Form 10-Q
period 2016-09-30
FIFTH THIRD BANCORP
filed 2016-11-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 755,613,518 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2016.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic or real estate market conditions, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, weaken or are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses (22) difficulties in separating the operations of any branches or other assets divested; (23) losses or adverse impacts on the carrying values of branches and long-lived assets in connection with their sales or anticipated sales; (24) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (25) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (26) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

Glossary of Abbreviations and Acronyms

Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ALCO: Asset Liability Management Committee	GSE: United States Government Sponsored Enterprise
ALLL: Allowance for Loan and Lease Losses	HAMP: Home Affordable Modification Program
AOCI: Accumulated Other Comprehensive Income	HARP: Home Affordable Refinance Program
ARM: Adjustable Rate Mortgage	HFS: Held for Sale
ASF: Available Stable Funding	HQLA: High Quality Liquid Assets
ASU: Accounting Standards Update	IPO: Initial Public Offering
ATM: Automated Teller Machine	IRC: Internal Revenue Code
BCBS: Basel Committee on Banking Supervision	IRLC: Interest Rate Lock Commitment
BHC: Bank Holding Company	ISDA: International Swaps and Derivatives Association, Inc.
BOLI: Bank Owned Life Insurance	LCR: Liquidity Coverage Ratio
BPO: Broker Price Opinion	LIBOR: London Interbank Offered Rate
bps: Basis Points	LLC: Limited Liability Company
CCAR: Comprehensive Capital Analysis and Review	LTV: Loan-to-Value
CDC: Fifth Third Community Development Corporation	MD&A: Management’s Discussion and Analysis of Financial
CET1: Common Equity Tier 1	Condition and Results of Operations
CFE: Collateralized Financing Entity	MSA: Metro Statistical Area
CFPB: Consumer Financial Protection Bureau	MSR: Mortgage Servicing Right
C&I: Commercial and Industrial	N/A: Not Applicable
CRA: Community Reinvestment Act	NII: Net Interest Income
DCF: Discounted Cash Flow	NM: Not Meaningful
DFA: Dodd-Frank Wall Street Reform & Consumer Protection Act	NSFR: Net Stable Funding Ratio
DIF: Deposit Insurance Fund	OAS: Option-Adjusted Spread
DTCC: Depository Trust & Clearing Corporation	OCI: Other Comprehensive Income (Loss)
ERISA: Employee Retirement Income Security Act	OREO: Other Real Estate Owned
ERM: Enterprise Risk Management	OTTI: Other-Than-Temporary Impairment
ERMC: Enterprise Risk Management Committee	PCA: Prompt Corrective Action
EVE: Economic Value of Equity	PMI: Private Mortgage Insurance
FASB: Financial Accounting Standards Board	RSF: Required Stable Funding
FDIC: Federal Deposit Insurance Corporation	SARs: Stock Appreciation Rights
FFIEC: Federal Financial Institutions Examination Council	SBA: Small Business Administration
FHA: Federal Housing Administration	SEC: United States Securities and Exchange Commission
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TDR: Troubled Debt Restructuring
FICO: Fair Isaac Corporation (credit rating)	TILA: Truth in Lending Act
FINRA: Financial Industry Regulatory Authority	TRA: Tax Receivable Agreement
FNMA: Federal National Mortgage Association	TruPS: Trust Preferred Securities
FRB: Federal Reserve Bank	U.S.: United States of America
FTE: Fully Taxable Equivalent	U.S. GAAP: United States Generally Accepted Accounting
FTP: Funds Transfer Pricing	Principles
FTS: Fifth Third Securities	VA: United States Department of Veteran Affairs
GDP: Gross Domestic Product	VIE: Variable Interest Entity
GNMA: Government National Mortgage Association	VRDN: Variable Rate Demand Note

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries. The Bancorp’s banking subsidiary is referred to as the Bank.

TABLE 1: Selected Financial Data

	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2016	2015	Change	2016	2015	Change

Income Statement Data
Net interest income (U.S. GAAP)	$907	901	1	$2,712	2,636	3
Net interest income (FTE)(a)(b)	913	906	1	2,730	2,650	3
Noninterest income	840	713	18	2,075	1,900	9
Total revenue(a)	1,753	1,619	8	4,805	4,550	6
Provision for loan and lease losses	80	156	(49)	289	305	(5)
Noninterest expense	973	943	3	2,942	2,814	5
Net income attributable to Bancorp	516	381	35	1,175	1,056	11
Net income available to common shareholders	501	366	37	1,123	1,004	12

Common Share Data
Earnings per share – basic	$0.66	0.46	43	$1.46	1.24	18
Earnings per share – diluted	0.65	0.45	44	1.45	1.22	19
Cash dividends declared per common share	0.13	0.13	-	0.39	0.39	-
Book value per share	20.44	18.22	12	20.44	18.22	12
Market value per share	20.46	18.91	8	20.46	18.91	8

Financial Ratios
Return on average assets	1.44%	1.07	35	1.10%	1.01	9
Return on average common equity	12.8	10.0	28	9.8	9.3	5
Return on average tangible common equity(b)	15.2	12.0	27	11.7	11.1	5
Dividend payout ratio	19.7	28.3	(30)	26.7	31.5	(15)
Average total Bancorp shareholders’ equity as a percent of average assets	11.83	11.24	5	11.67	11.35	3
Tangible common equity as a percent of tangible assets(b)(h)	8.78	8.32	6	8.78	8.32	6
Net interest margin(a)(b)	2.88	2.89	-	2.88	2.88	-
Efficiency(a)(b)	55.5	58.2	(5)	61.2	61.8	(1)

Credit Quality
Net losses charged-off	$107	188	(43)	$289	366	(21)
Net losses charged-off as a percent of average portfolio loans and leases	0.45%	0.80	(44)	0.41%	0.53	(23)
ALLL as a percent of portfolio loans and leases	1.37	1.35	1	1.37	1.35	1
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.54	1.49	3	1.54	1.49	3
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.75	0.65	15	0.75	0.65	15

Average Balances
Loans and leases, including held for sale	$94,417	94,329	-	$94,434	92,919	2
Total securities and other short-term investments	31,675	30,102	5	31,763	29,905	6
Total assets(j)	142,726	140,706	1	142,410	139,439	2
Transaction deposits(d)	94,855	94,660	-	94,821	95,100	-
Core deposits(e)	98,875	98,717	-	98,854	99,151	-
Wholesale funding(f)(j)	22,236	21,685	3	22,418	19,638	14
Bancorp shareholders’ equity	16,883	15,815	7	16,615	15,826	5

Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.17%	9.40(i)	8	10.17%	9.40(i)	8
Tier I risk-based capital(g)	11.27	10.49(i)	7	11.27	10.49(i)	7
Total risk-based capital(g)	14.88	13.68(i)	9	14.88	13.68(i)	9
Tier I leverage(g)	9.80	9.38(i)	4	9.80	9.38(i)	4
CET1 capital (fully phased-in)(b)(g)	10.09	9.30(i)	8	10.09	9.30(i)	8
Modified LCR	115	N/A	N/A	115	N/A	N/A

(a)

Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2016 and 2015 was $6 and $5, respectively, and for the nine months ended September 30, 2016 and 2015 was $18 and $14, respectively.

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

(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $33 of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2016, the Bancorp had $143.3 billion in assets and operated 1,191 full-service banking centers, including 94 Bank Mart® locations, open seven days a week, inside select grocery stores, and 2,497 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $404 million at September 30, 2016.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2016, net interest income on an FTE basis and noninterest income provided 52% and 48% of total revenue, respectively. For the nine months ended September 30, 2016, net interest income on an FTE basis and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and nine months ended September 30, 2016. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Branch Consolidations and Sales Activity

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell certain operating branch locations and certain parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”). In addition, the Bancorp announced on September 13, 2016 that it had identified an additional 44 branch locations and 5 parcels of undeveloped land that it planned to consolidate or sell.

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank and recorded a gain on the sale of $8 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income. Additionally, on April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania and recorded a gain on the sale of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income. Both transactions were part of the Branch Consolidation and Sales Plan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, the Bancorp had 72 branch locations and 37 parcels of undeveloped land that had been acquired for future branch expansion that it intended to consolidate or sell. These branch locations and parcels of undeveloped land, which include unsold properties from the Branch Consolidation and Sales Plan as well as properties included in the September 13, 2016 announcement, represent $45 million, $17 million and $2 million of land and improvements, buildings and equipment, respectively, included in bank premises and equipment in the Condensed Consolidated Balance Sheets as of September 30, 2016, of which $34 million, $10 million and $1 million, respectively, were classified as held for sale. The Bancorp expects to receive approximately $72 million in annual savings from operating expenses upon completion of the Branch Consolidation and Sales Plan and the consolidation and/or sale of properties included in the September 13, 2016 announcement. For further information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

On September 29, 2016, the Bancorp closed on the sale of an office complex. The sale also included all of the Bancorp’s rights, title and interest as a landlord under existing leases in the complex. Under the terms of the transaction, the Bancorp received proceeds of approximately $31 million and entered into a lease agreement whereby the Bancorp leased-back approximately 25% of the office complex. In conjunction with the transaction, which qualified as a sale-leaseback under U.S. GAAP, the Bancorp retired assets with a net book value of approximately $10 million, recognized a deferred gain of $10 million, which will be amortized as a reduction of rent expense over the 15 year lease term, and recorded a gain on the transaction of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Vantiv, Inc. TRA Transactions

On July 27, 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRAs with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling an estimated $331 million. The Bancorp recognized a pre-tax gain of $116 million in other noninterest income in the Condensed Consolidated Statements of Income from this settlement in the third quarter of 2016.

Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. If the associated call options or put options are exercised, 10% of the obligations would be settled with respect to each quarter in 2017 and 15% of the obligations would be settled with respect to each quarter in 2018. The Bancorp recognized a pre-tax gain of $164 million in other noninterest income in the Condensed Consolidated Statements of Income in the third quarter of 2016 associated with these options.

This agreement does not impact the TRA payments expected to be recognized in the fourth quarter of 2016 and the fourth quarter of 2017 which are expected to be received in the first quarter of 2017 and the first quarter of 2018, respectively.

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2016, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2016, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

December 14, 2015	$215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016	240	12,623,762	1,868,379	14,492,141	April 11, 2016
August 5, 2016	240	10,979,548	1,099,205	12,078,753	November 7, 2016

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 2, 2016, the Bank submitted a redemption notice to the Issuing and Paying Agent to redeem $1.0 billion of 1.15% senior fixed-rate notes and $750 million of senior floating-rate notes at three-month LIBOR plus 51 bps. Pursuant to the terms and conditions of the notes, the Bank redeemed the notes on October 19, 2016, which was 30 days prior to their scheduled maturity on November 18, 2016.

On September 27, 2016, the Bank issued and sold $1.0 billion in aggregate principal amount of unsecured senior bank notes, with a maturity of three years, due on September 27, 2019. The bank notes consisted of $750 million of 1.625% senior fixed-rate notes and $250 million of senior floating-rate notes at three-month LIBOR plus 59 bps. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 53 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Legislative and Regulatory Developments

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge will take effect at the same time the FDIC is required to lower the regular FDIC insurance assessments by approximately 2 bps under a rule adopted by the FDIC in 2011, which is triggered by the DIF reserve ratio reaching 1.15% of insured deposits. In August of 2016, the FDIC announced the DIF reserve ratio reached 1.17% of insured deposits as of June 30, 2016. Therefore, on July 1, 2016, the Bancorp became subject to the FDIC surcharge and reduced regular FDIC insurance assessments. The surcharges will continue through the quarter that the DIF reserve ratio first reaches or exceeds 1.35% of insured deposits, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC projects the surcharges will be sufficient to raise the DIF reserve ratio to 1.35% in 2018. Fifth Third estimates the announced changes to the FDIC assessments will result in a net increase in its FDIC insurance expense of approximately $23 million on an annual basis.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fifth Third does not sponsor any private funds that, under the Volcker Rule, it is prohibited from sponsoring. At September 30, 2016, the Bancorp had approximately $147 million in interests and approximately $30 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. The Bancorp recognized $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the third quarter of 2016. Refer to Note 22 of the Notes to Condensed Consolidated Financial Statements for further information.

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

The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bank’s compliance with the CRA. This CRA examination resulted in a rating of “Needs to Improve.” The Bank believes that the “Needs to Improve” rating reflects legacy issues that have been remediated during the intervening three years. While the Bank’s CRA rating is “Needs to Improve” the Bancorp and the Bank face limitations and conditions on certain activities, including the commencement of new activities and merger with or acquisitions of other financial institutions. The Bank’s next CRA examination is expected to commence during the fourth quarter of 2016.

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2016 was $501 million, or $0.65 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2015 was $366 million, or $0.45 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2016 was $1.1 billion, or $1.45 per diluted share, which was net of $52 million in preferred stock dividends. For the nine months ended September 30, 2015, the Bancorp’s net income available to common shareholders was $1.0 billion, or $1.22 per diluted share, which was net of $52 million in preferred stock dividends. Pre-provision net revenue was $774 million and $1.8 billion for the three and nine months ended September 30, 2016, respectively, compared to $671 million and $1.7 billion for the same periods in 2015. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Net interest income on an FTE basis (non-GAAP) was $913 million and $2.7 billion for the three and nine months ended September 30, 2016, respectively, an increase of $7 million and $80 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average taxable securities and yields on average loans and leases. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee in December 2015 to raise the target range of the federal funds rate 25 bps. The nine months ended September 30, 2016 also included the positive impact of an increase in average loans and leases. These positive impacts were partially offset by increases in average long-term debt coupled with decreases in the net interest rate spread. Net interest margin on an FTE basis (non-GAAP) was 2.88% for both the three and nine months ended September 30, 2016 compared to 2.89% and 2.88%, respectively, for the same periods in the prior year.

Noninterest income increased $127 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in other noninterest income. Noninterest income increased $175 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in other noninterest income and corporate banking revenue partially offset by a decrease in mortgage banking net revenue. Other noninterest income increased $123 million and $174 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods included the impact of a $280 million gain, which was recognized during the third quarter of 2016, from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. The increase for both periods also included the impact of impairment charges on bank premises and equipment of $28 million and $31 million that were recognized during the three and nine months ended September 30, 2016, respectively, compared to impairment charges of $2 million and $104 million which were recognized during the three and nine months ended September 30, 2015, respectively.

The increase in other noninterest income for both periods was partially offset by a negative valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $2 million for the three months ended September 30, 2016 compared to a positive valuation adjustment of $130 million for the three months ended September 30, 2015. The nine months ended September 30, 2016 included positive valuation adjustments on the stock warrant of $64 million compared to $215 million for the nine months ended September 30, 2015. Additionally, the increase in other noninterest income for the three and nine months ended September 30, 2016 was partially offset by the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. Refer to Note 22 of the Notes to Condensed Consolidated Financial Statements for further information.

The nine months ended September 30, 2016 also included the impact of gains of $19 million on the sale of certain branches and the $11 million gain on the sale of the agent bankcard loan portfolio during the second quarter of 2016. Additionally, the increase in other noninterest income for the nine months ended September 30, 2016 was partially offset by $61 million of negative valuation adjustments related to the Visa total return swap compared to $27 million for the nine months ended September 30, 2015 as well as by the impact of a $37 million gain on the sale of residential mortgage loans classified as TDRs during the first quarter of 2015.

Mortgage banking net revenue decreased $55 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to a decrease in net mortgage servicing revenue partially offset by an increase in origination fees and gains on loan sales. Corporate banking revenue increased $50 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily driven by increases in lease remarketing fees and syndication fees partially offset by decreases in foreign exchange fees and business lending fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $30 million and $128 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) technology and communications and other noninterest expense partially offset by a decrease in card and processing expense. Personnel costs increased $19 million and $85 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increased base compensation, primarily due to personnel additions in risk and compliance and information technology, and increased variable compensation. The increase for the nine months ended September 30, 2016 was also driven by higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Technology and communications expense increased $6 million and $13 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year driven by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance and other growth initiatives.

Other noninterest expense increased $21 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, impairment on affordable housing investments and FDIC insurance and other taxes. Other noninterest expense increased $58 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, FDIC insurance and other taxes, impairment on affordable housing investments, losses and adjustments and operating lease expense partially offset by a decrease in loan and lease expense.

Card and processing expense decreased $10 million and $13 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to the impact of renegotiated service contracts.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $80 million and $289 million for the three and nine months ended September 30, 2016, respectively, compared to $156 million and $305 million for the same periods in 2015. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.45% during the three months ended September 30, 2016 compared to 0.80% during the same period in the prior year and decreased to 0.41% for the nine months ended September 30, 2016 compared to 0.53% for the same period in the prior year. At September 30, 2016, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.75% compared to 0.70% at December 31, 2015. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of September 30, 2016, as calculated under the Basel III transition provisions, the CET1 capital ratio was 10.17%, the Tier I risk-based capital ratio was 11.27%, the Total risk-based capital ratio was 14.88% and the Tier I leverage ratio was 9.80%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, net interest margin and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Net Interest Income on an FTE Basis, Net Interest Margin and Efficiency Ratio

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Net interest income (U.S. GAAP)	$907	901	2,712	2,636
Add: FTE adjustment	6	5	18	14

Net interest income on an FTE basis (1)	$913	906	2,730	2,650
Net interest income on an FTE basis (annualized) (2)	3,632	3,594	3,640	3,533

Noninterest income (3)	$840	713	2,075	1,900
Noninterest expense (4)	973	943	2,942	2,814
Average interest-earning assets (5)	126,092	124,431	126,197	122,824

Ratios:
Net interest margin (2) / (5)	2.88%	2.89	2.88	2.88
Efficiency ratio (4) / (1) + (3)	55.5	58.2	61.2	61.8

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measure - Income Before Income Taxes on an FTE Basis

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Income before income taxes (U.S. GAAP)	$694	515	1,556	1,417
Add: FTE adjustment	6	5	18	14

Income before income taxes on an FTE basis	$700	520	1,574	1,431

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measure - Pre-Provision Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Net interest income (U.S. GAAP)	$907	901	2,712	2,636
Add: Noninterest income	840	713	2,075	1,900
Less: Noninterest expense	(973)	(943)	(2,942)	(2,814)

Pre-provision net revenue	$774	671	1,845	1,722

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measure - Return on Average Tangible Common Equity

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Net income available to common shareholders (U.S. GAAP)	$501	366	1,123	1,004
Add: Intangible amortization, net of tax	-	-	1	1

Tangible net income available to common shareholders	$501	366	1,124	1,005
Tangible net income available to common shareholders (annualized) (1)	1,993	1,452	1,499	1,340

Average Bancorp shareholders’ equity (U.S. GAAP)	$16,883	15,815	16,615	15,826
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill	(2,416)	(2,416)	(2,416)	(2,416)
Average intangible assets and other servicing rights	(10)	(14)	(10)	(15)

Average tangible common equity (2)	$13,126	12,054	12,858	12,064

Return on average tangible common equity (1) / (2)	15.2%	12.0	11.7	11.1

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio, tangible common equity ratio and tangible book value per share, in addition to capital ratios defined by the U.S. banking agencies. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Additionally, the Bancorp became subject to the Basel III Final Rule on January 1, 2015 which defined various regulatory capital ratios including the CET1 ratio. The CET1 capital ratio has transition provisions that will be phased out over time. The Bancorp is presenting the CET1 capital ratio on a fully phased-in basis for comparative purposes with other organizations. The Bancorp considers the fully phased-in CET1 ratio a non-GAAP measure since it is not the CET1 ratio in effect for the periods presented. Since analysts and the U.S. banking agencies may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 7: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	September 30, 2016	December 31, 2015
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,776	15,839
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(10)	(13)
Tangible common equity, including unrealized gains / losses (1)	13,019	12,079
Less: AOCI	(755)	(197)
Tangible common equity, excluding unrealized gains / losses (2)	12,264	11,882
Add: Preferred stock	1,331	1,331
Tangible equity (3)	$13,595	13,213

Total Assets (U.S. GAAP)	$143,279	141,048	(f)
Less: Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(10)	(13)
AOCI, before tax	(1,162)	(303)
Tangible assets, excluding unrealized gains / losses (4)	$139,691	138,316

Common shares outstanding (5)	756	785

Ratios:
Tangible equity as a percentage of tangible assets (3) / (4)(d)	9.73%	9.55
Tangible common equity as a percentage of tangible assets (2) / (4)(d)	8.78	8.59
Tangible book value per share (1) / (5)	17.22	15.39

Basel III Final Rule - Transition to Fully Phased-In
CET1 capital (transitional)	$12,299	11,917
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(4)	(8)
CET1 capital (fully phased-in) (6)	12,295	11,909
Risk-weighted assets (transitional)(b)	120,954	121,290	(e)
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	929	1,178
Risk-weighted assets (fully phased-in) (7)	$121,883	122,468	(e)
CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)	10.09%	9.72	(e)
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

(f)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015. No material changes were made to the valuation techniques or models during the nine months ended September 30, 2016.

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

Tables 8 and 9 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2016 and 2015, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $913 million and $2.7 billion for the three and nine months ended September 30, 2016, respectively, an increase of $7 million and $80 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average taxable securities of $1.5 billion and $3.5 billion for the three and nine months ended September 30, 2016, respectively, and increases in yields on average loans and leases of 10 bps and 5 bps for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee in December 2015 to raise the target range of the federal funds rate 25 bps. The nine months ended September 30, 2016 also included the positive impact of an increase in average loans and leases of $1.5 billion compared to the same period in the prior year. These positive impacts were partially offset by increases in average long-term debt of $1.4 billion and $1.2 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year coupled with decreases in the net interest rate spread to 2.66% and 2.68% during the three and nine months ended September 30, 2016, respectively, from 2.71% and 2.70% in the same periods in the prior year. The decreases in the net interest rate spread were due to a 12 bps and 9 bps increase in the rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2016, respectively, partially offset by a 7 bps increase in yields on average interest-earning assets for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 2.88% for both the three and nine months ended September 30, 2016 compared to 2.89% and 2.88% for the three and nine months ended September 30, 2015, respectively. The decrease from the three months ended September 30, 2015 was driven primarily by the aforementioned decrease in net interest rate spread coupled with an increase of $1.7 billion in average interest-earning assets partially offset by an increase in average free funding balances. The nine months ended September 30, 2016 was positively impacted by an increase in average free funding balances compared to the same period in the prior year offset by an increase of $3.4 billion in average interest-earning assets as well as the aforementioned decrease in net interest rate spread. The increase in average free funding balances for both periods was driven by an increase in average demand deposits of $687 million and $881 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year as well as an increase in average shareholders’ equity of $1.1 billion and $784 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $22 million and $78 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2016 was driven by an increase in yields on average loans and leases of 10 bps compared to the same period in the prior year primarily due to an increase in yields on average commercial and industrial loans. The increase for the nine months ended September 30, 2016 was primarily due to an increase in average loans and leases coupled with an increase in yields on average loans and leases. Average loans and leases increased $1.5 billion for the nine months ended September 30, 2016 compared to the same period in the prior year driven primarily by increases in average residential mortgage loans, average commercial construction loans and average commercial and industrial loans partially offset by a decrease in average automobile loans. Yields on average loans and leases increased 5 bps for the nine months ended September 30, 2016 compared to the same period in the prior year primarily driven by an increase in yields on average commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $10 million and $69 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $7 million for both the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. These increases were primarily due to increases in the cost of average interest-bearing core deposits to 26 bps for both the three and nine months ended September 30, 2016 from 22 bps and 24 bps for the three and nine months ended September 30, 2015, respectively. The increase in the cost of average interest-bearing core deposits for both periods was primarily due to increases in the cost of average interest checking deposits. The increase for the three months ended September 30, 2016 compared to the same period in the prior year was also due to an increase in the cost of average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $18 million and $60 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2016 were primarily due to increases of 24 bps and 25 bps, respectively, in the rates paid on average long-term debt coupled with the aforementioned increases in average long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and nine months ended September 30, 2016, average wholesale funding represented 26% of average interest-bearing liabilities compared to 25% and 23% during the three and nine months ended September 30, 2015, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Market Risk Management section of MD&A.

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the three months ended	September 30, 2016			September 30, 2015				Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance		Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,125	356	3.28%	$43,162		339	3.11%	$(2)	19	17
Commercial mortgage loans	6,891	57	3.31	7,038		56	3.17	(1)	2	1
Commercial construction loans	3,848	33	3.43	2,966		23	3.13	8	2	10
Commercial leases	3,963	26	2.64	3,847		27	2.72	-	(1)	(1)
Total commercial loans and leases	57,827	472	3.25	57,013		445	3.09	5	22	27
Residential mortgage loans	15,346	136	3.51	13,976		128	3.63	12	(4)	8
Home equity	7,918	75	3.76	8,521		78	3.61	(6)	3	(3)
Automobile loans	10,508	72	2.71	11,881		79	2.62	(10)	3	(7)
Credit card	2,165	56	10.34	2,277		60	10.38	(4)	-	(4)
Other consumer loans and leases	653	11	6.90	661		10	6.81	1	-	1
Total consumer loans and leases	36,590	350	3.80	37,316		355	3.78	(7)	2	(5)
Total loans and leases	$94,417	822	3.46%	$94,329		800	3.36%	$(2)	24	22
Securities:
Taxable	29,772	238	3.18	28,251		229	3.23	12	(3)	9
Exempt from income taxes(b)	76	1	4.91	52		1	5.20	-	-	-
Other short-term investments	1,827	2	0.44	1,799		1	0.23	-	1	1
Total interest-earning assets	$126,092	1,063	3.36%	$124,431		1,031	3.29%	$10	22	32
Cash and due from banks	2,289			2,503
Other assets	15,644			15,064	(d)
Allowance for loan and lease losses	(1,299)			(1,292)
Total assets	$142,726			$140,706	(d)
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$24,475	14	0.23%	$25,590		11	0.18%	$-	3	3
Savings deposits	14,232	2	0.04	14,868		2	0.05	-	-	-
Money market deposits	19,706	13	0.27	18,253		10	0.21	-	3	3
Foreign office deposits	524	-	0.17	718		-	0.14	-	-	-
Other time deposits	4,020	13	1.24	4,057		12	1.19	1	-	1
Total interest-bearing core deposits	62,957	42	0.26	63,486		35	0.22	1	6	7
Certificates $100,000 and over	2,768	8	1.28	2,924		9	1.16	(2)	1	(1)
Other deposits	749	1	0.41	222		-	0.16	1	-	1
Federal funds purchased	446	-	0.40	1,978		-	0.14	(1)	1	-
Other short-term borrowings	2,171	2	0.30	1,897		1	0.13	-	1	1
Long-term debt	16,102	97	2.40	14,664	(d)	80	2.16	8	9	17
Total interest-bearing liabilities	$85,193	150	0.70%	$85,171	(d)	125	0.58%	$7	18	25
Demand deposits	35,918			35,231
Other liabilities	4,704			4,458
Total liabilities	$125,815			$124,860	(d)
Total equity	$16,911			$15,846
Total liabilities and equity	$142,726			$140,706	(d)
Net interest income (FTE)(c)		$913				$906		$3	4	7
Net interest margin (FTE)(c)			2.88%				2.89%
Net interest rate spread (FTE)			2.66				2.71
Interest-bearing liabilities to interest-earning assets			67.56				68.45
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $6 and $5 for the three months ended September 30, 2016 and 2015, respectively.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(d)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $33 of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2016			September 30, 2015				Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance		Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,376	1,057	3.25%	$42,399		995	3.14%	$25	37	62
Commercial mortgage loans	6,878	169	3.29	7,144		172	3.22	(7)	4	(3)
Commercial construction loans	3,567	91	3.39	2,574		61	3.17	25	5	30
Commercial leases	3,914	79	2.71	3,780		80	2.82	2	(3)	(1)
Total commercial loans and leases	57,735	1,396	3.23	55,897		1,308	3.13	45	43	88
Residential mortgage loans	14,866	397	3.57	13,624		378	3.71	34	(15)	19
Home equity	8,072	229	3.79	8,658		236	3.64	(16)	9	(7)
Automobile loans	10,892	219	2.68	11,905		236	2.65	(20)	3	(17)
Credit card	2,213	174	10.48	2,298		177	10.31	(6)	3	(3)
Other consumer loans and leases	656	32	6.51	537		34	8.45	7	(9)	(2)
Total consumer loans and leases	36,699	1,051	3.82	37,022		1,061	3.83	(1)	(9)	(10)
Total loans and leases	$94,434	2,447	3.46%	$92,919		2,369	3.41%	$44	34	78
Securities:
Taxable	29,798	705	3.16	26,251		635	3.24	85	(15)	70
Exempt from income taxes(b)	80	2	4.43	57		2	5.08	-	-	-
Other short-term investments	1,885	6	0.43	3,597		7	0.25	(4)	3	(1)
Total interest-earning assets	$126,197	3,160	3.35%	$122,824		3,013	3.28%	$125	22	147
Cash and due from banks	2,284			2,655
Other assets	15,218			15,264	(d)
Allowance for loan and lease losses	(1,289)			(1,304)
Total assets	$142,410			$139,439	(d)
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$24,974	42	0.23%	$26,452		38	0.19%	$(3)	7	4
Savings deposits	14,469	5	0.05	15,065		7	0.06	(1)	(1)	(2)
Money market deposits	19,203	37	0.26	17,942		34	0.25	2	1	3
Foreign office deposits	497	1	0.16	844		1	0.16	-	-	-
Other time deposits	4,033	38	1.23	4,051		36	1.20	1	1	2
Total interest-bearing core deposits	63,176	123	0.26	64,354		116	0.24	(1)	8	7
Certificates $100,000 and over	2,801	27	1.28	2,722		24	1.19	1	2	3
Other deposits	407	1	0.41	75		-	0.16	1	-	1
Federal funds purchased	582	2	0.38	832		-	0.13	1	1	2
Other short-term borrowings	3,160	8	0.36	1,736		2	0.12	1	5	6
Long-term debt	15,468	269	2.33	14,273	(d)	221	2.08	20	28	48
Total interest-bearing liabilities	$85,594	430	0.67%	$83,992	(d)	363	0.58%	$23	44	67
Demand deposits	35,678			34,797
Other liabilities	4,492			4,788
Total liabilities	$125,764			$123,577	(d)
Total equity	$16,646			$15,862
Total liabilities and equity	$142,410			$139,439	(d)
Net interest income (FTE)(c)		$2,730				$2,650		$102	(22)	80
Net interest margin (FTE)(c)			2.88%				2.88%
Net interest rate spread (FTE)			2.68				2.70
Interest-bearing liabilities to interest-earning assets			67.83				68.38
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $18 and $14 for the nine months ended September 30, 2016 and 2015, respectively.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(d)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $33 of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan and lease losses was $80 million and $289 million for the three and nine months ended September 30, 2016, respectively, compared to $156 million and $305 million during the same periods in the prior year. The decrease in provision expense for both periods was primarily due to the impact of the restructuring of a student loan backed commercial credit originated in 2007 during the third quarter of 2015 partially offset by prolonged softness in commodity prices, slow global economic growth and appreciation of the U.S. dollar. The ALLL was $1.3 billion at both September 30, 2016 and December 31, 2015. At both September 30, 2016 and December 31, 2015, the ALLL as a percent of portfolio loans and leases was 1.37%.

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

Noninterest Income

Noninterest income increased $127 million and $175 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 10: Components of Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
Service charges on deposits	$143	145	(1)	$417	419	-
Corporate banking revenue	111	104	7	330	280	18
Wealth and asset management revenue	101	103	(2)	304	315	(3)
Card and processing revenue	79	77	3	240	225	7
Mortgage banking net revenue	66	71	(7)	219	274	(20)
Other noninterest income	336	213	58	552	378	46
Securities gains, net	4	-	100	13	9	44
Total noninterest income	$840	713	18	$2,075	1,900	9

Service charges on deposits

Service charges on deposits decreased $2 million for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2016 compared to the same periods in the prior year was due to a $3 million and $8 million, respectively, decrease in consumer deposit fees driven by a decrease in consumer checking fees partially offset by a $1 million and $6 million, respectively, increase in commercial deposit fees driven by new customer acquisition.

Corporate banking revenue

Corporate banking revenue increased $7 million and $50 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year was primarily driven by increases in lease remarketing fees and syndication fees. The increase for the nine months ended September 30, 2016 was partially offset by decreases in foreign exchange fees and letter of credit fees. The increase in lease remarketing fees of $5 million and $35 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year included an $11 million gain on certain commercial lease terminations partially offset by $6 million of impairment charges related to certain operating lease equipment that were recognized during the third quarter of 2016. The increase in lease remarketing fees for the nine months ended September 30, 2016 compared to the same period in the prior year also included the impact of $36 million of impairment charges related to operating lease equipment that was recognized during the nine months ended September 30, 2015. Syndication fees increased $4 million and $31 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year as a result of increased activity in the market. Foreign exchange fees decreased $11 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily driven by lower volume coupled with lower volatility. Letter of credit fees decreased $7 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily driven by a decrease in outstanding VRDNs.

Wealth and asset management revenue

Wealth and asset management revenue (formerly investment advisory revenue) decreased $2 million and $11 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year was primarily due to decreases of $4 million and $13 million, respectively, in transactional securities and brokerage fees driven by lower sales and trading volume. These decreases were partially offset by a $2 million increase in private client service fees and institutional fees for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year. The Bancorp had approximately $314 billion and $297 billion in total assets under care at September 30, 2016 and 2015, respectively, and managed $27 billion and $25 billion in assets for individuals, corporations and not-for-profit organizations at September 30, 2016 and 2015, respectively.

Card and processing revenue

Card and processing revenue increased $2 million and $15 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in the number of actively used cards and customer spend volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue

Mortgage banking net revenue decreased $5 million and $55 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year.

The following table presents the components of mortgage banking net revenue:

TABLE 11: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Origination fees and gains on loan sales	$61	46	156	134
Net mortgage servicing revenue:
Gross mortgage servicing fees	49	54	151	169
MSR amortization	(35)	(37)	(96)	(110)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(9)	8	8	81

Net mortgage servicing revenue	5	25	63	140

Mortgage banking net revenue	$66	71	219	274

Origination fees and gains on loan sales increased $15 million and $22 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year driven by an increase in saleable residential mortgage loan originations. Residential mortgage loan originations increased to $2.9 billion and $7.3 billion during the three and nine months ended September 30, 2016, respectively, compared to $2.3 billion and $6.6 billion during the same periods in the prior year.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related MSR amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $20 million and $77 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decreases for the three and nine months ended September 30, 2016 compared to the same periods in the prior year were driven by decreases of $17 million and $73 million in net valuation adjustments, respectively, as well as decreases of $5 million and $18 million in gross mortgage servicing fees, respectively. These decreases were partially offset by decreases in MSR amortization of $2 million and $14 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 12: Components of Net Valuation Adjustments on MSRs

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(16)	85	133	119
(Provision for) recovery of MSR impairment	7	(77)	(125)	(38)

Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(9)	8	8	81

Mortgage rates increased during the three months ended September 30, 2016. Actual prepayment speeds also increased during the three months ended September 30, 2016, but were associated with the interest rate decline at the end of the second quarter of 2016 as there is a natural lag between interest rate movements and prepayments. The increase in mortgage rates caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment on servicing rights during the period. Mortgage rates decreased during the nine months ended September 30, 2016. Mortgage rates were also lower during both the three and nine months ended September 30, 2015 which caused actual prepayments on the servicing portfolio to increase. Lower mortgage rates caused modeled prepayment speeds to increase, which led to temporary impairment on servicing rights during the periods.

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

The Bancorp’s total residential loans serviced at September 30, 2016 and 2015 were $70.2 billion and $74.5 billion, respectively, with $54.6 billion and $60.3 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 13: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Income from the TRA associated with Vantiv, Inc.	$280	-	280	-
Operating lease income	27	22	76	66
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	(2)	130	64	215
Equity method income from interest in Vantiv Holding, LLC	21	17	51	42
BOLI income	12	12	39	37
Cardholder fees	12	11	33	33
Gains on sale of branches	-	-	19	-
Consumer loan and lease fees	7	6	17	18
Banking center income	5	6	15	16
Insurance income	3	3	9	11
Net gains (losses) on loan sales	1	(1)	8	40
Private equity investment income	(5)	12	5	21
Loss on swap associated with the sale of Visa, Inc. class B shares	(12)	(8)	(61)	(27)
Net losses on disposition and impairment of bank premises and equipment	(17)	(1)	(14)	(102)
Other, net	4	4	11	8
Total other noninterest income	$336	213	552	378

Other noninterest income increased $123 million during the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in the income from the TRA associated with Vantiv, Inc. partially offset by decreases in positive valuation adjustments on the warrant associated with Vantiv Holding, LLC and private equity investment income as well as an increase in net losses on disposition and impairment of bank premises and equipment. Other noninterest income increased $174 million during the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in the income from the TRA associated with Vantiv, Inc. and gains on sale of branches as well as a decrease in the net losses on disposition and impairment of bank premises and equipment. These increases were partially offset by decreases in positive valuation adjustments on the warrant associated with Vantiv Holding, LLC, net gains on loan sales and private equity investment income as well as an increase in the loss on the swap associated with the sale of Visa, Inc. class B shares.

The increase for both periods included the impact of a $280 million gain, which was recognized during the third quarter of 2016, from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. The increase for the three and nine months ended September 30, 2016 compared to the same periods in the prior year also included the impact of impairment charges of $28 million and $31 million, respectively, included in net losses on disposition and impairment of bank premises and equipment, compared to impairment charges of $2 million and $104 million which were recognized during the three and nine months ended September 30, 2015, respectively. The impairment charges for both the three and nine months ended September 30, 2016 were partially offset by a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016. For further information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Gains on sale of branches of $19 million for the nine months ended September 30, 2016 included an $11 million gain on the sale of the Bancorp’s retail operations in the Pittsburgh MSA to First National Bank of Pennsylvania during the second quarter of 2016 and an $8 million gain on the sale of the Bancorp’s retail operations in the St. Louis MSA to Great Southern Bank during the first quarter of 2016.

The Bancorp recognized a negative valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $2 million and a positive valuation adjustment of $130 million for the three months ended September 30, 2016 and 2015, respectively. The nine months ended September 30, 2016 and 2015 included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million and $215 million, respectively. The fair value of the stock warrant is calculated using the Black-Scholes option-pricing model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The negative valuation adjustment for the three months ended September 30, 2016 was primarily due to a decrease of 1% in Vantiv, Inc.’s share price from June 30, 2016 to September 30, 2016. The positive valuation adjustment for the three months ended September 30, 2015 was primarily due to an increase of 18% in Vantiv, Inc.’s share price from June 30, 2015 to September 30, 2015. The positive valuation adjustments for the nine months ended September 30, 2016 and 2015 were primarily due to increases of 19% and 32%, respectively, in Vantiv, Inc.’s share price from December 31, 2015 to September 30, 2016 and from December 31, 2014 to September 30, 2015. The changes in the valuation adjustments for the three and nine months ended September 30, 2016 compared to the same periods in the prior year included the impact of the sale and exercise of a portion of the warrant during the fourth quarter of 2015. For additional information on the valuation of the warrant, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

Private equity investment income decreased $17 million and $16 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. Refer to Note 22 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net gains on loan sales decreased $32 million for the nine months ended September 30, 2016 compared to the same period in the prior year as the prior period included the impact of a $37 million gain on the sale of residential mortgage loans classified as TDRs during the first quarter of 2015 which was partially offset by the $11 million gain on the sale of the agent bankcard loan portfolio during the second quarter of 2016.

During the nine months ended September 30, 2016, the Bancorp recognized a $61 million negative valuation adjustment related to the Visa total return swap compared to $27 million during the nine months ended September 30, 2015. The adjustment for the nine months ended September 30, 2016 was primarily attributable to the decision of the U.S. Court of Appeals for the Second Circuit to vacate and reverse the district court’s approval of the settlement of an interchange antitrust class action litigation matter on June 30, 2016. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the related litigation matters, refer to Note 16, Note 17 and Note 22 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Noninterest expense increased $30 million and $128 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense partially offset by a decrease in card and processing expense.

The following table presents the components of noninterest expense:

TABLE 14: Components of Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
Salaries, wages and incentives	$400	387	3	$1,209	1,139	6
Employee benefits	78	72	8	263	248	6
Net occupancy expense	73	77	(5)	226	238	(5)
Technology and communications	62	56	11	178	165	8
Card and processing expense	30	40	(25)	101	114	(11)
Equipment expense	29	31	(6)	89	92	(3)
Other noninterest expense	301	280	8	876	818	7
Total noninterest expense	$973	943	3	$2,942	2,814	5
Efficiency ratio on an FTE basis(a)	55.5%	58.2		61.2%	61.8
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $19 million and $85 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increased base compensation, primarily due to personnel additions in risk and compliance and information technology, and increased variable compensation. The increase for the nine months ended September 30, 2016 was also driven by higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Full-time equivalent employees totaled 18,072 at September 30, 2016 compared to 18,311 at September 30, 2015.

Technology and communications expense increased $6 million and $13 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year driven by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance and other growth initiatives.

Card and processing expense decreased $10 million and $13 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to the impact of renegotiated service contracts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of other noninterest expense:

TABLE 15: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Impairment on affordable housing investments	$42	37	128	112
FDIC insurance and other taxes	33	28	95	72
Marketing	30	32	81	87
Loan and lease	30	30	81	90
Operating lease	22	18	64	54
Losses and adjustments	8	9	51	38
Professional service fees	14	21	43	49
Data processing	14	12	37	34
Postal and courier	12	11	35	34
Travel	11	13	34	40
Recruitment and education	10	9	28	24
Provision for the reserve for unfunded commitments	11	2	24	-
Donations	9	5	15	15
Insurance	4	4	11	13
Supplies	4	4	11	12
Other, net	47	45	138	144

Total other noninterest expense	$301	280	876	818

Other noninterest expense increased $21 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, impairment on affordable housing investments and FDIC insurance and other taxes. The provision for the reserve for unfunded commitments increased $9 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in estimated loss rates related to unfunded commitments. Impairment on affordable housing investments increased $5 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. FDIC insurance and other taxes increased $5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the implementation of the FDIC surcharge in the third quarter of 2016. For further information on the FDIC surcharge, refer to the Legislative and Regulatory Developments subsection of the Overview section of MD&A.

Other noninterest expense increased $58 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, FDIC insurance and other taxes, impairment on affordable housing investments, losses and adjustments and operating lease expense partially offset by a decrease in loan and lease expense. The provision for the reserve for unfunded commitments increased $24 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in estimated loss rates related to unfunded commitments. FDIC insurance and other taxes increased $23 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to the implementation of the FDIC surcharge in the third quarter of 2016 as well as an increase in the FDIC insurance assessment base and a favorable settlement of a tax liability related to prior years during the first quarter of 2015. Impairment on affordable housing investments increased $16 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. Losses and adjustments increased $13 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to the impact of favorable legal settlements for the nine months ended September 30, 2015. Additionally, operating lease expense increased $10 million for the nine months ended September 30, 2016 compared to the same period in the prior year. The decrease in loan and lease expense of $9 million for the nine months ended September 30, 2016 compared to the same period in the prior year included lower loan closing and appraisal costs driven by a decline in automobile loan originations.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio was 55.5% and 61.2% for the three and nine months ended September 30, 2016, respectively, compared to 58.2% and 61.8% for the three and nine months ended September 30, 2015, respectively. The efficiency ratio is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 16: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Income before income taxes	$694	515	1,556	1,417
Applicable income tax expense	178	134	385	367
Effective tax rate	25.6%	26.0	24.6	25.9

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily related to gains on sales of certain leveraged leases that are exempt from federal taxation partially offset by Vantiv, Inc. related gains.

The Bancorp establishes a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. Based on the Bancorp’s stock price at September 30, 2016, the Bancorp believes it will recognize a $7 million non-cash charge to income tax expense over the next twelve months related to stock-based awards, primarily in the second quarter of 2017. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may recognize a non-cash charge to income tax expense greater than or less than $7 million over the next twelve months.

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

TABLE 17: Components of Loans and Leases (including loans held for sale)

	September 30, 2016		December 31, 2015
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,829	46	$42,151	46
Commercial mortgage loans	6,860	7	6,991	7
Commercial construction loans	3,905	4	3,214	3
Commercial leases	3,995	4	3,854	4
Total commercial loans and leases	57,589	61	56,210	60
Consumer loans and leases:
Residential mortgage loans	15,597	17	14,424	15
Home equity	7,864	8	8,336	9
Automobile loans	10,349	11	11,497	12
Credit card	2,169	2	2,360	3
Other consumer loans and leases	643	1	658	1
Total consumer loans and leases	36,622	39	37,275	40
Total loans and leases	$94,211	100	$93,485	100
Total portfolio loans and leases (excluding loans held for sale)	$93,151		$92,582

Loans and leases, including loans held for sale, increased $726 million, or 1%, from December 31, 2015. The increase from December 31, 2015 was the result of a $1.4 billion, or 2%, increase in commercial loans and leases, partially offset by a $653 million, or 2%, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2015 primarily due to increases in commercial construction loans, commercial and industrial loans and commercial leases, partially offset by a decrease in commercial mortgage loans. Commercial construction loans increased $691 million, or 21%, from December 31, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial and industrial loans increased $678 million, or 2%, from December 31, 2015 primarily as a result of increases in new loan origination activity and line utilization. Commercial leases increased $141 million, or 4%, from December 31, 2015 primarily as a result of an increase in syndication and participation origination activity. Commercial mortgage loans decreased $131 million, or 2%, from December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2015 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $1.1 billion, or 10%, from December 31, 2015 and home equity decreased $472 million, or 6%, from December 31, 2015 as payoffs exceeded new loan production. Credit card decreased $191 million, or 8%, from December 31, 2015 primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016 and seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $1.2 billion, or 8%, from December 31, 2015 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the nine months ended September 30, 2016.

TABLE 18: Components of Average Loans and Leases (including loans held for sale)

	September 30, 2016		September 30, 2015
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,125	46	$43,162	46
Commercial mortgage loans	6,891	7	7,038	7
Commercial construction loans	3,848	4	2,966	3
Commercial leases	3,963	4	3,847	4
Total commercial loans and leases	57,827	61	57,013	60
Consumer loans and leases:
Residential mortgage loans	15,346	17	13,976	15
Home equity	7,918	8	8,521	9
Automobile loans	10,508	11	11,881	13
Credit card	2,165	2	2,277	2
Other consumer loans and leases	653	1	661	1
Total consumer loans and leases	36,590	39	37,316	40
Total average loans and leases	$94,417	100	$94,329	100
Total average portfolio loans and leases (excluding loans held for sale)	$93,511		$93,373

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including loans held for sale, increased $88 million from September 30, 2015 as a result of an $814 million, or 1%, increase in average commercial loans and leases, partially offset by a $726 million, or 2%, decrease in average consumer loans and leases.

Average commercial loans and leases increased from September 30, 2015 primarily due to increases in average commercial construction loans and average commercial leases, partially offset by a decrease in average commercial mortgage loans. Average commercial construction loans increased $882 million, or 30%, from September 30, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial leases increased $116 million, or 3%, from September 30, 2015 primarily as a result of an increase in syndication and participation origination activity. Average commercial mortgage loans decreased $147 million, or 2%, from September 30, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from September 30, 2015 primarily due to decreases in average automobile loans, average home equity and average credit card, partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $1.4 billion, or 12%, from September 30, 2015 and average home equity decreased $603 million, or 7%, from September 30, 2015 as payoffs exceeded new loan production. Average credit card decreased $112 million, or 5%, primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016. Average residential mortgage loans increased $1.4 billion, or 10%, from September 30, 2015 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $31.2 billion and $29.5 billion at September 30, 2016 and December 31, 2015, respectively. The taxable investment securities portfolio had an effective duration of 4.0 years at September 30, 2016 compared to 5.1 years at December 31, 2015.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. At September 30, 2016, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both September 30, 2016 and December 31, 2015. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI.

The following table provides a summary of OTTI by security type:

TABLE 19: Components of OTTI by Security Type

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Available-for-sale and other debt securities	$(2)	-	(7)	(5)
Available-for-sale equity securities	-	-	(1)	-
Total OTTI(a)	$(2)	-	(8)	(5)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of investment securities:

TABLE 20: Components of Investment Securities

As of ($ in millions)	September 30, 2016	December 31, 2015
Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$866	1,155
Obligations of states and political subdivisions securities	49	50
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,671	14,811
Agency commercial mortgage-backed securities	8,449	7,795
Non-agency commercial mortgage-backed securities	2,683	2,801
Asset-backed securities and other debt securities	2,069	1,363
Equity securities(b)	699	703
Total available-for-sale and other securities	$29,486	28,678
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$55	68
Asset-backed securities and other debt securities	1	2
Total held-to-maturity securities	$56	70
Trading securities (fair value):
U.S. Treasury and federal agencies securities	$9	19
Obligations of states and political subdivisions securities	42	9
Agency residential mortgage-backed securities	13	6
Asset-backed securities and other debt securities	30	19
Equity securities	337	333
Total trading securities	$431	386
(a)

Includes interest-only mortgage-backed securities of $33 and $50 as of September 30, 2016 and December 31, 2015, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $357 and $1, respectively, at September 30, 2016 and $248, $355, and $1, respectively, at December 31, 2015, that are carried at cost, and certain mutual fund and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $808 million, or 3%, from December 31, 2015 primarily due to increases in asset-backed securities and other debt securities and agency commercial mortgage-backed securities partially offset by a decrease in U.S. Treasury and federal agencies securities.

On an amortized cost basis, available-for-sale and other securities were 23% of total interest-earning assets at both September 30, 2016 and December 31, 2015. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 5.6 years at September 30, 2016 compared to 6.4 years at December 31, 2015. In addition, at September 30, 2016, the available-for-sale and other securities portfolio had a weighted-average yield of 3.35%, compared to 3.19% at December 31, 2015.

Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $1.2 billion at September 30, 2016 compared to $366 million at December 31, 2015. The increase from December 31, 2015 was primarily due to a decrease in interest rates during the nine months ended September 30, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 21: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2016 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$790	803	0.4	4.12%
Average life 1 – 5 years	76	78	4.3	1.80
Total	$866	881	0.8	3.92%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	15	15	-	0.11
Average life 5 – 10 years	34	37	6.5	3.93
Total	$49	52	4.6	2.79%
Agency residential mortgage-backed securities:
Average life of 1 year or less	53	53	0.8	4.44
Average life 1 – 5 years	10,053	10,383	3.8	3.65
Average life 5 – 10 years	4,361	4,538	6.0	3.39
Average life greater than 10 years	204	214	11.5	2.99
Total	$14,671	15,188	4.5	3.56%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	1,606	1,690	3.7	3.10
Average life 5 – 10 years	6,539	6,943	7.7	3.01
Average life greater than 10 years	304	317	12.0	2.99
Total	$8,449	8,950	7.1	3.03%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	112	113	0.7	4.18
Average life 1 – 5 years	294	305	3.1	3.43
Average life 5 – 10 years	2,277	2,416	7.6	3.34
Total	$2,683	2,834	6.8	3.39%
Asset-backed securities and other debt securities:
Average life of 1 year or less	203	207	0.2	2.58
Average life 1 – 5 years	790	800	3.1	3.11
Average life 5 – 10 years	237	237	7.8	2.77
Average life greater than 10 years	839	839	13.3	2.62
Total	$2,069	2,083	7.5	2.82%
Equity securities	699	701
Total available-for-sale and other securities	$29,486	30,689	5.6	3.35%
(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.14% and 1.49% for securities with an average life of 1 year or less, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% and 71% of the Bancorp’s asset funding base at September 30, 2016 and December 31, 2015, respectively.

TABLE 22: Components of Deposits

	September 30, 2016		December 31, 2015
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,625	34	$36,267	35
Interest checking	24,483	24	26,768	26
Savings	14,019	14	14,601	14
Money market	19,910	20	18,494	18
Foreign office	518	1	464	-
Transaction deposits	94,555	93	96,594	93
Other time	3,971	4	4,019	4
Core deposits	98,526	97	100,613	97
Certificates $100,000 and over(a)	2,745	3	2,592	3
Total deposits	$101,271	100	$103,205	100
(a)	Includes $1,267 and $1,449 of certificates $250,000 and over at September 30, 2016 and December 31, 2015, respectively.

Core deposits decreased $2.1 billion, or 2%, from December 31, 2015 driven primarily by a decrease of $2.0 billion, or 2%, in transaction deposits. The decrease from December 31, 2015 included the sale of $511 million of deposits as part of the branches sold in the St. Louis MSA and Pittsburgh MSA during 2016. Transaction deposits decreased from December 31, 2015 primarily due to decreases in interest checking deposits, demand deposits and savings deposits, partially offset by an increase in money market deposits. Interest checking deposits decreased $2.3 billion, or 9%, from December 31, 2015 driven primarily by lower balances per account for commercial customers. Demand deposits decreased $642 million, or 2%, from December 31, 2015 driven primarily by consumer customer seasonality. Money market deposits increased $1.4 billion, or 8%, from December 31, 2015 driven primarily by a promotional product offering during 2016 which drove balance migration from savings deposits, which decreased $582 million, or 4%, compared to December 31, 2015. Money market deposits also increased due to higher balances for existing customers. Certificates $100,000 and over increased $153 million, or 6%, from December 31, 2015 primarily due to the issuance of institutional certificates of deposit during the nine months ended September 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of average deposits for the three months ended:

TABLE 23: Components of Average Deposits

	September 30, 2016		September 30, 2015
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,918	34	$35,231	34
Interest checking	24,475	24	25,590	25
Savings	14,232	14	14,868	15
Money market	19,706	19	18,253	18
Foreign office	524	1	718	1
Transaction deposits	94,855	92	94,660	93
Other time	4,020	4	4,057	4
Core deposits	98,875	96	98,717	97
Certificates $100,000 and over(a)	2,768	3	2,924	3
Other	749	1	222	-
Total average deposits	$102,392	100	$101,863	100
(a)	Includes $1,270 and $1,389 of average certificates $250,000 and over for the three months ended September 30, 2016 and 2015, respectively.

On an average basis, core deposits increased $158 million from September 30, 2015 primarily due to an increase of $195 million in average transaction deposits. The increase in average transaction deposits was driven by increases in average money market deposits and average demand deposits, partially offset by decreases in average interest checking deposits, average savings deposits and average foreign office deposits. Average money market deposits and average demand deposits increased $1.5 billion, or 8%, and $687 million, or 2%, respectively, from September 30, 2015 due to the acquisition of new commercial customers and higher average customer balances per commercial customer account. Average money market deposits also increased due to a promotional product offering which drove balance migration from savings deposits, which decreased $636 million, or 4%, compared to September 30, 2015. Average interest checking deposits and average foreign office deposits decreased $1.1 billion, or 4%, and $194 million, or 27%, respectively, from September 30, 2015 primarily due to a decrease in average commercial customer balances per account. Average other deposits increased $527 million from September 30, 2015 primarily due to an increase in Eurodollar trade deposits. Average certificates $100,000 and over decreased $156 million, or 5%, from September 30, 2015 primarily due to the maturity and run-off of institutional certificates of deposit since September 30, 2015.

Contractual maturities

The contractual maturities of certificates $100,000 and over as of September 30, 2016 are summarized in the following table:

TABLE 24: Contractual Maturities of Certificates $100,000 and Over

($ in millions)

Next 3 months	$493
3-6 months	135
6-12 months	341
After 12 months	1,776
Total certificates $100,000 and over	$2,745

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2016 are summarized in the following table:

TABLE 25: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)

Next 12 months	$2,302
13-24 months	1,864
25-36 months	810
37-48 months	1,307
49-60 months	415
After 60 months	18
Total other time deposits and certificates $100,000 and over	$6,716

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Table 26 summarizes the end of period components of total borrowings. As of September 30, 2016, total borrowings as a percent of interest-bearing liabilities were 24% compared to 21% at December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 26: Components of Borrowings

As of ($ in millions)	September 30, 2016	December 31, 2015
Federal funds purchased	$126	151
Other short-term borrowings	3,494	1,507
Long-term debt	16,890	15,810 (a)
Total borrowings	$20,510	17,468
(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Total borrowings increased $3.0 billion, or 17%, from December 31, 2015 primarily due to increases in other short-term borrowings and long-term debt. Other short-term borrowings increased $2.0 billion from December 31, 2015 primarily driven by an increase of $2.0 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $1.1 billion from December 31, 2015 primarily driven by issuances during the nine months ended September 30, 2016 of $2.8 billion of unsecured senior fixed-rate bank notes, $250 million of unsecured senior floating-rate bank notes and $750 million of unsecured subordinated fixed-rate bank notes, partially offset by the maturity of $1.7 billion of unsecured senior bank notes and $1.1 billion of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt, refer to Note 10 and Note 14, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 27: Components of Average Borrowings

($ in millions)	September 30, 2016	September 30, 2015
Federal funds purchased	$446	1,978
Other short-term borrowings	2,171	1,897
Long-term debt	16,102	14,664 (a)
Total average borrowings	$18,719	18,539
(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $33 of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Total average borrowings increased $180 million, or 1%, compared to September 30, 2015, primarily due to an increase in average long-term debt partially offset by a decrease in average federal funds purchased. The increase in average long-term debt of $1.4 billion was primarily driven by the issuance of asset-backed securities by a consolidated VIE of $750 million related to an automobile loan securitization in the fourth quarter of 2015 and the previously mentioned unsecured note issuances during 2016. The impact of these issuances was partially offset by the aforementioned maturity of unsecured senior bank notes and paydowns on long-term debt associated with automobile loan securitizations since the third quarter of 2015. Average federal funds purchased decreased $1.5 billion compared to September 30, 2015. The level of average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three and nine months ended September 30, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and nine months ended September 30, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income by business segment:

TABLE 28: Net Income by Business Segment

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Income Statement Data
Commercial Banking	$279	121	715	492
Branch Banking	91	98	330	190
Consumer Lending	3	13	18	100
Wealth and Asset Management	23	14	73	40
General Corporate and Other	120	135	35	228
Net income	516	381	1,171	1,050
Less: Net income attributable to noncontrolling interests	-	-	(4)	(6)
Net income attributable to Bancorp	516	381	1,175	1,056
Dividends on preferred stock	15	15	52	52
Net income available to common shareholders	$501	366	1,123	1,004

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 29: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Income Statement Data
Net interest income (FTE)(a)	$462	418	1,385	1,221
Provision for (benefit from) loan and lease losses	(18)	195	119	271
Noninterest income:
Corporate banking revenue	110	104	328	276
Service charges on deposits	75	72	218	212
Other noninterest income	43	52	137	142
Noninterest expense:
Personnel costs	69	73	222	228
Other noninterest expense	280	261	843	803
Income before income taxes (FTE)	359	117	884	549
Applicable income tax expense (benefit)(a)(b)	80	(4)	169	57
Net income	$279	121	715	492
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$54,798	53,824	54,648	52,705
Demand deposits	20,798	20,712	20,612	20,476
Interest checking deposits	8,284	8,996	8,543	9,170
Savings and money market deposits	6,655	6,838	6,692	6,479
Other time deposits and certificates $100,000 and over	1,008	1,161	1,065	1,256
Foreign office deposits	523	717	496	839
(a)

Includes FTE adjustments of $6 and $5 for the three months ended September 30, 2016 and 2015, respectively, and $18 and $14 for the nine months ended September 30, 2016 and 2015, respectively. This is a non-GAAP measure.

(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $279 million for the three months ended September 30, 2016 compared to net income of $121 million for the three months ended September 30, 2015. Net income was $715 million for the nine months ended September 30, 2016 compared to net income of $492 million for the nine months ended September 30, 2015. The increase for both the three and nine months ended September 30, 2016 was driven by an increase in net interest income and a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense. The increase for the nine months ended September 30, 2016 was also driven by an increase in noninterest income.

Net interest income on an FTE basis increased $44 million and $164 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was primarily driven by an increase in FTP credit rates on core deposits and an increase in average commercial loan and lease balances as well as an increase in their yields of 22 bps and 15 bps for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was partially offset by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses decreased $213 million and $152 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to a $102 million charge-off during the third quarter of 2015 associated with the restructuring of a student loan backed commercial credit originated in 2007 as well as a decrease in criticized commercial loans during the three and nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2016 compared to the same period in the prior year was partially offset by an increase in charge-offs of commercial and industrial loans, primarily in the energy portfolio related to oil field services loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 43 bps for the three months ended September 30, 2016 compared to 101 bps for the same period in the prior year and decreased to 37 bps for the nine months ended September 30, 2016 compared to 53 bps for the same period in the prior year.

Noninterest income was flat and increased $53 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2016 was primarily driven by an increase in corporate banking revenue of $52 million driven by increases in lease remarketing fees and syndication fees partially offset by decreases in foreign exchange fees and business lending fees. This increase was partially offset by a decrease in other noninterest income of $5 million primarily driven by the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016.

Noninterest expense increased $15 million and $34 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of an increase in other noninterest expense. The increase in other noninterest expense for both periods was primarily driven by increases in corporate overhead allocations and impairment on affordable housing investments. The increase for the nine months ended September 30, 2016 was partially offset by a decrease in loan and lease expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans increased $974 million and $1.9 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans, average commercial construction loans and average commercial leases partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.0 billion for the nine months ended September 30, 2016 compared to the same period in the prior year and average commercial construction loans increased $886 million and $987 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial leases increased $120 million and $136 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of an increase in syndication and participation origination activity. Average commercial mortgage loans decreased $53 million and $195 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits decreased $1.0 billion and $626 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2016 was primarily driven by decreases in average interest checking deposits, average foreign deposits and average savings and money market deposits which decreased $712 million, $194 million and $183 million, respectively, compared to the same period in the prior year. The decrease for the nine months ended September 30, 2016 was primarily driven by decreases in average interest checking deposits and average foreign deposits which decreased $627 million and $343 million, respectively, compared to the same period in the prior year. This decrease was partially offset by an increase in average savings and money market deposits of $213 million for the nine months ended September 30, 2016 compared to the same period in the prior year.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 30: Branch Banking

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Income Statement Data
Net interest income	$	414	395	1,272	1,148
Provision for loan and lease losses		34	37	104	116
Noninterest income:
Service charges on deposits		68	73	198	206
Card and processing revenue		64	60	190	176
Wealth and asset management revenue		35	40	107	120
Other noninterest income		(4)	24	71	(34)
Noninterest expense:
Personnel costs		130	130	392	397
Net occupancy and equipment expense		59	63	177	186
Card and processing expense		29	38	98	108
Other noninterest expense		184	173	556	516
Income before income taxes		141	151	511	293
Applicable income tax expense		50	53	181	103
Net income	$	91	98	330	190
Average Balance Sheet Data
Consumer loans, including held for sale	$	13,428	14,269	13,658	14,449
Commercial loans, including held for sale		1,849	1,963	1,896	1,994
Demand deposits		13,300	12,771	13,283	12,561
Interest checking deposits		9,699	9,003	9,597	9,096
Savings and money market deposits		26,084	25,155	25,783	25,448
Other time deposits and certificates $100,000 and over		5,225	5,202	5,221	5,141

Net income was $91 million for the three months ended September 30, 2016 compared to net income of $98 million for the three months ended September 30, 2015. The decrease was driven by a decrease in noninterest income partially offset by an increase in net interest income and decreases in the provision for loan and lease losses and noninterest expense. Net income was $330 million for the nine months ended September 30, 2016 compared to $190 million for the same period in the prior year. The increase was driven by increases in net interest income and noninterest income as well as a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $19 million and $124 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by an increase in FTP credit rates on core deposits partially offset by a decrease in interest income on residential mortgage loans, home equity loans, credit card loans and other consumer loans driven by a decline in average balances. Additionally, net interest income for both periods was negatively impacted by an increase in FTP charge rates on loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $3 million and $12 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 93 bps and 90 bps for the three and nine months ended September 30, 2016, respectively, compared to 97 bps for both the three and nine months ended September 30, 2015.

Noninterest income decreased $34 million and increased $98 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2016 was primarily driven by decreases in other noninterest income, service charges on deposits and wealth and asset management revenue. Other noninterest income decreased $28 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily driven by impairment charges on bank premises and equipment of $28 million recognized during the three months ended September 30, 2016 compared to $2 million recognized during the three months ended September 30, 2015. Service charges on deposits decreased $5 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to a decrease in consumer deposit fees driven by a decrease in consumer checking fees. Wealth and asset management revenue decreased $5 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to a decrease in transactional securities and brokerage fees driven by lower sales and trading volume. The increase for the nine months ended September 30, 2016 was due to an increase in other noninterest income of $105 million primarily driven by impairment charges on bank premises and equipment of $31 million recognized during the nine months ended September 30, 2016 compared to $104 million recognized during the nine months ended September 30, 2015. Additionally, the increase in other noninterest income for the nine months ended September 30, 2016 included a gain of $19 million on the sale of certain branches in the St. Louis and Pittsburgh MSAs in the first and second quarters of 2016 as well as a gain of $11 million on the sale of the agent bankcard loan portfolio during the second quarter of 2016.

Noninterest expense decreased $2 million and increased $16 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended was driven by decreases in card and processing expense and net occupancy and equipment expense partially offset by an increase in other noninterest expense. The increase for the nine months ended September 30, 2016 was primarily driven by an increase in other noninterest expense partially offset by decreases in card and processing expense and net occupancy and equipment expense. Card and processing expense decreased $9 million and $10 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to the impact of renegotiated service contracts. Net occupancy and equipment expense decreased $4 million and $9 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations. Other noninterest expense increased $11 million and $40 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in corporate overhead allocations.

Average consumer loans decreased $841 million and $791 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by a decrease in average home equity loans of $477 million and $473 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year and a decrease in average residential mortgage loans of $273 million and $262 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $114 million and $98 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by a decrease in average commercial mortgage loans of $83 million and $66 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year and a decrease in average commercial and industrial loans of $25 million for both the three and nine months ended September 30, 2016 compared to the same periods in the prior year as payoffs exceeded new loan production.

Average core deposits increased $2.1 billion and $1.5 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average savings and money market deposits of $929 million and $335 million, respectively, growth in average interest checking deposits of $696 million and $501 million, respectively, and growth in average demand deposits of $529 million and $722 million, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in the prior year. The growth in average savings and money market deposits, average interest checking deposits and average demand deposits was driven by an increase in average balances per customer account and acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 31: Consumer Lending

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Income Statement Data
Net interest income	$	63	62	185	187
Provision for loan and lease losses		12	11	32	33
Noninterest income:
Mortgage banking net revenue		64	69	214	268
Other noninterest income		7	7	20	59
Noninterest expense:
Personnel costs		48	47	147	139
Other noninterest expense		69	60	211	186
Income before income taxes		5	20	29	156
Applicable income tax expense		2	7	11	56
Net income	$	3	13	18	100
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	10,795	9,393	10,304	9,089
Home equity		348	414	365	433
Automobile loans		9,967	11,381	10,366	11,401
Other consumer loans, including held for sale		-	3	-	14

Net income was $3 million for the three months ended September 30, 2016 compared to net income of $13 million for the three months ended September 30, 2015. Net income was $18 million for the nine months ended September 30, 2016 compared to net income of $100 million for the nine months ended September 30, 2015. The decrease for both periods was primarily driven by a decrease in noninterest income as well as an increase in noninterest expense.

Net interest income increased $1 million and decreased $2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2016 compared to the same period in the prior year was primarily driven by an increase in FTP credit rates on demand deposits. The decrease for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily driven by an increase in FTP charge rates on loans and leases partially offset by an increase in FTP credit rates on demand deposits. Net interest income for both periods was impacted by an increase in average residential mortgage loan balances partially offset by a decline in average automobile loan balances.

Provision for loan and lease losses increased $1 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to an increase in net charge-offs on automobile loans partially offset by a decline in net charge-offs on residential mortgage loans and home equity loans. The provision for loan and lease losses decreased $1 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to a decline in net charge-offs on residential mortgage loans and home equity loans partially offset by an increase in net charge-offs on automobile loans. Net charge-offs as a percent of average portfolio loans and leases increased to 23 bps for the three months ended September 30, 2016 compared to 22 bps for the same period in the prior year and decreased to 21 bps for the nine months ended September 30, 2016 compared to 22 bps for the same period in the prior year.

Noninterest income decreased $5 million and $93 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2016 was driven by a decrease in mortgage banking net revenue of $5 million from the same period in the prior year primarily driven by a $20 million decrease in net mortgage servicing revenue partially offset by an increase of $15 million in mortgage origination fees and gains on loan sales. The decrease for the nine months ended September 30, 2016 was driven by decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $54 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily driven by a $76 million decrease in net mortgage servicing revenue partially offset by a $22 million increase in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income decreased $39 million for the nine months ended September 30, 2016 from the same period in the prior year primarily due to a $37 million gain on the sale of residential mortgage loans held for sale classified as TDRs in the first quarter of 2015.

Noninterest expense increased $10 million and $33 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year driven by increases in other noninterest expense and personnel costs. Other noninterest expense increased $9 million and $25 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily driven by increases in operational losses and corporate overhead allocations. Personnel costs increased $1 million and $8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily driven by increases in base compensation and variable compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases decreased $81 million and increased $98 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Average residential mortgage loans, including held for sale, increased $1.4 billion and $1.2 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $1.4 billion and $1.0 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 32: Wealth and Asset Management

			For the three months ended		For the nine months ended
			September 30,		September 30,
($ in millions)			2016	2015	2016	2015
Income Statement Data
Net interest income		$	40	33	127	91
Provision for loan and lease losses			-	-	1	3
Noninterest income:
Wealth and asset management revenue			98	100	294	306
Other noninterest income			1	2	8	9
Noninterest expense:
Personnel costs			41	42	127	127
Other noninterest expense			62	70	190	215
Income before income taxes			36	23	111	61
Applicable income tax expense			13	9	38	21
Net income	$		23	14	73	40
Average Balance Sheet Data
Loans and leases, including held for sale	$		3,148	2,982	3,109	2,732
Core deposits			8,159	8,944	8,459	9,489

Net income was $23 million for the three months ended September 30, 2016 compared to net income of $14 million for the same period in the prior year. Net income was $73 million for the nine months ended September 30, 2016 compared to $40 million for the nine months ended September 30, 2015. The increases for both periods were driven primarily by increases in net interest income as well as decreases in noninterest expense partially offset by decreases in noninterest income.

Net interest income increased $7 million and $36 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in FTP credit rates on core deposits and an increase in interest income on loans and leases driven by an increase in average balances and higher yields on average commercial and industrial loans and average other consumer loans and leases. The increase in net interest income for both periods was partially offset by an increase in FTP charge rates on loans and leases and the increase for the nine months ended was also partially offset by an increase in FTP charges due to an increase in average loan balances.

Provision for loan and lease losses was flat and decreased $2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year.

Noninterest income decreased $3 million and $13 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to a $2 million and $12 million decrease in wealth and asset management revenue for the three and nine months ended September 30, 2016, respectively, driven by a decrease of $4 million and $14 million in transactional securities and brokerage fees as a result of lower sales and trading volume. The decrease for both periods was partially offset by a $2 million increase in private client service fees and institutional fees compared to the same periods in the prior year.

Noninterest expense decreased $9 million and $25 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by decreases in other noninterest expense of $8 million and $25 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decrease in corporate overhead allocations partially offset by an increase in operational losses.

Average loans and leases increased $166 million and $377 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans driven by increases in new loan origination activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits decreased $785 million and $1.0 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decline in average interest checking balances partially offset by an increase in average savings and money market deposits.

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

Net interest income for the three months ended September 30, 2016 was a negative $66 million compared to negative $2 million for the same period in the prior year. Net interest income for the nine months ended September 30, 2016 was a negative $239 million compared to net interest income of $3 million for the same period in the prior year. The decreases for both periods were primarily driven by an increase in FTP credits on deposits allocated to business segments due to increases in FTP credit rates and average deposits as well as an increase in interest expense on long-term debt. The decreases in net interest income were partially offset by an increase in interest income on taxable securities and an increase in the benefit related to the FTP charges on loans and leases. The provision for loan and lease losses for the three and nine months ended September 30, 2016 was $52 million and $33 million, respectively, compared to a benefit of $87 million and $118 million for the three and nine months ended September 30, 2015, respectively, due to decreases in the allocation of provision expense to the business segments.

Noninterest income increased $164 million and $116 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods included the impact of a $280 million gain recognized during the third quarter of 2016 from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $4 million and $9 million compared to the three and nine months ended September 30, 2015, respectively. The increase in noninterest income was partially offset by negative valuation adjustments related to the Visa total return swap of $12 million and $61 million for the three and nine months ended September 30, 2016, respectively, compared with $8 million and $27 million, respectively, for the same periods in the prior year. In addition, the negative valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $2 million for the three months ended September 30, 2016 compared to the positive valuation adjustment of $130 million during the three months ended September 30, 2015. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $64 million for the nine months ended September 30, 2016 compared to the positive valuation adjustments of $215 million during the nine months ended September 30, 2015. The increase in noninterest income for the three and nine months ended September 30, 2016 also included a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016.

Noninterest expense was $35 million and $79 million for the three and nine months ended September 30, 2016, respectively, compared to $24 million and $23 million for the same periods in the prior year. The increase for both periods was primarily due to increases in personnel costs and the provision for the reserve for unfunded commitments partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

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

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms; however certain risk types also have quantitative metrics that are used to measure the Bancorp’s level of risk against its risk tolerances. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level. On a quarterly basis, the Risk and Compliance Committee of the Board reviews current assessments of each of the eight risk types relative to the established tolerance. Information supporting these assessments, including policy limits, key risk indicators and qualitative factors, is also reported to the Risk and Compliance Committee of the Board. Any results outside of tolerance require the development of an action plan that describes actions to be taken to return the measure to within the tolerance.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 33: Potential Problem Portfolio Loans and Leases
As of September 30, 2016 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,186	1,188	1,829
Commercial mortgage loans		115	115	117
Commercial leases		36	36	36
Total potential problem portfolio loans and leases	$	1,337	1,339	1,982

TABLE 34: Potential Problem Portfolio Loans and Leases
As of December 31, 2015 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,383	1,384	1,922
Commercial mortgage loans		170	171	172
Commercial construction loans		6	6	7
Commercial leases		36	36	39
Total potential problem portfolio loans and leases	$	1,595	1,597	2,140

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Overview

Economic growth continues to improve, and GDP is expected to maintain its modest expansionary pattern. The U.S. job market and wages are slowly but steadily improving. Household spending continues to be the strongest driver of the U.S. economy. Tepid business investment and lackluster global economic growth continue to be the weights keeping economic growth in check. Inflation continues to run below the FRB’s stated objective, but has increased over the past several months. Energy prices and the dollar have stabilized and are moving in a pattern that may continue the improvement in inflation and manufacturing. Housing prices have largely stabilized and are increasing in many markets. However, overall current economic and competitive conditions are causing weaker than desired qualified loan growth that combined with a weakness in global economic conditions and a relatively low interest rate environment, may directly or indirectly impact the Bancorp’s growth and profitability. In the U.S., loan growth has continued to slow. Economic weakness in developed economies continues, growth has slowed in China and other developing economies and the British vote to exit the European Union has created market volatility and additional economic uncertainty. The FRB noted asymmetric risks to the downside in their latest assessment of the risks to their economic outlook. With regard to commercial real estate, the credit market has become somewhat more selective even though market data and vacancies remain positive.

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

The Bancorp provides loans to a variety of customers ranging from large multi-national firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial and industrial loans outline the risks and underwriting requirements for loans to businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry expertise to better monitor and manage different industry segments of the portfolio.

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

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$114	193	1,997
Commercial mortgage nonowner-occupied loans	106	166	2,298
Total	$220	359	4,295

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$119	216	2,063
Commercial mortgage nonowner-occupied loans	120	194	2,032
Total	$239	410	4,095

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 37: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	September 30, 2016				December 31, 2015
($ in millions)	Outstanding	Exposure	Nonaccrual		Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,524	20,259	52		10,572	20,422	70
Real estate	7,207	11,816	24		6,494	10,293	40
Financial services and insurance	6,053	12,176	3		5,896	13,021	3
Healthcare	4,660	6,608	34		4,676	6,879	22
Business services	4,513	6,922	50		4,471	6,765	96
Retail trade	4,032	7,649	13		3,764	7,391	8
Wholesale trade	3,759	6,596	19		4,082	7,254	23
Transportation and warehousing	3,134	4,555	3		3,111	4,619	1
Communication and information	3,119	5,091	1		2,913	5,052	2
Accommodation and food	2,917	4,596	5		2,507	4,104	6
Construction	1,869	3,372	11		1,871	3,403	8
Entertainment and recreation	1,626	2,900	3		1,210	2,066	4
Mining	1,330	2,376	211		1,499	2,695	36
Utilities	1,123	2,748	-		1,217	2,854	-
Other services	799	1,025	24		864	1,188	10
Public administration	467	513	-		495	562	-
Agribusiness	265	423	2		368	527	4
Individuals	73	97	1		139	187	2
Other	13	18	4		7	6	6
Total	$57,483	99,740	460	(a)	56,156	99,288	341
By Loan Size:
Less than $200,000	1%	1	4		1	1	7
$200,000 - $1 million	3	3	5		4	3	10
$1 million - $5 million	9	7	20		10	8	25
$5 million - $10 million	7	6	21		8	7	25
$10 million - $25 million	23	21	50		24	21	15
Greater than $25 million	57	62	-		53	60	18
Total	100%	100	100		100	100	100
By State:
Ohio	15%	16	6		16	17	8
Florida	8	7	5		8	7	12
Michigan	7	7	6		8	7	9
Illinois	7	7	7		7	8	20
Indiana	4	5	4		5	5	4
North Carolina	4	4	1		4	4	1
Tennessee	3	3	-		3	3	-
Kentucky	3	3	2		3	3	1
Pennsylvania	3	3	7		3	3	2
All other states	46	45	62		43	43	43
Total	100%	100	100		100	100	100
(a)

Nonaccrual portfolio loans and leases at September 30, 2016 were adjusted by $15 to reflect the identification of certain commercial and industrial loans as nonaccrual after the Bancorp’s Form 8-K was filed on October 20, 2016.

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw a migration into criticized classifications during 2015 through the second quarter of 2016. However, in the third quarter of 2016, this portfolio has stabilized with some signs of minor improvement. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 38: Non-Power Producing Energy Portfolio
As of September 30, 2016 ($ in millions)								Net Charge-offs for September 30, 2016
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual		Three Months Ended	Nine Months Ended
Reserve-based lending	$283	378	661	1,154	-	133		-	-
Midstream	292	-	292	980	-	-		-	-
Oil field services	129	81	210	370	-	36		8	19
Oil and gas	34	79	113	422	-	40		1	1
Refining	90	-	90	568	-	-		-	-
Total	$828	538	1,366	3,494	-	209 (	a)	9	20
(a)

Nonaccrual portfolio loans and leases at September 30, 2016 were adjusted by $15 to reflect the identification of certain commercial and industrial loans as nonaccrual after the Bancorp’s Form 8-K was filed on October 20, 2016.

TABLE 39: Non-Power Producing Energy Portfolio
As of September 30, 2015 ($ in millions)							Net Charge-offs for September 30, 2015
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Reserve-based lending	$407	347	754	1,318	-	-	-	-
Midstream	228	-	228	960	-	-	-	-
Oil field services	209	100	309	477	-	-	-	-
Oil and gas	93	41	134	522	-	1	-	-
Refining	85	1	86	482	-	-	-	-
Total	$1,022	489	1,511	3,759	-	1	-	-

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 40: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2016 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2016
($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,350	1,881	-	4	(1)	(1)
Florida	832	1,253	-	1	-	1
Illinois	714	1,271	-	1	-	-
Michigan	583	646	-	1	1	2
North Carolina	528	822	-	-	-	1
Indiana	255	438	-	-	-	-
All other states	2,797	4,916	-	3	-	3
Total	$7,059	11,227	-	10	-	6
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 41: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2015 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2015
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,319	1,600	-	7	-	(1)
Florida	636	1,002	-	10	-	3
Illinois	678	1,082	-	6	-	-
Michigan	612	673	-	14	3	3
North Carolina	354	597	-	-	-	(1)
Indiana	288	409	2	-	-	-
All other states	2,396	4,373	-	26	7	12
Total	$6,283	9,736	2	63	10	16
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of four categories of loans: residential mortgage loans, home equity loans, automobile loans and credit card. The Bancorp has identified certain categories within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the credit crisis. As of September 30, 2016, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 18% of the consumer real estate portfolio. These loans accounted for 55% and 53% of total consumer real estate secured losses for the three and nine months ended September 30, 2016, respectively. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. Increased competition in the marketplace has led to industry-wide loosening of underwriting guidelines. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $805 million of ARM loans will have rate resets during the next twelve months. Of these resets, 89% are expected to experience an increase in rate, with an average increase of approximately one third of a percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 87% of the portfolio as of September 30, 2016 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 759.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 42: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$10,984	66.0%	$10,198	65.6%
LTV > 80%, with mortgage insurance	1,296	93.4	1,300	93.3
LTV > 80%, no mortgage insurance	2,363	95.8	2,218	96.0
Total	$14,643	73.5%	$13,716	73.4%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 43: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2016 ($ in millions)				Net Charge-offs for September 30, 2016
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$561	2	3	1	2
Illinois	442	1	1	-	-
Florida	328	1	2	-	-
Michigan	291	-	1	-	1
Indiana	162	-	1	-	-
North Carolina	118	-	1	-	-
Kentucky	88	1	-	-	-
All other states	373	-	-	-	-
Total	$2,363	5	9	1	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2015 ($ in millions)				Net Charge-offs for September 30, 2015
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$530	1	4	1	3
Illinois	348	-	1	-	1
Florida	264	-	5	-	-
Michigan	270	1	1	1	1
Indiana	139	-	1	-	-
North Carolina	110	-	1	-	-
Kentucky	81	1	-	-	-
All other states	306	1	1	-	-
Total	$2,048	4	14	2	5

Home equity portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 25% of the balances mature before 2025.

The aging of 2008 and prior vintages of home equity loans has contributed to declining losses over the past twelve months. These vintages represented 69% of the balances at September 30, 2016 and 93% and 95% of the losses during the three and nine months ended September 30, 2016, respectively, compared to 74% of the balances at September 30, 2015 and 97% and 96% of the losses during the three and nine months ended September 30, 2015, respectively.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.4 billion and $5.4 billion, respectively, as of September 30, 2016. Of the total $7.9 billion of outstanding home equity loans:

●	86% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2016;
●	36% are in senior lien positions and 64% are in junior lien positions at September 30, 2016;
●	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2016; and
●	The portfolio had an average refreshed FICO score of 742 at September 30, 2016.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 45: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$267	3%	$279	3%
FICO 660-719	432	6	443	6
FICO ≥ 720	2,144	27	2,210	26
Total senior liens	2,843	36	2,932	35
Junior Liens:
FICO ≤ 659	653	8	705	9
FICO 660-719	1,005	13	1,083	13
FICO ≥ 720	3,363	43	3,581	43
Total junior liens	5,021	64	5,369	65
Total	$7,864	100%	$8,301	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 46: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,494	55.2%	$2,557	55.1%
LTV > 80%	349	89.1	375	89.1
Total senior liens	2,843	59.6	2,932	59.7
Junior Liens:
LTV ≤ 80%	2,950	67.6	3,088	67.6
LTV > 80%	2,071	90.7	2,281	90.9
Total junior liens	5,021	78.8	5,369	79.2
Total	$7,864	71.3%	$8,301	71.8%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 47: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2016 ($ in millions)					Net Charge-offs for September 30, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,036	1,816	-	10	1	4
Michigan	456	694	-	6	1	2
Illinois	274	415	-	4	1	2
Indiana	194	315	-	3	-	1
Kentucky	180	308	-	1	1	1
Florida	86	118	-	2	-	-
All other states	194	273	-	4	-	1
Total	$2,420	3,939	-	30	4	11

TABLE 48: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2015 ($ in millions)					Net Charge-offs for September 30, 2015
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,089	1,819	-	9	1	4
Michigan	544	802	-	7	1	4
Illinois	312	467	-	4	1	3
Indiana	228	364	-	3	1	2
Kentucky	216	355	-	2	-	1
Florida	97	132	-	3	-	1
All other states	240	334	-	4	1	2
Total	$2,726	4,273	-	32	5	17

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2015 through targeting more profitable risk-adjusted returns. As a result, the concentration of lower FICO (<690) origination balances have increased with overall credit quality remaining within targeted credit risk tolerance. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 49: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$ 1,886	18%	$ 1,962	17%
FICO > 690	8,463	82	9,531	83
Total	$ 10,349	100%	$ 11,493	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2016, 48% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 50: Automobile Portfolio Loans Outstanding by LTV at Origination
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$ 6,916	81.9%	$ 7,740	81.7%
LTV > 100%	3,433	111.5	3,753	111.3
Total	$ 10,349	92.2%	$ 11,493	91.7%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 51: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2016	$3,433	5	2	7	17
September 30, 2015	3,817	5	1	5	14

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, 78% and 80%, respectively, of the outstanding balances were originated through branch based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 52: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2016		December 31, 2015
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$ 44	2%	$ 45	2%
FICO 660-719	501	23	506	22
FICO > 720	1,624	75	1,708	76
Total	$ 2,169	100%	$ 2,259	100%

HAMP and HARP Programs

For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP programs. For loans refinanced under the HARP program, the Bancorp strictly adheres to the underwriting requirements of the program. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics and these loans are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loans. As of September 30, 2016, repurchased loans restructured or refinanced under these programs were immaterial to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, as of September 30, 2016, and December 31, 2015, $25 million and $14 million, respectively, of loans refinanced under HARP were included in loans held for sale in the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2016 the Bancorp recognized $2 million and $5 million, respectively, of noninterest income in mortgage banking net revenue in the Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP programs compared to $1 million and $5 million for the same periods in the prior year.

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of September 30, 2016. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.0 billion and funded exposure was $1.5 billion as of September 30, 2016. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp has been closely monitoring the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of September 30, 2016:

TABLE 53: European Exposure
		Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)		Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$	-	-	-	-	199	86	199	86
Other Eurozone(c)		-	-	345	132	1,528	840	1,873	972
Total Eurozone	$	-	-	345	132	1,727	926	2,072	1,058
United Kingdom		-	-	134	52	671	340	805	392
Other Europe(d)		-	-	3	3	125	45	128	48
Total Europe	$	-	-	482	187	2,523	1,311	3,005	1,498
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Norway and Sweden).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 54. Refer to the nonaccrual loans and leases section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional delinquency and nonperforming asset information.

Nonperforming assets were $798 million at September 30, 2016 compared to $659 million at December 31, 2015. At September 30, 2016, $100 million of nonaccrual loans were held for sale, compared to $12 million at December 31, 2015.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.75% as of September 30, 2016 compared to 0.70% as of December 31, 2015. Nonaccrual loans and leases secured by real estate were 27% of nonaccrual loans and leases as of September 30, 2016 compared to 43% as of December 31, 2015.

Commercial portfolio nonaccrual loans and leases were $460 million at September 30, 2016, an increase of $119 million from December 31, 2015 and included a $228 million increase associated with the reserve-based lending energy portfolio and the impact of low oil prices during the nine months ended 2016.

Consumer portfolio nonaccrual loans and leases were $141 million at September 30, 2016, a decrease of $24 million from December 31, 2015. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 12% of residential mortgage balances, but represent 23% of nonaccrual loans at September 30, 2016. Refer to Tables 55 and 56 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $97 million at September 30, 2016, compared to $141 million at December 31, 2015. The Bancorp recognized $5 million and $3 million in losses on the sale or write-down of OREO properties for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $16 million in losses on the sale or write-down of OREO properties for the nine months ended September 30, 2016 and 2015, respectively.

For the three and nine months ended September 30, 2016, approximately $10 million and $32 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three and nine months ended September 30, 2015 approximately $8 million and $26 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 54: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	September 30, 2016	December 31, 2015
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$235(d )	82
Commercial mortgage loans	31	56
Residential mortgage loans	19	28
Home equity	59	62
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	174	177
Commercial mortgage loans(c)	17	25
Commercial leases	3	1
Residential mortgage loans	13	23
Home equity	19	17
Automobile loans	2	2
Credit card	29	33
Total nonaccrual portfolio loans and leases(b)	601(d)	506
OREO and other repossessed property	97	141
Total nonperforming portfolio assets	698(d)	647
Nonaccrual loans held for sale	91	1
Nonaccrual restructured loans held for sale	9	11
Total nonperforming assets	$798(d)	659
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$7	7
Residential mortgage loans(a)	43	40
Automobile loans	8	10
Credit card	18	18
Total loans and leases 90 days past due and still accruing	$76	75
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.75%	0.70
ALLL as a percent of nonperforming portfolio assets	182	197
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $287 as of September 30, 2016 and $335 as of December 31, 2015. The Bancorp recognized $2 and $5 on these insured or guaranteed loans for the three and nine months ended September 30, 2016, respectively, and $2 and $6 for the three and nine months ended September 30, 2015, respectively.

(b)

Includes $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at September 30, 2016 and December 31, 2015, respectively.

(c)

Excludes $20 of restructured nonaccrual loans at both September 30, 2016 and December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(d)

Nonaccrual portfolio loans and leases at September 30, 2016 were adjusted by $15 to reflect the identification of certain commercial and industrial loans as nonaccrual after the Bancorp’s Form 8-K was filed on October 20, 2016.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 55: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	555 (a)	39	117	711
Transfers to accrual status	(9)	(37)	(55)	(101)
Transfers to held for sale	(39)	-	-	(39)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(203)	(6)	(24)	(233)
Transfers to OREO	(5)	(12)	(8)	(25)
Charge-offs	(192)	(3)	(35)	(230)
Draws/other extensions of credit	23	-	-	23
Balance, end of period	$460 (a)	32	109	601
(a)

Nonaccrual portfolio loans and leases at September 30, 2016 were adjusted by $15 to reflect the identification of certain commercial and industrial loans as nonaccrual after the Bancorp’s Form 8-K was filed on October 20, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$367	77	135	579
Transfers to nonaccrual status	349	49	115	513
Transfers to accrual status	(6)	(27)	(52)	(85)
Transfers from held for sale	-	5	-	5
Transfers to held for sale	-	-	(1)	(1)
Loans sold from portfolio	(9)	-	-	(9)
Loan paydowns/payoffs	(152)	(12)	(21)	(185)
Transfers to OREO	(19)	(25)	(13)	(57)
Charge-offs	(251)	(12)	(46)	(309)
Draws/other extensions of credit	7	-	-	7
Balance, end of period	$286	55	117	458

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

Consumer restructured loans on accrual status totaled $972 million and $979 million at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 28%, 11% and 28%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 57: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of September 30, 2016 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)(c)	$405	3	-	194	602
Residential mortgage loans(a)	470	58	110	13	651
Home equity	281	14	-	19	314
Automobile loans	14	-	-	2	16
Credit card	21	4	-	29	54
Total	$1,191	79	110	257	1,637
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2016, these advances represented $236 of current loans, $48 of 30-89 days past due loans and $96 of 90 days or more past due loans.

(b)

As of September 30, 2016, excludes $7 of restructured accruing loans and $20 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

TABLE 58: Accruing and Nonaccruing Portfolio TDRs
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Net Loan Charge-offs

Net charge-offs were 45 bps and 80 bps of average portfolio loans and leases for the three months ended September 30, 2016 and 2015, respectively, and were 41 bps and 53 bps of average portfolio loans and leases for the nine months ended September 30, 2016 and 2015, respectively. Table 59 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 43 bps and 38 bps during the three and nine months ended September 30, 2016, respectively, compared to 99 bps and 54 bps during the three and nine months ended September 30, 2015, respectively. The three and nine months ended September 30, 2015 included a charge-off associated with the restructuring of a student loan backed commercial credit originated in 2007, included in net charge-offs on commercial and industrial loans. Additionally, the three and nine months ended September 30, 2016 included $19 million of charge-offs in the energy portfolio related to oil field services loans, included in net charge-offs on commercial and industrial loans, and a $9 million and $10 million decrease in net charge-offs on commercial mortgage loans for the three and nine months ended September 30, 2016, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 49 bps and 47 bps during the three and nine months ended September 30, 2016, respectively, compared to 51 bps and 52 bps for the three and nine months ended September 30, 2015, respectively. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $1 million and $7 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year driven by improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Home equity net charge-offs decreased $2 million and $11 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to improvements in loss severities. Management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs increased $2 million and $7 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year primarily due to a strategic shift focusing on improving risk adjusted return along with a modest decline in used car values at auction.

Credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 59: Summary of Credit Loss Experience
		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Losses charged-off:
Commercial and industrial loans	$	(76)	(133)	(169)	(216)
Commercial mortgage loans		(4)	(13)	(19)	(32)
Commercial construction loans		-	(3)	-	(3)
Commercial leases		(1)	-	(4)	-
Residential mortgage loans		(4)	(6)	(14)	(23)
Home equity		(10)	(13)	(30)	(42)
Automobile loans		(14)	(11)	(40)	(33)
Credit card		(22)	(24)	(68)	(72)
Other consumer loans and leases		(6)	(6)	(15)	(16)
Total losses charged-off	$	(137)	(209)	(359)	(437)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$	15	5	22	16
Commercial mortgage loans		2	2	5	8
Commercial construction loans		-	-	1	-
Commercial leases		1	-	1	-
Residential mortgage loans		2	3	7	9
Home equity		3	4	10	11
Automobile loans		5	4	14	14
Credit card		2	3	7	9
Other consumer loans and leases		-	-	3	4
Total recoveries of losses previously charged-off	$	30	21	70	71
Net losses charged-off:
Commercial and industrial loans	$	(61)	(128)	(147)	(200)
Commercial mortgage loans		(2)	(11)	(14)	(24)
Commercial construction loans		-	(3)	1	(3)
Commercial leases		-	-	(3)	-
Residential mortgage loans		(2)	(3)	(7)	(14)
Home equity		(7)	(9)	(20)	(31)
Automobile loans		(9)	(7)	(26)	(19)
Credit card		(20)	(21)	(61)	(63)
Other consumer loans and leases		(6)	(6)	(12)	(12)
Total net losses charged-off	$	(107)	(188)	(289)	(366)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.56%	1.17	0.45	0.63
Commercial mortgage loans		0.08	0.66	0.27	0.44
Commercial construction loans		-	0.43	(0.02)	0.15
Commercial leases		-	-	0.09	-
Total commercial loans and leases		0.43%	0.99	0.38	0.54
Residential mortgage loans		0.07	0.10	0.07	0.15
Home equity		0.32	0.42	0.33	0.48
Automobile loans		0.35	0.23	0.31	0.22
Credit card		3.61	3.77	3.75	3.66
Other consumer loans and leases		3.70	3.52	2.80	3.33
Total consumer loans and leases		0.49%	0.51	0.47	0.52
Total net losses charged-off as a percent of average portfolio loans and leases		0.45%	0.80	0.41	0.53

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

During the nine months ended September 30, 2016, the Bancorp refined certain estimation techniques associated with the ALLL. Such refinements included the introduction of individual loss rate mitigation analyses for each commercial loan portfolio class as contrasted to the single composite loss rate migration analysis for the entire commercial loan portfolio which was used in prior periods. These refinements did not substantively change any material aspect of the Bancorp’s overall approach in the determination of the ALLL and there have been no material changes in assumptions as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would have increased by approximately $191 million at September 30, 2016. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would have increased by approximately $30 million at September 30, 2016. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 60: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
ALLL:
Balance, beginning of period	$1,299	1,293	1,272	1,322
Losses charged-off	(137)	(209)	(359)	(437)
Recoveries of losses previously charged-off	30	21	70	71
Provision for loan and lease losses	80	156	289	305
Balance, end of period	$1,272	1,261	1,272	1,261
Reserve for unfunded commitments:
Balance, beginning of period	$151	132	138	135
Provision for unfunded commitments	11	2	24	-
Charge-offs	-	-	-	(1)
Balance, end of period	$162	134	162	134

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both September 30, 2016 and December 31, 2015. The unallocated allowance was 9% of the total allowance at both September 30, 2016 and December 31, 2015.

As shown in Table 61, the ALLL as a percent of portfolio loans and leases was 1.37% at both September 30, 2016 and December 31, 2015. The ALLL was $1.3 billion at both September 30, 2016 and December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 61: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	September 30, 2016	December 31, 2015
Attributed ALLL:
Commercial and industrial loans	$740	652
Commercial mortgage loans	86	117
Commercial construction loans	14	24
Commercial leases	14	47
Residential mortgage loans	96	100
Home equity	58	67
Automobile loans	42	40
Credit card	94	99
Other consumer loans and leases	13	11
Unallocated	115	115
Total ALLL	$1,272	1,272
Portfolio loans and leases:
Commercial and industrial loans	$42,727	42,131
Commercial mortgage loans	6,856	6,957
Commercial construction loans	3,905	3,214
Commercial leases	3,995	3,854
Residential mortgage loans	14,643	13,716
Home equity	7,864	8,301
Automobile loans	10,349	11,493
Credit card	2,169	2,259
Other consumer loans and leases	643	657
Total portfolio loans and leases	$93,151	92,582
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.73%	1.55
Commercial mortgage loans	1.25	1.68
Commercial construction loans	0.36	0.75
Commercial leases	0.35	1.22
Residential mortgage loans	0.66	0.73
Home equity	0.74	0.81
Automobile loans	0.41	0.35
Credit card	4.33	4.38
Other consumer loans and leases	2.02	1.67
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.37%	1.37

MARKET RISK MANAGEMENT

Market risk is the day-to-day potential for the value of a financial instrument to increase or decrease due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices in both the banking book and the trading book. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s net interest income and interest sensitive fee income categories through changes in interest income on earning assets and cost of interest bearing liabilities, and through fee items that are related to interest sensitive activities such as commercial loan fees and mortgage origination and servicing income. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 50 bps parallel rate shock decrease in interest rates. In accordance with policy, the 100 bps and 200 bps parallel ramped increase rate movements are assumed to occur over one year and are sustained thereafter. The 50 bps parallel rate shock decrease is an immediate change. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of 69% at September 30, 2016, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 62: Estimated NII Sensitivity Profile and ALCO Policy Limits

	September 30, 2016				September 30, 2015
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp	3.42%	11.02	(4.00)	(6.00)	1.63	5.40	(4.00)	(6.00)
+100 Ramp	1.89	6.67	-	-	0.87	3.49	-	-
-50 Shock	(5.21)	(7.92)	-	-	N/A	N/A	-	-

At September 30, 2016, the Bancorp’s net interest income would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s net interest income would decline in both year one and year two under the parallel 50 bps rate shock decrease. The net interest income sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The changes in the sensitivity profile compared to September 30, 2015 are primarily attributable to runoff in the indirect automobile loan portfolio, forecasted core deposit balance growth and higher outstanding balances of fixed-rate debt. These items were partially offset by investment portfolio growth and residential mortgage loan growth.

Tables 63 and 64 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to balances or certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balances as of September 30, 2016:

TABLE 63: Estimated NII Sensitivity Assuming a $1 Billion Change in Demand Deposit Balances

	% Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp	3.14%	10.47	3.69	11.57
+100 Ramp	1.75	6.39	2.03	6.94

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of September 30, 2016. The resulting weighted-average interest-bearing deposit beta included in this analysis is approximately 87% and 52%, respectively, as of September 30, 2016:

TABLE 64: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp	0.43%	5.05	6.40	16.98
+100 Ramp	0.40	3.68	3.38	9.65

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the net interest income sensitivity analysis highlights the impact on forecasted NII on an FTE (non-GAAP) basis over one and two year time horizons, the EVE analysis is a point in time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 65: Estimated EVE Sensitivity Profile

	September 30, 2016		September 30, 2015
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(1.56)%	(12.00)	(4.75)	(12.00)
+100 Shock	0.10	-	(1.92)	-
+25 Shock	0.24	-	(0.37)	-
-50 Shock	(1.34)	-	N/A	-

The EVE sensitivity to the +200 bps rising rate scenario is modestly negative at September 30, 2016, and is also slightly negative to a decline in market rates. The +200 bps rising rate sensitivity is down from the sensitivity at September 30, 2015. The decrease in risk is related to long-term debt issuances, run-off of indirect automobile loan balances and the decline in term market interest rates, which reduced investment portfolio and residential mortgage loan portfolio durations and improved the risk profiles of core deposits. These items were partially offset by growth in investment portfolio balances.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of September 30, 2016:

TABLE 66: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,383	18,813	1,531	42,727
Commercial mortgage loans	2,596	3,802	458	6,856
Commercial construction loans	1,522	2,351	32	3,905
Commercial leases	821	1,912	1,262	3,995
Total commercial loans and leases	27,322	26,878	3,283	57,483
Residential mortgage loans	3,319	6,938	4,386	14,643
Home equity	995	1,507	5,362	7,864
Automobile loans	4,654	5,575	120	10,349
Credit card	433	1,736	-	2,169
Other consumer loans and leases	485	120	38	643
Total consumer loans and leases	9,886	15,876	9,906	35,668
Total portfolio loans and leases	$37,208	42,754	13,189	93,151

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2016:

TABLE 67: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,541	17,803
Commercial mortgage loans	883	3,377
Commercial construction loans	5	2,378
Commercial leases	3,174	-
Total commercial loans and leases	6,603	23,558
Residential mortgage loans	8,504	2,820
Home equity	522	6,347
Automobile loans	5,637	58
Credit card	518	1,218
Other consumer loans and leases	20	138
Total consumer loans and leases	15,201	10,581
Total portfolio loans and leases	$21,804	34,139

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $619 million and $784 million as of September 30, 2016 and December 31, 2015, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage rates increased during the three months ended September 30, 2016. Actual prepayment speeds also increased during the three months ended September 30, 2016, but were associated with the interest rate decline at the end of the second quarter of 2016 as there is a natural lag between interest rate movements and prepayments. The increase in mortgage rates caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $7 million. Mortgage rates decreased during the nine months ended September 30, 2016. Mortgage rates were also lower during both the three and nine months ended September 30, 2015 which caused actual prepayments on the servicing portfolio to increase. Lower mortgage rates caused modeled prepayment speeds to increase, which led to a temporary impairment of $125 million during the nine months ended September 30, 2016 and temporary impairment of $77 million and $38 million during the three and nine months ended September 30, 2015, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net losses of $16 million and net gains of $133 million on derivatives associated with its non-qualifying hedging strategy during the three and nine months ended September 30, 2016, respectively, compared to net gains of $85 million and $119 million, respectively during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2016 and December 31, 2015 was $922 million and $812 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit Department and Capital Markets Risk Department.

Commodity Risk

The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and interest rate risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity activity. The Bancorp may also offset this risk with exchange traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by the Capital Markets Credit Department and Capital Markets Risk Department.

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

Table 66 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $30.7 billion of securities in the Bancorp’s available-for-sale and other portfolio at September 30, 2016, $5.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.8 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.9 billion and $5.0 billion during the three and nine months ended September 30, 2016, respectively, compared to $1.4 billion and $4.4 billion during the three and nine months ended September 30, 2015, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 81% of its average total assets for both the three and nine months ended September 30, 2016 and 81% and 82% for the three and nine months ended September 30, 2015, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include securitized advances from the FHLB system. Certificates of deposit $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2016, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At September 30, 2016, the Bancorp has approximately $37.0 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $15.3 billion is available for issuance as of September 30, 2016. On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amounts of unsecured bank notes. On June 14, 2016, the Bank issued and sold $1.3 billion of unsecured bank notes. On September 27, 2016, the Bank issued and sold $1.0 billion of unsecured bank notes.

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR became effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the Modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp’s Modified LCR was 115% at September 30, 2016 calculated under the LCR final rule.

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

If ultimately adopted as currently proposed, the implementation of the NSFR could impact the Bancorp’s liquidity and funding requirements and practices in the future, including by incentivizing increased use of long-term debt as a funding source. Under the proposal, the NSFR becomes effective January 1, 2018 with public disclosure requirements beginning for the calendar quarter that ends on March 31, 2018. The comment period for this proposal ended on August 5, 2016. The Bancorp is currently evaluating the impact of the U.S. banking agencies’ NSFR framework.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 68. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments. In conjunction with their periodic review of the large regional banking group, Fitch Ratings affirmed the Bancorp’s ratings at “A/F1” but revised the outlook to Negative from Stable. Fitch has stated that it expects resolution of this ratings outlook to be at the outer end of the 12 to 24 month outlook horizon period.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 68: Agency Ratings
As of November 9, 2016	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Negative	Stable

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

To control, monitor, and govern operational risk, the Bancorp maintains an overall Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring, and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions, and to provide independent oversight of its implementation (second line of defense). Business Controls groups are in place in each of the lines of business to ensure consistent implementation and execution of managing day to day operational risk (first line of defense).

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

The current regulatory environment, including heightened regulatory expectations and material changes in laws and regulations, increases compliance risk. To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, Compliance Risk Management implements key compliance programs and processes including but not limited to, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy, and oversees the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board. The Management Compliance Committee is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments (in coordination with the Regulatory Change Management Committee), regulatory concerns, and other leading indicators of compliance risk. The Management Compliance Committee reports to the Enterprise Risk Management Committee, which reports to the Risk and Compliance Committee of the Board of Directors.

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

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At September 30, 2016, the Bancorp’s Tier I capital did not include any TruPS, compared to $13 million, or 1 bp of risk-weighted assets, at December 31, 2015.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 69: Capital Ratios

($ in millions)	September 30, 2016	December 31, 2015
Average total Bancorp shareholders’ equity as a percent of average assets	11.83%	11.26
Tangible equity as a percent of tangible assets(a)(c)	9.73	9.55
Tangible common equity as a percentage of tangible assets(a)(c)	8.78	8.59

	Basel III Transitional(b)

CET1 capital	$12,299	11,917
Tier I capital	13,630	13,260
Total regulatory capital	18,004	17,134
Risk-weighted assets	120,954	121,290	(d)

Regulatory capital ratios:
CET1 capital	10.17%	9.82	(d)
Tier I risk-based capital	11.27	10.93	(d)
Total risk-based capital	14.88	14.13	(d)
Tier I leverage	9.80	9.54	(d)

	Basel III Fully Phased-In

CET1 capital(a)	10.09%	9.72	(d)
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

As contemplated by the 2015 CCAR, during the first quarter of 2016, the Bancorp entered into a $240 million accelerated share repurchase transaction and during the second quarter of 2016, the Bancorp repurchased approximately $26 million of its outstanding common stock through open market share repurchase transactions. Additionally, as contemplated by the 2016 CCAR, during the third quarter of 2016, the Bancorp entered into a $240 million accelerated share repurchase transaction. For further information, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

The BHCs that participated in the 2016 CCAR, including the Bancorp, are required to also conduct mid-cycle company-run stress tests using data as of June 30, 2016. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The Bancorp reported its mid-cycle stress test results to the FRB by the required October 5, 2016 submission date. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on October 27, 2016, which is available on Fifth Third’s website at https://www.53.com. These results represented estimates of the Bancorp’s results from the third quarter of 2016 through the third quarter of 2018 under the severely adverse scenario, which is considered highly unlikely to occur.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 for both the three months ended September 30, 2016 and 2015 and $0.39 for both the nine months ended September 30, 2016 and 2015. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the nine months ended September 30, 2016. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2016:

TABLE 70: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2016 - July 31, 2016	79,517	$18.27	-	96,695,521
August 1, 2016 - August 31, 2016	11,064,920	18.59	10,979,548	85,715,973
September 1, 2016 - September 30, 2016	125,400	20.04	-	85,715,973
Total	11,269,837	$18.60	10,979,548	85,715,973
(a)

Includes 290,289 shares repurchased during the third quarter of 2016 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Guarantees and Contingent Liabilities

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. The Bancorp’s remaining maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $1 million at September 30, 2016 and $27 million at December 31, 2015. As of September 30, 2016 the Bancorp no longer maintained a reserve related to exposures within the reinsurance portfolio. As of December 31, 2015 the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheet. The change in the reserve was due primarily to the decrease in outstanding exposure associated with the termination of the reinsurance agreement discussed previously. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		As of
($ in millions, except share data)		September 30, 2016	December 31, 2015
Assets
Cash and due from banks(a)	$	2,164	2,540
Available-for-sale and other securities(b)		30,689	29,044
Held-to-maturity securities(c)		56	70
Trading securities		431	386
Other short-term investments		2,995	2,671
Loans held for sale(d)		1,060	903
Portfolio loans and leases(a)(e)		93,151	92,582
Allowance for loan and lease losses(a)		(1,272)	(1,272)
Portfolio loans and leases, net		91,879	91,310
Bank premises and equipment(f)		2,084	2,239
Operating lease equipment		771	707
Goodwill		2,416	2,416
Intangible assets		10	12
Servicing rights		619	785
Other assets(a)(j)		8,105	7,965
Total Assets(j)	$	143,279	141,048
Liabilities
Deposits:
Noninterest-bearing deposits	$	35,625	36,267
Interest-bearing deposits		65,646	66,938
Total deposits(g)		101,271	103,205
Federal funds purchased		126	151
Other short-term borrowings		3,494	1,507
Accrued taxes, interest and expenses		2,178	2,164
Other liabilities(a)		2,516	2,341
Long-term debt(a)(j)		16,890	15,810
Total Liabilities(j)	$	126,475	125,178
Equity
Common stock(h)	$	2,051	2,051
Preferred stock(i)		1,331	1,331
Capital surplus		2,745	2,666
Retained earnings		13,180	12,358
Accumulated other comprehensive income		755	197
Treasury stock(h)		(3,286)	(2,764)
Total Bancorp shareholders’ equity	$	16,776	15,839
Noncontrolling interests		28	31
Total Equity		16,804	15,870
Total Liabilities and Equity(j)	$	143,279	141,048
(a)

Includes $112 and $152 of cash and due from banks, $1,560 and $2,537 of portfolio loans and leases, $(28) and $(28) of ALLL, $11 and $14 of other assets, $3 and $3 of other liabilities, and $1,422 and $2,487 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2016 and December 31, 2015, respectively. For further information refer to Note 10.

(b)	Amortized cost of $29,486 and $28,678 at September 30, 2016 and December 31, 2015, respectively.
(c)	Fair value of $56 and $70 at September 30, 2016 and December 31, 2015, respectively.
(d)	Includes $954 and $519 of residential mortgage loans held for sale measured at fair value at September 30, 2016 and December 31, 2015, respectively.
(e)	Includes $149 and $167 of residential mortgage loans measured at fair value at September 30, 2016 and December 31, 2015, respectively.
(f)	Includes $45 and $81 of bank premises and equipment held for sale at September 30, 2016 and December 31, 2015, respectively. For further information refer to Note 7.
(g)	Includes $0 and $628 of deposits held for sale at September 30, 2016 and December 31, 2015, respectively.
(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2016 – 755,582,255 (excludes 168,310,326 treasury shares), December 31, 2015 – 785,080,314 (excludes 138,812,267 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at September 30, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at September 30, 2016 and December 31, 2015; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at September 30, 2016 and December 31, 2015.

(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)		2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$	816	795	2,429	2,355
Interest on securities		239	230	707	637
Interest on other short-term investments		2	1	6	7
Total interest income		1,057	1,026	3,142	2,999
Interest Expense
Interest on deposits		51	44	151	140
Interest on federal funds purchased		-	-	2	-
Interest on other short-term borrowings		2	1	8	2
Interest on long-term debt		97	80	269	221
Total interest expense		150	125	430	363
Net Interest Income		907	901	2,712	2,636
Provision for loan and lease losses		80	156	289	305
Net Interest Income After Provision for Loan and Lease Losses		827	745	2,423	2,331
Noninterest Income
Service charges on deposits		143	145	417	419
Corporate banking revenue		111	104	330	280
Wealth and asset management revenue		101	103	304	315
Card and processing revenue		79	77	240	225
Mortgage banking net revenue		66	71	219	274
Other noninterest income		336	213	552	378
Securities gains, net		4	-	13	9
Total noninterest income		840	713	2,075	1,900
Noninterest Expense
Salaries, wages and incentives		400	387	1,209	1,139
Employee benefits		78	72	263	248
Net occupancy expense		73	77	226	238
Technology and communications		62	56	178	165
Card and processing expense		30	40	101	114
Equipment expense		29	31	89	92
Other noninterest expense		301	280	876	818
Total noninterest expense		973	943	2,942	2,814
Income Before Income Taxes		694	515	1,556	1,417
Applicable income tax expense		178	134	385	367
Net Income		516	381	1,171	1,050
Less: Net income attributable to noncontrolling interests		-	-	(4)	(6)
Net Income Attributable to Bancorp		516	381	1,175	1,056
Dividends on preferred stock		15	15	52	52
Net Income Available to Common Shareholders	$	501	366	1,123	1,004
Earnings per share - basic	$	0.66	0.46	1.46	1.24
Earnings per share - diluted	$	0.65	0.45	1.45	1.22
Average common shares outstanding - basic		750,885,834	795,792,825	761,147,543	803,269,681
Average common shares outstanding - diluted		757,455,625	805,022,588	766,941,312	812,099,365
Cash dividends declared per common share	$	0.13	0.13	0.39	0.39

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Net Income	$516	381	1,171	1,050
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(113)	208	538	64
Reclassification adjustment for net gains included in net income	(1)	(7)	(11)	(11)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	(15)	42	49	71
Reclassification adjustment for net gains included in net income	(7)	(13)	(23)	(36)
Defined benefit pension plans, net:
Net actuarial loss arising during period	(3)	(1)	(3)	(3)
Reclassification of amounts to net periodic benefit costs	5	2	8	8
Other comprehensive income (loss), net of tax:	(134)	231	558	93
Comprehensive Income	382	612	1,729	1,143
Less: Comprehensive income attributable to noncontrolling interests	-	-	(4)	(6)
Comprehensive Income Attributable to Bancorp	$382	612	1,733	1,149

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				1,056			1,056	(6)	1,050
Other comprehensive income, net of tax					93		93		93
Cash dividends declared:
Common stock at $0.39 per share				(315)			(315)		(315)
Preferred stock(a)				(52)			(52)		(52)
Shares acquired for treasury			5			(640)	(635)		(635)
Impact of stock transactions under stock compensation plans, net			8			46	54		54
Other				(4)		3	(1)	(1)	(2)
Balance at September 30, 2015	$2,051	1,331	2,659	11,826	522	(2,563)	15,826	32	15,858

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				1,175			1,175	(4)	1,171
Other comprehensive income, net of tax					558		558		558
Cash dividends declared:
Common stock at $0.39 per share				(300)			(300)		(300)
Preferred stock(a)				(52)			(52)		(52)
Shares acquired for treasury			3			(509)	(506)		(506)
Impact of stock transactions under stock compensation plans, net			76	1		(15)	62		62
Other				(2)		2	-	1	1
Balance at September 30, 2016	$2,051	1,331	2,745	13,180	755	(3,286)	16,776	28	16,804
(a)

For both the nine months ended September 30, 2016 and 2015, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $1,242.18 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2016	2015
Operating Activities
Net income	$1,171	1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	289	305
Depreciation, amortization and accretion	341	333
Stock-based compensation expense	86	78
Provision for (benefit from) deferred income taxes	27	(13)
Securities gains, net	(12)	(5)
Provision for MSR impairment	125	38
Net gains on sales of loans and fair value adjustments on loans held for sale	(79)	(91)
Net losses on disposition and impairment of bank premises and equipment	14	102
Gains on sales of certain retail branch operations	(19)	-
Net losses on disposition and impairment of operating lease equipment	9	36
Gain on the TRA associated with Vantiv, Inc.	(164)	-
Proceeds from sales of loans held for sale	4,633	3,816
Loans originated for sale, net of repayments	(5,001)	(3,945)
Dividends representing return on equity method investments	21	19
Net change in:
Trading securities	(42)	(21)
Other assets	192	86
Accrued taxes, interest and expenses	(343)	(81)
Other liabilities	(48)	(190)
Net Cash Provided by Operating Activities	1,200	1,517
Investing Activities
Proceeds from sales:
Available-for-sale securities	14,691	11,692
Loans	214	718
Bank premises and equipment	72	25
Proceeds from repayments / maturities:
Available-for-sale securities	2,487	2,263
Held-to-maturity securities	13	30
Purchases:
Available-for-sale securities	(17,884)	(20,573)
Bank premises and equipment	(148)	(118)
Proceeds from sales and dividends representing return of equity method investments	49	35
Net cash paid on sales of certain retail branch operations	(219)	-
Net change in:
Other short-term investments	(324)	5,920
Loans and leases	(1,022)	(4,121)
Operating lease equipment	(136)	(41)
Net Cash Used in Investing Activities	(2,207)	(4,170)
Financing Activities
Net change in:
Deposits	(1,404)	(819)
Federal funds purchased	(25)	(12)
Other short-term borrowings	1,987	3,348
Dividends paid on common stock	(303)	(319)
Dividends paid on preferred stock	(52)	(52)
Proceeds from issuance of long-term debt	3,735	2,342
Repayment of long-term debt	(2,777)	(1,809)
Repurchase of treasury stock and related forward contract	(506)	(635)
Other	(24)	(27)
Net Cash Provided by Financing Activities	631	2,017
Decrease in Cash and Due from Banks	(376)	(636)
Cash and Due from Banks at Beginning of Period	2,540	3,091
Cash and Due from Banks at End of Period	$2,164	2,455

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the cash flows and changes in equity for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2015 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2016	2015
Cash Payments:
Interest	$481	392
Income taxes	605	335

Transfers:
Portfolio loans to loans held for sale	153	470
Loans held for sale to portfolio loans	20	274
Portfolio loans to OREO	39	77

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Simplifying Transition to the Equity Method of Accounting

In March 2016, the FASB issued amended guidance to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, eliminating the requirement to retrospectively apply the equity method of accounting back to the date of the initial investment. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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

Classification of Certain Items in Statements of Cash Flows

In August 2016, the FASB issued amended guidance to clarify the classification of certain items with an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued amended guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Accounting for Interests Held Through Related Parties That Are Under Common Control

In October 2016, the FASB issued amended guidance that changes the accounting for the consolidation of variable interest entities in certain situations involving entities under common control. Specifically, the amendments change how the indirect interests held through related parties that are under common control should be included in a reporting entity’s evaluation of whether it is a primary beneficiary of a variable interest entity. Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a variable interest entity on a proportionate basis. Currently, the indirect interests held by the related parties that are under common control are considered to be the equivalent of direct interests in their entirety. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

September 30, 2016 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$866	15	-	881
Obligations of states and political subdivisions securities	49	3	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,671	519	(2)	15,188
Agency commercial mortgage-backed securities	8,449	502	(1)	8,950
Non-agency commercial mortgage-backed securities	2,683	151	-	2,834
Asset-backed securities and other debt securities	2,069	31	(17)	2,083
Equity securities(b)	699	3	(1)	701
Total available-for-sale and other securities	$29,486	1,224	(21)	30,689
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$55	-	-	55
Asset-backed securities and other debt securities	1	-	-	1
Total held-to-maturity securities	$56	-	-	56
(a)

Includes interest-only mortgage-backed securities of $33 as of September 30, 2016, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $357 and $1, respectively, at September 30, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

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

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Realized gains	$13	35	42	79
Realized losses	(9)	(25)	(16)	(58)
OTTI	(2)	-	(8)	(5)
Net realized gains(a)	$2	10	18	16
(a)

Excludes net gains on interest-only mortgage-backed securities of an immaterial amount and net losses of $8 for the three and nine months ended September 30, 2016, respectively, and net losses on interest-only mortgage-backed securities of $7 and $4 for the three and nine months ended September 30, 2015, respectively.

The following table provides a summary of OTTI by security type:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Available-for-sale and other debt securities	$(2)	-	(7)	(5)
Available-for-sale equity securities	-	-	(1)	-
Total OTTI(a)	$(2)	-	(8)	(5)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $431 million as of September 30, 2016, compared to $386 million at December 31, 2015. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Realized gains(a)	$2	1	7	4
Realized losses(b)	(2)	(2)	(8)	(7)
Net unrealized gains (losses)(c)	2	(3)	3	(4)
Total trading securities gains (losses)	$2	(4)	2	(7)
(a)

Includes realized gains of $1 and $6 for the three and nine months ended September 30, 2016, respectively, and $1 and $3 for the three and nine months ended September 30, 2015, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(b)

Includes realized losses of $1 and $7 for the three and nine months ended September 30, 2016, respectively, and $2 and $7 for the three and nine months ended September 30, 2015, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized losses during the three months ended September 30, 2016 and an immaterial amount of net unrealized gains during the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At September 30, 2016 and December 31, 2015, securities with a fair value of $9.3 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of September 30, 2016 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$1,011	1,026	30	30
1-5 years	12,264	12,695	12	12
5-10 years	13,556	14,284	12	12
Over 10 years	1,956	1,983	2	2
Equity securities	699	701	-	-
Total	$29,486	30,689	56	56
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Agency residential mortgage-backed securities	$-	-	193	(2)	193	(2)
Agency commercial mortgage-backed securities	106	(1)	-	-	106	(1)
Asset-backed securities and other debt securities	445	(8)	272	(9)	717	(17)
Equity securities	-	-	31	(1)	31	(1)
Total	$551	(9)	496	(12)	1,047	(21)
December 31, 2015
Agency residential mortgage-backed securities	$2,903	(13)	-	-	2,903	(13)
Agency commercial mortgage-backed securities	3,111	(33)	-	-	3,111	(33)
Non-agency commercial mortgage-backed securities	1,610	(32)	-	-	1,610	(32)
Asset-backed securities and other debt securities	623	(11)	226	(10)	849	(21)
Equity securities	1	(1)	37	(1)	38	(2)
Total	$8,248	(90)	263	(11)	8,511	(101)

At September 30, 2016, 2% of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to 1% at December 31, 2015.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are generally concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the U.S.. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 6.

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of:

($ in millions)	September 30, 2016	December 31, 2015
Loans held for sale:
Commercial and industrial loans	$102	20
Commercial mortgage loans	4	34
Residential mortgage loans	954	708
Home equity	-	35
Automobile loans	-	4
Credit card	-	101
Other consumer loans and leases	-	1
Total loans held for sale	$1,060	903
Portfolio loans and leases:
Commercial and industrial loans	$42,727	42,131
Commercial mortgage loans	6,856	6,957
Commercial construction loans	3,905	3,214
Commercial leases	3,995	3,854
Total commercial loans and leases	$57,483	56,156
Residential mortgage loans	14,643	13,716
Home equity	7,864	8,301
Automobile loans	10,349	11,493
Credit card	2,169	2,259
Other consumer loans and leases	643	657
Total consumer loans and leases	$35,668	36,426
Total portfolio loans and leases	$93,151	92,582

Total portfolio loans and leases are recorded net of unearned income, which totaled $529 million as of September 30, 2016 and $624 million as of December 31, 2015. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $234 million and $220 million as of September 30, 2016 and December 31, 2015, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.1 billion and $11.9 billion at September 30, 2016 and December 31, 2015, respectively, pledged at the FHLB, and loans of $33.3 billion and $33.7 billion at September 30, 2016 and December 31, 2015, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
($ in millions)	Carrying Value		90 Days Past Due and Still Accruing
Commercial and industrial loans	$42,829	42,151	7	7
Commercial mortgage loans	6,860	6,991	-	-
Commercial construction loans	3,905	3,214	-	-
Commercial leases	3,995	3,854	-	-
Residential mortgage loans	15,597	14,424	43	40
Home equity	7,864	8,336	-	-
Automobile loans	10,349	11,497	8	10
Credit card	2,169	2,360	18	18
Other consumer loans and leases	643	658	-	-
Total loans and leases	$94,211	93,485	76	75
Less: Loans held for sale	1,060	903
Total portfolio loans and leases	$93,151	92,582

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Commercial and industrial loans	$61	128	147	200
Commercial mortgage loans	2	11	14	24
Commercial construction loans	-	3	(1)	3
Commercial leases	-	-	3	-
Residential mortgage loans	2	3	7	14
Home equity	7	9	20	31
Automobile loans	9	7	26	19
Credit card	20	21	61	63
Other consumer loans and leases	6	6	12	12
Total net charge-offs	$107	188	289	366

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$873	98	211	117	1,299
Losses charged-off	(81)	(4)	(52)	-	(137)
Recoveries of losses previously charged-off	18	2	10	-	30
Provision for loan and lease losses	44	-	38	(2)	80
Balance, end of period	$854	96	207	115	1,272

For the three months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$855	104	231	103	1,293
Losses charged-off	(149)	(6)	(54)	-	(209)
Recoveries of losses previously charged-off	7	3	11	-	21
Provision for (benefit from) loan and lease losses	115	(3)	33	11	156
Balance, end of period	$828	98	221	114	1,261

For the nine months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(192)	(14)	(153)	-	(359)
Recoveries of losses previously charged-off	29	7	34	-	70
Provision for loan and lease losses	177	3	109	-	289
Balance, end of period	$854	96	207	115	1,272

For the nine months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(251)	(23)	(163)	-	(437)
Recoveries of losses previously charged-off	24	9	38	-	71
Provision for loan and lease losses	180	8	109	8	305
Balance, end of period	$828	98	221	114	1,261

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$96 (c)	68	43	-	207
Collectively evaluated for impairment	758	28	164	-	950
Unallocated	-	-	-	115	115
Total ALLL	$854	96	207	115	1,272
Portfolio loans and leases:(b)
Individually evaluated for impairment	$906 (c)	651	384	-	1,941
Collectively evaluated for impairment	56,577	13,840	20,641	-	91,058
Loans acquired with deteriorated credit quality	-	3	-	-	3
Total portfolio loans and leases	$57,483	14,494	21,025	-	93,002
(a)	Includes $2 related to leveraged leases at September 30, 2016.
(b)	Excludes $149 of residential mortgage loans measured at fair value, and includes $725 of leveraged leases, net of unearned income at September 30, 2016.
(c)

Includes five restructured loans at September 30, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $27 and an ALLL of $18.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,592	1,471	1,664	-	42,727
Commercial mortgage owner-occupied loans	3,269	74	134	-	3,477
Commercial mortgage nonowner-occupied loans	3,266	25	88	-	3,379
Commercial construction loans	3,900	5	-	-	3,905
Commercial leases	3,914	43	38	-	3,995
Total commercial loans and leases	$53,941	1,618	1,924	-	57,483

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,756	1,633	1,742	-	42,131
Commercial mortgage owner-occupied loans	3,344	124	191	-	3,659
Commercial mortgage nonowner-occupied loans	3,105	63	130	-	3,298
Commercial construction loans	3,201	4	9	-	3,214
Commercial leases	3,724	93	37	-	3,854
Total commercial loans and leases	$52,130	1,917	2,109	-	56,156

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	September 30, 2016		December 31, 2015
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$14,462	32	13,498	51
Home equity	7,786	78	8,222	79
Automobile loans	10,347	2	11,491	2
Credit card	2,140	29	2,226	33
Other consumer loans and leases	643	-	657	-
Total residential mortgage and consumer loans and leases(a)	$35,378	141	36,094	165
(a)	Excludes $149 and $167 of loans measured at fair value at September 30, 2016 and December 31, 2015, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of September 30, 2016 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$42,587	31	109	140	42,727	7
Commercial mortgage owner-occupied loans	3,442	7	28	35	3,477	-
Commercial mortgage nonowner-occupied loans	3,371	1	7	8	3,379	-
Commercial construction loans	3,905	-	-	-	3,905	-
Commercial leases	3,993	-	2	2	3,995	-
Residential mortgage loans(a)(b)	14,388	32	74	106	14,494	43
Consumer loans and leases:
Home equity	7,740	65	59	124	7,864	-
Automobile loans	10,266	72	11	83	10,349	8
Credit card	2,121	27	21	48	2,169	18
Other consumer loans and leases	642	1	-	1	643	-
Total portfolio loans and leases(a)	$92,455	236	311	547	93,002	76
(a)	Excludes $149 of residential mortgage loans measured at fair value at September 30, 2016.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2016, $112 of these loans were 30-89 days past due and $287 were 90 days or more past due. The Bancorp recognized $2 and $5 of losses during the three and nine months ended September 30, 2016, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current	Past Due				90 Days Past
As of December 31, 2015 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,996	55	80	135	42,131	7
Commercial mortgage owner-occupied loans	3,610	15	34	49	3,659	-
Commercial mortgage nonowner-occupied loans	3,262	9	27	36	3,298	-
Commercial construction loans	3,214	-	-	-	3,214	-
Commercial leases	3,850	3	1	4	3,854	-
Residential mortgage loans(a)(b)	13,420	37	92	129	13,549	40
Consumer loans and leases:
Home equity	8,158	82	61	143	8,301	-
Automobile loans	11,407	75	11	86	11,493	10
Credit card	2,207	29	23	52	2,259	18
Other consumer loans and leases	656	1	-	1	657	-
Total portfolio loans and leases(a)	$91,780	306	329	635	92,415	75
(a)	Excludes $167 of residential mortgage loans measured at fair value at December 31, 2015.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of September 30, 2016 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$433	375		74
Commercial mortgage owner-occupied loans(b)	22	13		2
Commercial mortgage nonowner-occupied loans	13	11		2
Restructured residential mortgage loans	474	470		68
Restructured consumer loans and leases:
Home equity	210	210		30
Automobile loans	14	14		1
Credit card	54	54		12
Total impaired portfolio loans and leases with a related ALLL	$1,220	1,147		189
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$382	311		-
Commercial mortgage owner-occupied loans	49	46		-
Commercial mortgage nonowner-occupied loans	132	117		-
Commercial leases	6	6		-
Restructured residential mortgage loans	202	181		-
Restructured consumer loans and leases:
Home equity	108	104		-
Automobile loans	3	2		-
Total impaired portfolio loans and leases with no related ALLL	$882	767		-
Total impaired portfolio loans and leases	$2,102	1,914	(a)	189
(a)

Includes $408, $638 and $334, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $194, $13 and $50, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at September 30, 2016.

(b)

Excludes five restructured loans at September 30, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $27, a recorded investment of $27 and an ALLL of $18.

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
(a)

Includes $491, $607 and $327, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $203, $23 and $52, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2015.

(b)

Excludes five restructured loans at December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $27, a recorded investment of $27 and an ALLL of $15.

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$725	4	685	8
Commercial mortgage owner-occupied loans(a)	62	-	66	1
Commercial mortgage nonowner-occupied loans	139	2	152	4
Commercial construction loans	-	-	3	-
Commercial leases	7	-	6	-
Restructured residential mortgage loans	651	6	646	19
Restructured consumer loans and leases:
Home equity	318	3	330	9
Automobile loans	16	-	18	-
Credit card	55	1	57	4
Total average impaired portfolio loans and leases	$1,973	16	1,963	45
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $27 and an immaterial amount of interest income recognized for both the three and nine months ended September 30, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$635	5	$696	17
Commercial mortgage owner-occupied loans(a)	84	-	98	1
Commercial mortgage nonowner-occupied loans	210	2	236	5
Commercial construction loans	35	-	49	1
Commercial leases	6	-	6	-
Restructured residential mortgage loans	611	6	576	17
Restructured consumer loans and leases:
Home equity	355	3	366	10
Automobile loans	21	-	23	-
Credit card	65	1	70	4
Total average impaired loans and leases	$2,022	17	$2,120	55
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for both the three and nine months ended September 30, 2015.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	September 30, 2016		December 31, 2015
Commercial loans and leases:
Commercial and industrial loans	$409	(a)	259
Commercial mortgage owner-occupied loans(b)	38		46
Commercial mortgage nonowner-occupied loans	10		35
Commercial leases	3		1
Total nonaccrual portfolio commercial loans and leases	460	(a)	341
Residential mortgage loans	32		51
Consumer loans and leases:
Home equity	78		79
Automobile loans	2		2
Credit card	29		33
Total nonaccrual portfolio consumer loans and leases	109		114
Total nonaccrual portfolio loans and leases(c)(d)	$601	(a)	506
OREO and other repossessed property	97		141
Total nonperforming portfolio assets(c)(d)	$698	(a)	647
(a)

Nonaccrual portfolio loans and leases at September 30, 2016 were adjusted by $15 to reflect the identification of certain commercial and industrial loans as nonaccrual after the Bancorp’s Form 8-K was filed on October 20, 2016.

(b)

Excludes $20 of restructured nonaccrual loans at both September 30, 2016 and December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes $100 and $12 of nonaccrual loans held for sale at September 30, 2016 and December 31, 2015, respectively.
(d)

Includes $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at September 30, 2016 and December 31, 2015, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $245 million and $303 million as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the Bancorp had $80 million and $57 million in line of credit and letter of credit commitments, respectively, compared to $39 million and $23 million in line of credit and letter of credit commitments as of December 31, 2015, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	12	$ 41	10	-
Commercial mortgage owner-occupied loans	1	1	-	-
Commercial leases	5	16	-	-
Residential mortgage loans	240	38	2	-
Consumer loans:
Home equity	57	5	-	-
Automobile loans	52	1	-	-
Credit card	2,320	10	2	1
Total portfolio loans and leases	2,687	$ 112	14	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	15	$ 17	7	-
Commercial mortgage owner-occupied loans	1	-	-	-
Residential mortgage loans	301	44	3	-
Consumer loans:
Home equity	60	4	-	-
Automobile loans	98	2	-	-
Credit card	3,076	15	3	2
Total portfolio loans	3,551	$ 82	13	2
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	56	$ 158	19	-
Commercial mortgage owner-occupied loans	11	9	(2)	-
Commercial mortgage nonowner-occupied loans	4	5	1	-
Commercial leases	5	16	-	-
Residential mortgage loans	745	111	6	-
Consumer loans:
Home equity	183	12	-	-
Automobile loans	188	3	-	-
Credit card	7,174	33	6	3
Total portfolio loans and leases	8,366	$ 347	30	3
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	63	$ 105	7	3
Commercial mortgage owner-occupied loans	14	15	(2)	-
Commercial mortgage nonowner-occupied loans	11	7	-	-
Residential mortgage loans	855	121	7	-
Consumer loans:
Home equity	203	11	(1)	-
Automobile loans	357	6	-	-
Credit card	9,724	49	10	5
Total portfolio loans	11,227	$ 314	21	8
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2016 and 2015 and were within twelve months of the restructuring date:

September 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	1	$1
Commercial leases	2	1
Residential mortgage loans	41	6
Consumer loans:
Home equity	3	-
Credit card	458	2
Total portfolio loans and leases	505	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

September 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Residential mortgage loans	31	$5
Consumer loans:
Home equity	4	-
Credit card	140	-
Total portfolio loans	175	$5
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2016 and 2015 and were within twelve months of the restructuring date:

September 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$4
Commercial mortgage nonowner-occupied loans	2	-
Commercial leases	2	1
Residential mortgage loans	127	18
Consumer loans:
Home equity	11	1
Credit card	1,232	5
Total portfolio loans and leases	1,378	$29
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	4	$7
Residential mortgage loans	101	14
Consumer loans:
Home equity	12	1
Automobile loans	8	-
Credit card	1,285	6
Total portfolio loans	1,410	$28
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)		September 30, 2016	December 31, 2015
Land and improvements(a)	$	663	685
Buildings		1,658	1,755
Equipment		1,725	1,696
Leasehold improvements		394	403
Construction in progress		110	85
Bank premises and equipment held for sale:
Land and improvements		34	55
Buildings		10	20
Equipment		1	3
Leasehold improvements		-	3
Accumulated depreciation and amortization		(2,511)	(2,466)
Total bank premises and equipment	$	2,084	2,239
(a)	At September 30, 2016 and December 31, 2015, land and improvements included $94 and $102, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell certain operating branch locations and certain parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”). In addition, the Bancorp announced on September 13, 2016 that it had identified an additional 44 branch locations and 5 parcels of undeveloped land that it planned to consolidate or sell.

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank and recorded a gain on the sale of $8 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income. Additionally, on April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania and recorded a gain on the sale of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income. Both transactions were part of the Branch Consolidation and Sales Plan.

As of September 30, 2016, the Bancorp had 72 branch locations and 37 parcels of undeveloped land that had been acquired for future branch expansion that it intended to consolidate or sell. These branch locations and parcels of undeveloped land, which include unsold properties from the Branch Consolidation and Sales Plan as well as properties included in the September 13, 2016 announcement, represent $45 million, $17 million and $2 million of land and improvements, buildings and equipment, respectively, included in bank premises and equipment in the Condensed Consolidated Balance Sheets as of September 30, 2016, of which $34 million, $10 million and $1 million, respectively, were classified as held for sale.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $28 million and $31 million for the three and nine months ended September 30, 2016, respectively, and $2 million and $104 million for the three and nine months ended September 30, 2015, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

On September 29, 2016, the Bancorp closed on the sale of an office complex. The sale also included all of the Bancorp’s rights, title and interest as a landlord under existing leases in the complex. Under the terms of the transaction, the Bancorp received proceeds of approximately $31 million and entered into a lease agreement whereby the Bancorp leased-back approximately 25% of the office complex. In conjunction with the transaction, which qualified as a sale-leaseback under U.S. GAAP, the Bancorp retired assets with a net book value of approximately $10 million, recognized a deferred gain of $10 million, which will be amortized as a reduction of rent expense over the 15 year lease term, and recorded a gain on the transaction of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2016.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2016 and 2015 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	Total
Net carrying value as of December 31, 2015	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of September 30, 2016	$613	1,655	-	148	2,416
Net carrying value as of December 31, 2014	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of September 30, 2015	$613	1,655	-	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2016 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at September 30, 2016 of 4.2 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2016
Core deposit intangibles	$34	(26)	8
Other	15	(13)	2
Total intangible assets	$49	(39)	10
As of December 31, 2015
Core deposit intangibles	$34	(26)	8
Other	33	(29)	4
Total intangible assets	$67	(55)	12

As of September 30, 2016, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $1 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of September 30, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)		Total
Remainder of 2016	$	-
2017		2
2018		1
2019		1
2020		1

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

September 30, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	111	1	112
Commercial mortgage loans		-	47	47
Automobile loans		1,513	-	1,513
ALLL		(8)	(20)	(28)
Other assets		11	-	11
Total assets	$	1,627	28	1,655
Liabilities:
Other liabilities	$	3	-	3
Long-term debt		1,422	-	1,422
Total liabilities	$	1,425	-	1,425
Noncontrolling interests	$	-	28	28

December 31, 2015 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	151	1	152
Commercial mortgage loans		-	47	47
Automobile loans		2,490	-	2,490
ALLL		(11)	(17)	(28)
Other assets(a)		14	-	14
Total assets(a)	$	2,644	31	2,675
Liabilities
Other liabilities	$	3	-	3
Long-term debt(a)		2,487	-	2,487
Total liabilities(a)	$	2,490	-	2,490
Noncontrolling interests	$	-	31	31
(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $6 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at September 30, 2016 and December 31, 2015 was $30 million and $27 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,409	337	1,409
Private equity investments	186	-	247
Loans provided to VIEs	1,916	-	2,793

December 31, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,455	367	1,455
Private equity investments	211	-	271
Loans provided to VIEs	1,630	-	2,599

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

At both September 30, 2016 and December 31, 2015, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $329 million and $356 million at September 30, 2016 and December 31, 2015, respectively. The unfunded commitments as of September 30, 2016 are expected to be funded from 2016 to 2033.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Statements of Income Caption		2016	2015	2016	2015
Pre-tax investment and impairment losses(a)	Other noninterest expense	$	37	33	110	100
Tax credits and other benefits	Applicable income tax expense		(54)	(51)	(165)	(156)
(a)

The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2016 and 2015.

Private equity investments

The Bancorp, through Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a limited partner in private equity investments which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at September 30, 2016 and December 31, 2015, the unfunded commitment amounts to the funds were $61 million and $60 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of an immaterial amount and $6 million during the three months ended September 30, 2016 and 2015, respectively, and $8 million and $28 million, during the nine months ended September 30, 2016 and 2015, respectively. The Bancorp recognized $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during both the three and nine months ended September 30, 2016 and no OTTI was recognized during both the three and nine months ended September 30, 2015. Refer to Note 22 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2016 and December 31, 2015, the Bancorp’s unfunded commitments to these entities were $877 million and $969 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2016 and 2015. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Residential mortgage loan sales(a)	$	1,846	1,421	4,591	3,798 (b)

Origination fees and gains on loan sales		61	46	156	134
Gross mortgage servicing fees		49	54	151	169
(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the nine months ended September 30:

($ in millions)		2016	2015
Carrying amount before valuation allowance:
Balance, beginning of period	$	1,204	1,392
Servicing rights that result from the transfer of residential mortgage loans		55	48
Amortization		(96)	(111)
Balance, end of period	$	1,163	1,329
Valuation allowance for servicing rights:
Balance, beginning of period	$	(419)	(534)
Provision for MSR impairment		(125)	(38)
Balance, end of period		(544)	(572)
Carrying amount after valuation allowance	$	619	757

Amortization expense recognized on servicing rights for the three months ended September 30, 2016 and 2015 was $35 million and $37 million, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense was $96 million and $111 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of September 30, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)	Total
Remainder of 2016	$35
2017	131
2018	116
2019	102
2020	90

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the nine months ended September 30:

($ in millions)	2016	2015
Fixed-rate residential mortgage loans:
Balance, beginning of period	$757	823
Balance, end of period	597	731
Adjustable-rate residential mortgage loans:
Balance, beginning of period	27	33
Balance, end of period	22	25
Fixed-rate automobile loans:
Balance, beginning of period	1	2
Balance, end of period	-	1

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$	(16)	85	133	119
(Provision for) recovery of MSR impairment		7	(77)	(125)	(38)

As of September 30, 2016 and 2015, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		September 30, 2016				September 30, 2015
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	6.6	11.7%	564	N/A	7.4	10.9%	674	N/A
Servicing rights	Adjustable	2.8	30.0	681	N/A	2.8	32.9	671	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2016 and December 31, 2015, the Bancorp serviced $54.6 billion and $59.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2016, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption					Residual Servicing Cash Flows
		Fair Value	Weighted- Average Life (in years)	Rate		Impact of Adverse Change on Fair Value			OAS Spread		Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate					10%	20%	50%	(bps)		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$597	4.9	14.9%	$	(31)	(59)	(128)	615	$	(13)	(26)
Servicing rights	Adjustable	22	3.1	27.1		(1)	(3)	(6)	724		-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2016 and December 31, 2015, the balance of collateral held by the Bancorp for derivative assets was $801 million and $821 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2016 and December 31, 2015 was $8 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2016 and December 31, 2015, the balance of collateral posted by the Bancorp for derivative liabilities was $555 million and $504 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2016 and December 31, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2016 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	473	-
Total fair value hedges		473	-
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	83	-
Total cash flow hedges		83	-
Total derivatives designated as qualifying hedging instruments		556	-
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	10,397	332	50
Forward contracts related to residential mortgage loans held for sale	2,033	-	8
Stock warrant associated with Vantiv Holding, LLC	438	325	-
Swap associated with the sale of Visa, Inc. Class B shares	1,378	-	103
Foreign exchange contracts	168	-	-
Total free-standing derivatives - risk management and other business purposes		657	161
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	32,218	339	346
Interest rate lock commitments	1,215	33	-
Commodity contracts	1,800	111	99
Foreign exchange contracts	12,545	194	186
Total free-standing derivatives - customer accommodation		677	631
Total derivatives not designated as qualifying hedging instruments		1,334	792
Total		$1,890	792

		Fair Value
December 31, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	372	2
Total fair value hedges		372	2
Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	39	-
Total cash flow hedges		39	-
Total derivatives designated as qualifying hedging instruments		411	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	11,657	239	9
Forward contracts related to residential mortgage loans held for sale	1,330	3	1
Stock warrant associated with Vantiv Holding, LLC	369	262	-
Swap associated with the sale of Visa, Inc. Class B shares	1,292	-	61
Total free-standing derivatives - risk management and other business purposes		504	71
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,889	242	249
Interest rate lock commitments	721	15	-
Commodity contracts	2,464	294	276
Foreign exchange contracts	16,243	386	340
Total free-standing derivatives - customer accommodation		937	865
Total derivatives not designated as qualifying hedging instruments		1,441	936
Total		$1,852	938

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of September 30, 2016, an assessment of hedge effectiveness was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(19)	64	103	15
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	17	(65)	(109)	(18)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2016, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of September 30, 2016, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 39 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2016 and December 31, 2015, $48 million and $22 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2016, approximately $24 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2016.

During both the three and nine months ended September 30, 2016 and 2015, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2016	2015	2016	2015
Amount of pretax net gains (losses) recognized in OCI	$	(23)	65	77	109
Amount of pretax net gains reclassified from OCI into net income		11	20	37	55

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated		For the three months		For the nine months
	Statements of		ended September 30,		ended September 30,
($ in millions)	Income Caption		2016	2015	2016	2015
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$	9	(15)	(10)	(4)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue		(16)	85	133	119
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income		2	6	(3)	19
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income		(2)	130	64	215
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income		(12)	(8)	(61)	(27)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2016 and December 31, 2015, the total notional amount of the risk participation agreements was $2.5 billion and $1.7 billion, respectively, and the fair value was a liability of $4 million and $3 million at September 30, 2016 and December 31, 2015, respectively, which is included in interest rate contracts for customers. As of September 30, 2016, the risk participation agreements had a weighted-average remaining life of 2.9 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2016	December 31, 2015
Pass	$2,463	1,650
Special mention	8	7
Substandard	2	7
Total	$2,473	1,664

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months		For the nine months
	Condensed Consolidated		ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption		2016	2015	2016	2015
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	5	7	17	18
Interest rate contracts for customers (credit losses)	Other noninterest expense		-	-	-	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		1	(1)	(2)	(1)
Interest rate lock commitments	Mortgage banking net revenue		42	38	126	90
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		1	1	4	4
Commodity contracts for customers (credit losses)	Other noninterest expense		-	-	(1)	(2)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	-	1	6
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		13	17	44	55
Foreign exchange contracts for customers (credit losses)	Other noninterest expense		-	-	(2)	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of September 30, 2016 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,532	(517)	(551)	464
Total assets	1,532	(517)	(551)	464

Liabilities:
Derivatives	792	(517)	(173)	102
Total liabilities	$792	(517)	(173)	102
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)		September 30, 2016	December 31, 2015
FHLB advances	$	1,950	-
Securities sold under repurchase agreements		832	925
Derivative collateral		712	582
Total other short-term borrowings	$	3,494	1,507

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)		September 30, 2016		December 31, 2015
		Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Type of collateral:
Agency residential mortgage-backed securities	$	685	Overnight	646	Overnight
U.S. Treasury and federal agencies securities		147	Overnight	279	Overnight
Total securities sold under repurchase agreements	$	832		925

14. Long-Term Debt

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

On September 2, 2016, the Bank submitted a redemption notice to the Issuing and Paying Agent to redeem $1.0 billion of 1.15% senior fixed-rate notes and $750 million of senior floating-rate notes at three-month LIBOR plus 51 bps. Pursuant to the terms and conditions of the notes, the Bank redeemed the notes on October 19, 2016, which was 30 days prior to their scheduled maturity on November 18, 2016.

On September 27, 2016, the Bank issued and sold $1.0 billion in aggregate principal amount of unsecured senior bank notes, with a maturity of three years, due on September 27, 2019. The bank notes consisted of $750 million of 1.625% senior fixed-rate notes and $250 million of senior floating-rate notes at three-month LIBOR plus 59 bps. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 53 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Capital Actions

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2016, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2016:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 14, 2015	$	215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016		240	12,623,762	1,868,379	14,492,141	April 11, 2016
August 5, 2016		240	10,979,548	1,099,205	12,078,753	November 7, 2016

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

		September 30,	December 31,
($ in millions)		2016	2015
Commitments to extend credit	$	67,566	66,884
Letters of credit		2,606	3,055
Forward contracts related to residential mortgage loans held for sale		2,033	1,330
Noncancelable operating lease obligations		592	635
Capital commitments for private equity investments		65	60
Purchase obligations		61	60
Capital expenditures		34	30
Capital lease obligations		21	27

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2016 and December 31, 2015, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $162 million and $138 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

		September 30,	December 31,
($ in millions)		2016	2015
Pass	$	66,403	65,645
Special mention		457	647
Substandard		706	592
Total commitments to extend credit	$	67,566	66,884

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2016:

($ in millions)
Less than 1 year(a)	$1,434
1 - 5 years(a)	1,148
Over 5 years	24
Total letters of credit	$2,606
(a)	Includes $15 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both September 30, 2016 and December 31, 2015, and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 65% of the total standby letters of credit were collateralized as of September 30, 2016 and December 31, 2015, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $3 million and immaterial, respectively, at September 30, 2016 and December 31, 2015. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)		September 30, 2016	December 31, 2015
Pass	$	2,171	2,606
Special mention		89	130
Substandard		286	258
Doubtful		60	61
Total letters of credit	$	2,606	3,055

At September 30, 2016 and December 31, 2015, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2016 and December 31, 2015, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $973 million and $1.3 billion, respectively, of which FTS acted as the remarketing agent to issuers on $820 million and $1.1 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $649 million and $921 million of the VRDNs remarketed by FTS, in addition to $154 million and $187 million in VRDNs remarketed by third parties at September 30, 2016 and December 31, 2015, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

Forward contracts related to residential mortgage loans held for sale

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. The Bancorp’s remaining maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $1 million at September 30, 2016 and $27 million at December 31, 2015. As of September 30, 2016 the Bancorp no longer maintained a reserve related to exposures within the reinsurance portfolio. As of December 31, 2015, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Sheet. The change in the reserve was due primarily to the decrease in outstanding exposure associated with the termination of the reinsurance agreement discussed previously. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 17 for additional information regarding these proceedings.

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

As of September 30, 2016 and December 31, 2015, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $18 million and $25 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2016, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended September 30, 2016 and 2015, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $4 million and $7 million, respectively, in outstanding principal of loans to satisfy investor demands. For the nine months ended September 30, 2016 and 2015, the Bancorp paid an immaterial amount and $2 million, respectively, in the form of make whole payments and repurchased $10 million and $64 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2016 and 2015 were $8 million and $7 million, respectively. Total repurchase demand requests for the nine months ended September 30, 2016 and 2015 were $18 million and $68 million, respectively. Total outstanding repurchase demand inventory was $7 million and $4 million at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,

($ in millions)	2016	2015	2016	2015
Balance, beginning of period	$21	32	25	35
Net reductions to the reserve	(3)	(3)	(7)	(1)
Losses charged against the reserve	-	(1)	-	(6)
Balance, end of period	$18	28	18	28

The following tables provide a rollforward of unresolved claims by claimant type for the nine months ended:

	GSE		Private Label

September 30, 2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$4	2	$-
New demands	253	18	4	-
Loan paydowns/payoffs	(8)	(1)	-	-
Resolved demands	(203)	(14)	(6)	-

Balance, end of period	58	$7	-	$-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	GSE		Private Label

September 30, 2015 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	37	$6	1	$1
New demands	350	26	257	42
Loan paydowns/payoffs	(26)	(2)	-	-
Resolved demands	(337)	(26)	(258)	(43)

Balance, end of period	24	$4	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $396 million and $465 million at September 30, 2016 and December 31, 2015, respectively, and the delinquency rates were 3.0% at both September 30, 2016 and December 31, 2015. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $7 million and $9 million, respectively, at September 30, 2016 and December 31, 2015, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $15 million and $10 million at September 30, 2016 and December 31, 2015, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2016 and December 31, 2015.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of the date of the Bancorp’s sale of Visa Class B Shares and through September 30, 2016, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $103 million at September 30, 2016 and $61 million at December 31, 2015. Refer to Note 12 and Note 17 for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. In rejecting the settlement, the appellate court found that counsel for plaintiffs was conflicted and thus could not adequately represent the plaintiff-class members of the separate monetary and injunctive relief settlement classes. The appellate court decertified the settlement classes, ordered that the case return to the trial court and directed the trial court to appoint separate counsel for the separate plaintiff classes. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. More than 460 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits were transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On July 18, 2015, the court in which all the remaining opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 16 for further information.

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

Nina Investments, LLC v. Fifth Third Bank

On July 5, 2012, Nina Investments, LLC (“Nina”) filed a lawsuit against Fifth Third Bank (Nina Investments, LLC. v. Fifth Third Bank, et al.) in the Circuit Court of Cook County, Illinois, alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. In 2015, the court dismissed Fifth Third’s contract and fraud claims against certain defendants but Fifth Third currently has claims pending against other defendants, including a newly asserted claim for fraudulent conveyance against Nina. On October 20, 2016, the court denied Fifth Third’s motion to assert a new claim against Nina and other investors for fraudulent inducement of a guarantee related to the credit facility and to reassert claims for breach of guarantee against certain of the investors who also acted as guarantors. The trial has been scheduled in these consolidated actions for April 24, 2017.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $41 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

18. Related Party Transactions

On July 27, 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRAs with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling an estimated $331 million. The Bancorp recognized a pre-tax gain of $116 million in other noninterest income in the Condensed Consolidated Statements of Income from this settlement in the third quarter of 2016.

Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. If the associated call options or put options are exercised, 10% of the obligations would be settled with respect to each quarter in 2017 and 15% of the obligations would be settled with respect to each quarter in 2018. The Bancorp recognized a pre-tax gain of $164 million in other noninterest income in the Condensed Consolidated Statements of Income in the third quarter of 2016 associated with these options.

This agreement does not impact the TRA payments expected to be recognized in the fourth quarter of 2016 and the fourth quarter of 2017 which are expected to be received in the first quarter of 2017 and the first quarter of 2018, respectively.

19. Income Taxes

The applicable income tax expense was $178 million and $134 million for the three months ended September 30, 2016 and 2015, respectively, and was $385 million and $367 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rates for the three months ended September 30, 2016 and 2015 were 25.6% and 26.0%, respectively, and were 24.6% and 25.9% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily related to gains on sales of certain leveraged leases that are exempt from federal taxation partially offset by Vantiv, Inc. related gains.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
September 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale securities arising during period	$	(149)	36	(113)
Reclassification adjustment for net gains on available-for-sale securities included in net income		(2)	1	(1)
Net unrealized gains on available-for-sale securities		(151)	37	(114)	879	(114)	765

Unrealized holding losses on cash flow hedge derivatives arising during period		(23)	8	(15)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(11)	4	(7)
Net unrealized gains on cash flow hedge derivatives		(34)	12	(22)	70	(22)	48

Net actuarial loss arising during the period		(5)	2	(3)
Reclassification of amounts to net periodic benefit costs		8	(3)	5
Defined benefit pension plans, net		3	(1)	2	(60)	2	(58)
Total	$	(182)	48	(134)	889	(134)	755

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
September 30, 2015 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	319	(111)	208
Reclassification adjustment for net gains on available-for-sale securities included in net income		(10)	3	(7)
Net unrealized gains on available-for-sale securities		309	(108)	201	327	201	528

Unrealized holding gains on cash flow hedge derivatives arising during period		65	(23)	42
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(20)	7	(13)
Net unrealized gains on cash flow hedge derivatives		45	(16)	29	29	29	58

Net actuarial loss arising during the period		(1)	-	(1)
Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		2	(1)	1	(65)	1	(64)
Total	$	356	(125)	231	291	231	522

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the nine months ended:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
September 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	855	(317)	538
Reclassification adjustment for net gains on available-for-sale securities included in net income		(18)	7	(11)
Net unrealized gains on available-for-sale securities		837	(310)	527	238	527	765

Unrealized holding gains on cash flow hedge derivatives arising during period		77	(28)	49
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(37)	14	(23)
Net unrealized gains on cash flow hedge derivatives		40	(14)	26	22	26	48

Net actuarial loss arising during the period		(5)	2	(3)
Reclassification of amounts to net periodic benefit costs		12	(4)	8
Defined benefit pension plans, net		7	(2)	5	(63)	5	(58)
Total	$	884	(326)	558	197	558	755

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
September 30, 2015 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	98	(34)	64
Reclassification adjustment for net gains on available-for-sale securities included in net income		(16)	5	(11)
Net unrealized gains on available-for-sale securities		82	(29)	53	475	53	528

Unrealized holding gains on cash flow hedge derivatives arising during period		109	(38)	71
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(55)	19	(36)
Net unrealized gains on cash flow hedge derivatives		54	(19)	35	23	35	58

Net actuarial loss arising during the period		(4)	1	(3)
Reclassification of amounts to net periodic benefit costs		12	(4)	8
Defined benefit pension plans, net		8	(3)	5	(69)	5	(64)
Total	$	144	(51)	93	429	93	522

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended September 30,		For the nine months ended September 30,
		2016	2015	2016	2015

Net unrealized gains on available-for-sale securities:(b)
Net gains included in net income	Securities gains, net	$2	10	18	16
	Income before income taxes	2	10	18	16
	Applicable income tax expense	(1)	(3)	(7)	(5)
	Net income	1	7	11	11

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	11	20	37	55
	Income before income taxes	11	20	37	55
	Applicable income tax expense	(4)	(7)	(14)	(19)
	Net income	7	13	23	36

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(2)	(2)	(7)	(7)
Settlements	Employee benefits expense(a)	(6)	(1)	(5)	(5)
	Income before income taxes	(8)	(3)	(12)	(12)
	Applicable income tax expense	3	1	4	4
	Net income	(5)	(2)	(8)	(8)

Total reclassifications for the period	Net income	$3	18	26	39
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on the computation of net periodic benefit cost.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2016			2015
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income attributable to Bancorp	$516			381
Dividends on preferred stock	15			15
Net income available to common shareholders	501			366
Less: Income allocated to participating securities	5			4
Net income allocated to common shareholders	$496	751	0.66	362	796	0.46
Earnings Per Diluted Share:
Net income available to common shareholders	$501			366
Effect of dilutive securities:
Stock-based awards	-	6		-	9
Net income available to common shareholders plus assumed conversions	501			366
Less: Income allocated to participating securities	5			4
Net income allocated to common shareholders plus assumed conversions	$496	757	0.65	362	805	0.45

	2016			2015
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income attributable to Bancorp	$1,175			1,056
Dividends on preferred stock	52			52
Net income available to common shareholders	1,123			1,004
Less: Income allocated to participating securities	11			10
Net income allocated to common shareholders	$1,112	761	1.46	994	803	1.24
Earnings Per Diluted Share:
Net income available to common shareholders	$1,123			1,004
Effect of dilutive securities:
Stock-based awards	-	6		-	9
Net income available to common shareholders plus assumed conversions	1,123			1,004
Less: Income allocated to participating securities	11			10
Net income allocated to common shareholders plus assumed conversions	$1,112	767	1.45	994	812	1.22

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2016 excludes 20 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2015 excludes 16 million and 15 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and nine months ended September 30, 2016 excludes the impact of the forward contract related to the August 5, 2016 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock from the repurchase date through the end of the third quarter of 2016, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2016, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and nine months ended September 30, 2015 excludes the impact of the forward contract related to the September 9, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock from the repurchase date through the end of the third quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2015, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using

September 30, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$77	804	-	881
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,188	-	15,188
Agency commercial mortgage-backed securities	-	8,950	-	8,950
Non-agency commercial mortgage-backed securities	-	2,834	-	2,834
Asset-backed securities and other debt securities	-	2,083	-	2,083
Equity securities(a)	94	1	-	95

Available-for-sale and other securities(a)	171	29,912	-	30,083
Trading securities:
U.S. Treasury and federal agencies securities	-	9	-	9
Obligations of states and political subdivisions securities	-	42	-	42
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	13	-	13
Asset-backed securities and other debt securities	-	30	-	30
Equity securities	337	-	-	337

Trading securities	337	94	-	431
Residential mortgage loans held for sale	-	954	-	954
Residential mortgage loans(b)	-	-	149	149
Derivative assets:
Interest rate contracts	-	1,227	33	1,260
Foreign exchange contracts	-	194	-	194
Equity contracts	-	-	325	325
Commodity contracts	17	94	-	111

Derivative assets(d)	17	1,515	358	1,890

Total assets	$525	32,475	507	33,507

Liabilities:
Derivative liabilities:
Interest rate contracts	$8	392	4	404
Foreign exchange contracts	-	186	-	186
Equity contracts	-	-	103	103
Commodity contracts	13	86	-	99

Derivative liabilities(e)	21	664	107	792
Short positions(e)	15	4	-	19

Total liabilities	$36	668	107	811

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $357 and $1, respectively, at September 30, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and nine months ended September 30, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$100	1,087	-	1,187
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,081	-	15,081
Agency commercial mortgage-backed securities	-	7,862	-	7,862
Non-agency commercial mortgage-backed securities	-	2,804	-	2,804
Asset-backed securities and other debt securities	-	1,355	-	1,355
Equity securities(a)	98	1	-	99

Available-for-sale and other securities(a)	198	28,242	-	28,440
Trading securities:
U.S. Treasury and federal agencies securities	-	19	-	19
Obligations of states and political subdivisions securities	-	9	-	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	6	-	6
Asset-backed securities and other debt securities	-	19	-	19
Equity securities	333	-	-	333

Trading securities	333	53	-	386
Residential mortgage loans held for sale	-	519	-	519
Residential mortgage loans(b)	-	-	167	167
Derivative assets:
Interest rate contracts	3	892	15	910
Foreign exchange contracts	-	386	-	386
Equity contracts	-	-	262	262
Commodity contracts	54	240	-	294

Derivative assets(d)	57	1,518	277	1,852

Total assets	$588	30,332	444	31,364

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	257	3	261
Foreign exchange contracts	-	340	-	340
Equity contracts	-	-	61	61
Commodity contracts	37	239	-	276

Derivative liabilities(e)	38	836	64	938
Short positions(e)	22	7	-	29

Total liabilities	$60	843	64	967

(a)	Excludes FHLB and FRB restricted stock totaling $248, $355 and $1, respectively, at December 31, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2015, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and other securities and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities include federal agencies securities, obligations of states and political subdivisions securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2016 and December 31, 2015, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

As of September 30, 2016, the warrant allows the Bancorp to purchase approximately 7.8 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and unobservable inputs, such as expected term and expected volatility.

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

The net fair value asset of the IRLCs at September 30, 2016 was $33 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $7 million and $14 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $8 million and $17 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended September 30, 2016 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$154	30	228	412
Total gains (losses) (realized/unrealized):
Included in earnings	-	42	(14)	28
Purchases	-	(1)	-	(1)
Settlements	(8)	(42)	8	(42)
Transfers into Level 3(b)	3	-	-	3

Balance, end of period	$149	29	222	400

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016(c)	$-	33	(14)	19

(a)

Net interest rate derivatives include derivative assets and liabilities of $33 and $4, respectively, as of September 30, 2016. Net equity derivatives include derivative assets and liabilities of $325 and $103, respectively, as of September 30, 2016.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended September 30, 2015 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$178	10	445	633
Total gains (realized/unrealized):
Included in earnings	1	38	122	161
Settlements	(8)	(32)	5	(35)
Transfers into Level 3(b)	2	-	-	2

Balance, end of period	$173	16	572	761

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015(c)	$1	19	122	142

(a)

Net interest rate derivatives include derivative assets and liabilities of $19 and $3, respectively, as of September 30, 2015. Net equity derivatives include derivative assets and liabilities of $630 and $58, respectively, as of September 30, 2015.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the nine months ended September 30, 2016 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$167	12	201	380
Total gains (realized/unrealized):
Included in earnings	3	127	3	133
Purchases	-	(2)	-	(2)
Settlements	(30)	(108)	18	(120)
Transfers into Level 3(b)	9	-	-	9

Balance, end of period	$149	29	222	400

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016(c)	$3	34	3	40

(a)

Net interest rate derivatives include derivative assets and liabilities of $33 and $4, respectively, as of September 30, 2016. Net equity derivatives include derivative assets and liabilities of $325 and $103, respectively, as of September 30, 2016.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the nine months ended September 30, 2015 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$108	10	366	484
Total gains (realized/unrealized):
Included in earnings	2	90	188	280
Purchases	-	(1)	-	(1)
Settlements	(23)	(83)	18	(88)
Transfers into Level 3(b)	86	-	-	86

Balance, end of period	$173	16	572	761

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015(c)	$2	20	188	210

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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Mortgage banking net revenue	$42	39	129	91
Corporate banking revenue	-	-	1	1
Other noninterest income	(14)	122	3	188
Total gains	$28	161	133	280

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2016 and 2015 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Mortgage banking net revenue	$33	20	36	21
Corporate banking revenue	-	-	1	1
Other noninterest income	(14)	122	3	188
Total gains	$19	142	40	210

The following tables present information as of September 30, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$149	Loss rate model	Interest rate risk factor Credit risk factor	(5.0) - 15.7% 0 - 80.3%	5.1% 1.2%

IRLCs, net	33	Discounted cash flow	Loan closing rates	6.5 - 94.0%	76.2%

Stock warrant associated with Vantiv Holding, LLC	325	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 12.8 20.2 - 26.6%	5.8 23.6%

Swap associated with the sale of Visa, Inc. Class B shares	(103)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$173	Loss rate model	Interest rate risk factor Credit risk factor	(8.0) - 16.3% 0 - 80.5%	4.0% 0.9%

IRLCs, net	19	Discounted cash flow	Loan closing rates	14.9 - 87.6%	61.3%

Stock warrant associated with Vantiv Holding, LLC	630	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 13.8 22.7 - 32.4%	5.9 26.7%

Swap associated with the sale of Visa, Inc. Class B shares	(58)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2016 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2016 and 2015 and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2016 and 2015, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains

As of September 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Commercial loans held for sale	$-	-	85	85	(21)	(28)
Commercial and industrial loans	-	-	321	321	(52)	(118)
Commercial mortgage loans	-	-	58	58	(1)	(2)
Commercial construction loans	-	-	-	-	-	2
Commercial leases	-	-	-	-	-	(1)
MSRs	-	-	619	619	7	(125)
OREO	-	-	46	46	(5)	(14)
Bank premises and equipment	-	-	67	67	(28)	(31)
Operating lease equipment	-	-	39	39	(4)	(9)
Private equity investments	-	-	63	63	(9)	(9)
Total	$-	-	1,298	1,298	(113)	(335)

	Fair Value Measurements Using				Total Losses	Total (Losses) Gains

As of September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Commercial loans held for sale	$-	-	14	14	-	3
Residential mortgage loans held for sale	-	-	96	96	-	(2)
Automobile loans held for sale	-	-	2	2	-	-
Credit cards held for sale	-	-	4	4	(1)	(1)
Commercial and industrial loans	-	-	290	290	(57)	(98)
Commercial mortgage loans	-	-	112	112	(19)	(36)
Commercial construction loans	-	-	9	9	(2)	(2)
Residential mortgage loans	-	-	55	55	-	(1)
MSRs	-	-	756	756	(77)	(38)
OREO	-	-	64	64	(3)	(16)
Bank premises and equipment	-	-	79	79	(1)	(102)
Operating lease equipment	-	-	53	53	(2)	(36)
Total	$-	-	1,534	1,534	(162)	(329)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$85	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%
Commercial and industrial loans	321	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	58	Appraised value	Collateral value	NM	NM
MSRs	619	Discounted cash flow	Prepayment speed	0-100%	(Fixed) 14.9% (Adjustable) 27.1%
			OAS spread (bps)	100-1,515	(Fixed) 615 (Adjustable) 724
OREO	46	Appraised value	Appraised value	NM	NM
Bank premises and equipment	67	Appraised value	Appraised value	NM	NM
Operating lease equipment	39	Appraised value	Appraised value	NM	NM
Private equity investments	63	Liquidity discount applied to fund’s net asset value	Liquidity discount	5.0-37.5%	12.6%

As of September 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 14	Discounted cash flow	Discount spread	NM	4.4%
Residential mortgage loans held for sale	96	Loss rate model	Interest rate risk factor	(7.5) - 0.1%	(1.6)%
			Credit risk factor	NM	0.1%
Automobile loans held for sale	2	Discounted cash flow	Discount spread	NM	3.1%
Credit cards held for sale	4	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	NM
Commercial and industrial loans	290	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	112	Appraised value	Collateral value	NM	NM
Commercial construction loans	9	Appraised value	Collateral value	NM	NM
Residential mortgage loans	55	Appraised value	Appraised value	NM	NM
MSRs	756	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 11.7% (Adjustable) 32.7%
			OAS spread (bps)	304-1,525	(Fixed) 706 (Adjustable) 668
OREO	64	Appraised value	Appraised value	NM	NM
Bank premises and equipment	79	Appraised value	Appraised value	NM	NM
Operating lease equipment	53	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp had fair value adjustments on $112 million and $137 million of commercial loans transferred from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during the three and nine months ended September 30, 2016, respectively. The Bancorp had fair value adjustments on an immaterial amount and $26 million of commercial loans transferred from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during the three and nine months ended September 30, 2015, respectively. These fair value adjustments totaled $21 million and $26 million during the three and nine months ended September 30, 2016, respectively. These fair value adjustments totaled an immaterial amount and $1 million during the three and nine months ended September 30, 2015, respectively. The fair value adjustments were generally based on market trades, appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial for both the three and nine months ended September 30, 2016 and were immaterial and $1 million for the three and nine months ended September 30, 2015, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains on the sale of commercial loans held for sale during both the three months ended September 30, 2016 and September 30, 2015. The Bancorp recognized $2 million in losses on the sale of commercial loans held for sale during the nine months ended September 30, 2016 compared to $5 million in gains on the sale of commercial loans held for sale during the nine months ended September 30, 2015.

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

Residential mortgage loans held for sale

During the three months ended September 30, 2015, the Bancorp did not transfer any residential mortgage loans from the portfolio to loans held for sale. During the nine months ended September 30, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had fair value adjustments during the three and nine months ended September 30, 2015, respectively, totaling an immaterial amount and $1 million. The Secondary Marketing department, which reports to the Bancorp’s Head of the Consumer Bank, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, is responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Commercial loans held for investment

During the three and nine months ended September 30, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans are classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

MSRs

Mortgage interest rates increased during the three months ended September 30, 2016 and the Bancorp recognized a recovery of temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. Mortgage interest rates decreased during the nine months ended September 30, 2016 as well as during both the three and nine months ended September 30, 2015 and the Bancorp recognized temporary impairment in all classes of the MSR portfolio and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the three and nine months ended September 30, 2016 and 2015, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $2 million and $7 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2016, respectively, and $2 million and $10 million for the three and nine months ended September 30, 2015, respectively. These losses also included $3 million and $7 million in losses for the three and nine months ended September 30, 2016, respectively, and $1 million and $6 million in losses for the three and nine months ended September 30, 2015, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During both the three and nine months ended September 30, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

In December 2013, the U.S. banking agencies issued final rules to implement section 619 of the DFA, known as the Volcker Rule, which places limitations on banking organizations’ ability to own, sponsor or have certain relationships with certain private equity funds. On July 7, 2016, the FRB announced a third extension of the conformance period, providing the industry until July 21, 2017 to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. The extension does not apply to investments in and relationships with a covered fund made after December 31, 2013. The Bancorp recognized $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during both the three and nine months ended September 30, 2016. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of a fund by using the net asset value reported by the fund manager, and in some cases, applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Chief Strategy Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for instruments held at September 30, 2016 and 2015 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $49 million and $32 million for the nine months ended September 30, 2016 and 2015, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both September 30, 2016 and December 31, 2015. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2016
Residential mortgage loans measured at fair value	$1,103	1,054	49
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
December 31, 2015
Residential mortgage loans measured at fair value	$686	669	17
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2016 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,164	2,164	-	-	2,164
Other securities	606	-	606	-	606
Held-to-maturity securities	56	-	-	56	56
Other short-term investments	2,995	2,995	-	-	2,995
Loans held for sale	106	-	-	106	106
Portfolio loans and leases:
Commercial and industrial loans	41,987	-	-	43,257	43,257
Commercial mortgage loans	6,770	-	-	6,714	6,714
Commercial construction loans	3,891	-	-	3,629	3,629
Commercial leases	3,981	-	-	3,718	3,718
Residential mortgage loans	14,398	-	-	15,282	15,282
Home equity	7,806	-	-	8,636	8,636
Automobile loans	10,307	-	-	10,037	10,037
Credit card	2,075	-	-	2,450	2,450
Other consumer loans and leases	630	-	-	642	642
Unallocated ALLL	(115)	-	-	-	-
Total portfolio loans and leases, net	$91,730	-	-	94,365	94,365
Financial liabilities:
Deposits	$101,271	-	101,309	-	101,309
Federal funds purchased	126	126	-	-	126
Other short-term borrowings	3,494	-	3,494	-	3,494
Long-term debt	16,890	16,927	720	-	17,647

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2015 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,540	2,540	-	-	2,540
Other securities	604	-	604	-	604
Held-to-maturity securities	70	-	-	70	70
Other short-term investments	2,671	2,671	-	-	2,671
Loans held for sale	384	-	-	384	384
Portfolio loans and leases:
Commercial and industrial loans	41,479	-	-	41,802	41,802
Commercial mortgage loans	6,840	-	-	6,656	6,656
Commercial construction loans	3,190	-	-	2,918	2,918
Commercial leases	3,807	-	-	3,533	3,533
Residential mortgage loans	13,449	-	-	14,061	14,061
Home equity	8,234	-	-	8,948	8,948
Automobile loans	11,453	-	-	11,170	11,170
Credit card	2,160	-	-	2,551	2,551
Other consumer loans and leases	646	-	-	643	643
Unallocated ALLL	(115)	-	-	-	-
Total portfolio loans and leases, net	$91,143	-	-	92,282	92,282
Financial liabilities:
Deposits	$103,205	-	103,219	-	103,219
Federal funds purchased	151	151	-	-	151
Other short-term borrowings	1,507	-	1,507	-	1,507
Long-term debt(a)	15,810	15,603	625	-	16,228
(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the classification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 3.

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

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three and nine months ended September 30, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and nine months ended September 30, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$456	414	63	40	(66)		-	907
Provision for (benefit from) loan and lease losses	(18)	34	12	-	52		-	80
Net interest income after provision for loan and lease losses	474	380	51	40	(118)		-	827
Total noninterest income	228(c)	163(b)	71	99	312		(33)(a)	840
Total noninterest expense	349	402	117	103	35		(33)	973
Income before income taxes	353	141	5	36	159		-	694
Applicable income tax expense	74	50	2	13	39		-	178
Net income	279	91	3	23	120		-	516
Less: Net income attributable to noncontrolling interests	-	-	-	-	-		-	-
Net income attributable to Bancorp	279	91	3	23	120		-	516
Dividends on preferred stock	-	-	-	-	15		-	15
Net income available to common shareholders	$279	91	3	23	105		-	501
Total goodwill	$613	1,655	-	148	-		-	2,416
Total assets	$59,392	54,955	22,430	8,437	(1,935	)(d)	-	143,279
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $28 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes impairment charges of $4 for operating lease equipment. For more information refer to Note 22.
(d)	Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 7.

September 30, 2015 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$413	395	62	33	(2)		-	901
Provision for (benefit from) loan and lease losses	195	37	11	-	(87)		-	156
Net interest income after provision for loan and lease losses	218	358	51	33	85		-	745
Total noninterest income	228(c)	197(b)	76	102	148		(38)(a)	713
Total noninterest expense	334	404	107	112	24		(38)	943
Income before income taxes	112	151	20	23	209		-	515
Applicable income tax expense (benefit)	(9)	53	7	9	74		-	134
Net income	121	98	13	14	135		-	381
Less: Net income attributable to noncontrolling interests	-	-	-	-	-		-	-
Net income attributable to Bancorp	121	98	13	14	135		-	381
Dividends on preferred stock	-	-	-	-	15		-	15
Net income available to common shareholders	$121	98	13	14	120		-	366
Total goodwill	$613	1,655	-	148	-		-	2,416
Total assets(e)	$59,383	52,180	22,805	8,965	(1,450	)(d)	-	141,883
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $2 for branches and land. For more information, refer to Note 7 and Note 22.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information, refer to Note 22.
(d)	Includes bank premises and equipment of $81 classified as held for sale. For more information, refer to Note 7.
(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $35 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$1,367	1,272	185	127	(239)	-	2,712
Provision for loan and lease losses	119	104	32	1	33	-	289
Net interest income after provision for loan and lease losses	1,248	1,168	153	126	(272)	-	2,423
Total noninterest income	683 (c)	566 (b)	234	302	390	(100)(a)	2,075
Total noninterest expense	1,065	1,223	358	317	79	(100)	2,942
Income before income taxes	866	511	29	111	39	-	1,556
Applicable income tax expense	151	181	11	38	4	-	385
Net income	715	330	18	73	35	-	1,171
Less: Net income attributable to noncontrolling interests	-	-	-	-	(4)	-	(4)
Net income attributable to Bancorp	715	330	18	73	39	-	1,175
Dividends on preferred stock	-	-	-	-	52	-	52
Net income (loss) available to common shareholders	$715	330	18	73	(13)	-	1,123
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$59,392	54,955	22,430	8,437	(1,935)(d)	-	143,279
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $31 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes impairment charges of $9 for operating lease equipment. For more information refer to Note 22.
(d)	Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 7.

September 30, 2015 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$1,207	1,148	187	91	3	-	2,636
Provision for loan and lease losses	271	116	33	3	(118)	-	305
Net interest income after provision for loan and lease losses	936	1,032	154	88	121	-	2,331
Total noninterest income	630 (c)	468 (b)	327	315	274	(114)(a)	1,900
Total noninterest expense	1,031	1,207	325	342	23	(114)	2,814
Income before income taxes	535	293	156	61	372	-	1,417
Applicable income tax expense	43	103	56	21	144	-	367
Net income	492	190	100	40	228	-	1,050
Less: Net income attributable to noncontrolling interests	-	-	-	-	(6)	-	(6)
Net income attributable to Bancorp	492	190	100	40	234	-	1,056
Dividends on preferred stock	-	-	-	-	52	-	52
Net income available to common shareholders	$492	190	100	40	182	-	1,004
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets(e)	$59,383	52,180	22,805	8,965	(1,450)(d)	-	141,883
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $104 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes impairment charges of $36 for operating lease equipment. For more information refer to Note 22.
(d)	Includes bank premises and equipment of $81 classified as held for sale. For more information, refer to Note 7.
(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the September 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $35 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2016 to any of the risk factors as previously disclosed in the Bancorp’s most recent annual report and subsequent periodic reports as filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for additional information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2016.

Shares Issued Under Certain Employee Benefit Plans

During the third quarter of 2016, the Bancorp determined that a number of shares of Fifth Third Bancorp common stock offered under our 401(k) Plan were previously inadvertently omitted from inclusion on the corresponding S-8 registration statements, that a number of securities granted under Fifth Third’s Employee Stock Purchase Plan (“ESPP”) and incentive compensation plans were granted without appropriate prospectus delivery, and that deferred compensation obligations owed in respect of the Fifth Third Bancorp Nonqualified Deferred Compensation Plan may have been required to be registered. As a result, the Bancorp estimates that (i) approximately 1,997,737 unregistered shares were sold through the 401(k) Plan during the twelve months ended September 30, 2016, including approximately 273,338 shares sold during the third quarter of 2016; (ii) approximately 625,367 shares were purchased through the ESPP during the twelve months ended September 30, 2016, including approximately 150,475 shares purchased during the third quarter of 2016; (iii) approximately 5,530,829 restricted shares and 6,365,069 stock appreciation rights (“SARs”) were awarded under our incentive compensation plans during the twelve months ended September 30, 2016, including approximately 36,631 and 0, respectively, awarded during the third quarter of 2016; (iv) approximately 48,230 options and 3,235,555 SARs were exercised during the twelve months ended September 30, 2016, at a weighted average option exercise price (or, in the case of SARs, mean grant date price per share) of $13.85, including approximately 5,002 options and 1,455,052 SARs exercised during the third quarter of 2016; and (v) approximately $7,986,589 in aggregate deferrals were made under the Nonqualified Deferred Compensation Plan during the twelve months ended September 30, 2016, including approximately $1,039,476 in deferrals during the third quarter of 2016.

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

3.2

Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.

4.1

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Supplemental Confirmation to Master Confirmation for accelerated share repurchase transaction dated August 2, 2016 between Fifth Third Bancorp and Wells Fargo Bank, National Association.* Master Confirmation is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015.

10.2	2017 Director Pay Program**
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

*	An application for confidential treatment for selected portions of this exhibit has been filed with the SEC.
**	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 9, 2016

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer