Form 10-K
period 2016-12-31
FIFTH THIRD BANCORP
filed 2017-02-24
CIK 35527

2016 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic or real estate market conditions, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, weaken or are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) changes in customer preferences or information technology systems; (12) effects of critical accounting policies and judgments; (13) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (14) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (15) ability to maintain favorable ratings from rating agencies; (16) failure of models or risk management systems or controls; (17) fluctuation of Fifth Third’s stock price; (18) ability to attract and retain key personnel; (19) ability to receive dividends from its subsidiaries; (20) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (21) declines in the value of Fifth Third’s goodwill or other intangible assets; (22) effects of accounting or financial results of one or more acquired entities; (23) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv Holding, LLC; (24) loss of income from any sale or potential sale of businesses (25) difficulties in separating the operations of any branches or other assets divested; (26) losses or adverse impacts on the carrying values of branches and long-lived assets in connection with their sales or anticipated sales; (27) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (28) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (29) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

MSA: Metropolitan Statistical Area

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

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PCA: Prompt Corrective Action

PMI: Private Mortgage Insurance

PSA: Performance Share Award

RSA: Restricted Stock Award

RSF: Required Stable Funding

RSU: Restricted Stock Unit

SAR: Stock Appreciation Right

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

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except for per share data)	2016	2015	2014		2013		2012

Income Statement Data
Net interest income (U.S. GAAP)	$ 3,615	3,533	3,579		3,561		3,595
Net interest income (FTE)(a)(b)	3,640	3,554	3,600		3,581		3,613
Noninterest income	2,696	3,003	2,473		3,227		2,999
Total revenue(a)	6,336	6,557	6,073		6,808		6,612
Provision for loan and lease losses	343	396	315		229		303
Noninterest expense	3,903	3,775	3,709		3,961		4,081
Net income attributable to Bancorp	1,564	1,712	1,481		1,836		1,576
Net income available to common shareholders	1,489	1,637	1,414		1,799		1,541

Common Share Data
Earnings per share - basic	$ 1.95	2.03	1.68		2.05		1.69
Earnings per share - diluted	1.93	2.01	1.66		2.02		1.66
Cash dividends declared per common share	0.53	0.52	0.51		0.47		0.36
Book value per share	19.82	18.48	17.35		15.85		15.10
Market value per share	26.97	20.10	20.38		21.03		15.20

Financial Ratios
Return on average assets	1.10%	1.22(j)	1.12	(j)	1.48	(j)	1.34(j)
Return on average common equity	9.8	11.3	10.0		13.1		11.6
Return on average tangible common equity(b)	11.6	13.5	12.2		16.0		14.3
Dividend payout ratio	27.2	25.6	30.3		22.9		21.3
Average total Bancorp shareholders’ equity as a percent of average assets	11.67	11.33(j)	11.59	(j)	11.56	(j)	11.65(j)
Tangible common equity as a percent of tangible assets(b)(i)	8.87	8.59	8.43		8.63		8.83
Net interest margin(a)(b)	2.88	2.88	3.10		3.32		3.55
Efficiency(a)(b)	61.6	57.6	61.1		58.2		61.7

Credit Quality
Net losses charged-off	$ 362	446	575		501		704
Net losses charged-off as a percent of average portfolio loans and leases	0.39%	0.48	0.64		0.58		0.85
ALLL as a percent of portfolio loans and leases	1.36	1.37	1.47		1.79		2.16
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.54	1.52	1.62		1.97		2.37
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.80	0.70	0.82		1.10		1.49

Average Balances
Loans and leases, including held for sale	$ 94,320	93,339	91,127		89,093		84,822
Total securities and other short-term investments	31,965	30,245	24,866		18,861		16,814
Total assets	142,266	140,078(j)	131,909	(j)	123,704	(j)	117,562(j)
Transaction deposits(d)	95,371	95,244	89,715		82,915		78,116
Core deposits(e)	99,381	99,295	93,477		86,675		82,422
Wholesale funding(f)	21,813	20,210(j)	19,154	(j)	17,769	(j)	16,926(j)
Bancorp shareholders’ equity	16,597	15,865	15,290		14,302		13,701

Regulatory Capital and Liquidity Ratios	Basel III Transitional(g)		Basel I(h)(k)

CET1 capital	10.39%	9.82(k)	N/A		N/A		N/A
Tier I risk-based capital	11.50	10.93(k)	10.83		10.43		10.69
Total risk-based capital	15.02	14.13(k)	14.33		14.17		14.47
Tier I leverage	9.90	9.54(k)	9.66		9.73		10.15
CET1 capital (fully phased-in)(b)	10.29	9.72(k)	N/A		N/A		N/A

Modified LCR	128	N/A	N/A		N/A		N/A

(a)	Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 was $25, $21, $21, $20 and $18, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
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
(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the Consolidated Balance Sheets for the years ended 2015, 2014, 2013 and 2012 were adjusted to reflect the reclassification of $33, $34, $28 and $52, respectively, of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

(k)

Ratios not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 1 of the Notes to Consolidated Financial Statements for further information.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2016, net interest income on an FTE basis and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Vantiv, Inc. and Vantiv Holding, LLC Transactions

On July 27, 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling an estimated $331 million. The Bancorp recognized a gain of $116 million in other noninterest income in the Consolidated Statements of Income from this settlement in 2016.

Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. If the associated call options or put options are exercised, 10% of the obligations would be settled with respect to each quarter in 2017 and 15% of the obligations would be settled with respect to each quarter in 2018. The Bancorp recognized a gain of $164 million in other noninterest income in the Consolidated Statements of Income in 2016 associated with these options. This agreement did not impact the TRA payments recognized in the fourth quarter of 2016 and is not expected to impact the TRA payment expected in the fourth quarter of 2017.

During the fourth quarter of 2016, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.7 million Class C Units, which were then exchanged for approximately 5.7 million shares of Vantiv, Inc. Class A Common Stock of which 4.8 million shares were sold in a secondary offering and 0.9 million shares were repurchased by Vantiv, Inc. The Bancorp recognized a gain of $9 million in other noninterest income in the Consolidated Statements of Income in 2016 on the exercise of the remaining warrant in Vantiv Holding, LLC.

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

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank and recorded a gain on the sale of $8 million in other noninterest income.

32  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, on April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania and recorded a gain on the sale of $11 million in other noninterest income. Both transactions were part of the Branch Consolidation and Sales Plan.

As of December 31, 2016, the Bancorp had 64 branch locations and 35 parcels of undeveloped land that had been acquired for future branch expansion that it intended to consolidate or sell. These branch locations and parcels of undeveloped land, which include unsold properties from the Branch Consolidation and Sales Plan as well as properties included in the September 13, 2016 announcement, represent $39 million, $16 million and $1 million of land and improvements, buildings and equipment, respectively, included in bank premises and equipment in the Consolidated Balance Sheets as of December 31, 2016, of which $29 million, $9 million and $1 million, respectively, were classified as held for sale. The Bancorp expects to receive approximately $72 million in annual savings from operating expenses upon completion of the Branch Consolidation and Sales Plan and the consolidation and/or sale of properties included in the September 13, 2016 announcement. Approximately $60 million of the $72 million in total estimated annual savings are attributable to branches that were closed prior to December 31, 2016. For further information, refer to Note 7 of the Notes to Consolidated Financial Statements.

On September 29, 2016, the Bancorp closed on the sale of an office complex. The sale also included all of the Bancorp’s rights, title and interest as a landlord under existing leases in the complex. Under the terms of the transaction, the Bancorp received proceeds of approximately $31 million and entered into a lease agreement whereby the Bancorp leased-back approximately 25% of the office complex. In conjunction with the transaction, which qualified as a sale-leaseback under U.S. GAAP, the Bancorp retired assets with a net book value of approximately $10 million, recognized a deferred gain of $10 million, which is being amortized as a reduction of rent expense over the 15 year lease term, and recorded a gain on the transaction of $11 million in other noninterest income.

NorthStar Strategy

In the third quarter of 2016, the Bancorp launched the NorthStar Strategy, a three-year plan designed to achieve the Bancorp’s vision to be the One Bank people most value and trust and deliver strong, consistent returns through longer term economic cycles.

The strategy is designed to impact every line of business, every employee and, most importantly, every customer. The Bancorp is focused on:

●	Building a differentiated brand and corporate reputation by improving the customer experience, increasing brand equity and delivering on the Bancorp’s $30 billion community commitment.
●	Delivering a better, more differentiated value proposition by investing in our sales and service channels and expanding on our products, solutions and expertise.
●	Generating returns on average tangible common equity (non-GAAP) of 12% to 14%, a return on average assets of 1.1% to 1.3% and an efficiency ratio below 60% by the end of 2019.
●	Achieving risk and operational excellence.

The Bancorp has implemented several initiatives to assist in achieving these goals, including the following: our partnership with GreenSky, upgrades to our mortgage and teller systems, expansion of credit card and treasury management products, focused growth in asset-based lending and our commercial verticals and acceleration of our automation and robotics initiatives.

Accelerated Share Repurchase Transactions

During the years ended December 31, 2016 and 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 23 of the Notes to Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2016 and 2015, refer to Table 2.

TABLE 2: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015
December 14, 2015	215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016	240	12,623,762	1,868,379	14,492,141	April 11, 2016
August 5, 2016	240	10,979,548	1,099,205	12,078,753	November 7, 2016
December 20, 2016	155	4,843,750	1,044,362	5,888,112	February 6, 2017

Open Market Share Repurchase Transactions

Between June 17, 2016 and June 20, 2016, the Bancorp repurchased 1,436,100 shares, or approximately $26 million, of its outstanding common stock through open market repurchase transactions.

Senior and Subordinated Notes Offerings

On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured bank notes. The bank notes consisted of $750 million of 2.30% senior fixed-rate notes due on March 15, 2019; and $750 million of 3.85% subordinated fixed-rate notes due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On June 14, 2016, the Bank issued and sold $1.3 billion of 2.25% unsecured senior fixed-rate notes due on June 14, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 27, 2016, the Bank issued and sold $1.0 billion in aggregate principal amount of unsecured senior bank notes due on September 27, 2019.

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

Legislative and Regulatory Developments

The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bank’s compliance with the CRA. This CRA examination resulted in a rating of “Needs to Improve.” The Bank believes that the “Needs to Improve” rating reflects legacy issues that have been remediated during the intervening three years. While the Bank’s CRA rating is “Needs to Improve” the Bancorp and the Bank face limitations and conditions on certain activities, including the commencement of new activities and merger with or acquisitions of other financial institutions. During the fourth quarter of 2016, the FRB began a CRA examination of the Bank. For further information, refer to the Regulation and Supervision subsection of Part I, Item 1 of the Annual Report on Form 10-K.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2016	2015	2014	2013	2012

Interest income (FTE)	$4,218	4,049	4,051	3,993	4,125
Interest expense	578	495	451	412	512

Net Interest Income (FTE)	3,640	3,554	3,600	3,581	3,613
Provision for loan and lease losses	343	396	315	229	303

Net Interest Income After Provision for Loan and Lease Losses (FTE)	3,297	3,158	3,285	3,352	3,310
Noninterest income	2,696	3,003	2,473	3,227	2,999
Noninterest expense	3,903	3,775	3,709	3,961	4,081

Income Before Income Taxes (FTE)	2,090	2,386	2,049	2,618	2,228
Fully taxable equivalent adjustment	25	21	21	20	18
Applicable income tax expense	505	659	545	772	636

Net Income	1,560	1,706	1,483	1,826	1,574
Less: Net income attributable to noncontrolling interests	(4)	(6)	2	(10)	(2)

Net Income Attributable to Bancorp	1,564	1,712	1,481	1,836	1,576
Dividends on preferred stock	75	75	67	37	35

Net Income Available to Common Shareholders	$1,489	1,637	1,414	1,799	1,541

Earnings per share - basic	$1.95	2.03	1.68	2.05	1.69
Earnings per share - diluted	$1.93	2.01	1.66	2.02	1.66

Cash dividends declared per common share	$0.53	0.52	0.51	0.47	0.36

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2016 was $1.5 billion, or $1.93 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2015 was $1.6 billion, or $2.01 per diluted share, which was net of $75 million in preferred stock dividends. Pre-provision net revenue was $2.4 billion and $2.8 billion for the years ended December 31, 2016 and 2015, respectively. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

        Net interest income on an FTE basis (non-GAAP) was $3.6 billion for both the years ended December 31, 2016 and 2015. Net interest income was positively impacted by increases in average taxable securities of $3.1 billion and average loans and leases of $981 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee to raise the target range of the federal funds rate 25 bps to 50 bps in 2015 and 25 bps to 75 bps in 2016. These positive impacts were partially offset by an increase in average long-term debt of $750 million coupled with a decrease in the net interest rate spread to 2.66% during the year ended December 31, 2016 from 2.69% during the year ended December 31, 2015. Net interest margin on an FTE basis (non-GAAP) was 2.88% for the both years ended December 31, 2016 and 2015, respectively.

        Noninterest income decreased $307 million from the year ended December 31, 2015 primarily due to decreases in other noninterest income and mortgage banking net revenue partially offset by an increase in corporate banking revenue. Other noninterest income decreased $291 million from the year ended December 31, 2015. The decrease included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015. The Bancorp recognized positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million and $236 million for the years ended December 31, 2016 and 2015, respectively. In addition to valuation adjustments, during the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC compared with a gain of $9 million on the sale of the remaining warrant in Vantiv Holding, LLC during 2016. These decreases were partially offset by an increase in income from the TRAs associated with Vantiv, Inc. of $233 million during the year ended December 31, 2016 compared to the same period in the prior year and a decrease in net losses on disposition and impairment of bank premises and equipment of $88 million during the year ended December 31, 2016 compared with the same period in the prior year. Mortgage banking net revenue decreased $63 million from the year ended December 31, 2015 primarily due to a decrease in net mortgage servicing revenue, partially offset by an increase in origination fees and gains on loan sales. Corporate banking revenue increased $48 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by increases in syndication fees and lease remarketing fees, partially offset by decreases in letter of credit fees and foreign exchange fees.

34 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $128 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in personnel costs, technology and communications expense and other noninterest expense partially offset by decreases in net occupancy expense and card and processing expense. Personnel costs increased $103 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by an increase in base compensation, variable compensation, and higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Technology and communications expense increased $10 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance and other growth initiatives. Other noninterest expense increased $64 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in FDIC insurance and other taxes, impairment on affordable housing investments, the provision for the reserve for unfunded commitments, losses and adjustments and operating lease expense. These increases were partially offset by decreases in travel expense, professional service fees and loan and lease expense. Card and processing expense decreased $21 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the impact of renegotiated service contracts.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $343 million and $396 million for the years ended December 31, 2016 and 2015, respectively. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.39% during the year ended December 31, 2016 compared to 0.48% during the year ended December 31, 2015. At December 31, 2016, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.80% compared to 0.70% at December 31, 2015. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of December 31, 2016, as calculated under the Basel III transition provisions, the CET1 capital ratio was 10.39%, the Tier I risk-based capital ratio was 11.50%, the Total risk-based capital ratio was 15.02% and the Tier I leverage ratio was 9.90%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, net interest margin and the efficiency ratio to U.S. GAAP:

TABLE 4: NON-GAAP FINANCIAL MEASURES - NET INTEREST INCOME ON AN FTE BASIS, NET INTEREST MARGIN AND EFFICIENCY RATIO

For the years ended December 31 ($ in millions)	2016	2015

Net interest income (U.S. GAAP)	$3,615	3,533
Add: FTE adjustment	25	21

Net interest income on an FTE basis (1)	$3,640	3,554

Noninterest income (2)	$2,696	3,003
Noninterest expense (3)	3,903	3,775
Average interest-earning assets (4)	126,285	123,584

Ratios:
Net interest margin (1) / (4)	2.88%	2.88
Efficiency ratio (3) / (1) + (2)	61.6	57.6

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 5: NON-GAAP FINANCIAL MEASURE - INCOME BEFORE INCOME TAXES ON AN FTE BASIS

For the years ended December 31 ($ in millions)	2016	2015

Income before income taxes (U.S. GAAP)	$2,065	2,365
Add: FTE adjustment	25	21

Income before income taxes on an FTE basis	$2,090	2,386

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 6: NON-GAAP FINANCIAL MEASURE - PRE-PROVISION NET REVENUE

For the years ended December 31 ($ in millions)	2016	2015

Net interest income (U.S. GAAP)	$3,615	3,533
Add: Noninterest income	2,696	3,003
Less: Noninterest expense	(3,903)	(3,775)

Pre-provision net revenue	$2,408	2,761

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

36  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 7: NON-GAAP FINANCIAL MEASURE - RETURN ON AVERAGE TANGIBLE COMMON EQUITY

For the years ended December 31 ($ in millions)	2016	2015

Net income available to common shareholders (U.S. GAAP)	$1,489	1,637
Add: Intangible amortization, net of tax	1	2

Tangible net income available to common shareholders (1)	$1,490	1,639

Average Bancorp shareholders’ equity (U.S. GAAP)	$16,597	15,865
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(10)	(14)

Average tangible common equity (2)	$12,840	12,104

Return on average tangible common equity (1) / (2)	11.6%	13.5

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

37  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 8: NON-GAAP FINANCIAL MEASURES - CAPITAL RATIOS

As of December 31 ($ in millions)	2016	2015

Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,205	15,839
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(10)	(13)

Tangible common equity, including unrealized gains / losses (1)	12,448	12,079
Less: AOCI	(59)	(197)

Tangible common equity, excluding unrealized gains / losses (2)	12,389	11,882
Add: Preferred stock	1,331	1,331

Tangible equity (3)	$13,720	13,213

Total Assets (U.S. GAAP)	$142,177	141,048	(e)
Less: Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(10)	(13)
AOCI, before tax	(91)	(303)

Tangible assets, excluding unrealized gains / losses (4)	$139,660	138,316

Common shares outstanding (shares in millions) (5)	750	785

Ratios:
Tangible equity as a percentage of tangible assets (3) / (4)	9.82%	9.55
Tangible common equity as a percentage of tangible assets (2) / (4)	8.87	8.59

Tangible book value per share (1) / (5)	$16.60	15.39

Basel III Final Rule - Transition to Fully Phased-In

CET1 capital (transitional)	$12,426	11,917
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(4)	(8)

CET1 capital (fully phased-in) (6)	12,422	11,909

Risk-weighted assets (transitional)(b)	119,632	121,290	(d)
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	1,115	1,178

Risk-weighted assets (fully phased-in) (7)	$120,747	122,468	(d)

CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)	10.29%	9.72	(d)

(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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
(d)

Balances not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 1 of the Notes to Consolidated Financial Statements for further information.

(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

38  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2016 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2016.

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

The Bancorp’s methodology for determining the ALLL requires significant management judgement and is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans.

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

Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from migration analyses for several portfolio stratifications, which track the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories.

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

The Bancorp also considers qualitative factors in determining the ALLL. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends when determining the collateral value qualitative factor.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the U.S. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers. Refer to the Allowance for Credit Losses subsection of the Risk Management section of MD&A for a discussion on the Bancorp’s ALLL sensitivity analysis.

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

Income Taxes

The income tax laws of the jurisdictions in which the Bancorp operates are complex and may be subject to different interpretations. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information. The Bancorp maintains tax accruals consistent with its evaluation of these items.

Changes in the estimate of tax accruals occur periodically due to changes in tax rates, interpretation of tax laws and regulations, and other guidance issued by tax authorities and the status of examinations conducted by tax authorities, as well as the expiration of statutes of limitations. These changes may significantly impact the Bancorp’s tax accruals, deferred taxes and income tax expense and may significantly impact the operating results of the Bancorp.

Deferred taxes are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is calculated based on the difference between the book and tax bases of the assets and liabilities using enacted tax rates and laws. Significant management judgment is required to determine the realizability of deferred tax assets. Deferred tax assets are recognized when management believes that it is more likely than not that the deferred tax assets will be realized. Where management has determined that it is not more likely than not that certain deferred tax assets will be realized, a valuation allowance is maintained. For additional information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

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

TABLE 9: FAIR VALUE SUMMARY

As of ($ in millions)	December 31, 2016		December 31, 2015
	Balance	Level 3	Balance	Level 3

Assets carried at fair value	$32,872	156	31,364	444
As a percent of total assets	23%	-	22	-

Liabilities carried at fair value	$687	96	967	64
As a percent of total liabilities	1%	-	1	-

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp would be required to perform the first step (Step 1) of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Tables 10 and 11 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2016, 2015 and 2014, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for both the years ended December 31, 2016 and 2015. Net interest income was positively impacted by increases in average taxable securities of $3.1 billion and average loans and leases of $981 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee to raise the target range of the federal funds rate 25 bps to 50 bps in December 2015 and 25 bps to 75 bps in December 2016. These positive impacts were partially offset by an increase in average long-term debt of $750 million coupled with a decrease in the net interest rate spread to 2.66% during the year ended December 31, 2016 from 2.69% during the year ended December 31, 2015. The decrease in the net interest rate spread was driven by a 9 bps increase on rates paid on average interest-bearing liabilities partially offset by a 6 bps increase in yields on average interest-earning assets.

Net interest margin on an FTE basis (non-GAAP) was 2.88% for both the years ended December 31, 2016 and 2015. Net interest margin was positively impacted by an increase in average free funding balances partially offset by the aforementioned decrease in net interest rate spread coupled with an increase of $2.7 billion in average interest-earning assets. The increase in average free funding balances was driven by increases in average demand deposits and average shareholders’ equity of $698 million and $727 million, respectively, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $86 million compared to the year ended December 31, 2015 due to an increase in average loans and leases coupled with an increase in yields on average loans and leases. Average loans and leases increased $981 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 and was primarily driven by increases in average residential mortgage loans, average commercial construction loans and average commercial and industrial loans partially offset by decreases in average automobile loans and average home equity. Yields on average loans and leases increased 5 bps during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of increases in yields on average commercial construction loans, average commercial and industrial loans and average home equity loans partially offset by a decrease in yields on average credit cards which included the impact of a $16 million reduction in interest income related to refunds to be offered to certain bankcard customers. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $83 million compared to the year ended December 31, 2015. The increase was primarily the result of the previously mentioned increase in average taxable securities, partially offset by a decrease of $14 million in dividends on FRB stock, due to the amended provisions of the Federal Reserve Act governing dividend payments to FRB stockholders.

Interest expense on core deposits increased $15 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to increases in the cost of average interest-bearing core deposits to 26 bps for the year ended December 31, 2016 compared to 24 bps for the year ended December 31, 2015. The increase in the cost of average interest-bearing core deposits was primarily due to an increase in the cost of average interest checking and money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $68 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase of 26 bps in the rates paid on average long-term debt coupled with the aforementioned increase in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 26% and 24% of average interest-bearing liabilities during the years ended December 31, 2016 and 2015, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

42  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 10: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME ON AN FTE BASIS

For the years ended December 31	2016			2015				2014

			Average				Average				Average
	Average	Revenue/	Yield/	Average		Revenue/	Yield/	Average		Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance		Cost	Rate	Balance		Cost	Rate

Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$43,184	1,413	3.27%	$42,594		1,334	3.13%	$41,178		1,346	3.27%
Commercial mortgage loans	6,899	229	3.32	7,121		227	3.19	7,745		260	3.36
Commercial construction loans	3,648	125	3.42	2,717		86	3.17	1,492		51	3.44
Commercial leases	3,916	105	2.69	3,796		106	2.78	3,585		108	3.01

Total commercial loans and leases	57,647	1,872	3.25	56,228		1,753	3.12	54,000		1,765	3.27

Residential mortgage loans	15,101	535	3.54	13,798		509	3.69	13,344		518	3.88
Home equity	7,998	302	3.78	8,592		312	3.63	9,059		336	3.71
Automobile loans	10,708	290	2.71	11,847		315	2.66	12,068		334	2.77
Credit card	2,205	214	9.69	2,303		237	10.27	2,271		227	9.98
Other consumer loans and leases	661	44	6.56	571		45	8.00	385		138	35.99

Total consumer loans and leases	36,673	1,385	3.78	37,111		1,418	3.82	37,127		1,553	4.18

Total loans and leases	$94,320	3,257	3.45%	$93,339		3,171	3.40%	$91,127		3,318	3.64%
Securities:
Taxable	30,019	950	3.16	26,932		867	3.22	21,770		722	3.32
Exempt from income taxes(a)	80	3	4.51	55		3	5.23	53		3	4.94
Other short-term investments	1,866	8	0.44	3,258		8	0.25	3,043		8	0.26

Total interest-earning assets	$126,285	4,218	3.34%	$123,584		4,049	3.28%	$115,993		4,051	3.49%
Cash and due from banks	2,303			2,608				2,892
Other assets	14,963			15,179	(c)			14,505	(c)
Allowance for loan and lease losses	(1,285)			(1,293)				(1,481)

Total assets	$142,266			$140,078	(c)			$131,909	(c)

Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$25,143	58	0.23%	$26,160		50	0.19%	$25,382		56	0.22%
Savings deposits	14,346	7	0.05	14,951		9	0.06	16,080		16	0.10
Money market deposits	19,523	53	0.27	18,152		44	0.24	14,670		51	0.35
Foreign office deposits	497	1	0.16	817		1	0.16	1,828		5	0.29
Other time deposits	4,010	49	1.24	4,051		49	1.20	3,762		40	1.06

Total interest-bearing core deposits	63,519	168	0.26	64,131		153	0.24	61,722		168	0.27
Certificates $100,000 and over	2,735	36	1.30	2,869		33	1.16	3,929		34	0.85
Other deposits	333	1	0.41	57		-	0.16	-		-	0.02
Federal funds purchased	506	2	0.39	920		1	0.13	458		-	0.09
Other short-term borrowings	2,845	10	0.36	1,721		2	0.12	1,873		2	0.10
Long-term debt	15,394	361	2.35	14,644	(c)	306	2.09	12,894	(c)	247	1.91

Total interest-bearing liabilities	$85,332	578	0.68%	$84,342	(c)	495	0.59%	$80,876	(c)	451	0.56%
Demand deposits	35,862			35,164				31,755
Other liabilities	4,445			4,672				3,950

Total liabilities	$125,639			$124,178	(c)			$116,581	(c)
Total equity	$16,627			$15,900				$15,328

Total liabilities and equity	$142,266			$140,078	(c)			$131,909	(c)

Net interest income (FTE)(b)		$3,640				$3,554				$3,600
Net interest margin (FTE)(b)			2.88%				2.88%				3.10%
Net interest rate spread (FTE)(b)			2.66				2.69				2.94
Interest-bearing liabilities to interest-earning assets			67.57				68.25 (c)				69.73(c)

(a)	The FTE adjustments included in the above table were $25 for the year ended December 31, 2016 and $21 for both the years ended December 31, 2015 and 2014.
(b)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 and 2014 Consolidated Balance Sheets were adjusted to reflect the reclassification of $33 and $34, respectively, of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

43  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 11: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)

For the years ended December 31	2016 Compared to 2015			2015 Compared to 2014

($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$19	60	79	45	(57)	(12)
Commercial mortgage loans	(7)	9	2	(21)	(12)	(33)
Commercial construction loans	32	7	39	39	(4)	35
Commercial leases	3	(4)	(1)	6	(8)	(2)

Total commercial loans and leases	47	72	119	69	(81)	(12)

Residential mortgage loans	47	(21)	26	17	(26)	(9)
Home equity	(22)	12	(10)	(17)	(7)	(24)
Automobile loans	(31)	6	(25)	(5)	(14)	(19)
Credit card	(10)	(13)	(23)	3	7	10
Other consumer loans and leases	8	(9)	(1)	47	(140)	(93)

Total consumer loans and leases	(8)	(25)	(33)	45	(180)	(135)

Total loans and leases	$39	47	86	114	(261)	(147)
Securities:
Taxable	98	(15)	83	167	(22)	145
Other short-term investments	(4)	4	-	-	-	-

Total change in interest income	$133	36	169	281	(283)	(2)

Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$(3)	11	8	2	(8)	(6)
Savings deposits	-	(2)	(2)	(1)	(6)	(7)
Money market deposits	4	5	9	10	(17)	(7)
Foreign office deposits	-	-	-	(2)	(2)	(4)
Other time deposits	(1)	1	-	3	6	9

Total interest-bearing core deposits	-	15	15	12	(27)	(15)
Certificates $100,000 and over	(1)	4	3	(11)	10	(1)
Other deposits	1	-	1	-	-	-
Federal funds purchased	-	1	1	1	-	1
Other short-term borrowings	2	6	8	-	-	-
Long-term debt	15	40	55	35	24	59

Total change in interest expense	$17	66	83	37	7	44

Total change in net interest income	$116	(30)	86	244	(290)	(46)

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of MD&A. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $343 million for the year ended December 31, 2016 compared to $396 million for the same period in the prior year. The decrease in provision expense for the year ended December 31, 2016 compared to the prior year was primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. The ALLL declined $19 million from December 31, 2015 to $1.3 billion at December 31, 2016. At December 31, 2016, the ALLL as a percent of portfolio loans and leases decreased to 1.36%, compared to 1.37% at December 31, 2015.

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

44  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income decreased $307 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following table presents the components of noninterest income:

TABLE 12: COMPONENTS OF NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

Service charges on deposits	$558	563	560	549	522
Corporate banking revenue	432	384	430	400	413
Wealth and asset management revenue	404	418	407	393	374
Card and processing revenue	319	302	295	272	253
Mortgage banking net revenue	285	348	310	700	845
Other noninterest income	688	979	450	879	574
Securities gains, net	10	9	21	21	15
Securities gains, net - non-qualifying hedges on mortgage service rights	-	-	-	13	3

Total noninterest income	$2,696	3,003	2,473	3,227	2,999

Service charges on deposits

Service charges on deposits decreased $5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due primarily to a $10 million decrease in consumer deposit fees driven by a decrease in consumer checking fees, partially offset by a $5 million increase in commercial deposit fees driven by new customer acquisition.

Corporate banking revenue

Corporate banking revenue increased $48 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase from the prior year was primarily driven by increases in syndication fees and lease remarketing fees. The increase was partially offset by decreases in letter of credit fees and foreign exchange fees. Syndication fees increased $32 million compared to the year ended December 31, 2015 as a result of increased activity in the market and gains in specialized business segments. Lease remarketing fees increased $30 million for the year ended December 31, 2016 from the prior year and included the impact of $16 million in gains on certain leveraged lease terminations. Additionally, the increase included the impact of impairment charges of $20 million related to certain operating lease equipment that were recognized during the year ended December 31, 2016 compared to $36 million recognized during the year ended December 31, 2015. Letter of credit fees decreased $10 million for the year ended December 31, 2016 compared to the prior year primarily driven by a decrease in outstanding VRDNs. Foreign exchange fees decreased $8 million during the year ended December 31, 2016 compared to the prior year primarily driven by lower volume coupled with lower currency volatility.

Wealth and asset management revenue

Wealth and asset management revenue (formerly investment advisory revenue) decreased $14 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease from the prior year was primarily due to a decrease of $16 million in securities and brokerage fees driven by lower transactional fees partially offset by an increase in managed account fee-based business. The decrease was partially offset by a $2 million increase in private client service fees and institutional fees for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Bancorp’s Trust, Brokerage and Insurance businesses had approximately $315 billion and $297 billion in total assets under care as of December 31, 2016 and 2015, respectively, and managed $31 billion and $29 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2016 and 2015, respectively.

Card and processing revenue

Card and processing revenue increased $17 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by an increase in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue decreased $63 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The following table presents the components of mortgage banking net revenue:

TABLE 13: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2016	2015	2014

Origination fees and gains on loan sales	$186	171	153
Net mortgage servicing revenue:
Gross mortgage servicing fees	199	222	246
MSR amortization	(131)	(139)	(119)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	31	94	30

Net mortgage servicing revenue	99	177	157

Mortgage banking net revenue	$285	348	310

Origination fees and gains on loan sales increased $15 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by an increase in saleable residential mortgage loan originations. Residential mortgage loan originations increased to $10.0 billion for the year ended December 31, 2016 from $8.3 billion for the year ended December 31, 2015.

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

45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net mortgage servicing revenue decreased $78 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven primarily by a decrease of $63 million in net valuation adjustments, as well as a decrease in gross mortgage servicing fees of $23 million. The decrease was partially offset by a decrease in MSR amortization of $8 million for the year ended December 31, 2016 compared to the prior year.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

TABLE 14: COMPONENTS OF NET VALUATION ADJUSTMENTS ON MSRs

($ in millions)	2016	2015	2014

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$24	90	95
Recovery of (provision for) MSR impairment	7	4	(65)

Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$31	94	30

Mortgage rates increased during the year ended December 31, 2016 which caused modeled prepayment speeds to decrease, leading to a recovery of temporary impairment on the servicing rights during the year. Mortgage rates increased during the year ended December 31, 2015 which caused the modeled prepayment speeds to decrease, which led to a recovery of temporary impairment on the servicing rights during the year.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp may acquire various securities as a component of its non-qualifying hedging strategy. The Bancorp did not hold or sell securities related to the non-qualifying hedging strategy during the years ended December 31, 2016 and 2015.

The Bancorp’s total residential loans serviced at December 31, 2016 and 2015 were $69.3 billion and $73.4 billion, respectively, with $53.6 billion and $59.0 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 15: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2016	2015	2014

Income from the TRA associated with Vantiv, Inc.	$313	80	23
Operating lease income	102	89	84
Equity method income from interest in Vantiv Holding, LLC	66	63	48
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	64	236	31
BOLI income	53	48	44
Cardholder fees	46	43	45
Consumer loan and lease fees	23	23	25
Banking center income	20	21	30
Gain on sale of certain retail branch operations	19	-	-
Private equity investment income	11	28	27
Insurance income	11	14	13
Net gains on loan sales	10	38	-
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC.	9	89	-
Gain on sale of Vantiv, Inc. shares	-	331	125
Loss on swap associated with the sale of Visa, Inc. Class B shares	(56)	(37)	(38)
Net losses on disposition and impairment of bank premises and equipment	(13)	(101)	(19)
Other, net	10	14	12

Total other noninterest income	$688	979	450

Other noninterest income decreased $291 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015, decreases in positive valuation adjustments on the warrant associated with Vantiv Holding, LLC, a decrease in the gain on the sale and exercise of the warrant associated with Vantiv Holding, LLC, decreases in net gains on loan sales and private equity investment income, as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares. These decreases were partially offset by increases in the income from the

TRA associated with Vantiv, Inc. and a decrease in the net losses on disposition and impairment of bank premises and equipment as well as gains on sales of certain retail branch operations and an increase in operating lease income.

        The Bancorp recognized positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million and $236 million for the years ended December 31, 2016 and 2015, respectively. The fair value of the stock warrant was calculated using the Black-Scholes option-pricing model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs).

46  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The positive valuation adjustments for years ended December 31, 2016 and 2015 were primarily due to increases of 24% and 40%, respectively, in Vantiv, Inc.’s share price from December 31, 2015 to November 22, 2016 and from December 31, 2014 to December 31, 2015, respectively. In addition to valuation adjustments, during the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC. During the fourth quarter of 2016, the Bancorp recognized a gain of $9 million on the exercise of the remaining warrant in Vantiv Holding, LLC. For additional information on the valuation of the warrant, refer to Note 27 of the Notes to Consolidated Financial Statements.

Net gains on loan sales decreased $28 million for the year ended December 31, 2016 compared to the same period in the prior year as the prior period included the impact of a $37 million gain on the sale of residential mortgage loans classified as TDRs during the first quarter of 2015 which was partially offset by the $11 million gain on the sale of the agent bankcard loan portfolio during the second quarter of 2016.

Private equity investment income decreased $17 million for the year ended December 31, 2016, compared to same period in the prior year primarily driven by the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. Refer to Note 27 of the Notes to Consolidated Financial Statements for further information.

During the year ended December 31, 2016, the Bancorp recognized $56 million of negative valuation adjustments related to the Visa total return swap compared to $37 million during same period in the prior year. The adjustments for the year ended December 31, 2016 were primarily attributable to the decision of the U.S. Court of Appeals for the Second Circuit to vacate and reverse the district court’s approval of the settlement of an interchange antitrust class action litigation matter on June 30, 2016. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and the related litigation matters, refer to Note 17, Note 18 and Note 27 of the Notes to Consolidated Financial Statements.

Income from the TRAs associated with Vantiv, Inc. increased $233 million during the year ended December 31, 2016 compared to the same period in the prior year. This increase was primarily driven by a $280 million gain recognized in the third quarter of 2016 from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. During the fourth quarter of 2015, the Bancorp recognized a $49 million gain from the payment from Vantiv, Inc. to terminate a portion of the TRA. Additionally, the Bancorp recognized a gain of $33 million associated with the annual TRA payment during the fourth quarter of 2016 compared to a $31 million gain during the same period in the prior year.

Net losses on disposition and impairment of bank premises and equipment decreased $88 million during the year ended December 31, 2016 compared with the same period in the prior year. This decrease was driven by impairment charges of $32 million during the year ended December 31, 2016 compared to impairment charges of $109 million recognized during the year ended December 31, 2015. The impairment charges for the year ended December 31, 2016 were partially offset by a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016. For further information, refer to Note 7 of the Notes to Consolidated Financial Statements.

Gains on sales of certain retail branch operations of $19 million for the year ended December 31, 2016 included an $11 million gain on the sale of the Bancorp’s retail operations in the Pittsburgh MSA to First National Bank of Pennsylvania during the second quarter of 2016 and an $8 million gain on the sale of the Bancorp’s retail operations in the St. Louis MSA to Great Southern Bank during the first quarter of 2016.

Operating lease income increased $13 million primarily as a result of an increase in syndication and participation origination activity.

Noninterest Expense

Noninterest expense increased $128 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications and other noninterest expense partially offset by decreases in net occupancy expense and card and processing expense. The following table presents the components of noninterest expense:

TABLE 16: COMPONENTS OF NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

Salaries, wages and incentives	$1,612	1,525	1,449	1,581	1,607
Employee benefits	339	323	334	357	371
Net occupancy expense	299	321	313	307	302
Technology and communications	234	224	212	204	196
Card and processing expense	132	153	141	134	121
Equipment expense	118	124	121	114	110
Other noninterest expense	1,169	1,105	1,139	1,264	1,374

Total noninterest expense	$3,903	3,775	3,709	3,961	4,081

Efficiency ratio on an FTE basis(a)	61.6%	57.6	61.1	58.2	61.7

(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $103 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by an increase in base compensation, primarily due to personnel additions in risk and compliance and information technology, and increased variable compensation, as well as higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Full-time equivalent employees totaled 17,844 at December 31, 2016 compared to 18,261 at December 31, 2015.

        Technology and communications expense increased $10 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance and other growth initiatives.

Net occupancy expense decreased $22 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

47  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Card and processing expense decreased $21 million for the year ended December 31, 2016 compared to the year ended December 31,

2015 primarily due to the impact of renegotiated service contracts.

The following table presents the components of other noninterest expense:

TABLE 17: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2016	2015	2014

Impairment on affordable housing investments	$168	145	135
FDIC insurance and other taxes	126	99	89
Loan and lease	110	118	119
Marketing	104	110	98
Operating lease	86	74	67
Losses and adjustments	73	55	188
Professional service fees	61	70	72
Data processing	51	45	41
Postal and courier	46	45	47
Travel	45	54	52
Recruitment and education	37	33	28
Provision for (benefit from) the reserve for unfunded commitments	23	4	(27)
Donations	23	29	18
Insurance	15	17	16
Supplies	14	16	15
Other, net	187	191	181

Total other noninterest expense	$1,169	1,105	1,139

Other noninterest expense increased $64 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in FDIC insurance and other taxes, impairment on affordable housing investments, the provision for the reserve for unfunded commitments, losses and adjustments and operating lease expense partially offset by decreases in travel expense, professional service fees and loan and lease expense.

FDIC insurance and other taxes increased $27 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the implementation of the FDIC surcharge in the third quarter of 2016 as well as an increase in the FDIC insurance assessment base and a favorable settlement of a tax liability related to prior years during the first quarter of 2015. Impairment on affordable housing investments increased $23 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to incremental losses resulting from previous growth in the portfolio. For further information, refer to Note 11 of the Notes to Consolidated Financial Statements. The provision for the reserve for unfunded commitments increased $19 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in estimated loss rates related to unfunded commitments. Losses and adjustments increased $18 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the impact of favorable legal settlements for the year ended December 31, 2015 partially offset by a decrease in legal settlements and reserve expense for the year ended December 31, 2016. Operating lease expense increased $12 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in the volume of leases. Travel expense and professional service fees both decreased $9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to overall expense control. Loan and lease expense decreased $8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to lower loan closing and appraisal costs driven by a decline in automobile loan originations.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio on an FTE basis was 61.6% for the year ended December 31, 2016 compared to 57.6% for the year ended December 31, 2015. The efficiency ratio on an FTE basis is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

        The effective tax rates for the years ended December 31, 2016 and 2015 were primarily impacted by $182 million and $178 million, respectively, in tax credits and $56 million and $39 million of tax benefits from tax exempt income in 2016 and 2015, respectively.

The decrease in the effective tax rate from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily related to a decrease in income before taxes, the increase in tax exempt income, and a change in the estimated deductibility of a prior expense.

        During 2016, the Bancorp adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, effective as of January 1, 2016. Consistent with existing U.S. GAAP and ASU 2016-09, the Bancorp establishes a deferred tax asset and recognizes a corresponding deferred tax benefit for stock-based awards granted to its employees and directors based on enacted tax rates and the expense recorded for financial reporting purposes. The actual tax deduction for these stock-based awards is determined when the stock-based awards are settled or expired and the tax deductions will typically be greater than or less than the expense previously recognized for financial reporting.

48  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Among other requirements, ASU 2016-09 requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. Prior to the adoption of ASU 2016-09, the tax consequences for the difference between the expense recognized for financial reporting and the actual tax deduction for stock-based awards was recognized either through additional paid-in-capital when the Bancorp accumulated “excess tax benefits” from stock based awards or through income tax expense when the Bancorp depleted its accumulated “excess tax benefits” from stock-based awards.

The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. As of December 31, 2016, the Bancorp does not believe it will be necessary to recognize a material impact to tax expense over the next twelve months related to the settlement of stock-based awards. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 18: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

Income before income taxes	$2,065	2,365	2,028	2,598	2,210
Applicable income tax expense	505	659	545	772	636
Effective tax rate	24.4%	27.8	26.9	29.7	28.8

49  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management (formerly Investment Advisors). Additional information on each business segment is included in Note 30 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change. In the second quarter of 2016, the Investment Advisors segment name was changed to Wealth and Asset Management to better reflect the services provided by the business segment.

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioural assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing business segments was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2016.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the years ended December 31, 2015 and 2014 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the years ended December 31, 2015 and 2014 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 19: NET INCOME (LOSS) BY BUSINESS SEGMENT

For the years ended December 31 ($ in millions)	2016	2015	2014

Income Statement Data
Commercial Banking	$995	718	884
Branch Banking	431	297	350
Consumer Lending	20	111	(69)
Wealth and Asset Management	93	58	58
General Corporate and Other	21	522	260

Net income	1,560	1,706	1,483
Less: Net income attributable to noncontrolling interests	(4)	(6)	2

Net income attributable to Bancorp	1,564	1,712	1,481
Dividends on preferred stock	75	75	67

Net income available to common shareholders	$1,489	1,637	1,414

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 20: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2016	2015	2014

Income Statement Data
Net interest income (FTE)(a)	$1,839	1,646	1,648
Provision for loan and lease losses	76	298	141
Noninterest income:
Corporate banking revenue	430	378	429
Service charges on deposits	292	284	280
Other noninterest income	185	191	171
Noninterest expense:
Personnel costs	296	303	304
Other noninterest expense	1,130	1,066	977

Income before income taxes (FTE)	1,244	832	1,106
Applicable income tax expense(a)(b)	249	114	222

Net income	$995	718	884

Average Balance Sheet Data
Commercial loans and leases, including held for sale	$54,597	53,010	50,718
Demand deposits	20,735	20,677	18,381
Interest checking deposits	8,582	9,069	7,995
Savings and money market deposits	6,686	6,652	5,792
Other time deposits and certificates $100,000 and over	1,046	1,230	1,399
Foreign office deposits	496	813	1,817

(a)	Includes FTE adjustments of $25 for the year ended December 31, 2016 and $21 for both the years ended December 31, 2015 and 2014.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Comparison of the year ended 2016 with 2015

Net income was $995 million for the year ended December 31, 2016 compared to net income of $718 million for the year ended December 31, 2015. The increase in net income was driven by increases in net interest income and noninterest income and a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense.

Net interest income on an FTE basis increased $193 million from the year ended December 31, 2015 primarily driven by an increase in FTP credit rates on core deposits and an increase in average commercial loan and lease balances as well as an increase in their yields of 17 bps for the year ended December 31, 2016 compared to the prior year. These increases in net interest income for the year ended December 31, 2016 were partially offset by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses decreased $222 million from the year ended December 31, 2015. The decrease was primarily due to a decrease in criticized commercial loans during the year ended December 31, 2016 as well as a $102 million charge-off during the third quarter of 2015 associated with the restructuring of a student loan backed commercial credit originated in 2007. Net charge-offs as a percent of average portfolio loans and leases decreased to 33 bps for the year ended December 31, 2016 compared to 45 bps for the year ended December 31, 2015.

Noninterest income increased $54 million from the year ended December 31, 2015 primarily driven by an increase in corporate banking revenue of $52 million driven by increases in lease remarketing fees and syndication fees partially offset by decreases in letter of credit fees and foreign exchange fees.

Noninterest expense increased $57 million from the year ended December 31, 2015 primarily as a result of an increase in other noninterest expense. The increase in other noninterest expense was primarily driven by increases in corporate overhead allocations, impairment on affordable housing investments and operating lease expense partially offset by a decrease in loan and lease expense.

Average commercial loans increased $1.6 billion from the year ended December 31, 2015 primarily due to increases in average commercial and industrial loans, average commercial construction loans and average commercial leases partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $657 million from the year ended December 31, 2015 primarily as a result of an increase in new origination activity resulting from an increase in demand and line utilization in the first half of the year. Average commercial construction loans increased $926 million from the year ended December 31, 2015 primarily as a result of increased demand and draw levels continuing to outpace attrition. Average commercial leases increased $121 million from the year ended December 31, 2015 primarily as a result of an increase in syndication and participation origination activity. Average commercial mortgage loans decreased $117 million from the year ended December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits decreased $717 million from the year ended December 31, 2015. The decrease was primarily driven by decreases in average interest checking deposits and average foreign deposits which decreased $487 million and $317 million, respectively, from the year ended December 31, 2015.

51  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the year ended 2015 with 2014

Net income was $718 million for the year ended December 31, 2015 compared to net income of $884 million for the year ended December 31, 2014. The decrease in net income was the result of increases in the provision for loan and leases losses and noninterest expense coupled with a decrease in noninterest income.

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

Provision for loan and lease losses increased $157 million from the year ended December 31, 2014 primarily due to an increase in criticized commercial loans. The increase also included a $102 million charge-off during the third quarter of 2015 associated with the restructuring of a student loan backed commercial credit originated in 2007. The year ended December 31, 2014 included net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs as a percent of average portfolio loans and leases decreased to 45 bps for the year ended December 31, 2015 compared to 46 bps for the year ended December 31, 2014.

Noninterest income decreased $27 million from the year ended December 31, 2014 due primarily to a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $51 million from the year ended December 31, 2015 primarily driven by decreases in syndication fees and lease remarketing fees. The decrease in syndication fees was the result of decreased activity in the market and the Bancorp’s reduced leveraged loan appetite. The decrease in lease remarketing fees included the impact of impairment charges of $36 million related to certain operating lease equipment that was recognized during the year ended December 31, 2015. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional information. The decrease in corporate banking revenue for the year ended December 31, 2015 was partially offset by higher institutional sales revenue. Other noninterest income increased $20 million from the year ended December 31, 2015 primarily driven by increases in gains on loan sales.

Noninterest expense increased $88 million from the year ended December 31, 2014 driven by an increase in other noninterest expense. The increase in other noninterest expense was primarily driven by increases in corporate overhead allocations, operating lease expense and impairment on affordable housing investments.

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

Average core deposits increased $3.2 billion from the year ended December 31, 2014. The increase was the result of growth in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $2.3 billion, $1.1 billion and $860 million, respectively, from the year ended December 31, 2014. The increase was partially offset by a decrease in average foreign deposits of $1.0 billion from the year ended December 31, 2014.

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

52  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains selected financial data for the Branch Banking segment:

TABLE 21: BRANCH BANKING

For the years ended December 31 ($ in millions)	2016	2015	2014

Income Statement Data
Net interest income	$1,669	1,555	1,573
Provision for loan and lease losses	138	151	171
Noninterest income:
Service charges on deposits	265	277	278
Card and processing revenue	253	236	227
Wealth and asset management revenue	140	157	152
Other noninterest income	97	(18)	69
Noninterest expense:
Personnel costs	520	524	539
Net occupancy and equipment expense	234	248	246
Card and processing expense	128	145	133
Other noninterest expense	739	681	669

Income before income taxes	665	458	541
Applicable income tax expense	234	161	191

Net income	$431	297	350

Average Balance Sheet Data
Consumer loans, including held for sale	$13,572	14,374	14,978
Commercial loans, including held for sale	1,870	2,021	2,175
Demand deposits	13,332	12,715	11,781
Interest checking deposits	9,659	9,128	9,071
Savings and money market deposits	25,974	25,342	24,065
Other time deposits and certificates $100,000 and over	5,205	5,161	4,690

Comparison of the year ended 2016 with 2015

Net income was $431 million for the year ended December 31, 2016 compared to net income of $297 million for the year ended December 31, 2015. The increase was driven by increases in net interest income and noninterest income as well as a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense.

Net interest income increased $114 million from the year ended December 31, 2015 primarily driven by an increase in the benefits from FTP credits on core deposits partially offset by a decrease in interest income on residential mortgage loans, home equity loans, credit card loans and other consumer loans driven by a decline in average balances. Additionally, net interest income was negatively impacted by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses decreased $13 million from the year ended December 31, 2015 primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 91 bps for the year ended December 31, 2016 compared to 96 bps for the year ended December 31, 2015.

Noninterest income increased $103 million from the year ended December 31, 2015. The increase for the year ended December 31, 2016 was driven by an increase in other noninterest income of $115 million primarily due to impairment charges on bank premises and equipment of $32 million recognized during the year ended December 31, 2016 compared to $109 million recognized during the year ended December 31, 2015. Additionally, the increase in other noninterest income for the year ended December 31, 2016 included a gain of $19 million on the sale of certain retail branch operations in the St. Louis and Pittsburgh MSAs in the first and second quarters of 2016, respectively, as well as a gain of $11 million on the sale of the agent bankcard loan portfolio during the second quarter of 2016.

Noninterest expense increased $23 million from the year ended December 31, 2015 primarily driven by an increase in other noninterest expense partially offset by decreases in card and processing expense and net occupancy and equipment expense.

Other noninterest expense increased $58 million from the year ended December 31, 2015 primarily driven by an increase in corporate overhead allocations. Card and processing expense decreased $17 million from the year ended December 31, 2015 primarily due to the impact of renegotiated service contracts. Net occupancy and equipment expense decreased $14 million from the year ended December 31, 2015 primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

Average consumer loans decreased $802 million from the year ended December 31, 2015 primarily driven by a decrease in average home equity loans and average residential mortgage loans of $488 million and $262 million, respectively, as payoffs exceeded new loan production. Average commercial loans decreased $151 million from the year ended December 31, 2015 primarily due to a decrease in average commercial mortgage loans and average commercial and industrial loans of $100 million and $46 million, respectively, as payoffs exceeded new loan production.

Average core deposits increased $1.7 billion from the year ended December 31, 2015 primarily driven by growth in average savings and money market deposits of $632 million, growth in average demand deposits of $617 million and growth in average interest checking deposits of $531 million. The growth in average savings and money market deposits, average demand deposits and average interest checking deposits was driven by an increase in average balances per customer account and acquisition of new customers.

Comparison of the year ended 2015 with 2014

Net income was $297 million for the year ended December 31, 2015 compared to net income of $350 million for the year ended December 31, 2014. The decrease was driven by decreases in noninterest income and net interest income as well as an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

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

Provision for loan and lease losses decreased $20 million from the year ended December 31, 2014 primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 96 bps for the year ended December 31, 2015 compared to 106 bps for the year ended December 31, 2014.

Noninterest income decreased $74 million from the year ended December 31, 2014. The decrease was primarily driven by decreases in other noninterest income partially offset by increases in card and processing revenue and wealth and asset management revenue. Other noninterest income decreased $87 million from the year ended December 31, 2014 primarily driven by impairment charges on bank premises and equipment of $109 million for the year ended December 31, 2015 compared to $20 million for the year ended December 31, 2014. Card and processing revenue increased $9 million from the year ended December 31, 2014 primarily due to an increase in the number of actively used cards and an increase in customer spend volume. Wealth and asset management revenue increased $5 million from the year ended December 31, 2014 primarily due to an increase of $3 million in recurring securities brokerage fees driven by higher sales volume and an increase of $2 million in private client service fees due to an increase in personal asset management fees.

Noninterest expense increased $11 million from the year ended December 31, 2014 primarily driven by increases in other noninterest expense and card and processing expense partially offset by a decrease in personnel costs. Other noninterest expense increased $12 million from the year ended December 31, 2014 due to higher operational losses and an increase in corporate overhead allocations. Card and processing expense increased $12 million from the year ended December 31, 2014 driven by increased fraud prevention related expenses. Personnel costs decreased $15 million from the year ended December 31, 2014 driven by a decrease in employee benefits expense due to changes in the Bancorp’s employee benefit plan implemented in 2015 as well as a decrease in base compensation due to a decline in the number of full-time equivalent employees.

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

Average core deposits increased $2.6 billion from the year ended December 31, 2014 primarily driven by growth in average savings and money market deposits of $1.3 billion and growth in average demand deposits of $934 million. The growth in average savings and money market deposits was driven by a promotional product offering and the growth in average demand deposits was driven by an increase in average account balances.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 22: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2016	2015	2014

Income Statement Data
Net interest income	$248	249	258
Provision for loan and lease losses	44	44	156
Noninterest income:
Mortgage banking net revenue	277	341	305
Other noninterest income	26	66	45
Noninterest expense:
Personnel costs	195	185	181
Other noninterest expense	280	255	377

Income (loss) before income taxes	32	172	(106)
Applicable income tax expense (benefit)	12	61	(37)

Net income (loss)	$20	111	(69)

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$10,530	9,251	8,866
Home equity	356	424	496
Automobile loans	10,172	11,341	11,517
Other consumer loans and leases, including held for sale	-	11	19

Comparison of the year ended 2016 with 2015

Net income was $20 million for the year ended December 31, 2016 compared to net income of $111 million for the year ended December 31, 2015. The decrease was driven by a decrease in noninterest income and an increase in noninterest expense.

        Net interest income decreased $1 million from the year ended December 31, 2015 primarily driven by an increase in FTP charges on loans and leases partially offset by an increase in FTP credit rates on demand deposits. Net interest income was also impacted by an increase in average residential mortgage loan balances partially offset by a decline in average automobile loan balances.

54  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan and lease losses was flat from the year ended December 31, 2015. Net charge-offs as a percent of average portfolio loans and leases was 22 bps for both the years ended December 31, 2016 and 2015.

Noninterest income decreased $104 million from the year ended December 31, 2015 driven by decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $64 million from the year ended December 31, 2015 primarily driven by a $79 million decrease in net mortgage servicing revenue partially offset by a $15 million increase in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income decreased $40 million from the year ended December 31, 2015 primarily due to a $37 million gain on the sale of residential mortgage loans held for sale classified as TDRs in the first quarter of 2015.

Noninterest expense increased $35 million from the year ended December 31, 2015 driven by increases in other noninterest expense and personnel costs. Other noninterest expense increased $25 million from the year ended December 31, 2015 primarily driven by increases in operational losses and corporate overhead allocations. Personnel costs increased $10 million from the year ended December 31, 2015 primarily driven by increases in base compensation and variable compensation.

Average consumer loans and leases increased $31 million from the year ended December 31, 2015. Average residential mortgage loans, including held for sale, increased $1.3 billion from the year ended December 31, 2015 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $1.2 billion from the year ended December 31, 2015 as payoffs exceeded new loan production.

Comparison of the year ended 2015 with 2014

Net income was $111 million for the year ended December 31, 2015 compared to a net loss of $69 million for the year ended December 31, 2014. The increase was driven by decreases in noninterest expense and the provision for loan and lease losses as well as an increase in noninterest income partially offset by a decrease in net interest income.

Net interest income decreased $9 million from the year ended December 31, 2014 primarily driven by lower yields on average residential mortgage loans and average automobile loans and a decline in average home equity loans partially offset by decreases in FTP charge rates on loans and leases.

The provision for loan and lease losses decreased $112 million from the year ended December 31, 2014 as the prior year included an $87 million charge-off related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014. The decrease was also due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 22 bps for the year ended December 31, 2015 compared to 77 bps for the year ended December 31, 2014.

Noninterest income increased $57 million from the year ended December 31, 2014 as a result of increases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue increased $36 million from the year ended December 31, 2014 driven by a $16 million increase in mortgage origination fees and gains on loan sales and a $20 million increase in net mortgage servicing revenue. Other noninterest income increased $21 million from the year ended December 31, 2014 primarily driven by a $37 million gain on the sale of residential mortgage loans held for sale classified as TDRs in the first quarter of 2015. This increase was partially offset by a decrease in retail service fees.

Noninterest expense decreased $118 million from the year ended December 31, 2014 driven by a decrease in other noninterest expense of $122 million. The decrease in other noninterest expense was primarily due to decreased legal expenses and operational losses partially offset by an increase in corporate overhead allocations.

Average consumer loans and leases increased $129 million from the year ended December 31, 2014. Average residential mortgage loans increased $385 million from the year ended December 31, 2014 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average automobile loans and average home equity loans decreased $176 million and $72 million, respectively, from the year ended December 31, 2014 as payoffs exceeded new loan production.

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

55  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 23: WEALTH AND ASSET MANAGEMENT

For the years ended December 31 ($ in millions)	2016	2015	2014

Income Statement Data
Net interest income	$168	128	121
Provision for loan and lease losses	1	3	1
Noninterest income:
Wealth and asset management revenue	391	406	397
Other noninterest income	8	12	13
Noninterest expense:
Personnel costs	168	170	162
Other noninterest expense	254	285	281

Income before income taxes	144	88	87
Applicable income tax expense	51	30	29

Net income	$93	58	58

Average Balance Sheet Data
Loans and leases, including held for sale	$3,135	2,805	2,270
Core deposits	8,554	9,357	9,535

Comparison of the year ended 2016 with 2015

Net income was $93 million for the year ended December 31, 2016 compared to net income of $58 million for the year ended December 31, 2015. The increase in net income was primarily driven by an increase in net interest income as well as a decrease in noninterest expense partially offset by a decrease in noninterest income.

Net interest income increased $40 million from the year ended December 31, 2015 primarily due to an increase in FTP credit rates on core deposits and an increase in interest income on loans and leases driven by an increase in average balances on average residential mortgage loans and average other consumer loans and leases as well as higher yields on average commercial and industrial loans and average other consumer loans and leases. This increase was partially offset by an increase in FTP charges on loans and leases driven by an increase in average balances.

Provision for loan and leases losses decreased $2 million from the year ended December 31, 2015.

Noninterest income decreased $19 million from the year ended December 31, 2015 primarily due to a $15 million decrease in wealth and asset management revenue driven by a $15 million decrease in securities and brokerage fees as a result of lower transactional fees partially offset by an increase in managed account fee-based business.

Noninterest expense decreased $33 million from the year ended December 31, 2015 primarily driven by a $31 million decrease in other noninterest expense primarily due to a decrease in corporate overhead allocations partially offset by an increase in operational losses.

Average loans and leases increased $330 million from the year ended December 31, 2015 primarily due to increases in average residential mortgage loans and average other consumer loans driven by increases in new loan origination activity.

Average core deposits decreased $803 million from the year ended December 31, 2015 primarily due to a decline in average interest checking balances partially offset by an increase in average savings and money market deposits.

Comparison of the year ended 2015 with 2014

Net income was $58 million for both the years ended December 31, 2015 and 2014.

Net interest income increased $7 million from the year ended December 31, 2014 primarily due to increases in interest income on loans and leases and FTP credits on demand deposits both due to increases in average balances as well as an increase in FTP credits on interest checking deposits due to an increase in FTP credit rates. These increases were partially offset by increases in FTP charges on loans and leases driven by increases in average balances.

Provision for loan and leases losses increased $2 million from the year ended December 31, 2015.

Noninterest income increased $8 million from the year ended December 31, 2014 primarily due to a $9 million increase in wealth and asset management revenue driven by increases in recurring securities brokerage fees and private client service fees.

Noninterest expense increased $12 million from the year ended December 31, 2014 primarily due to an increase in personnel costs due to higher incentive compensation and base compensation.

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

Comparison of the year ended 2016 with 2015

Net interest income decreased $260 million from the year ended December 31, 2015 primarily driven by an increase in FTP credits on deposits allocated to business segments primarily due to an increase in FTP credit rates as well as an increase in interest expense on long-term debt. This decrease in net interest income was partially offset by an increase in interest income on taxable securities and an increase in the benefit related to the FTP charges on loans and leases. The provision for loan and leases losses was $84 million for the year ended December 31, 2016 compared to a benefit of $100 million for the year ended December 31, 2015 primarily due to decreases in the allocation of provision expense to the business segments.

56  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income decreased $359 million from December 31, 2015. The decrease included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares and a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC, both of which were recognized in the fourth quarter of 2015. In 2016, the Bancorp recognized a gain of $9 million on the exercise of the remaining warrant with Vantiv Holding, LLC. The decrease was also due to the negative valuation adjustment related to the Visa total return swap of $56 million for the year ended December 31, 2016 compared with $37 million for the prior year. In addition, the positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $64 million for the year ended December 31, 2016 compared to the positive valuation adjustments of $236 million during the year ended December 31, 2015. The decrease in noninterest income was partially offset by a $280 million gain recognized during the third quarter of 2016 from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options compared with a $49 million gain recognized by the Bancorp in 2015 for the payment from Vantiv, Inc. to terminate a portion of the Vantiv, Inc. TRA. Noninterest income for the year ended December 31, 2016 also included a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016 and a gain of $33 million associated with the annual TRA payment during the fourth quarter of 2016 compared to a $31 million gain during the prior year. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $3 million from December 31, 2015.

Noninterest expense was $90 million and $62 million for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to increases in personnel costs and the provision for the reserve for unfunded commitments partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

Comparison of the year ended 2015 with 2014

Net interest income decreased $24 million from the year ended December 31, 2014 primarily due to increases in FTP credits on deposits allocated to business segments driven by increases in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases partially offset by an increase in interest income on taxable securities. The provision for loan and leases losses was a benefit of $100 million for the year ended December 31, 2015 compared to a benefit of $154 million for the year ended December 31, 2014 due to decreases in the allocation of provision expense to the business segments and reductions in the ALLL.

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

Noninterest expense for the year ended December 31, 2015 was an expense of $62 million compared to a benefit of $14 million for the year ended December 31, 2014. The increase was primarily due to an increase in personnel costs and an increase in the provision for the reserve for unfunded commitments as well as increases in FDIC insurance and other taxes, donations expense, technology and communications expense and marketing expense. The increase was partially offset by decreased litigation and regulatory activity and increased corporate overhead allocations from General Corporate and Other to the other business segments.

57  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2016 fourth quarter net income available to common shareholders was $372 million, or $0.49 per diluted share, compared to net income available to common shareholders of $501 million, or $0.65 per diluted share, for the third quarter of 2016 and net income available to common shareholders of $634 million, or $0.79 per diluted share, for the fourth quarter of 2015.

Net interest income on an FTE basis was $909 million during the fourth quarter of 2016 and decreased $4 million from the third quarter of 2016 and increased $5 million from the fourth quarter of 2015. The decrease from the third quarter of 2016 was primarily driven by the impact of refunds to be offered to certain bankcard customers during the fourth quarter of 2016, partially offset by increased short-term market rates and higher investment securities balances. The increase in net interest income in comparison to the fourth quarter of 2015 was driven by higher investment securities balances and increased short-term market rates, partially offset by the aforementioned bankcard refunds.

Fourth quarter 2016 noninterest income of $620 million decreased $220 million compared to the third quarter of 2016 and decreased $484 million compared to the fourth quarter of 2015. The decrease from the third quarter of 2016 was primarily due to a decrease in other noninterest income and corporate banking revenue. The year-over-year decrease was primarily the result of decreases in other noninterest income and mortgage banking net revenue.

Service charges on deposits of $141 million decreased $2 million from the previous quarter and decreased $3 million compared to the fourth quarter of 2015. The decrease from the third quarter of 2016 was primarily due to a decreases in commercial service charges and retail service charges. The decrease from the fourth quarter of 2015 was driven by a decrease in retail service charges due to lower consumer checking fees.

Corporate banking revenue of $101 million decreased $10 million compared to the previous quarter and decreased $3 million from the fourth quarter of 2015. The decrease compared to the third quarter was driven by decreases in institutional sales revenue and lease remarketing fees, partially offset by an increase in foreign exchange fees. The year-over-year decrease was driven by lower lease remarketing fees and letter of credit fees, partially offset by higher foreign exchange fees and institutional sales revenue.

        Mortgage banking net revenue was $65 million in the fourth quarter of 2016 compared to $66 million in the third quarter of 2016 and $74 million in the fourth quarter of 2015. The decrease in mortgage banking net revenue compared to the third quarter of 2016 was driven by lower production gains, partially offset by positive valuation adjustments. The decrease from the prior year was due to lower margins during the fourth quarter of 2016. Fourth quarter 2016 originations were $2.7 billion, compared with $2.9 billion in the previous quarter and $1.8 billion in the fourth quarter of 2015. Fourth quarter 2016 originations resulted in gains of $30 million on mortgages sold, compared with gains of $61 million during the previous quarter and $37 million during the fourth quarter of 2015. Gross mortgage servicing fees were $48 million in the fourth quarter of 2016, $49 million in the third quarter of 2016 and $53 million in the fourth quarter of 2015. Mortgage banking net revenue is also affected by net servicing asset valuation adjustments, which include MSR amortization and MSR valuation adjustments, including mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. MSR amortization was $35 million during both the fourth and third quarters of 2016, compared to $29 million during the fourth quarter of 2015. Net servicing asset valuation adjustments were positive $23 million and negative $9 million in the fourth and third quarters of 2016, respectively, and positive $13 million in the fourth quarter of 2015.

Wealth and asset management revenue of $100 million decreased $1 million from the previous quarter and decreased $2 million from the fourth quarter of 2015. The decline from the third quarter of 2016 was due to a decrease in private client service fees. The year-over-year decrease was due to a decrease in securities and brokerage fees.

Card and processing revenue of $79 million was flat compared to the third quarter of 2016 and increased $2 million compared to the fourth quarter of 2015. The increase from the prior year was driven by an increase in the number of actively used cards and an increase in customer spend volume.

Other noninterest income of $137 million decreased $199 million compared to the third quarter of 2016 and decreased $465 million from the fourth quarter of 2015. Fourth quarter of 2016 results included a gain of $9 million on the exercise of the remaining warrant in Vantiv Holding, LLC and a $33 million gain pursuant to Fifth Third’s TRA with Vantiv, Inc. Third quarter of 2016 results included a $280 million gain from the termination and settlement of certain gross cash flows from the existing Vantiv, Inc. TRA and the expected obligation to terminate and settle certain remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options and a gain of $11 million on the sale-leaseback of an office complex, partially offset by $28 million in losses on disposition and impairment of bank premises and equipment and the recognition of $9 million of OTTI on certain private equity investments. Fourth quarter 2015 results included a $331 million gain on the sale of Vantiv, Inc. shares, an $89 million gain on both the sale and exercise of a portion of the warrant associated with Vantiv, Holding, LLC, a $49 million gain from a payment received from Vantiv, Inc. to terminate a portion of the TRA and a $31 million gain pursuant to Fifth Third’s TRA with Vantiv, Inc. Fourth quarter of 2015 also included a positive warrant valuation adjustment of $21 million compared to a negative warrant valuation adjustment of $2 million during the third quarter of 2016. Quarterly results also included valuation adjustments on the Visa total return swap which was a benefit of $6 million in the fourth quarter of 2016 and a charge of $12 million and $10 million in the third quarter of 2016 and the fourth quarter of 2015, respectively.

The net losses on investment securities were $3 million in the fourth quarter of 2016 compared to net gains of $4 million in the third quarter of 2016 and $1 million in the fourth quarter of 2015.

Noninterest expense of $960 million decreased $13 million from the previous quarter and decreased $3 million from the fourth quarter of 2015. The decrease in noninterest expense compared to the third quarter of 2016 was driven by lower technology and communications expense and seasonally lower marketing expense. The decrease in noninterest expense from the fourth quarter of 2015 was primarily due to lower card and processing expense due to the impact of renegotiated service contracts and lower net occupancy expense due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations, partially offset by higher personnel costs.

        The ALLL as a percentage of portfolio loans and leases was 1.36% as of December 31, 2016, compared to 1.37% as of both September 30, 2016 and December 31, 2015. The provision for loan and lease losses was $54 million in the fourth quarter of 2016 compared to $80 million in the third quarter of 2016 and $91 million in the fourth quarter of 2015. Net charge-offs were $73 million in the fourth quarter of 2016, or 31 bps of average portfolio loans and leases on an annualized basis, compared with net charge-offs of $107 million in the third quarter of 2016 and $80 million in the fourth quarter of 2015.

58 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 24: QUARTERLY INFORMATION (unaudited)

	2016				2015

For the three months ended ($ in millions, except per share data)	12/31	9/30(b)	6/30(b)	3/31(b)	12/31	9/30	6/30	3/31

Net interest income(a)(b)	$ 909	913	908	909	904	906	892	852
Provision for loan and lease losses	54	80	91	119	91	156	79	69
Noninterest income	620	840	599	637	1,104	713	556	630
Noninterest expense	960	973	983	986	963	943	947	923
Net income attributable to Bancorp	395	516	328	326	657	381	315	361
Net income available to common shareholders	372	501	305	311	634	366	292	346
Earnings per share, basic	0.49	0.66	0.40	0.40	0.80	0.46	0.36	0.42
Earnings per share, diluted	0.49	0.65	0.39	0.40	0.79	0.45	0.36	0.42

(a)	Amounts presented on an FTE basis. The FTE adjustment was $6 and $5 for each period presented during the years ended December 31, 2016 and 2015, respectively.
(b)

Net tax deficiencies of $1 million, $5 million and $0 were reclassified from capital surplus to applicable income tax expense at March 31, 2016, June 30, 2016 and September 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

COMPARISON OF THE YEAR ENDED 2015 WITH 2014

The Bancorp’s net income available to common shareholders for the year ended December 31, 2015 was $1.6 billion, or $2.01 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2014 was $1.4 billion, or $1.66 per diluted share, which was net of $67 million in preferred stock dividends. The provision for loan and lease losses increased to $396 million during the year ended December 31, 2015 compared to $315 million during the year ended December 31, 2014 as the result of the restructuring of a student loan backed commercial credit originated in 2007, a broadening global economic slowdown, stress on capital markets and the prolonged softness in commodity prices. Net charge-offs as a percent of average portfolio loans and leases decreased to 0.48% during 2014 compared to 0.64% during the year ended December 31, 2014.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for both of the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, net interest income was negatively impacted by a decrease in the net interest rate spread, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and an increase in average long-term debt of $1.8 billion compared to the year ended December 31, 2014. These negative impacts were partially offset by increases in average taxable securities and average loans and leases of $5.2 billion and $2.2 billion, respectively for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Noninterest income increased $530 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increases in other noninterest income and mortgage banking net revenue, partially offset by a decrease in corporate banking revenue. Other noninterest income increased $529 million compared to the year ended December 31, 2014. The increase included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015, compared to a gain of $125 million during the second quarter of 2014. Other noninterest income also increased for the year ended December 31, 2015 compared to 2014 due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $236 million during 2015 compared to positive valuation adjustments of $31 million during 2014. During the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC. Additionally, the Bancorp recognized a gain of $49 million from the payment from Vantiv, Inc. to terminate a portion of the TRA and also recognized a gain of $31 million associated with the annual TRA payment during the fourth quarter of 2015. The Bancorp recognized a gain of $23 million associated with the TRA during the fourth quarter of 2014. Mortgage banking net revenue increased $38 million for the year ended December 31, 2015 compared to 2014 primarily due to increases in net mortgage servicing revenue and origination fees and gains on loan sales. Corporate banking revenue decreased $46 million compared to the year ended December 31, 2014 primarily driven by decreases in syndication fees and lease remarketing fees.

Noninterest expense increased $66 million during the year ended December 31, 2015 compared to 2014 primarily due to increases in total personnel costs, technology and communications expense and card and processing expense partially offset by a decrease in other noninterest expense. Personnel costs increased $65 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by higher executive retirement and severance costs as well as an increase in base compensation and an increase in incentive compensation, primarily in the mortgage business. Technology and communications expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance, and other growth initiatives. Card and processing expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased fraud prevention related expenses. Other noninterest expense decreased $34 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in losses and adjustments partially offset by increases in the provision for the reserve for unfunded commitments, marketing expense, donations expense, impairment on affordable housing investments, FDIC insurance and other taxes and operating lease expense.

59  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon their primary purpose and consumer loans and leases based upon product or collateral. Table 25 summarizes end of period loans and leases, including loans held for sale and Table 26 summarizes average total loans and leases, including loans held for sale.

TABLE 25: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING LOANS HELD FOR SALE)

As of December 31 ($ in millions)	2016	2015	2014	2013	2012

Commercial loans and leases:
Commercial and industrial loans	$41,736	42,151	40,801	39,347	36,077
Commercial mortgage loans	6,904	6,991	7,410	8,069	9,116
Commercial construction loans	3,903	3,214	2,071	1,041	707
Commercial leases	3,974	3,854	3,721	3,626	3,549

Total commercial loans and leases	56,517	56,210	54,003	52,083	49,449

Consumer loans and leases:
Residential mortgage loans	15,737	14,424	13,582	13,570	14,873
Home equity	7,695	8,336	8,886	9,246	10,018
Automobile loans	9,983	11,497	12,037	11,984	11,972
Credit card	2,237	2,360	2,401	2,294	2,097
Other consumer loans and leases	680	658	436	381	312

Total consumer loans and leases	36,332	37,275	37,342	37,475	39,272

Total loans and leases	$92,849	93,485	91,345	89,558	88,721

Total portfolio loans and leases (excluding loans held for sale)	$92,098	92,582	90,084	88,614	85,782

Loans and leases, including loans held for sale, decreased $636 million, or 1%, from December 31, 2015. The decrease from December 31, 2015 was the result of a $943 million, or 3%, decrease in consumer loans and leases, partially offset by a $307 million, or 1%, increase in commercial loans and leases.

Consumer loans and leases decreased from December 31, 2015 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $1.5 billion, or 13%, from December 31, 2015 and home equity decreased $641 million, or 8%, from December 31, 2015 as payoffs exceeded new loan production. Credit card decreased $123 million, or 5%, from December 31, 2015 primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016 and a decrease in the average balance per active customer. Residential mortgage loans increased $1.3 billion, or 9%, from December 31, 2015 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2016.

Commercial loans and leases increased from December 31, 2015 primarily due to increases in commercial construction loans and commercial leases, partially offset by decreases in commercial and industrial loans and commercial mortgage loans. Commercial construction loans increased $689 million, or 21%, from December 31, 2015 primarily as a result of increased demand and draw levels continuing to outpace attrition. Commercial leases increased $120 million, or 3%, from December 31, 2015 primarily as a result of an increase in syndication and participation origination activity. Commercial and industrial loans decreased $415 million, or 1%, from December 31, 2015 primarily as a result of a decline in new origination activity due to increased competition and an increase in attrition from deliberate credit exits in the second half of the year. Commercial mortgage loans decreased $87 million, or 1%, from December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

TABLE 26: COMPONENTS OF TOTAL AVERAGE LOANS AND LEASES (INCLUDING LOANS HELD FOR SALE)

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

Commercial loans and leases:
Commercial and industrial loans	$43,184	42,594	41,178	37,770	32,911
Commercial mortgage loans	6,899	7,121	7,745	8,481	9,686
Commercial construction loans	3,648	2,717	1,492	793	835
Commercial leases	3,916	3,796	3,585	3,565	3,502

Total average commercial loans and leases	57,647	56,228	54,000	50,609	46,934

Consumer loans and leases:
Residential mortgage loans	15,101	13,798	13,344	14,428	13,370
Home equity	7,998	8,592	9,059	9,554	10,369
Automobile loans	10,708	11,847	12,068	12,021	11,849
Credit card	2,205	2,303	2,271	2,121	1,960
Other consumer loans and leases	661	571	385	360	340

Total average consumer loans and leases	36,673	37,111	37,127	38,484	37,888

Total average loans and leases	$94,320	93,339	91,127	89,093	84,822

Total average portfolio loans and leases (excluding loans held for sale)	$93,426	92,423	90,485	86,950	82,733

Average loans and leases, including loans held for sale, increased $981 million, or 1%, from December 31, 2015 as a result of a $1.4 billion, or 3%, increase in average commercial loans and leases, partially offset by a $438 million, or 1%, decrease in average consumer loans and leases.

60  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average commercial loans and leases increased from December 31, 2015 primarily due to increases in average commercial construction loans, average commercial and industrial loans and average commercial leases, partially offset by a decrease in average commercial mortgage loans. Average commercial construction loans increased $931 million, or 34%, from December 31, 2015 primarily as a result of increased demand and draw levels continuing to outpace attrition. Average commercial and industrial loans increased $590 million, or 1%, from December 31, 2015 primarily as a result of an increase in new origination activity resulting from an increase in demand and line utilization in the first half of the year. Average commercial leases increased $120 million, or 3%, from December 31, 2015 primarily as a result of an increase in syndication and participation origination activity. Average commercial mortgage loans decreased $222 million, or 3%, from December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from December 31, 2015 primarily due to decreases in average automobile loans, average home equity and average credit card, partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $1.1 billion, or 10%, from December 31, 2015 and average home equity decreased $594 million, or 7%, from December 31, 2015 as payoffs exceeded new loan production. Average credit card decreased $98 million, or 4%, primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016 and a decrease in average balance per active customer. Average residential mortgage loans increased $1.3 billion, or 9%, from December 31, 2015 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $31.6 billion and $29.5 billion at December 31, 2016 and December 31, 2015, respectively. The taxable investment securities portfolio had an effective duration of 4.9 years at December 31, 2016 compared to 5.1 years at December 31, 2015.

Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2016, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both December 31, 2016 and 2015. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

The following table provides a summary of OTTI by security type for the years ended December 31:

TABLE 27: COMPONENTS OF OTTI BY SECURITY TYPE

($ in millions)	2016	2015	2014

Available-for-sale and other debt securities	$(15)	(5)	(24)
Available-for-sale equity securities	(1)	-	-

Total OTTI(a)	$(16)	(5)	(24)

(a)	Included in securities gains, net, in the Consolidated Statements of Income.

61  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the end of period components of investment securities:

TABLE 28: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2016	2015	2014	2013	2012

Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$547	1,155	1,545	1,549	1,771
Obligations of states and political subdivisions securities	44	50	185	187	203
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,525	14,811	11,968	12,294	8,403
Agency commercial mortgage-backed securities	9,029	7,795	4,465	-	-
Non-agency commercial mortgage-backed securities	3,076	2,801	1,489	1,368	1,089
Asset-backed securities and other debt securities	2,106	1,363	1,324	2,146	2,072
Equity securities(b)	697	703	701	865	1,033

Total available-for-sale and other securities	$31,024	28,678	21,677	18,409	14,571

Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$24	68	186	207	282
Asset-backed securities and other debt securities	2	2	1	1	2

Total held-to-maturity securities	$26	70	187	208	284

Trading securities (fair value):
U.S. Treasury and federal agencies securities	$23	19	14	5	7
Obligations of states and political subdivisions securities	39	9	8	13	17
Agency residential mortgage-backed securities	8	6	9	3	7
Asset-backed securities and other debt securities	15	19	13	7	15
Equity securities	325	333	316	315	161

Total trading securities	$410	386	360	343	207

(a)	Includes interest-only mortgage-backed securities recorded at fair value with fair value changes recorded in securities gains, net in the Consolidated Statements of Income.
(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $2.3 billion, or 8%, from December 31, 2015 primarily due to increases in agency residential and agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in U.S. Treasury and federal agencies securities.

On an amortized cost basis, available-for-sale and other securities were 24% and 23% of total interest-earning assets at December 31, 2016 and December 31, 2015, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 6.7 years at December 31, 2016 compared to 6.4 years at December 31, 2015. In addition, at both December 31, 2016 and 2015 the available-for-sale and other securities portfolio had a weighted-average yield of 3.19%.

Information presented in Table 29 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $159 million at December 31, 2016 compared to $366 million at December 31, 2015. The decrease from December 31, 2015 was primarily due to an increase in interest rates during the year ended December 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 29: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2016 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield

U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$75	76	0.2	4.39%
Average life 1 – 5 years	177	177	4.6	1.82
Average life 5 – 10 years	295	296	5.3	2.11

Total	$547	549	4.4	2.33%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.4	5.76
Average life 1 – 5 years	9	9	1.4	0.10
Average life 5 – 10 years	35	36	6.3	3.93

Total	$44	45	5.2	3.15%
Agency residential mortgage-backed securities:
Average life of 1 year or less	45	46	0.8	3.93
Average life 1 – 5 years	4,485	4,549	4.1	3.10
Average life 5 – 10 years	10,282	10,301	6.8	3.36
Average life greater than 10 years	713	712	11.5	3.19

Total	$15,525	15,608	6.2	3.28%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	17	17	0.7	3.08
Average life 1 – 5 years	2,104	2,089	3.5	2.89
Average life 5 – 10 years	6,432	6,482	7.5	3.21
Average life greater than 10 years	476	467	11.0	2.97

Total	$9,029	9,055	6.8	3.12%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	121	122	0.6	2.27
Average life 1 – 5 years	239	245	3.3	3.35
Average life 5 – 10 years	2,716	2,745	7.6	3.26

Total	$3,076	3,112	7.0	3.23%
Asset-backed securities and other debt securities:
Average life of 1 year or less	88	89	0.5	3.51
Average life 1 – 5 years	525	529	2.8	3.34
Average life 5 – 10 years	309	311	8.1	2.57
Average life greater than 10 years	1,184	1,187	15.4	2.70

Total	$2,106	2,116	10.6	2.87%
Equity securities	697	698

Total available-for-sale and other securities	$31,024	31,183	6.7	3.19%

(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.01%, 2.14% and 1.68% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s average asset funding base for both of the years ended December 31, 2016 and 2015.

The following table presents the end of period components of deposits:

TABLE 30: COMPONENTS OF DEPOSITS

As of December 31 ($ in millions)	2016	2015	2014	2013	2012

Demand	$35,782	36,267	34,809	32,634	30,023
Interest checking	26,679	26,768	26,800	25,875	24,477
Savings	13,941	14,601	15,051	17,045	19,879
Money market	20,749	18,494	17,083	11,644	6,875
Foreign office	426	464	1,114	1,976	885

Transaction deposits	97,577	96,594	94,857	89,174	82,139
Other time	3,866	4,019	3,960	3,530	4,015

Core deposits	101,443	100,613	98,817	92,704	86,154
Certificates $100,000 and over(a)	2,378	2,592	2,895	6,571	3,284
Other	-	-	-	-	79

Total deposits	$103,821	103,205	101,712	99,275	89,517

(a)	Includes $1,280, $1,449, $1,483, $1,479 and $1,402 of certificates $250,000 and over at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Core deposits increased $830 million, or 1%, from December 31, 2015, driven by an increase of $983 million in transaction deposits.

Transaction deposits increased from December 31, 2015 primarily due to an increase in money market deposits, partially offset by decreases in savings deposits and demand deposits.

63  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Money market deposits increased $2.3 billion, or 12%, from December 31, 2015 primarily due to competitive pricing related to a promotional product offering during 2016 which drove customer acquisition and balance migration from savings deposits from December 31, 2015. Savings deposits decreased $660 million, or 5%, from December 31, 2015. Demand deposits decreased $485 million, or 1%, from December 31, 2015 primarily due to lower balances per customer account. Interest checking deposits included a decrease due to lower balances per account for commercial customers, partially offset by the benefit from a shift from the excess cash in trust accounts managed by Fifth Third to interest checking deposit accounts as a result of the recent enactment of new money market reform. The increase in core deposits from December 31, 2015 included the impact of the sale of $511 million of deposits as part of the branches sold in the St. Louis MSA and Pittsburgh MSA during 2016.

Certificates $100,000 and over decreased $214 million, or 8%, from December 31, 2015 primarily due to the maturity and run-off of retail and institutional certificates of deposit since December 31, 2015.

The following table presents the components of average deposits for the years ended December 31:

TABLE 31: COMPONENTS OF AVERAGE DEPOSITS

($ in millions)	2016	2015	2014	2013	2012

Demand	$35,862	35,164	31,755	29,925	27,196
Interest checking	25,143	26,160	25,382	23,582	23,096
Savings	14,346	14,951	16,080	18,440	21,393
Money market	19,523	18,152	14,670	9,467	4,903
Foreign office	497	817	1,828	1,501	1,528

Transaction deposits	95,371	95,244	89,715	82,915	78,116
Other time	4,010	4,051	3,762	3,760	4,306

Core deposits	99,381	99,295	93,477	86,675	82,422
Certificates $100,000 and over(a)	2,735	2,869	3,929	6,339	3,102
Other	333	57	-	17	27

Total average deposits	$102,449	102,221	97,406	93,031	85,551

(a)	Includes $1,310, $1,410, $1,424, $1,283 and $1,678 of average certificates $250,000 and over during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

On an average basis, core deposits increased $86 million from December 31, 2015 primarily due to an increase of $127 million in average transaction deposits. The increase in average transaction deposits was driven by increases in average money market deposits and average demand deposits, partially offset by decreases in average interest checking deposits, average savings deposits and average foreign office deposits. Average money market deposits increased $1.4 billion, or 8%, primarily due to competitive pricing related to a promotional product offering during 2016 which drove customer acquisition and balance migration from average savings deposits. Average savings deposits decreased $605 million, or 4%, compared to December 31, 2015. Average demand deposits increased $698 million, or 2%, from December 31, 2015 due to higher average customer balances per commercial customer account. Average interest checking deposits and average foreign office deposits decreased $1.0 billion, or 4%, and $320 million, or 39%, respectively, from December 31, 2015 primarily due to a decrease in average commercial customer balances per account. The increase in average core deposits from December 31, 2015 included the sale of deposits as part of the St. Louis MSA and Pittsburgh MSA during 2016, which impacted average core deposits by approximately $200 million. Average other deposits increased $276 million from December 31, 2015 primarily due to an increase in Eurodollar trade deposits. Average certificates $100,000 and over decreased $134 million, or 5%, from December 31, 2015 due primarily to the maturity and run-off of retail and institutional certificates of deposit since December 31, 2015.

Contractual Maturities

The contractual maturities of certificates $100,000 and over as of December 31, 2016 are summarized in the following table:

TABLE 32: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER

($ in millions)

Next 3 months	$191
3-6 months	125
6-12 months	483
After 12 months	1,579

Total certificates $100,000 and over	$2,378

64  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2016 are summarized in the following table:

TABLE 33: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER

($ in millions)

Next 12 months	$2,173
13-24 months	1,601
25-36 months	1,181
37-48 months	999
49-60 months	275
After 60 months	15

Total other time deposits and certificates $100,000 and over	$6,244

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Table 34 summarizes the end of period components of total borrowings. Total borrowings as a percentage of average interest-bearing liabilities were 21% at both December 31, 2016 and 2015.

The following table summarizes the end of period components of borrowings:

TABLE 34: COMPONENTS OF BORROWINGS

As of December 31 ($ in millions)	2016	2015		2014		2013		2012

Federal funds purchased	$132	151		144		284		901
Other short-term borrowings	3,535	1,507		1,556		1,380		6,280
Long-term debt	14,388	15,810	(a)	14,932	(a)	9,605	(a)	7,060	(a)

Total borrowings	$18,055	17,468		16,632		11,269		14,241

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the Consolidated Balance Sheets for the years ended December 31, 2015, 2014, 2013 and 2012 were adjusted to reflect the reclassification of $34, $36, $28 and $25, respectively, of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

Total borrowings increased $587 million, or 3%, from December 31, 2015 primarily due to an increase in other short-term borrowings partially offset by a decrease in long-term debt. Other short-term borrowings increased $2.0 billion, from December 31, 2015 driven by an increase of $2.5 billion in FHLB short-term borrowings partially offset by a $264 million decrease in securities sold under repurchase agreements. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Consolidated Financial Statements. Long-term debt decreased

$1.4 billion, or 9%, from December 31, 2015 primarily driven by the maturity of $3.5 billion of unsecured senior bank notes, the maturity of $250 million of unsecured subordinated bank notes and $1.4 billion of pay downs on long-term debt associated with automobile loan securitizations. The decrease was partially offset by debt issuances during the year ended December 31, 2016 of $2.8 billion of unsecured senior fixed-rate bank notes, $750 million of unsecured subordinated fixed-rate bank notes, and $250 million of unsecured senior floating-rate bank notes. For additional information regarding automobile securitizations and long-term debt, refer to Note 11 and Note 16, respectively, of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 35: COMPONENTS OF AVERAGE BORROWINGS

For the years ended December 31 ($ in millions)	2016	2015		2014		2013		2012

Federal funds purchased	$506	920		458		503		560
Other short-term borrowings	2,845	1,721		1,873		3,024		4,246

Long-term debt	15,394	14,644	(a)	12,894	(a)	7,886	(a)	8,991	(a)

Total average borrowings	$18,745	17,285		15,225		11,413		13,797

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the Consolidated Balance Sheets for the years ended 2015, 2014, 2013 and 2012 were adjusted to reflect the reclassification of $33, $34, $28 and $52, respectively, of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

Total average borrowings increased $1.5 billion, or 8%, compared to December 31, 2015, due to increases in average long-term debt and average other short-term borrowings partially offset by a decrease in average federal funds purchased. The increase in average long-term debt of $750 million, or 5%, was driven primarily by the issuances of certain long-term debt as discussed above in the second and third quarter of 2016, partially offset by certain maturities, as previously mentioned, in the fourth quarter of 2016. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. The increase in average other short-term borrowings, compared to December 31, 2015, of $1.1 billion was primarily due to an increase in FHLB short-term advances. Information on the average rates paid on borrowings is presented in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

        Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the expectations and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms; however certain risk types also have quantitative metrics that are used to measure the Bancorp’s level of risk against its risk tolerances. The Bancorp’s risk appetite and risk tolerances are supported by risk limits and key risk indicator thresholds. Those limits and thresholds are used to monitor the amount of risk assumed at a granular level. On a quarterly basis, the Risk and Compliance Committee of the Board reviews current assessments of each of the eight risk types relative to the established tolerance. Information supporting these assessments, including policy limits, key risk indicators and qualitative factors, is also reported to the Risk and Compliance Committee of the Board. Any results outside of tolerance require the development of an action plan that describes actions to be taken to return the measure to within the tolerance.

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

•

Credit Risk Management is responsible for overseeing the safety and soundness of the commercial and consumer loan portfolio within an independent portfolio management framework that supports the Bancorp’s loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls. Treasury is responsible for the economic capital program. Credit Risk Management is responsible for the quantitative analytics to support the consumer and commercial portfolio and risk rating models, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. Credit Risk Management also provides oversight, reporting and monitoring of commercial and consumer underwriting and credit administration processes;

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate ALLL and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial portfolios using the CCAR model and for certain portfolios, such as Real Estate and Leveraged Lending, the stress testing is performed at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 36: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2016 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,108	1,110	1,807
Commercial mortgage loans	102	102	104
Commercial leases	22	22	22

Total potential problem portfolio loans and leases	$1,232	1,234	1,933

TABLE 37: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2015 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,383	1,384	1,922
Commercial mortgage loans	170	171	172
Commercial construction loans	6	6	7
Commercial leases	36	36	39

Total potential problem portfolio loans and leases	$1,595	1,597	2,140

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance for credit loss analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool.

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

Overview

Economic growth continues to improve as data has been broadly positive. There have been steady gains in the job market and real GDP is expected to expand at a moderate pace in 2017. Household spending continues to be the strongest driver of the U.S. economy. Inflation continues to run below the FRB’s stated objective, but has increased over the past several months and could rise further if unemployment continues to fall. Improving global conditions are supporting U.S. manufacturing activity and housing prices continue to increase across the country. With regard to commercial real estate, the credit market has become somewhat more selective even though market data and vacancies remain positive.

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

TABLE 38: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$106	178	1,953
Commercial mortgage nonowner-occupied loans	22	100	2,598

Total	$128	278	4,551

TABLE 39: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$119	216	2,063
Commercial mortgage nonowner-occupied loans	120	194	2,032

Total	$239	410	4,095

68  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 40: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)

	2016			2015
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By Industry:
Manufacturing	$ 10,070	19,646	50	10,572	20,422	70
Real estate	7,206	11,919	26	6,494	10,293	40
Financial services and insurance	5,648	11,522	2	5,896	13,021	3
Healthcare	4,649	6,450	23	4,676	6,879	22
Business services	4,599	6,996	65	4,471	6,765	96
Retail trade	4,048	7,598	6	3,764	7,391	8
Wholesale trade	3,482	6,249	24	4,082	7,254	23
Transportation and warehousing	3,059	4,473	38	3,111	4,619	1
Accommodation and food	3,051	4,817	5	2,507	4,104	6
Communication and information	2,901	4,726	-	2,913	5,052	2
Construction	2,025	3,786	3	1,871	3,403	8
Entertainment and recreation	1,736	2,979	3	1,210	2,066	4
Mining	1,312	2,621	246	1,499	2,695	36
Utilities	1,168	2,799	-	1,217	2,854	-
Other services	729	945	24	864	1,188	10
Public administration	417	463	-	495	562	-
Agribusiness	284	426	2	368	527	4
Individuals	66	83	1	139	187	2
Other	2	2	5	7	6	6

Total	$ 56,452	98,500	523	56,156	99,288	341

By Loan Size:
Less than $200,000	1%	1	3	1	1	7
$200,000 to $1 million	3	3	5	4	3	10
$1 million to $5 million	9	7	16	10	8	25
$5 million to $10 million	7	6	13	8	7	25
$10 million to $25 million	23	20	54	24	21	15
Greater than $25 million	57	63	9	53	60	18

Total	100%	100	100	100	100	100

By State:
Ohio	15%	16	4	16	17	8
Florida	8	7	5	8	7	12
Michigan	7	7	5	8	7	9
Illinois	7	7	9	7	8	20
Indiana	4	4	2	5	5	4
North Carolina	4	4	-	4	4	1
Tennessee	3	3	1	3	3	-
Pennsylvania	3	3	4	3	3	2
Kentucky	3	3	2	3	3	1
All other states	46	46	68	43	43	43

Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw a migration into criticized classifications during 2015 through the second quarter of 2016. However, in the third and fourth quarters of 2016, this portfolio has stabilized with signs of improvement. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis.

69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 41: NON-POWER PRODUCING ENERGY PORTFOLIO

As of December 31, 2016 ($ in millions)							For the Year Ended December 31, 2016

	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

Reserve-based lending	$ 337	338	675	1,368	-	170	-
Midstream	308	-	308	1,001	-	-	-
Oil field services	153	74	227	357	-	37	19
Oil and gas	17	78	95	475	-	37	3
Refining	82	-	82	471	-	-	-

Total	$ 897	490	1,387	3,672	-	244	22

TABLE 42: NON-POWER PRODUCING ENERGY PORTFOLIO

As of December 31, 2015 ($ in millions)							For the Year Ended December 31, 2015

	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

Reserve-based lending	$ 295	473	768	1,296	-	-	-
Midstream	335	-	335	1,029	-	-	-
Oil field services	198	88	286	450	-	22	3
Oil and gas	69	54	123	523	3	-	-
Refining	83	1	84	634	-	-	-

Total	$ 980	616	1,596	3,932	3	22	3

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 43: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE)(a)

As of December 31, 2016 ($ in millions)					For the Year Ended December 31, 2016

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)

By State:
Ohio	$ 1,393	1,844	-	4	(2)
Florida	947	1,521	-	-	1
Illinois	656	1,226	-	-	1
Michigan	574	709	-	1	3
North Carolina	552	788	-	-	-
Indiana	291	508	-	-	-
All other states	2,822	4,836	-	4	3

Total	$ 7,235	11,432	-	9	6

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 44: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE)(a)

As of December 31, 2015 ($ in millions)					For the Year Ended December 31, 2015

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)

By State:
Ohio	$ 1,334	1,594	-	7	(2)
Florida	687	1,041	-	9	2
Illinois	650	1,028	-	2	-
Michigan	598	722	-	13	7
North Carolina	375	669	-	-	(1)
Indiana	294	521	-	-	-
All other states	2,467	4,383	-	4	11

Total	$ 6,405	9,958	-	35	17

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

70  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has identified certain categories within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the credit crisis. As of December 31, 2016, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 17% of the consumer real estate portfolio. These loans accounted for 54% of total consumer real estate secured losses for the year ended December 31, 2016. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. Increased competition in the marketplace has led to industry-wide loosening of underwriting guidelines. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $758 million of ARM loans will have rate resets during the next twelve months. Of these resets, 98% are expected to experience an increase in rate, with an average increase of approximately one half of a percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 88% of the portfolio as of December 31, 2016 and had a weighted-average LTV of 71% and a weighted-average origination FICO of 759.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 45: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2016		2015
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 80%	$11,412	65.9%	$10,198	65.6%
LTV > 80%, with mortgage insurance	1,284	93.3	1,300	93.3
LTV > 80%, no mortgage insurance	2,355	95.7	2,218	96.0

Total	$15,051	73.2%	$13,716	73.4%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 46: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2016 ($ in millions)				For the Year Ended December 31, 2016

	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$556	2	4	2
Illinois	450	1	1	-
Florida	333	1	3	-
Michigan	277	-	1	1
Indiana	161	-	1	-
North Carolina	117	-	1	-
Kentucky	91	1	-	-
All other states	370	-	-	1

Total	$2,355	5	11	4

71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 47: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2015 ($ in millions)				For the Year Ended December 31, 2015

	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$517	2	4	3
Illinois	375	-	1	1
Michigan	280	1	1	2
Florida	278	1	4	-
Indiana	137	1	1	-
North Carolina	108	-	1	-
Kentucky	84	1	-	-
All other states	439	-	1	-

Total	$2,218	6	13	6

Home equity portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 26% of the balances mature before 2025.

The aging of 2008 and prior vintages of home equity loans has contributed to declining losses over the past twelve months. These vintages represented 68% of the balances at December 31, 2016 and 95% of the losses during the year ended December 31, 2016 compared to 73% of the balances at December 31, 2015 and 97% of the losses during the year ended December 31, 2015.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.4 billion and $5.3 billion, respectively, as of December 31, 2016. Of the total $7.7 billion of outstanding home equity loans:

●	86% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2016;
●	36% are in senior lien positions and 64% are in junior lien positions at December 31, 2016;
●	79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2016; and
●	The portfolio had an average refreshed FICO score of 743 at December 31, 2016.

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

72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 48: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE

	2016		2015
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Senior Liens:
FICO ≤ 659	$262	3%	$279	3%
FICO 660-719	424	6	443	6
FICO ≥ 720	2,112	27	2,210	26

Total senior liens	2,798	36	2,932	35
Junior Liens:
FICO ≤ 659	633	8	705	9
FICO 660-719	975	13	1,083	13
FICO ≥ 720	3,289	43	3,581	43

Total junior liens	4,897	64	5,369	65

Total	$7,695	100%	$8,301	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 49: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2016		2015
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

Senior Liens:
LTV ≤ 80%	$2,454	55.1%	$2,557	55.1%
LTV > 80%	344	89.0	375	89.1

Total senior liens	2,798	59.5	2,932	59.7
Junior Liens:
LTV ≤ 80%	2,892	67.6	3,088	67.6
LTV > 80%	2,005	90.7	2,281	90.9

Total junior liens	4,897	78.7	5,369	79.2

Total	$7,695	71.2%	$8,301	71.8%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 50: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%

As of December 31, 2016 ($ in millions)					For the Year Ended December 31, 2016

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,029	1,826	-	9	5
Michigan	434	666	-	5	2
Illinois	264	402	-	3	3
Indiana	185	302	-	2	1
Kentucky	172	297	-	2	1
Florida	82	114	-	2	-
All other states	183	260	-	4	3

Total	$2,349	3,867	-	27	15

73  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%

As of December 31, 2015 ($ in millions)					For the Year Ended December 31, 2015

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,081	1,830	-	10	6
Michigan	519	773	-	5	5
Illinois	305	457	-	3	3
Indiana	220	352	-	3	3
Kentucky	208	344	-	2	1
Florida	95	129	-	2	1
All other states	228	320	-	5	2

Total	$2,656	4,205	-	30	21

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

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score:

TABLE 52: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2016		2015
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 690	$1,714	17%	$1,724	15%
FICO > 690	8,269	83	9,769	85

Total	$9,983	100%	$11,493	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2016, 47% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination:

TABLE 53: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2016		2015
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 100%	$6,637	82.0%	$7,740	81.7%
LTV > 100%	3,346	111.7	3,753	111.3

Total	$9,983	92.4%	$11,493	91.7%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100% as of and for the years ended:

TABLE 54: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 100%

		90 Days Past
($ in millions)	Outstanding	Due and Accruing	Nonaccrual	Net Charge-offs

December 31, 2016	$3,346	5	1	23
December 31, 2015	3,753	5	1	20

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of December 31, 2016. At December 31, 2016 and December 31, 2015, 78% and 80%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

74  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score:

TABLE 55: CREDIT CARD PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2016		2015

As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 659	$45	2%	$45	2%
FICO 660-719	521	23	506	22
FICO ≥ 720	1,671	75	1,708	76

Total	$2,237	100%	$2,259	100%

HAMP and HARP Programs

For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP programs. For loans refinanced under the HARP program, the Bancorp strictly adheres to the underwriting requirements of the program. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics and these loans are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loans. As of December 31, 2016, repurchased loans restructured or refinanced under these programs were immaterial to the Consolidated Financial Statements. Additionally, as of December 31, 2016 and December 31, 2015, $12 million and $14 million, respectively, of loans refinanced under HARP were included in loans held for sale in the Consolidated Balance Sheets. The Bancorp recognized $6 million of noninterest income in mortgage banking net revenue in the Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP programs for both periods ended December 31, 2016 and 2015.

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of December 31, 2016. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.8 billion and funded exposure was $1.3 billion as of December 31, 2016. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp has been closely monitoring the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of December 31, 2016:

TABLE 56: EUROPEAN EXPOSURE

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure

Peripheral Europe(b)	$-	-	79	37	117	45	196	82
Other Eurozone(c)	-	-	343	107	1,375	749	1,718	856

Total Eurozone	$-	-	422	144	1,492	794	1,914	938
United Kingdom	-	-	55	55	740	304	795	359
Other Europe(d)	-	-	3	3	111	34	114	37

Total Europe	$-	-	480	202	2,343	1,132	2,823	1,334

(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Norway, and Sweden).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 57. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the

Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements.

Nonperforming assets were $751 million at December 31, 2016 compared to $659 million at December 31, 2015. At December 31, 2016, $13 million of nonaccrual loans were held for sale, compared to $12 million at December 31, 2015.

        Nonperforming portfolio assets as a percent of total loans and leases and OREO were 0.80% as of December 31, 2016 compared to 0.70% as of December 31, 2015. Nonaccrual loans and leases secured by real estate were 25% of total nonaccrual loans and leases as of December 31, 2016 compared to 43% as of December 31, 2015.

75  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial portfolio nonaccrual loans and leases were $523 million at December 31, 2016, an increase of $182 million from December 31, 2015 primarily due to increases of $170 million in the reserve-based lending energy portfolio and the impact of low oil prices during the year ended 2016.

Consumer portfolio nonaccrual loans and leases were $137 million at December 31, 2016, a decrease of $28 million from December 31, 2015. Refer to Table 58 for a rollforward of the nonaccrual loans and leases.

OREO and other repossessed property was $78 million at December 31, 2016, compared to $141 million at December 31,

2015. The Bancorp recognized $17 million and $24 million in losses on the sale or write-down of OREO properties during the years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, approximately $41 million and $35 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 57: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2016		2015		2014		2013		2012

Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$302		82		86		127		234
Commercial mortgage loans	27		56		64		90		215
Commercial construction loans	-		-		-		10		70
Commercial leases	2		-		3		3		1
Residential mortgage loans	17		28		44		83		114
Home equity	55		62		72		74		30
Other consumer loans and leases	-		-		-		-		1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	176		177		142		154		96
Commercial mortgage loans	14	(c)	25	(c)	71	(c)	53	(c)	67
Commercial construction loans	-		-		-		19		6
Commercial leases	2		1		1		2		8
Residential mortgage loans	17		23		33		83		123
Home equity	18		17		21		19		23
Automobile loans	2		2		1		1		2
Credit card	28		33		41		33		39

Total nonaccrual portfolio loans and leases(b)	660		506		579		751		1,029
OREO and other repossessed property	78		141		165	(d)	229	(d)	257(d)

Total nonperforming portfolio assets	738		647		744		980		1,286
Nonaccrual loans held for sale	4		1		24		6		25
Nonaccrual restructured loans held for sale	9		11		15		-		4

Total nonperforming assets	$751		659		783		986		1,315

Loans and leases 90 days past due and accruing:
Commercial and industrial loans	$4		7		-		-		1
Commercial mortgage loans	-		-		-		-		22
Commercial construction loans	-		-		-		-		1
Residential mortgage loans(a)	49		40		56		66		75
Home equity	-		-		-		-		58
Automobile loans	9		10		8		8		8
Credit card	22		18		23		29		30

Total loans and leases 90 days past due and accruing	$84		75		87		103		195

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.80%		0.70		0.82		1.10		1.49
ALLL as a percent of nonperforming portfolio assets	170		197		178		161		144

(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by  the FHA or guaranteed by the VA. These advances were $312, $335, $373, $378 and $414 as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively. The Bancorp recognized losses of $6, $8, $13, $5 and $2 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(b)

Includes $4, $6, $9, $10 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and $1, $2, $4, $2, and $1 of restructured nonaccrual government insured commercial loans at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(c)

Excludes $19 of restructured nonaccrual loans at December 31, 2016, $20 at December 31, 2015 and $21 at both December 31, 2014 and 2013 associated with a  consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(d)

Excludes $71, $77 and $72 of OREO related to government insured loans at December 31, 2014, 2013 and 2012, respectively. The Bancorp has historically  excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information on the adoption of this amended guidance.

76  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 58: ROLLFORWARD OF PORTFOLIO NONACCRUAL LOANS AND LEASES

		Residential
For the year ended December 31, 2016 ($ in millions)	Commercial	Mortgage	Consumer	Total

Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	716	51	149	916
Transfers to accrual status	(13)	(43)	(70)	(126)
Transfers to held for sale	(42)	-	-	(42)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(256)	(7)	(31)	(294)
Transfers to OREO	(8)	(14)	(11)	(33)
Charge-offs	(232)	(4)	(48)	(284)
Draws/other extensions of credit	28	-	-	28

Balance, end of period	$523	34	103	660

For the year ended December 31, 2015 ($ in millions)

Balance, beginning of period	$367	77	135	579
Transfers to nonaccrual status	515	65	155	735
Transfers to accrual status	(9)	(39)	(68)	(116)
Transfers from held for sale	-	5	-	5
Transfers to held for sale	(12)	-	(1)	(13)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(189)	(15)	(28)	(232)
Transfers to OREO	(32)	(29)	(18)	(79)
Charge-offs	(298)	(13)	(61)	(372)
Draws/other extensions of credit	10	-	-	10

Balance, end of period	$341	51	114	506

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

Consumer restructured loans on accrual status totaled $958 million and $979 million at December 31, 2016 and 2015, respectively. As of December 31, 2016, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 30%, 12% and 30%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 59: ACCRUING AND NONACCRUING PORTFOLIO TDRs

		Accruing
As of December 31, 2016 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total

Commercial loans(b)(c)	$	319	3	-	192	514
Residential mortgage loans(a)		458	56	121	17	652
Home equity		269	18	-	18	305
Automobile loans		12	-	-	2	14
Credit card		20	4	-	28	52

Total	$	1,078	81	121	257	1,537

(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2016, these advances represented $230 of current loans, $46 of 30-89 days past due loans and $107 of 90 days or more past due loans.

(b)

As of December 31, 2016, excludes $7 of restructured accruing loans and $19 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

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

Analysis of Net Loan Charge-offs

Net charge-offs were 39 bps and 48 bps of average portfolio loans and leases for the years ended December 31, 2016 and 2015, respectively. Table 61 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

Commercial net charge-offs decreased to $190 million for the year ended December 31, 2016 compared to $261 million for the year ended December 31, 2015. The year ended December 31, 2015 included a charge-off associated with the restructuring of a student loan backed commercial credit originated in 2007, included in net charge-offs on commercial and industrial loans. The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 33 bps during the year ended December 31, 2016 compared to 46 bps in the same period in the prior year.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 48 bps for the year ended December 31, 2016 compared to 51 bps for the year ended December 31, 2015. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $7 million from December 31, 2015, driven by improvements in delinquencies and loss severities.

Home equity net charge-offs decreased $12 million compared to the year ended December 31, 2015, primarily due to improvements in loss severities. Management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs increased $7 million compared to the same period in the prior year primarily due to a strategic shift focusing on improving risk adjusted return along with a modest decline in used car values at auction.

Credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

78  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 61: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

Losses charged-off:
Commercial and industrial loans	$(205)	(253)	(248)	(207)	(194)
Commercial mortgage loans	(22)	(39)	(37)	(66)	(120)
Commercial construction loans	-	(4)	(13)	(9)	(34)
Commercial leases	(5)	(2)	(1)	(2)	(10)
Residential mortgage loans	(19)	(28)	(139)	(70)	(129)
Home equity	(41)	(55)	(75)	(114)	(172)
Automobile loans	(54)	(46)	(44)	(44)	(55)
Credit card	(89)	(94)	(95)	(92)	(90)
Other consumer loans and leases	(21)	(21)	(27)	(33)	(33)

Total losses charged-off	(456)	(542)	(679)	(637)	(837)

Recoveries of losses previously charged-off:
Commercial and industrial loans	33	24	26	39	29
Commercial mortgage loans	7	12	11	19	21
Commercial construction loans	1	1	1	5	9
Commercial leases	1	-	-	1	2
Residential mortgage loans	9	11	13	10	7
Home equity	14	16	16	17	15
Automobile loans	19	18	17	22	24
Credit card	9	12	13	14	16
Other consumer loans and leases	1	2	7	9	10

Total recoveries of losses previously charged-off	94	96	104	136	133

Net losses charged-off:
Commercial and industrial loans	(172)	(229)	(222)	(168)	(165)
Commercial mortgage loans	(15)	(27)	(26)	(47)	(99)
Commercial construction loans	1	(3)	(12)	(4)	(25)
Commercial leases	(4)	(2)	(1)	(1)	(8)
Residential mortgage loans	(10)	(17)	(126)	(60)	(122)
Home equity	(27)	(39)	(59)	(97)	(157)
Automobile loans	(35)	(28)	(27)	(22)	(31)
Credit card	(80)	(82)	(82)	(78)	(74)
Other consumer loans and leases	(20)	(19)	(20)	(24)	(23)

Total net losses charged-off	$(362)	(446)	(575)	(501)	(704)

Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.40%	0.54	0.54	0.44	0.50
Commercial mortgage loans	0.23	0.38	0.34	0.56	1.02
Commercial construction loans	0.01	0.11	0.79	0.51	3.08
Commercial leases	0.10	0.04	0.01	0.04	0.22

Total commercial loans and leases	0.33	0.46	0.48	0.44	0.63

Residential mortgage loans	0.07	0.13	0.99	0.48	1.07
Home equity	0.33	0.46	0.65	1.02	1.51
Automobile loans	0.33	0.24	0.22	0.18	0.26
Credit card	3.69	3.60	3.60	3.67	3.79
Other consumer loans and leases	2.93	3.26	5.80	6.71	7.02

Total consumer loans and leases	0.48	0.51	0.86	0.77	1.13

Total net losses charged-off as a percent of average portfolio loans and leases	0.39%	0.48	0.64	0.58	0.85

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

During the year ended December 31, 2016, the Bancorp refined certain estimation techniques associated with the ALLL. Such refinements included the introduction of individual loss rate migration analyses for several commercial loan portfolio stratifications as contrasted to the single composite loss rate migration analysis for the entire commercial loan portfolio which was used in prior periods. These refinements did not substantively change any material aspect of the Bancorp’s overall approach in the determination of the ALLL and there have been no material changes in assumptions as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $190 million at December 31, 2016. In addition, the Bancorp’s determination of the ALLL for residential mortgage and consumer loans and leases is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage and consumer loans and leases would increase by approximately $31 million at December 31, 2016. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 62: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2016	2015	2014	2013	2012

ALLL:
Balance, beginning of period	$1,272	1,322	1,582	1,854	2,255
Charge-offs	(456)	(542)	(679)	(637)	(837)
Recoveries of losses previously charged-off	94	96	104	136	133
Provision for loan and lease losses	343	396	315	229	303

Balance, end of period	$1,253	1,272	1,322	1,582	1,854

Reserve for unfunded commitments:
Balance, beginning of period	$138	135	162	179	181
Provision for (benefit from) unfunded commitments	23	4	(27)	(17)	(2)
Charge-offs	-	(1)	-	-	-

Balance, end of period	$161	138	135	162	179

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at both December 31, 2016 and 2015 was 0.12%. The unallocated allowance was 9% of the total allowance as of both December 31, 2016 and December 31, 2015.

As shown in Table 63, the ALLL as a percent of portfolio loans and leases was 1.36% at December 31, 2016, compared to 1.37% at December 31, 2015. The ALLL was $1.3 billion at both December 31, 2016 and 2015.

80  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 63: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2016	2015	2014	2013	2012

Attributed ALLL:
Commercial and industrial loans	$718	652	673	767	802
Commercial mortgage loans	82	117	140	212	333
Commercial construction loans	16	24	17	26	33
Commercial leases	15	47	45	53	68
Residential mortgage loans	96	100	104	189	229
Home equity	58	67	87	94	143
Automobile loans	42	40	33	23	28
Credit card	102	99	104	92	87
Other consumer loans and leases	12	11	13	16	20
Unallocated	112	115	106	110	111

Total attributed ALLL	$1,253	1,272	1,322	1,582	1,854

Portfolio loans and leases:
Commercial and industrial loans	$41,676	42,131	40,765	39,316	36,038
Commercial mortgage loans	6,899	6,957	7,399	8,066	9,103
Commercial construction loans	3,903	3,214	2,069	1,039	698
Commercial leases	3,974	3,854	3,720	3,625	3,549
Residential mortgage loans	15,051	13,716	12,389	12,680	12,017
Home equity	7,695	8,301	8,886	9,246	10,018
Automobile loans	9,983	11,493	12,037	11,984	11,972
Credit card	2,237	2,259	2,401	2,294	2,097
Other consumer loans and leases	680	657	418	364	290

Total portfolio loans and leases	$92,098	92,582	90,084	88,614	85,782

Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.72%	1.55	1.65	1.95	2.23
Commercial mortgage loans	1.19	1.68	1.89	2.63	3.66
Commercial construction loans	0.41	0.75	0.82	2.50	4.73
Commercial leases	0.38	1.22	1.21	1.46	1.92
Residential mortgage loans	0.64	0.73	0.84	1.49	1.91
Home equity	0.75	0.81	0.98	1.02	1.43
Automobile loans	0.42	0.35	0.27	0.19	0.23
Credit card	4.56	4.38	4.33	4.01	4.15
Other consumer loans and leases	1.76	1.67	3.11	4.40	6.90
Unallocated (as a percent of portfolio loans and leases)	0.12	0.12	0.12	0.12	0.13

Attributed ALLL as a percent of portfolio loans and leases	1.36%	1.37	1.47	1.79	2.16

MARKET RISK MANAGEMENT

Market risk is the day-to-day potential for the value of a financial instrument to increase or decrease due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s NII and interest sensitive fee income categories through changes in interest income on earning assets and cost of interest bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:

●	Assets and liabilities mature or reprice at different times;
●	Short-term and long-term market interest rates change by different amounts; or
●	The expected maturities of various assets or liabilities shorten or lengthen as interest rates change.

In addition to the direct impact of interest rate changes on NII, interest rates can indirectly impact earnings through their effect on loan and deposit demand, credit losses, mortgage originations, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and earnings flows and models the interest rate risk, and possible actions to reduce this risk, given numerous possible future interest rate scenarios. A series of Policy Limits and Key Risk Indicators are employed to ensure that this risk is managed within the Bancorp’s risk tolerance.

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

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions, as well as changes in market conditions and management strategies.

81  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in NII over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 75 bps parallel ramped decrease in interest rates. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in noninterest-bearing demand deposits. The Bancorp, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of noninterest-bearing demand deposit balances run-off above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. These noninterest-bearing demand deposit balances are modeled to flow into funding products that reprice in conjunction with market rate increases.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of 69% at December 31, 2016, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 64: ESTIMATED NII SENSITIVITY PROFILE AND ALCO POLICY LIMITS

	2016				2015
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	1.88%	6.78	(4.00)	(6.00)	2.05	5.93	(4.00)	(6.00)
+100 Ramp over 12 months	1.13	4.32	-	-	1.12	3.87	-	-
-75 Ramp over 6 months	(5.77)	(10.62)	-	-	N/A	N/A	-	-

At December 31, 2016, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 75 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The change in the sensitivity as of December 31, 2016 for the first 12 months compared to December 31, 2015 is primarily attributable to fixed-rate mortgage asset growth, partially offset by runoff in the indirect automobile loan portfolio. The change in the sensitivity as of December 31, 2016 for the 13-24 month horizon compared to December 31, 2015 is also attributable to fixed-rate mortgage asset growth, partially offset by runoff in the indirect automobile loan portfolio, but sensitivity is modestly improved from December 31, 2015 due to projected core deposit growth.

Tables 65 and 66 provide information on the Bancorp’s estimated NII sensitivity profile given changes to certain key deposit modeling assumptions.

82  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the Bancorp’s estimated NII sensitivity profile with a $1.0 billion decrease and a $1.0 billion increase in demand deposit balances as of December 31, 2016:

TABLE 65: ESTIMATED NII SENSITIVITY ASSUMING A $1 BILLION CHANGE IN DEMAND DEPOSIT BALANCES

	% Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	1.61%	6.24	2.15	7.31
+100 Ramp over 12 months	1.00	4.05	1.27	4.58

The following table shows the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of December 31, 2016. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 87% and 52%, respectively, as of December 31, 2016:

TABLE 66: ESTIMATED NII SENSITIVITY WITH DEPOSIT BETA ASSUMPTION CHANGES

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	(1.56)%	(0.10)	5.32	13.66
+100 Ramp over 12 months	(0.59)	0.88	2.85	7.76

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE (non-GAAP) basis over one and two year time horizons, EVE is a point in time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 67: ESTIMATED EVE SENSITIVITY PROFILE

	2016		2015
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit

+200 Shock	(4.96)%	(12.00)	(5.21)	(12.00)
+100 Shock	(2.00)	-	(2.30)	-
+25 Shock	(0.36)	-	(0.44)	-
-75 Shock	(0.14)	-	N/A	-

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at December 31, 2016, and is also slightly negative to a 75 bps decline in market rates. The +100 and +200 bps rising rate sensitivities are down slightly from the sensitivities at December 31, 2015. The decrease in risk is related to long-term debt issuances, run-off of indirect automobile loan balances and a shorter average life of certain fixed-rate commercial loans and leases. These items were partially offset by growth in the investment portfolio and fixed-rate mortgage loan balances.

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 13 of the Notes to Consolidated Financial Statements.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of December 31, 2016:

TABLE 68: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total

Commercial and industrial loans	$22,633	17,561	1,482	41,676
Commercial mortgage loans	2,646	3,797	456	6,899
Commercial construction loans	1,290	2,576	37	3,903
Commercial leases	837	1,929	1,208	3,974

Total commercial loans and leases	27,406	25,863	3,183	56,452

Residential mortgage loans	2,651	6,258	6,142	15,051
Home equity	971	1,465	5,259	7,695
Automobile loans	4,527	5,342	114	9,983
Credit card	447	1,790	-	2,237
Other consumer loans and leases	512	129	39	680

Total consumer loans and leases	9,108	14,984	11,554	35,646

Total portfolio loans and leases	$36,514	40,847	14,737	92,098

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2016:

TABLE 69: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS OCCURRING AFTER 1 YEAR
		Interest Rate
($ in millions)		Fixed	Floating or Adjustable
Commercial and industrial loans	$	2,515	16,528
Commercial mortgage loans		843	3,410
Commercial construction loans		13	2,600
Commercial leases		3,137	-

Total commercial loans and leases		6,508	22,538

Residential mortgage loans		9,382	3,018
Home equity		514	6,210
Automobile loans		5,399	57
Credit card		543	1,247
Other consumer loans and leases		22	146

Total consumer loans and leases		15,860	10,678

Total portfolio loans and leases	$	22,368	33,216

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $744 million and $784 million as of December 31, 2016 and 2015, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

        Mortgage rates increased during the year ended December 31, 2016 which caused modeled prepayment speeds to decrease, leading to a recovery of temporary impairment on the servicing rights during the year. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net gains of $24 million and $90 million on derivatives associated with its non-qualifying hedging strategy during the years ended December 31, 2016 and 2015, respectively.

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

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign currency denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2016 and December 31, 2015 was $827 million and $812 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit Department and Capital Markets Risk Department.

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

Table 68 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.2 billion of securities in the Bancorp’s available-for-sale and other portfolio at December 31, 2016, $4.1 billion in principal and interest is expected to be received in the next 12 months and an additional $3.3 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $7.4 billion during the year ended December 31, 2016, compared to $6.4 billion during the year ended December 31, 2015. For further information on the transfer of financial assets, refer to Note 12 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 82% of its average total assets for both years ended December 31, 2016 and December 31, 2015. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include securitized advances from the FHLB system. Certificates of deposit $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2016, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At December 31, 2016, the Bancorp has approximately $42.3 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.1 billion is available for issuance as of December 31, 2016. On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured bank notes. On June 14, 2016, the Bank issued and sold $1.3 billion of unsecured bank notes. On September 27, 2016, the Bank issued and sold $1.0 billion of unsecured bank notes.

85  Fifth Third Bancorp

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR became effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the Modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp’s Modified LCR was 128% at December 31, 2016 calculated under the LCR final rule.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 70. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 70: AGENCY RATINGS

As of February 24, 2017	Moody’s	Standard and Poor’s	Fitch	DBRS

Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Negative	Stable

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems or due to external events that are neither market nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, cyber-security incidents and privacy breaches or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

86  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To control, monitor and govern operational risk, the Bancorp maintains an overall Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions, and to provide independent oversight of its implementation (second line of defense). Business Controls groups are in place in each of the lines of business to ensure consistent implementation and execution of managing day to day operational risk (first line of defense).

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, Vendor Risk Management and operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

COMPLIANCE RISK MANAGEMENT

Regulatory compliance risk is defined as the risk of legal or regulatory sanctions, financial loss, or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Fifth Third focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels consistent with the Bancorp’s risk appetite.

The current regulatory environment, including heightened regulatory expectations and material changes in laws and regulations, increases compliance risk. To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, Compliance Risk Management implements key compliance programs and processes including but not limited to risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy and oversees the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board of Directors. The Management Compliance Committee is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments (in coordination with the Regulatory Change Management Committee), regulatory concerns and other leading indicators of compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Committee of the Board of Directors.

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

Regulatory Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also defined and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are 4.5% for the CET1 capital ratio, 6% for the Tier I risk-based capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I Leverage ratio (Tier I capital to quarterly average consolidated assets). The PCA provisions adopted by the U.S. banking agencies define “well-capitalized” ratios for CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage greater than or equal to 6.5%, 8%, 10% and 5%, respectively.

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

        The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2016, the Bancorp’s TruPS no longer qualified for Tier I capital, compared to $13 million, or 1 bp of risk-weighted assets, which qualified as Tier I capital at December 31, 2015.

87 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 71: CAPITAL RATIOS

($ in millions)	2016	2015	2014	2013	2012

Average total Bancorp shareholders’ equity as a percent of average assets	11.67%	11.33 (f)	11.59 (f)	11.56 (f)	11.65 (f)
Tangible equity as a percent of tangible assets(a)(d)	9.82	9.55	9.41	9.44	9.17
Tangible common equity as a percent of tangible assets(a)(d)	8.87	8.59	8.43	8.63	8.83

	Basel III Transitional(b)		Basel I(c)
CET1 capital	$12,426	11,917	N/A	N/A	N/A
Tier I capital	13,756	13,260	12,764	12,094	11,685
Total regulatory capital	17,972	17,134	16,895	16,431	15,811
Risk-weighted assets	119,632	121,290 (e)	117,878 (e)	115,969 (e)	109,301 (e)

Regulatory capital ratios:
CET1 capital	10.39%	9.82 (e)	N/A	N/A	N/A
Tier I risk-based capital	11.50	10.93 (e)	10.83 (e)	10.43 (e)	10.69 (e)
Total risk-based capital	15.02	14.13 (e)	14.33 (e)	14.17 (e)	14.47 (e)
Tier I leverage (to quarterly average assets)	9.90	9.54 (e)	9.66 (e)	9.73 (e)	10.15 (e)

	Basel III Fully Phased-In
CET1 capital(a)	10.29%	9.72 (e)	N/A	N/A	N/A

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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
(e)

Balances and ratios not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 1 of the Notes to Consolidated Financial Statements for further information.

(f)

Upon adoption of ASU 2015-03 on January 1, 2016, the Consolidated Balance Sheets for the years ended 2015, 2014, 2013 and 2012 were adjusted to reflect the reclassification of $33, $34, $28 and $52, respectively, of average debt issuance costs from average other assets to average long-term debt. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2016 stress testing program and CCAR on January 28, 2016, with submissions of stress test results and capital plans to the FRB due on April 5, 2016, which the Bancorp submitted as required. Refer to Note 3 and Note 23 of the Notes to Consolidated Financial Statements for a discussion on the FRB’s review of the capital plan, the FRB’s non-objection to the Bancorp’s proposed capital actions and the Bancorp’s capital actions taken in 2016.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.53 and $0.52 during the years ended December 31, 2016 and 2015, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the years ended December 31, 2016 and 2015. Refer to Note 23 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchases.

88  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:
TABLE 72: SHARE REPURCHASES

For the years ended December 31	2016	2015

Shares authorized for repurchase at January 1	30,572,513	73,180,368
Additional authorizations(a)	85,702,105	-
Share repurchases(b)	(34,633,221)	(42,607,855)

Shares authorized for repurchase at December 31	81,641,397	30,572,513

Average price paid per share(b)	$18.86	19.60

(a)

In March 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

(b)

Excludes 2,430,179 and 1,930,233 shares repurchased during the years ended December 31, 2016 and 2015, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

89  Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, noncancelable operating lease obligations, capital commitments for private equity investments, purchase obligations, capital expenditures, and capital lease obligations. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

For certain mortgage loans originated by the Bancorp, borrowers are required to obtain PMI provided by third-party insurers. In some instances, these insurers ceded a portion of the PMI premiums to the Bancorp, and the Bancorp provided reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranged from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $27 million at December 31, 2015. As of December 31, 2015 the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheet. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. During the fourth quarter of 2016, the final policies under the reinsurance agreement were terminated and as of December 31, 2016 the Bancorp no longer had any remaining exposure or reserves related to exposure within the reinsurance portfolio.

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

90  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2016 are shown in Table 73. As of December 31, 2016, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

TABLE 73: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2016 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total

Contractually obligated payments due by period:
Deposits with no stated maturity(a)	$97,577	-	-	-	97,577
Long-term debt(b)	1,156	5,924	3,839	3,469	14,388
Time deposits(c)	2,173	2,782	1,274	15	6,244
Short-term borrowings(e)	3,667	-	-	-	3,667
Forward contracts related to residential mortgage loans held for sale(d)	1,823	-	-	-	1,823
Noncancelable operating lease obligations(f)	88	161	117	210	576
Partnership investment commitments(g)	182	102	36	37	357
Pension benefit payments(i)	18	33	32	77	160
Purchase obligations and capital expenditures(h)	49	34	3	-	86
Capital lease obligations	6	11	1	1	19

Total contractually obligated payments due by period	$106,739	9,047	5,302	3,809	124,897

Other commitments by expiration period:
Commitments to extend credit(j)	$29,355	15,388	15,702	7,523	67,968
Letters of credit(k)	1,387	814	350	32	2,583

Total other commitments by expiration period	$30,742	16,202	16,052	7,555	70,551

(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(b)

Interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(c)	Includes other time deposits and certificates $100,000 and over. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(d)	Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 15 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing and historic tax investments. For additional information, refer to Note 11 of the Notes to Consolidated Financial Statements.
(h)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(i)	Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
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

91  Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2016. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2016. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2016. This report appears on page 93 of the annual report.

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

Greg D. Carmichael	Tayfun Tuzun
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2017	February 24, 2017

92  Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Bancorp and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio
February 24, 2017

93  Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio
February 24, 2017

94  Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2016	2015

Assets
Cash and due from banks(a)	$2,392	2,540
Available-for-sale and other securities(b)	31,183	29,044
Held-to-maturity securities(c)	26	70
Trading securities	410	386
Other short-term investments	2,754	2,671
Loans held for sale(d)	751	903
Portfolio loans and leases(a)(e)	92,098	92,582
Allowance for loan and lease losses(a)	(1,253)	(1,272)

Portfolio loans and leases, net	90,845	91,310
Bank premises and equipment(f)	2,065	2,239
Operating lease equipment	738	707
Goodwill	2,416	2,416
Intangible assets	9	12
Servicing rights	744	785
Other assets(a)	7,844	7,965 (j)

Total Assets	$142,177	141,048 (j)

Liabilities
Deposits:
Noninterest-bearing deposits	$35,782	36,267
Interest-bearing deposits	68,039	66,938

Total deposits(g)	103,821	103,205
Federal funds purchased	132	151
Other short-term borrowings	3,535	1,507
Accrued taxes, interest and expenses	1,800	2,164
Other liabilities(a)	2,269	2,341
Long-term debt(a)	14,388	15,810 (j)

Total Liabilities	$125,945	125,178 (j)

Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,756	2,666
Retained earnings	13,441	12,358
Accumulated other comprehensive income	59	197
Treasury stock(h)	(3,433)	(2,764)

Total Bancorp shareholders’ equity	$16,205	15,839
Noncontrolling interests	27	31

Total Equity	16,232	15,870

Total Liabilities and Equity	$142,177	141,048 (j)

(a)

Includes $85 and $152 of cash and due from banks, $1,216 and $2,537 of portfolio loans and leases, $(26) and $(28) of ALLL, $9 and $14 of other assets, $3 and $3 of other liabilities and $1,094 and $2,487 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2016 and 2015, respectively. For further information, refer to Note 11.

(b)	Amortized cost of $31,024 and $28,678 at December 31, 2016 and 2015, respectively.
(c)	Fair value of $26 and $70 at December 31, 2016 and 2015, respectively.
(d)	Includes $686 and $519 of residential mortgage loans held for sale measured at fair value at December 31, 2016 and 2015, respectively.
(e)	Includes $143 and $167 of residential mortgage loans measured at fair value at December 31, 2016 and 2015, respectively.
(f)	Includes $39 and $81 of bank premises and equipment held for sale at December 31, 2016 and 2015, respectively. For further information refer to Note 7.
(g)	Includes $0 and $628 of deposits held for sale at December 31, 2016 and 2015, respectively.
(h)

Common shares: Stated value $2.22 per share; authorized 2 billion; outstanding at December 31, 2016 – 750,479,299 (excludes 173,413,282 treasury shares), 2015 – 785,080,314 (excludes 138,812,267 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2016 and 2015; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at December 31, 2016 and 2015; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized shares, issued and outstanding at December 31, 2016 and 2015; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at December 31, 2016 and 2015.

(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information refer to Note 1.

Refer to the Notes to Consolidated Financial Statements.

95  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2016	2015	2014
Interest Income
Interest and fees on loans and leases	$3,233	3,151	3,298
Interest on securities	952	869	724
Interest on other short-term investments	8	8	8
Total interest income	4,193	4,028	4,030
Interest Expense
Interest on deposits	205	186	202
Interest on federal funds purchased	2	1	-
Interest on other short-term borrowings	10	2	2
Interest on long-term debt	361	306	247
Total interest expense	578	495	451
Net Interest Income	3,615	3,533	3,579
Provision for loan and lease losses	343	396	315
Net Interest Income After Provision for Loan and Lease Losses	3,272	3,137	3,264
Noninterest Income
Service charges on deposits	558	563	560
Corporate banking revenue	432	384	430
Wealth and asset management revenue	404	418	407
Card and processing revenue	319	302	295
Mortgage banking net revenue	285	348	310
Other noninterest income	688	979	450
Securities gains, net	10	9	21
Total noninterest income	2,696	3,003	2,473
Noninterest Expense
Salaries, wages and incentives	1,612	1,525	1,449
Employee benefits	339	323	334
Net occupancy expense	299	321	313
Technology and communications	234	224	212
Card and processing expense	132	153	141
Equipment expense	118	124	121
Other noninterest expense	1,169	1,105	1,139
Total noninterest expense	3,903	3,775	3,709
Income Before Income Taxes	2,065	2,365	2,028
Applicable income tax expense	505	659	545
Net Income	1,560	1,706	1,483
Less: Net income attributable to noncontrolling interests	(4)	(6)	2
Net Income Attributable to Bancorp	1,564	1,712	1,481
Dividends on preferred stock	75	75	67
Net Income Available to Common Shareholders	$1,489	1,637	1,414
Earnings per share - basic	$1.95	2.03	1.68
Earnings per share - diluted	$1.93	2.01	1.66
Average common shares outstanding - basic	757,432,291	798,628,173	833,116,349
Average common shares outstanding - diluted	764,495,353	807,658,669	842,967,356
Cash dividends declared per common share	$0.53	0.52	0.51

Refer to the Notes to Consolidated Financial Statements.

96  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2016	2015	2014

Net Income	$1,560	1,706	1,483
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the year	(130)	(227)	378
Reclassification adjustment for net gains included in net income	(7)	(10)	(24)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during the year	19	48	39
Reclassification adjustment for net gains included in net income	(31)	(49)	(29)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	(5)	(25)
Reclassification of amounts to net periodic benefit costs	12	11	8

Other comprehensive (loss) income, net of tax	(138)	(232)	347

Comprehensive Income	1,422	1,474	1,830
Less: Comprehensive income attributable to noncontrolling interests	(4)	(6)	2

Comprehensive Income Attributable to Bancorp	$1,426	1,480	1,828

Refer to the Notes to Consolidated Financial Statements.

97  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	$2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				1,481			1,481	2	1,483
Other comprehensive income, net of tax					347		347		347
Cash dividends declared:
Common stock at $0.51 per share				(427)			(427)		(427)
Preferred stock(a)				(67)			(67)		(67)
Shares acquired for treasury			72			(726)	(654)		(654)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			13			47	60		60
Other				(2)		2	-		-
Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				1,712			1,712	(6)	1,706
Other comprehensive loss, net of tax					(232)		(232)		(232)
Cash dividends declared:
Common stock at $0.52 per share				(417)			(417)		(417)
Preferred stock(b)				(75)			(75)		(75)
Shares acquired for treasury			(3)			(847)	(850)		(850)
Impact of stock transactions under stock compensation plans, net			23			52	75		75
Other				(3)		3	-	(2)	(2)
Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				1,564			1,564	(4)	1,560
Other comprehensive loss, net of tax					(138)		(138)		(138)
Cash dividends declared:
Common stock at $0.53 per share				(405)			(405)		(405)
Preferred stock(c)				(75)			(75)		(75)
Shares acquired for treasury			7			(668)	(661)		(661)
Impact of stock transactions under stock compensation plans, net			83	1		(4)	80		80
Other				(2)		3	1		1
Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
(a)

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

(c)

For the year ended December 31, 2016, dividends were $1,275.00 per preferred share for Perpetual Preferred Stock, Series H, $1,656.24 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

Refer to the Notes to Consolidated Financial Statements.

98  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2016	2015	2014

Operating Activities
Net income	$1,560	1,706	1,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	343	396	315
Depreciation, amortization and accretion	453	441	414
Stock-based compensation expense	111	100	83
(Benefit from) provision for deferred income taxes	(148)	(71)	79
Securities gains, net	(7)	(5)	(21)
(Recovery of) provision for MSR impairment	(7)	(4)	65
Net gains on sales of loans and fair value adjustments on loans held for sale	(101)	(98)	(67)
Net losses on disposition and impairment of bank premises and equipment	13	101	19
Gains on sales of certain retail branch operations	(19)	-	-
Net losses on disposition and impairment of operating lease equipment	9	33	-
Gain on sale of Vantiv, Inc. shares	-	(331)	(125)
Gain on the TRA associated with Vantiv, Inc.	(197)	(31)	(23)
Proceeds from sales of loans held for sale	6,895	5,102	5,477
Loans originated for sale, net of repayments	(7,014)	(5,142)	(4,874)
Dividends representing return on equity method investments	28	25	42
Net change in:
Trading securities	(23)	(34)	(16)
Other assets	351	94	(221)
Accrued taxes, interest and expenses	(157)	327	1
Other liabilities	24	(191)	(555)

Net Cash Provided by Operating Activities	2,114	2,418	2,076

Investing Activities
Proceeds from sales:
Available-for-sale and other securities	18,280	16,828	5,234
Loans	360	741	147
Bank premises and equipment	82	37	24
Proceeds from repayments / maturities:
Available-for-sale and other securities	3,776	2,865	2,265
Held-to-maturity securities	44	117	20
Purchases:
Available-for-sale and other securities	(24,636)	(26,733)	(10,691)
Bank premises and equipment	(186)	(164)	(216)
Proceeds from sales and dividends representing return of equity method investments	64	458	279
Net cash paid on sales of certain retail branch operations	(219)	-	-
Net change in:
Other short-term investments	(83)	5,243	(2,798)
Loans and leases	(243)	(3,238)	(3,136)
Operating lease equipment	(126)	(85)	(66)

Net Cash Used in Investing Activities	(2,887)	(3,931)	(8,938)

Financing Activities
Net change in:
Deposits	1,146	1,493	2,437
Federal funds purchased	(19)	7	(140)
Other short-term borrowings	2,028	(49)	176
Dividends paid on common stock	(402)	(422)	(423)
Dividends paid on preferred stock	(52)	(75)	(67)
Proceeds from issuance of long-term debt	3,735	3,091	6,570
Repayment of long-term debt	(5,119)	(2,205)	(1,399)
Repurchases of treasury stock and related forward contracts	(661)	(850)	(654)
Issuance of preferred stock	-	-	297
Other	(31)	(28)	(22)

Net Cash Provided by Financing Activities	625	962	6,775

Decrease in Cash and Due from Banks	(148)	(551)	(87)
Cash and Due from Banks at Beginning of Period	2,540	3,091	3,178

Cash and Due from Banks at End of Period	$2,392	2,540	3,091

Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

99  Fifth Third Bancorp

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method of accounting and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances among consolidated entities have been eliminated.

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

Portfolio Loans and Leases

Basis of Accounting

Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred direct loan origination fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the estimated life of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding computed using the effective interest method.

Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting.

        Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the acquisition date, increases in expected cash flows over those expected at the acquisition date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present value of any decreases in expected cash flows after the acquisition date as a result of credit deterioration is recognized by recording an ALLL or a direct charge-off. Subsequent to the acquisition date, the methods utilized to estimate the required ALLL are similar to originated loans. This method of accounting for loans acquired with deteriorated credit quality does not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements.

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

100 Fifth Third Bancorp

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

Nonaccrual Loans and Leases

When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well-secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the restructured terms. Well-secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from the sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

        Nonaccrual commercial loans and nonaccrual credit card loans are generally accounted for on the cost recovery method. The Bancorp believes the cost recovery method is appropriate for nonaccrual commercial loans and nonaccrual credit card loans because the assessment of collectability of the remaining recorded investment of these loans involves a high degree of subjectivity and uncertainty due to the nature or absence of underlying collateral. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire recorded investment is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. Nonaccrual residential mortgage loans and other nonaccrual consumer loans are generally accounted for on the cash basis method. The Bancorp believes the cash basis method is appropriate for nonaccrual residential mortgage and other nonaccrual consumer loans because such loans have generally been written down to estimated collateral values and the collectability of the remaining investment involves only an assessment of the fair value of the underlying collateral, which can be measured more objectively with a lesser degree of uncertainty than assessments of typical commercial loan collateral. Under the cash basis method, interest income is recognized when cash is received, to the extent such income would have been accrued on the loan’s remaining balance at the contractual rate. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement and are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection.

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

        The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans and credit card loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or more prior to the modification in accordance with the modified terms and collectability is reasonably assured for all remaining contractual payments under the modified terms.

101  Fifth Third Bancorp

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

        The Bancorp’s methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans.

102  Fifth Third Bancorp

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

Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from migration analyses for several portfolio stratifications, which track the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories.

During 2016, the Bancorp refined its estimation techniques for the ALLL to introduce individual loss rate migration analyses for several commercial loan portfolio stratifications as contrasted to the single composite loss rate migration analysis for the entire commercial loan portfolio which was used in prior periods. These refinements did not substantively change any material aspect of the Bancorp’s overall approach in the determination of the ALLL and there have been no material changes in assumptions as compared to prior periods that impacted the determination of the current period allowance.

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

The Bancorp also considers qualitative factors in determining the ALLL. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends when determining the collateral value qualitative factor.

        The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the U.S. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

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

        The Bancorp’s loan sales and securitizations are generally structured with servicing retained. As a result, servicing rights resulting from residential mortgage loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life and the OAS spread, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

103 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Receivable Agreements

In conjunction with Vantiv, Inc.’s IPO in 2012, the Bancorp entered into two TRAs with Vantiv, Inc. The TRAs provide for payments by Vantiv, Inc. to the Bancorp of 85% of the cash savings actually realized as a result of the increase in tax basis that results from the historical or future purchase of equity in Vantiv Holding, LLC from the Bancorp or from the exchange of equity units in Vantiv Holding, LLC for cash or Class A Stock, as well as any tax benefits attributable to payments made under the TRA. Any actual increase in tax basis, as well as the amount and timing of any payments made under the TRA depend on a number of uncertain factors, the most significant of which is the realization of the tax benefits by Vantiv, Inc., which depends on the amount and timing of Vantiv, Inc.’s reportable taxable income. The Bancorp accounts for these TRAs as gain contingencies and recognizes income when all uncertainties surrounding the realization of such amounts are resolved.

Income Taxes

The Bancorp accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under the asset and liability method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credits and net operating loss carryforwards. The net balances of deferred tax assets and liabilities are reported in other assets and accrued taxes, interest and expenses in the Consolidated Balance Sheets.

104  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any effect of a change in federal or state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The Bancorp reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit. Accrued taxes represent the net expected amount due to and/or from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets.

The Bancorp evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Bancorp’s judgment about relevant factors affecting their realization, including the taxable income within any applicable carryback periods, future projected taxable income, the reversal of taxable temporary differences and tax-planning strategies. The Bancorp records a valuation allowance for deferred tax assets where the Bancorp does not believe that it is more-likely-than-not that the deferred tax assets will be realized.

Income tax benefits from uncertain tax positions are recognized in the financial statements only if the Bancorp believes that it is more-likely-than-not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the Bancorp does not believe that it is more-likely-than-not that an uncertain tax position will be sustained, the Bancorp records a liability for the uncertain tax position. If the Bancorp believes that it is more likely than not that an uncertain tax position will be sustained, the Bancorp only records a tax benefit for the portion of the uncertain tax position where the likelihood of realization is greater than 50% upon settlement with the relevant taxing authority that has full knowledge of all relevant information. The Bancorp recognizes interest expense, interest income and penalties related to unrecognized tax benefits within current income tax expense. Refer to Note 20 for further discussion regarding income taxes.

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

105  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The Bancorp may, as a practical expedient, measure the fair value of certain investments on the basis of the net asset value per share of the investment, or its equivalent. Any investments which are valued using this practical expedient are not classified in the fair value hierarchy. Refer to Note 27 for further information on fair value measurements.

Stock-Based Compensation

The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 24.

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

Other

Securities and other property held by Fifth Third Wealth and Asset Management, a division of the Bancorp’s banking subsidiary, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries. Wealth and asset management revenue in the Consolidated Statements of Income is recognized on the accrual basis. Wealth and asset management service revenues are recognized monthly based on a fee charged per transaction processed and/or a fee charged on the market value of average account balances associated with individual contracts.

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

106  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTING AND REPORTING DEVELOPMENTS

Standards Adopted in 2016

The Bancorp adopted the following new accounting standards effective January 1, 2016:

ASU 2014-12 – Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12 which clarifies that a performance target that affects vesting and can be achieved after the requisite service period be treated as a performance condition. The amended guidance provides that an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Bancorp adopted the amended guidance prospectively and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2014-13 – Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued ASU 2014-13 which provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when a) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the Consolidated Financial Statements and b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated

CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the Consolidated Statements of Income. The Bancorp adopted the amended guidance retrospectively and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2014-16 – Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued ASU 2014-16 which clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative features being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The Bancorp adopted the amended guidance on a modified retrospective basis and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2015-01 – Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued ASU 2015-01 which eliminates the concept of extraordinary items from U.S. GAAP. Previously, an event or transaction was presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supported its classification as an extraordinary item, which had to be both unusual in nature and infrequent in occurrence. An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or disclose earnings per share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The Bancorp adopted the amended guidance prospectively and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02 which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

107  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp adopted the amended guidance on a modified retrospective basis and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2015-03 – Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. Subsequent to issuance of ASU 2015-03, the FASB also issued ASU 2015-15 to incorporate comments from the SEC that its staff would not object to an entity deferring and presenting debt issuance costs for line-of-credit arrangements as an asset and subsequently amortizing these costs ratably over the term of the line of credit arrangement, regardless of whether there were any outstanding borrowings on the line of credit arrangement. The Bancorp adopted the amended guidance in ASU 2015-03 and ASU 2015-15 retrospectively. Upon adoption, the Bancorp reclassified approximately $34 million of debt issuance costs from other assets to a direct deduction from long-term debt in the Consolidated Balance Sheets.

ASU 2015-04 – Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued ASU 2015-04 which simplifies an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption did not have an impact on the Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month-end.

ASU 2015-05 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU 2015-05 which amended guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the amended guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Bancorp adopted the amended guidance prospectively to all arrangements entered into or materially modified after the effective date. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2015-07 – Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued ASU 2015-07 which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amended guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Bancorp adopted the amended guidance retrospectively and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16 to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance eliminates the requirement to retrospectively account for those adjustments and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer shall record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Bancorp adopted the amended guidance prospectively and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-09 – Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 to simplify the accounting for share-based compensation paid to employees. The amended guidance 1) requires excess tax benefits and tax deficiencies on share-based payments to employees to be recognized directly to income tax expense or benefit in the Consolidated Income Statements; 2) requires excess tax benefits to be included as operating activities on the Consolidated Statements of Cash Flows; 3) provides entities with the option of making an accounting policy election to account for forfeitures of share-based payments as they occur instead of estimating the awards expected to be forfeited; and 4) changes the threshold to qualify for equity classification to permit withholdings up to the maximum statutory tax rate in the applicable jurisdiction. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.

        As permitted, the Bancorp elected to early adopt the amended guidance during the fourth quarter of 2016 with an effective date of January 1, 2016. The changes to the recognition of excess tax benefits were applied prospectively beginning January 1, 2016, resulting in a reclassification from capital surplus to income tax expense for the excess tax benefits originally recorded to capital surplus during 2016. This reclassification did not materially impact the Consolidated Financial Statements for the year ended December 31, 2016 but the reclassification did affect previously reported results for interim periods. Net tax deficiencies of $1 million, $5 million and $0 were reclassified from capital surplus to applicable income tax expense during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively, related to the adoption. The Bancorp adopted the amendments to presentation requirements for the Consolidated Statements of Cash Flows on a prospective basis and the impact of adopting these amendments was not material.

108  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp elected to continue estimating awards expected to be forfeited, and therefore this amended guidance did not have an impact on the Consolidated Financial Statements. The amended guidance also contained other provisions which either did not apply to the Bancorp or did not have a material impact on the Consolidated Financial Statements upon adoption.

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2016:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and the effective date and transition requirements are consistent with those in the original ASU. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the amendments recognized at the date of initial application. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Bancorp’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Consolidated Financial Statements, although the Bancorp will also be subject to expanded disclosure requirements upon adoption and the Bancorp’s revenue recognition processes for wealth and asset management revenue, corporate banking revenue, and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees and related rewards programs, which are subject to interpretation and for which the Bancorp has not made final conclusions regarding the applicability and the related impact, if any. Accordingly, the results of the Bancorp’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached.

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. The guidance on equity securities without a readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. The Bancorp is currently in the process of developing an inventory of all leases and accumulating the lease data necessary to apply the amended guidance. The Bancorp is continuing to evaluate the impact of the amended guidance on its Consolidated Financial Statements, but the effects of recognizing most operating leases on the Consolidated Balance Sheets are expected to be material. The Bancorp expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments disclosed in Note 7 based on the present value of unpaid lease payments as of the date of adoption.

ASU 2016-04 – Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, the FASB issued ASU 2016-04 which permits proportional derecognition of the liability for unused funds on certain prepaid stored-value products (known as breakage) to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur.

109 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments do not apply to any prepaid stored-value products that are attached to a segregated customer deposit account, or products for which unused funds are subject to unclaimed property remittance laws. The amended guidance may be applied retrospectively to all comparable periods presented in the year of adoption or applied on a modified retrospective basis by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018 and is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements. However, the Bancorp’s preliminary analysis suggests that most of its prepaid stored-value products will not be affected by the amended guidance.

ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05 which clarifies that a change in counterparty in a derivative contract does not, in and of itself, represent a change in critical terms that would require discontinuation of hedge accounting provided that other hedge accounting criteria continue to be met. The Bancorp adopted the amended guidance prospectively on January 1, 2017. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016-06 which clarifies the requirements for determining when contingent put and call options embedded in debt instruments should be bifurcated from the debt instrument and accounted for separately as derivatives. A four-step decision sequence should be followed in determining whether such options are clearly and closely related to the economic characteristics and risks of the debt instrument, which determines whether bifurcation is necessary. The Bancorp adopted the amended guidance on January 1, 2017 on a modified retrospective basis. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-07 – Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07 to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, eliminating the requirement to retrospectively apply the equity method of accounting back to the date of the initial investment. The Bancorp adopted the amended guidance prospectively on January 1, 2017. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments, including trade and other receivables, loans, debt securities, net investments in leases, and off-balance-sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted as early as January 1, 2019. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. While the Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Bancorp’s loan and lease portfolio at the time of adoption.

ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 to clarify the guidance for classification of certain cash receipts and payments within an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

110 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2016-17 – Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control

In October 2016, the FASB issued ASU 2016-17 which changes the accounting for the consolidation of VIEs in certain situations involving entities under common control. Specifically, the amendments change how the indirect interests held through related parties that are under common control should be included in a reporting entity’s evaluation of whether it is a primary beneficiary of a VIE. Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a VIE on a proportionate basis. Currently, the indirect interests held by the related parties that are under common control are considered to be the equivalent of direct interests in their entirety. The Bancorp adopted the amended guidance retrospectively on January 1, 2017. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18 to provide clarifying guidance on the classification and presentation of changes in restricted cash on an entity’s statements of cash flows. The guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is to be applied retrospectively to all periods presented. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amended guidance provides a screen which states that when substantially all of the fair value of assets acquired (or disposed) is concentrated in a single asset or group of similar assets, then the set of assets and activities would not be considered a business. The amended guidance is effective for the Bancorp on January 1, 2018, and is to be applied prospectively. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment by removing the second step, which measures the amount of impairment loss, if any. Instead, the amended guidance states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This would apply to all reporting units, including those with zero or negative carrying amounts of net assets. The amended guidance is effective for the Bancorp on January 1, 2020, and is to be applied prospectively. Early adoption is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2016	2015	2014

Cash Payments:
Interest	$578	475	429
Income taxes	800	400	550

Non-cash Investing and Financing Activities:
Portfolio loans to loans held for sale	238	487	855
Loans held for sale to portfolio loans	28	288	31
Portfolio loans to OREO	49	105	145
Loans held for sale to OREO	-	-	2
Capital lease	-	4	15

3. RESTRICTIONS ON CASH, DIVIDENDS AND OTHER CAPITAL ACTIONS

Reserve Requirement

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities when total reservable deposit liabilities are greater than the regulatory exemption, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. The noninterest-bearing portion of the Bancorp’s deposit at the FRB is held in cash and due from banks in the Consolidated Balance Sheets while the interest-bearing portion is held in other short-term investments in the Consolidated Balance Sheets. At December 31, 2016 and 2015, the Bancorp’s banking subsidiary reserve requirement was $1.6 billion and $1.9 billion, respectively. Additionally, the Bancorp’s banking subsidiary average reserve requirement was $1.6 billion and $1.8 billion in 2016 and 2015, respectively.

111 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictions on Cash Dividends

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $1.9 billion and $1.0 billion in dividends during the years ended December 31, 2016 and 2015, respectively. The Bancorp’s nonbank-subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

Capital Actions

In 2011, the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2016 stress testing program and CCAR on January 28, 2016, with firm submissions of stress test results and capital plans due to the FRB on April 5, 2016, which the Bancorp submitted as required.

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

On June 29, 2016, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2016 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2016 and ending June 30, 2017:

●	The potential increase in the quarterly common stock dividend to $0.14 in the fourth quarter of 2016;
●	The potential repurchase of common shares in an amount up to $660 million, which includes $84 million in repurchases related to share issuances under employee benefit plans;
●	The additional ability to repurchase shares in the amount of any realized after-tax gains from the sale of Vantiv, Inc. common stock, if executed;
●	The additional ability to repurchase shares in the amount of any realized after-tax gains from the termination and settlement of any portion of the TRA with Vantiv, Inc., if executed.

As contemplated by the 2015 CCAR, during the first quarter of 2016, the Bancorp entered into a $240 million accelerated share repurchase transaction and during the second quarter of 2016, the Bancorp repurchased approximately $26 million of its outstanding common stock through open market share repurchase transactions. Additionally, as contemplated by the 2016 CCAR, the Bancorp entered into $240 million and $155 million accelerated share repurchase transactions during the third and fourth quarters of 2016, respectively. For further information, refer to Note 23. In the fourth quarter of 2016, the Bancorp increased the quarterly common stock dividend to $0.14.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On June 23, 2016 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules in a press release.

The BHCs that participated in the 2016 CCAR, including the Bancorp, were required to also conduct mid-cycle company-run stress tests using data as of June 30, 2016. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The Bancorp reported its mid-cycle stress test results to the FRB by the required October 5, 2016 submission date. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on October 27, 2016. These results represented estimates of the Bancorp’s results from the third quarter of 2016 through the third quarter of 2018 under the severely adverse scenario, which is considered highly unlikely to occur.

112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of December 31:

	2016				2015

($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$547	2	-	549	1,155	32	-	1,187
Obligations of states and political subdivisions securities	44	1	-	45	50	2	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,525	178	(95)	15,608	14,811	283	(13)	15,081
Agency commercial mortgage-backed securities	9,029	87	(61)	9,055	7,795	100	(33)	7,862
Non-agency commercial mortgage-backed securities	3,076	51	(15)	3,112	2,801	35	(32)	2,804
Asset-backed securities and other debt securities	2,106	28	(18)	2,116	1,363	13	(21)	1,355
Equity securities(b)	697	3	(2)	698	703	2	(2)	703

Total available-for-sale and other securities	$31,024	350	(191)	31,183	28,678	467	(101)	29,044

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$24	-	-	24	68	-	-	68
Asset-backed securities and other debt securities	2	-	-	2	2	-	-	2

Total held-to-maturity securities	$26	-	-	26	70	-	-	70

(a)

Includes interest-only mortgage-backed securities of $60 and $50 as of December 31, 2016 and 2015, respectively, recorded at fair value with fair value changes recorded in securities gains, net, in the Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $358, and $1, respectively, at December 31, 2016 and $248, $355 and $1, respectively, at December 31, 2015, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2016	2015	2014

Realized gains	$72	97	70
Realized losses	(45)	(76)	(9)
OTTI	(16)	(5)	(24)

Net realized gains(a)	$11	16	37

(a)	Excludes net losses on interest-only mortgage-backed securities of $4, $4 and $17 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table provides a summary of OTTI by security type:

($ in millions)	2016	2015	2014

Available-for-sale and other debt securities	$(15)	(5)	(24)
Available-for-sale equity securities	(1)	-	-

Total OTTI(a)	$(16)	(5)	(24)

(a)	Included in securities gains, net, in the Consolidated Statements of Income.

Trading securities were $410 million as of December 31, 2016, compared to $386 million at December 31, 2015. The following table presents total gains and losses that were recognized in income from trading securities for the years ended December 31:

($ in millions)	2016	2015	2014

Realized gains(a)	$9	6	8
Realized losses(b)	(13)	(10)	(7)
Net unrealized gains (losses)(c)	4	(3)	(3)

Total trading securities losses	$-	(7)	(2)

(a)

Includes realized gains of $7, $6 and $4 for the years ended December 31, 2016, 2015 and 2014, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

(b)

Includes realized losses of $10, $10 and $7 for the years ended December 31, 2016, 2015 and 2014, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized gains for the years ended December 31, 2016 and 2015, respectively, and an immaterial amount of net unrealized losses for the year ended 2014 recorded in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

At December 31, 2016 and 2015, securities with a fair value of $10.1 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of December 31, 2016 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity

($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:(a)
Less than 1 year	$328	332	2	2
1-5 years	7,290	7,347	11	11
5-10 years	20,043	20,146	12	12
Over 10 years	2,666	2,660	1	1
Equity securities	697	698	-	-

Total	$31,024	31,183	26	26

(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

		Less than 12 months		12 months or more		Total

($ in millions)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2016
U.S. Treasury and federal agencies securities	$	199	-	-	-	199	-
Agency residential mortgage-backed securities		6,223	(88)	172	(7)	6,395	(95)
Agency commercial mortgage-backed securities		3,183	(61)	-	-	3,183	(61)
Non-agency commercial mortgage-backed securities		1,052	(15)	-	-	1,052	(15)
Asset-backed securities and other debt securities		422	(8)	336	(10)	758	(18)
Equity securities		-	-	37	(2)	37	(2)

Total	$	11,079	(172)	545	(19)	11,624	(191)

2015
Agency residential mortgage-backed securities	$	2,903	(13)	-	-	2,903	(13)
Agency commercial mortgage-backed securities		3,111	(33)	-	-	3,111	(33)
Non-agency commercial mortgage-backed securities		1,610	(32)	-	-	1,610	(32)
Asset-backed securities and other debt securities		623	(11)	226	(10)	849	(21)
Equity securities		1	(1)	37	(1)	38	(2)

Total	$	8,248	(90)	263	(11)	8,511	(101)

At December 31, 2016 and 2015, an immaterial amount and 1%, respectively, of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities.

114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS AND LEASES

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are generally concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the U.S. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 6.

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of December 31:

($ in millions)	2016	2015

Loans held for sale:
Commercial and industrial loans	$60	20
Commercial mortgage loans	5	34
Residential mortgage loans	686	708
Home equity	-	35
Automobile loans	-	4
Credit card	-	101
Other consumer loans	-	1

Total loans held for sale	$751	903

Portfolio loans and leases:
Commercial and industrial loans	$41,676	42,131
Commercial mortgage loans	6,899	6,957
Commercial construction loans	3,903	3,214
Commercial leases	3,974	3,854

Total commercial loans and leases	56,452	56,156

Residential mortgage loans	15,051	13,716
Home equity	7,695	8,301
Automobile loans	9,983	11,493
Credit card	2,237	2,259
Other consumer loans and leases	680	657

Total consumer loans and leases	35,646	36,426

Total portfolio loans and leases	$92,098	92,582

Total portfolio loans and leases are recorded net of unearned income, which totaled $503 million as of December 31, 2016 and $624 million as of December 31, 2015. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $240 million and $220 million as of December 31, 2016 and 2015, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.1 billion and $11.9 billion at December 31, 2016 and 2015, respectively, pledged at the FHLB, and loans of $40.0 billion and $33.7 billion at December 31, 2016 and 2015, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing		Net Charge-Offs (Recoveries)

($ in millions)	2016	2015	2016	2015	2016	2015

Commercial and industrial loans	$41,736	42,151	4	7	172	229
Commercial mortgage loans	6,904	6,991	-	-	15	27
Commercial construction loans	3,903	3,214	-	-	(1)	3
Commercial leases	3,974	3,854	-	-	4	2
Residential mortgage loans	15,737	14,424	49	40	10	17
Home equity	7,695	8,336	-	-	27	39
Automobile loans	9,983	11,497	9	10	35	28
Credit card	2,237	2,360	22	18	80	82
Other consumer loans and leases	680	658	-	-	20	19

Total loans and leases	$92,849	93,485	84	75	362	446

Less: Loans held for sale	$751	903

Total portfolio loans and leases	$92,098	92,582

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $3.3 billion and $3.1 billion of direct financing leases, net of unearned income, at December 31, 2016 and 2015, respectively, and $701 million and $801 million of leveraged leases, net of unearned income, at December 31, 2016 and 2015, respectively.

115  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax income from leveraged leases was $38 million and included $16 million of gains on early terminations during the year ended December 31, 2016. Pre-tax income from leveraged leases was $27 million and included $7 million of gains on early terminations during the year ended December 31, 2015. The tax effect of this income was a benefit of $10 million and an expense $1 million during the years ended December 31, 2016 and 2015, respectively.

The following table provides the components of the commercial lease financing portfolio as of December 31:

($ in millions)	2016	2015

Rentals receivable, net of principal and interest on nonrecourse debt	$3,551	3,550
Estimated residual value of leased assets	903	906
Initial direct cost, net of amortization	23	22

Gross investment in lease financing	4,477	4,478
Unearned income	(503)	(624)

Net investment in commercial lease financing(a)	$3,974	3,854

(a)	The accumulated allowance for uncollectible minimum lease payments was $15 and $47 at December 31, 2016 and 2015, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $1 million and $8 million of residual value write-downs related to commercial leases for the years ended December 31, 2016 and 2015, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2016, the minimum future lease payments receivable for each of the years 2017 through 2021 was $813 million, $716 million, $611 million, $482 million and $361 million, respectively.

116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$840	100	217	115	1,272
Charge-offs	(232)	(19)	(205)	-	(456)
Recoveries of losses previously charged-off	42	9	43	-	94
Provision for loan and lease losses	181	6	159	(3)	343

Balance, end of period	$831	96	214	112	1,253

2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$875	104	237	106	1,322
Charge-offs	(298)	(28)	(216)	-	(542)
Recoveries of losses previously charged-off	37	11	48	-	96
Provision for loan and lease losses	226	13	148	9	396

Balance, end of period	$840	100	217	115	1,272

2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$1,058	189	225	110	1,582
Charge-offs	(299)	(139)	(241)	-	(679)
Recoveries of losses previously charged-off	38	13	53	-	104
Provision for loan and lease losses	78	41	200	(4)	315

Balance, end of period	$875	104	237	106	1,322

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$118 (c)	68	44	-	230
Collectively evaluated for impairment	713	28	170	-	911
Unallocated	-	-	-	112	112

Total ALLL	$831	96	214	112	1,253

Portfolio loans and leases:(b)
Individually evaluated for impairment	$904 (c)	652	371	-	1,927
Collectively evaluated for impairment	55,548	14,253	20,224	-	90,025
Loans acquired with deteriorated credit quality	-	3	-	-	3

Total portfolio loans and leases	$56,452	14,908	20,595	-	91,955

(a)	Includes $2 related to leveraged leases at December 31, 2016.
(b)	Excludes $143 of residential mortgage loans measured at fair value, and includes $701 of leveraged leases, net of unearned income, at December 31, 2016.
(c)

Includes five restructured loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $26 and an ALLL of $18.

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

117  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT RISK PROFILE

Commercial Portfolio Segment

For purposes of analyzing historic loss rates used in the determination of the ALLL and monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leases.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$38,844	1,204	1,604	24	41,676
Commercial mortgage owner-occupied loans	3,168	72	117	3	3,360
Commercial mortgage nonowner-occupied loans	3,466	4	69	-	3,539
Commercial construction loans	3,902	1	-	-	3,903
Commercial leases	3,894	54	26	-	3,974

Total commercial loans and leases	$53,274	1,335	1,816	27	56,452

As of December 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$38,756	1,633	1,742	-	42,131
Commercial mortgage owner-occupied loans	3,344	124	191	-	3,659
Commercial mortgage nonowner-occupied loans	3,105	63	130	-	3,298
Commercial construction loans	3,201	4	9	-	3,214
Commercial leases	3,724	93	37	-	3,854

Total commercial loans and leases	$52,130	1,917	2,109	-	56,156

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 for additional information on delinquency and nonperforming loan accounting and reporting policies.

118  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

	2016		2015

($ in millions)	Performing	Nonperforming	Performing	Nonperforming

Residential mortgage loans(a)	$14,874	34	13,498	51
Home equity	7,622	73	8,222	79
Automobile loans	9,981	2	11,491	2
Credit card	2,209	28	2,226	33
Other consumer loans and leases	680	-	657	-

Total residential mortgage and consumer loans and leases(a)	$35,366	137	36,094	165

(a)	Excludes $143 and $167 of loans measured at fair value at December 31, 2016 and 2015, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current Loans and Leases(c)	Past Due				90 Days Past Due and Still Accruing

As of December 31, 2016 ($ in millions)		30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases

Commercial loans and leases:
Commercial and industrial loans	$41,495	87	94	181	41,676	4
Commercial mortgage owner-occupied loans	3,332	6	22	28	3,360	-
Commercial mortgage nonowner-occupied loans	3,530	2	7	9	3,539	-
Commercial construction loans	3,902	1	-	1	3,903	-
Commercial leases	3,972	-	2	2	3,974	-
Residential mortgage loans(a)(b)	14,790	37	81	118	14,908	49
Consumer loans and leases:
Home equity	7,570	68	57	125	7,695	-
Automobile loans	9,886	85	12	97	9,983	9
Credit card	2,183	28	26	54	2,237	22
Other consumer loans and leases	679	1	-	1	680	-

Total portfolio loans and leases(a)	$91,339	315	301	616	91,955	84

(a)	Excludes $143 of residential mortgage loans measured at fair value at December 31, 2016.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2016, $110 of these loans were 30-89 days past due and $312 were 90 days or more past due. The Bancorp recognized $6 of losses during the year ended December 31, 2016 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(c)	Past Due				90 Days Past Due and Still Accruing

As of December 31, 2015 ($ in millions)		30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases

Commercial loans and leases:
Commercial and industrial loans	$41,996	55	80	135	42,131	7
Commercial mortgage owner-occupied loans	3,610	15	34	49	3,659	-
Commercial mortgage nonowner-occupied loans	3,262	9	27	36	3,298	-
Commercial construction loans	3,214	-	-	-	3,214	-
Commercial leases	3,850	3	1	4	3,854	-
Residential mortgage loans(a)(b)	13,420	37	92	129	13,549	40
Consumer loans and leases:
Home equity	8,158	82	61	143	8,301	-
Automobile loans	11,407	75	11	86	11,493	10
Credit card	2,207	29	23	52	2,259	18
Other consumer loans and leases	656	1	-	1	657	-

Total portfolio loans and leases(a)	$91,780	306	329	635	92,415	75

(a)	Excludes $167 of residential mortgage loans measured at fair value at December 31, 2015.
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

119  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2016 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL

With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$440	414		94
Commercial mortgage owner-occupied loans(b)	24	16		5
Commercial mortgage nonowner-occupied loans	7	6		1
Commercial leases	2	2		-
Restructured residential mortgage loans	471	465		68
Restructured consumer loans and leases:
Home equity	202	201		30
Automobile loans	12	12		2
Credit card	52	52		12

Total impaired portfolio loans and leases with a related ALLL	$1,210	1,168		212

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$394	320		-
Commercial mortgage owner-occupied loans	36	35		-
Commercial mortgage nonowner-occupied loans	93	83		-
Commercial leases	2	2		-
Restructured residential mortgage loans	207	187		-
Restructured consumer loans and leases:
Home equity	107	104		-
Automobile loans	3	2		-

Total impaired portfolio loans and leases with no related ALLL	$842	733		-

Total impaired portfolio loans and leases	$2,052	1,901	(a)	212

(a)

Includes $322, $635 and $323, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $192, $17 and $48, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2016.

(b)

Excludes five restructured loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $26, a recorded investment of $26 and an ALLL of $18.

120  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 ($ in millions)		Unpaid Principal Balance	Recorded Investment	ALLL

With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$	412	346	84
Commercial mortgage owner-occupied loans(b)		28	21	5
Commercial mortgage nonowner-occupied loans		75	64	12
Commercial construction loans		4	4	2
Commercial leases		3	3	1
Restructured residential mortgage loans		450	444	67
Restructured consumer loans and leases:
Home equity		226	225	32
Automobile loans		17	16	2
Credit card		61	61	15

Total impaired portfolio loans and leases with a related ALLL	$	1,276	1,184	220

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$	228	182	-
Commercial mortgage owner-occupied loans		54	51	-
Commercial mortgage nonowner-occupied loans		126	111	-
Commercial construction loans		9	5	-
Commercial leases		1	1	-
Restructured residential mortgage loans		210	186	-
Restructured consumer loans and leases:
Home equity		122	119	-
Automobile loans		3	3	-

Total impaired portfolio loans and leases with no related ALLL	$	753	658	-

Total impaired portfolio loans and leases	$	2,029	1,842 (a)	220

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

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the years ended December 31:

	2016		2015		2014

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans and leases:
Commercial and industrial loans	$691	10	663	21	786	25
Commercial mortgage owner-occupied loans(a)	63	1	92	2	149	4
Commercial mortgage nonowner-occupied loans	139	5	224	7	268	8
Commercial construction loans	3	-	41	1	92	2
Commercial leases	5	-	5	-	13	-
Restructured residential mortgage loans	647	25	586	23	1,273	54
Restructured consumer loans and leases:
Home equity	325	12	361	13	394	20
Automobile loans	17	-	22	1	24	1
Credit card	56	5	68	6	62	5

Total average impaired portfolio loans and leases	$1,946	58	2,062	74	3,061	119

(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $26, $27 and $28 for the years ended December 31, 2016, 2015 and 2014, respectively. An immaterial amount of interest income was recognized during the years ended December 31, 2016, 2015 and 2014.

121  Fifth Third Bancorp

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

($ in millions)	2016	2015

Commercial loans and leases:
Commercial and industrial loans	$478	259
Commercial mortgage owner-occupied loans(a)	32	46
Commercial mortgage nonowner-occupied loans	9	35
Commercial leases	4	1

Total nonaccrual portfolio commercial loans and leases	523	341

Residential mortgage loans	34	51
Consumer loans and leases:
Home equity	73	79
Automobile loans	2	2
Credit card	28	33

Total nonaccrual portfolio consumer loans and leases	103	114

Total nonaccrual portfolio loans and leases(b)(c)	$660	506

OREO and other repossessed property	78	141

Total nonperforming portfolio assets(b)(c)	$738	647

(a)

Excludes $19 and $20 of restructured nonaccrual loans at December 31, 2016 and 2015, respectively, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due the risk being assumed by a third party.

(b)	Excludes $13 and $12 of nonaccrual loans held for sale at December 31, 2016 and 2015, respectively.
(c)

Includes $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2016 and 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at December 31, 2016 and 2015, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $260 million and $303 million as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, the Bancorp had $82 million and $57 million in line of credit and letter of credit commitments, respectively, compared to $39 million and $23 million in line of credit and letter of credit commitments as of December 31, 2015, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

122  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of loans, by class, modified in a TDR by the Bancorp during the years ended December 31:

2016 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans and leases:
Commercial and industrial loans	74	$ 183	14	-
Commercial mortgage owner-occupied loans	12	11	-	-
Commercial mortgage nonowner-occupied loans	4	5	2	-
Commercial leases	5	16	-	-
Residential mortgage loans	924	137	8	-
Consumer loans:
Home equity	219	15	-	-
Automobile loans	221	3	-	-
Credit card	9,519	43	8	4

Total portfolio loans and leases	10,978	$ 413	32	4

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2015 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans:
Commercial and industrial loans	77	$ 146	7	3
Commercial mortgage owner-occupied loans	18	16	(2)	-
Commercial mortgage nonowner-occupied loans	12	7	(1)	-
Residential mortgage loans	1,089	155	8	-
Consumer loans:
Home equity	267	16	(1)	-
Automobile loans	440	7	1	-
Credit card	12,569	62	11	7

Total portfolio loans	14,472	$ 409	23	10

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2014 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans:
Commercial and industrial loans	128	$ 230	12	6
Commercial mortgage owner-occupied loans	32	54	(1)	-
Commercial mortgage nonowner-occupied loans	28	30	(3)	2
Residential mortgage loans	1,093	160	8	-
Consumer loans:
Home equity	284	12	-	-
Automobile loans	608	10	1	-
Credit card	8,929	52	10	-

Total portfolio loans	11,102	$ 548	27	8

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

123  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2016, 2015 and 2014 and were within twelve months of the restructuring date:

December 31, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	8	$5
Commercial mortgage nonowner-occupied loans	2	-
Commercial leases	2	1
Residential mortgage loans	172	25
Consumer loans:
Home equity	17	1
Automobile loans	2	-
Credit card	1,715	7

Total portfolio loans and leases	1,918	$39

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans:
Commercial and industrial loans	7	$11
Commercial mortgage owner-occupied loans	3	1
Residential mortgage loans	156	21
Consumer loans:
Home equity	15	1
Automobile loans	8	-
Credit card	1,935	8

Total portfolio loans	2,124	$42

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans:
Commercial and industrial loans	11	$36
Commercial mortgage owner-occupied loans	3	4
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	235	32
Consumer loans:
Home equity	30	2
Automobile loans	6	-
Credit card	2,059	12

Total portfolio loans	2,346	$87

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life	2016	2015

Land and improvements(a)		$663	685
Buildings(a)	2 - 30 yrs.	1,672	1,755
Equipment	2 - 30 yrs.	1,761	1,696
Leasehold improvements	1 - 30 yrs.	398	403
Construction in progress(a)		99	85
Bank premises and equipment held for sale:
Land and improvements		29	55
Buildings		9	20
Equipment		1	3
Leasehold improvements		-	3
Accumulated depreciation and amortization		(2,567)	(2,466)

Total bank premises and equipment		$2,065	2,239

(a)

At December 31, 2016 and 2015, land and improvements, buildings and construction in progress included $92 and $102, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment was $242 million, $256 million and $254 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank and recorded a gain on the sale of $8 million in other noninterest income in the Consolidated Statements of Income. Additionally, on April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania and recorded a gain on the sale of $11 million in other noninterest income in the Consolidated Statements of Income. Both transactions were part of the Branch Consolidation and Sales Plan.

As of December 31, 2016, the Bancorp had 64 branch locations and 35 parcels of undeveloped land that had been acquired for future branch expansion that it intended to consolidate or sell. These branch locations and parcels of undeveloped land, which include unsold properties from the Branch Consolidation and Sales Plan as well as properties included in the September 13,

2016 announcement, represent $39 million, $16 million and $1 million of land and improvements, buildings and equipment, respectively, included in bank premises and equipment in the Consolidated Balance Sheets as of December 31, 2016, of which $29 million, $9 million and $1 million, respectively, were classified as held for sale.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $32 million, $109 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

On September 29, 2016, the Bancorp closed on the sale of an office complex. The sale also included all of the Bancorp’s rights, title and interest as a landlord under existing leases in the complex. Under the terms of the transaction, the Bancorp received proceeds of approximately $31 million and entered into a lease agreement whereby the Bancorp leased-back approximately 25% of the office complex. In conjunction with the transaction, which qualified as a sale-leaseback under U.S. GAAP, the Bancorp retired assets with a net book value of approximately $10 million, recognized a deferred gain of $10 million, which is being amortized as a reduction of rent expense over the 15 year lease term, and recorded a gain on the transaction of $11 million in other noninterest income in the Consolidated Statements of Income.

Gross occupancy expense for cancelable and noncancelable leases, which is included in net occupancy expense in the Consolidated Statements of Income, was $100 million, $110 million and $100 million for the years ended December 31, 2016, 2015 and 2014, respectively, which was reduced by rental income from leased premises of $16 million, $18 million and $17 million during the years ended December 31, 2016, 2015 and 2014, respectively. The Bancorp’s subsidiaries have entered into a number of noncancelable operating and capital lease agreements with respect to bank premises and equipment.

125  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the annual future minimum payments under noncancelable operating leases and capital leases for the years ending December 31:

($ in millions)	Noncancelable Operating Leases	Capital Leases

2017	$88	6
2018	84	6
2019	77	5
2020	65	1
2021	52	-
Thereafter	210	1

Total minimum lease payments	$576	19

Less: Amounts representing interest	-	2
Present value of net minimum lease payments	-	17

8. OPERATING LEASE EQUIPMENT

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Total impairment losses associated with operating lease assets were $20 million and $36 million for the years ended December 31, 2016 and 2015, respectively. The recognized impairment losses were recorded in corporate banking revenue in the Consolidated Statements of Income.

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

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2016 and 2015 were as follows:

	Commercial	Branch	Consumer	Wealth and Asset
($ in millions)	Banking	Banking	Lending	Management	Total

Goodwill	$1,363	1,655	215	148	3,381
Accumulated impairment losses	(750)	-	(215)	-	(965)

Net carrying amount as of December 31, 2014	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-

Net carrying amount as of December 31, 2015	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-

Net carrying amount as of December 31, 2016	$613	1,655	-	148	2,416

10. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at December 31, 2016 of 4.1 years.

The details of the Bancorp’s intangible assets are shown in the following table:

	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

As of December 31, 2016
Core deposit intangibles	$34	(27)	7
Other	15	(13)	2

Total intangible assets	$49	(40)	9

As of December 31, 2015
Core deposit intangibles	$34	(26)	8
Other	33	(29)	4

Total intangible assets	$67	(55)	12

As of December 31, 2016, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for both the years ended December 31,

2016 and 2015 was $2 million and amortization expense recognized on intangible assets for the year ended December 31, 2014 was $4 million.

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp’s projections of amortization expense shown on the following table is based on existing asset balances as of

December 31, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2017 through 2021 is as follows:

($ in millions)	Total

2017	$2
2018	1
2019	1
2020	1
2021	1

11. VARIABLE INTEREST ENTITIES

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity at risk to finance their activities without additional subordinated financial support or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Consolidated Balance Sheets as of:

	Automobile Loan	CDC
December 31, 2016 ($ in millions)	Securitizations	Investments	Total

Assets:
Cash and due from banks	$84	1	85
Commercial mortgage loans	-	46	46
Automobile loans	1,170	-	1,170
ALLL	(6)	(20)	(26)
Other assets	9	-	9

Total assets	$1,257	27	1,284

Liabilities:
Other liabilities	$3	-	3
Long-term debt	1,094	-	1,094

Total liabilities	$1,097	-	1,097

Noncontrolling interests	$-	27	27

	Automobile Loan	CDC
December 31, 2015 ($ in millions)	Securitizations	Investments	Total

Assets:
Cash and due from banks	$151	1	152
Commercial mortgage loans	-	47	47
Automobile loans	2,490	-	2,490
ALLL	(11)	(17)	(28)
Other assets(a)	14	-	14

Total assets(a)	$2,644	31	2,675

Liabilities:
Other liabilities	$3	-	3
Long-term debt(a)	2,487	-	2,487

Total liabilities(a)	$2,490	-	2,490

Noncontrolling interests	$-	31	31

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $6 of debt issuance costs from other assets to long-term debt. For further information refer to Note 1.

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

127  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2016 and 2015 was $31 million and $27 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

	Total	Total	Maximum
December 31, 2016 ($ in millions)	Assets	Liabilities	Exposure

CDC investments	$1,421	357	1,421
Private equity investments	176	-	232
Loans provided to VIEs	1,735	-	2,672

	Total	Total	Maximum
December 31, 2015 ($ in millions)	Assets	Liabilities	Exposure

CDC investments	$1,455	367	1,455
Private equity investments	211	-	271
Loans provided to VIEs	1,630	-	2,599

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

        At both December 31, 2016 and 2015, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $349 million and $356 million at December 31, 2016 and 2015, respectively. The unfunded commitments as of December 31, 2016 are expected to be funded from 2017 to 2033.

128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Consolidated Statements of
For the years ended December 31 ($ in millions)	Income Caption	2016	2015	2014

Pre-tax investment and impairment losses(a)	Other noninterest expense	$144	126	118
Tax credits and other benefits	Applicable income tax expense	(220)	(205)	(185)

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2016, 2015 and 2014.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in the previous tables. Also, at December 31, 2016 and 2015, the unfunded commitment amounts to the funds were $56 million and $60 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $14 million and $30 million during the years ended December 31, 2016 and 2015, respectively. The Bancorp recognized $9 million and

$1 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2016 and 2015, respectively. The Bancorp did not recognize any OTTI during the year ended December 31, 2014. Refer to Note 27 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2016 and 2015, the Bancorp’s unfunded commitments to these entities were $937 million and $969 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

129  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage TDR Loan Sale

In March of 2015, the Bancorp recognized a $37 million gain, included in other noninterest income in the Consolidated Statements of Income, on the sale of certain HFS residential mortgage loans with a carrying value of $568 million that were previously modified in a TDR. As part of this sale, the Bancorp provided certain standard representations and warranties which have expired. Additionally, the Bancorp did not obtain servicing responsibilities on the sales of these loans and the investors have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2016, 2015 and 2014. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2016	2015		2014

Residential mortgage loan sales(a)	$6,927	5,078	(b)	5,467

Origination fees and gains on loan sales	186	171		153
Gross mortgage servicing fees	199	222		246

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the years ended December 31:

($ in millions)	2016	2015

Carrying amount before valuation allowance:
Balance, beginning of period	$1,204	1,392
Servicing rights that result from the transfer of residential mortgage loans	83	63
Amortization	(131)	(140)
Other-than-temporary impairment	-	(111)

Balance, end of period	$1,156	1,204

Valuation allowance for servicing rights:
Balance, beginning of period	$(419)	(534)
Recovery of MSR impairment	7	4
Other-than-temporary impairment	-	111

Balance, end of period	(412)	(419)

Carrying amount after valuation allowance	$744	785

Amortization expense recognized on servicing rights for the years ended December 31, 2016, 2015 and 2014 was $131 million, $140 million and $121 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of December 31, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2017 through 2021 is as follows:

($ in millions)	Total

2017	$142
2018	124
2019	109
2020	96
2021	84

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

130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the beginning and ending fair value of the servicing rights for the years ended December 31:

($ in millions)	2016	2015

Fixed-rate residential mortgage loans:
Balance, beginning of period	$757	823
Balance, end of period	722	757
Adjustable-rate residential mortgage loans:
Balance, beginning of period	27	33
Balance, end of period	22	27
Fixed-rate automobile loans:
Balance, beginning of period	1	2
Balance, end of period	-	1

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2016	2015	2014

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	24	90	95
Recovery of (provision for) MSR impairment	7	4	(65)

As of December 31, 2016 and 2015, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2016				2015
		Weighted-				Weighted-
		Average	Prepayment		Weighted-	Average	Prepayment		Weighted-
		Life	Speed	OAS Spread	Average	Life	Speed	OAS Spread	Average
	Rate	(in years)	(annual)	(bps)	Default Rate	(in years)	(annual)	(bps)	Default Rate

Residential mortgage loans:
Servicing rights	Fixed	7.2	10.3%	584	N/A	6.9	11.0%	534	N/A
Servicing rights	Adjustable	2.8	30.2	679	N/A	3.4	25.2	303	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2016 and 2015, the Bancorp serviced $53.6 billion and $59.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2016, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment				Residual Servicing
				Speed Assumption				Cash Flows

		Fair	Weighted- Average Life		Impact of Adverse Change on Fair Value			OAS Spread	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$722	6.5	10.2%	$(28)	(55)	(124)	654	$(18)	(35)
Servicing rights	Adjustable	22	3.2	25.3	(1)	(3)	(6)	738	-	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

131  Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2016 and 2015, the balance of collateral held by the Bancorp for derivative assets was $444 million and $821 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2016 and 2015 was $6 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2016 and 2015, the balance of collateral posted by the Bancorp for derivative liabilities was $399 million and $504 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2016 and 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

132  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
December 31, 2016 ($ in millions)	Amount	Assets	Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	323	12

Total fair value hedges		323	12

Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	22	-

Total cash flow hedges		22	-

Total derivatives designated as qualifying hedging instruments		345	12

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	10,522	165	39
Forward contracts related to residential mortgage loans held for sale	1,823	20	3
Swap associated with the sale of Visa, Inc. Class B Shares	1,300	-	91
Foreign exchange contracts	111	-	-

Total free-standing derivatives - risk management and other business purposes		185	133

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	33,431	205	210
Interest rate lock commitments	701	13	1
Commodity contracts	2,095	107	106
Foreign exchange contracts	11,013	202	204

Total free-standing derivatives - customer accommodation		527	521

Total derivatives not designated as qualifying hedging instruments		712	654

Total		$1,057	666

		Fair Value
	Notional	Derivative	Derivative
December 31, 2015 ($ in millions)	Amount	Assets	Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	372	2

Total fair value hedges		372	2

Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	39	-

Total cash flow hedges		39	-

Total derivatives designated as qualifying hedging instruments		411	2

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	11,657	239	9
Forward contracts related to residential mortgage loans held for sale	1,330	3	1
Stock warrant associated with Vantiv Holding, LLC	369	262	-
Swap associated with the sale of Visa, Inc. Class B Shares	1,292	-	61

Total free-standing derivatives - risk management and other business purposes		504	71

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,889	242	249
Interest rate lock commitments	721	15	-
Commodity contracts	2,464	294	276
Foreign exchange contracts	16,243	386	340

Total free-standing derivatives - customer accommodation		937	865

Total derivatives not designated as qualifying hedging instruments		1,441	936

Total		$1,852	938

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of December 31, 2016, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul”

method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

133 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

	Consolidated Statements of Income Caption
For the years ended December 31 ($ in millions)		2016	2015	2014

Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(59)	(29)	120
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	54	25	(126)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2016, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of December 31, 2016, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 36 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2016 and 2015, $10 million and $22 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2016, $15 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016.

During the years ended 2016 and 2015, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains recorded in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2016	2015	2014

Amount of pre-tax net gains recognized in OCI	$30	74	60
Amount of pre-tax net gains reclassified from OCI into net income	48	75	44

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which is accounted for as a free-standing derivative. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of the warrant. During the year ended December 31, 2015, the Bancorp both sold and exercised part of the warrant. During the year ended December 31, 2016, the Bancorp exercised the remaining portion of the warrant. For more information, refer to Note 19.

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

134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Consolidated Statements of Income Caption
For the years ended December 31 ($ in millions)		2016		2015		2014

Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$14		8		(18)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	24		90		95
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	2		23		14
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	73	(a)	325	(a)	31
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(56)		(37)		(38)

(a)

The Bancorp recognized a net gain of $9 on the exercise of the remaining warrant during the fourth quarter of 2016 and a net gain of $89 on both the sale and partial exercise of the warrant during the fourth quarter of 2015.

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2016 and 2015, the total notional amount of the risk participation agreements was $2.5 billion and $1.7 billion, respectively, and the fair value was a liability of $4 million at December 31, 2016 and $3 million at December 31, 2015, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2016, the risk participation agreements had a weighted-average remaining life of 3.1 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2016	2015

Pass	$2,447	1,650
Special mention	14	7
Substandard	6	7

Total	$2,467	1,664

135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Consolidated Statements of Income Caption
For the years ended December 31 ($ in millions)		2016	2015	2014

Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$22	23	19
Interest rate contracts for customers (credit losses)	Other noninterest expense	-	(1)	(3)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1	3
Interest rate lock commitments	Mortgage banking net revenue	114	111	124
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	6	5	6
Commodity contracts for customers (credit losses)	Other noninterest expense	(1)	(2)	-
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	6	(7)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	62	70	72
Foreign exchange contracts for customers (credit losses)	Other noninterest expense	(2)	-	-
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	-	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Consolidated Balance Sheets
As of December 31, 2016 ($ in millions)	Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,044	(374)	(377)	293

Total assets	1,044	(374)	(377)	293

Liabilities
Derivatives	665	(374)	(125)	166

Total liabilities	$665	(374)	(125)	166

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Consolidated Balance Sheets
As of December 31, 2015 ($ in millions)	Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,575	(512)	(627)	436

Total assets	1,575	(512)	(627)	436

Liabilities
Derivatives	938	(512)	(173)	253

Total liabilities	$938	(512)	(173)	253

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2016	2015

Accounts receivable and drafts-in-process	$2,158	1,653
Partnership investments	1,689	1,756
Bank owned life insurance	1,681	1,651
Derivative instruments	1,057	1,852
Investment in Vantiv Holding, LLC	414	360
Accrued interest and fees receivable	350	329
Vantiv, Inc. TRA put/call receivable	165	-
OREO and other repossessed personal property	84	155
Prepaid expenses	83	101
Other	163	108	(a)

Total other assets	$7,844	7,965	(a)

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1.

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above as partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. Refer to Note 11 for further information. The Bancorp recognized $9 million and $1 million of OTTI on its investments in private equity funds during the years ended December 31, 2016 and 2015, respectively. The Bancorp did not recognize OTTI on its investments in private equity funds during the year ended December 31, 2014. Refer to Note 27 for further information.

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

During 2016 the Bancorp entered into an agreement with Vantiv, Inc. in which Vantiv, Inc. may be obligated to pay a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. Refer to Note 1 for further information.

137  Fifth Third Bancorp

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

The following table summarizes short-term borrowings and weighted-average rates:

	2016		2015

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$132	0.61%	$151	0.30%
Other short-term borrowings	3,535	0.54	1,507	0.11

Average for the years ended December 31:
Federal funds purchased	$506	0.39%	$920	0.13%
Other short-term borrowings	2,845	0.36	1,721	0.12

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$739		$200
Other short-term borrowings	6,374		4,904

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2016	2015

FHLB advances	$2,500	-
Securities sold under repurchase agreements	661	925
Derivative collateral	374	582

Total other short-term borrowings	$3,535	1,507

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of December 31:

	2016		2015

($ in millions)	Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity

Type of Collateral:
Agency residential mortgage-backed securities	$661	Overnight	$646	Overnight
U.S. Treasury and federal agencies securities	-	Overnight	279	Overnight

Total securities sold under repurchase agreements	$661		$925

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2016	2015(d)

Parent Company
Senior:
Fixed-rate notes	2016	3.625%	$-	1,000
Fixed-rate notes	2019	2.30%	499	498
Fixed-rate notes	2020	2.875%	1,096	1,094
Fixed-rate notes	2022	3.50%	497	496
Subordinated:(a)
Floating-rate notes(c)	2016	0.99%	-	250
Fixed-rate notes	2017	5.45%	501	520
Fixed-rate notes	2018	4.50%	519	532
Fixed-rate notes	2024	4.30%	746	746
Fixed-rate notes	2038	8.25%	1,312	1,320
Subsidiaries
Senior:
Fixed-rate notes	2016	1.15%	-	999
Fixed-rate notes	2016	0.90%	-	400
Floating-rate notes(c)	2016	0.87%	-	749
Floating-rate notes(c)	2016	0.82%	-	300
Fixed-rate notes	2017	1.35%	650	652
Fixed-rate notes	2018	2.15%	997	996
Fixed-rate notes	2018	1.45%	598	597
Floating-rate notes(c)	2018	1.82%	250	250
Fixed-rate notes	2019	2.375%	849	848
Fixed-rate notes	2019	2.30%	748	-
Fixed-rate notes	2019	1.625%	737	-
Floating-rate notes(c)	2019	1.59%	249	-
Fixed-rate notes	2021	2.25%	1,246	-
Fixed-rate notes	2021	2.875%	845	844
Subordinated:(a)
Fixed-rate bank notes	2026	3.85%	746	-
Junior subordinated:(b)
Floating-rate debentures(c)	2035	2.38% - 2.65%	52	52
FHLB advances	2017 - 2041	0.05% - 6.87%	33	37
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2018 - 2022	0.68% - 1.79%	1,061	2,301
Floating-rate notes(c)	2018	1.25%	33	186
Other	2017 - 2039	Varies	124	143

Total			$14,388	15,810

(a)	In aggregate, $2.7 billion and $2.4 billion qualifies as Tier II capital for regulatory capital purposes as of December, 31 2016 and 2015, respectively.
(b)

Under the Basel III Final Rule transition provisions, $0 and $13 qualified as Tier I capital as of December 31, 2016 and 2015, respectively, while the remaining amounts as of December 31, 2016 and 2015 qualify as Tier II capital. Refer to Note 28 for further information.

(c)	These rates reflect the floating rates as of December 31, 2016.
(d)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information refer to Note 1.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2016 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total

2017	$501	655	1,156
2018	519	2,124	2,643
2019	499	2,782	3,281
2020	1,096	547	1,643
2021	-	2,196	2,196
Thereafter	2,555	914	3,469

Total	$5,170	9,218	14,388

At December 31, 2016, the Bancorp had outstanding principal balances of $14.1 billion, net discounts of $24 million, debt issuance costs of $33 million and additions for mark-to-market adjustments on its hedged debt of $328 million. At December 31, 2015, the Bancorp had outstanding principal balances of $15.5 billion, net discounts of $24 million, debt issuance costs of $34 million and additions for mark-to-market adjustments on its hedged debt of $382 million. The Bancorp was in compliance with all debt covenants at December 31, 2016 and 2015.

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent Company Long-Term Borrowings

Senior Notes

On March 7, 2012, the Bancorp issued and sold $500 million of senior notes to third-party investors and entered into a Supplemental Indenture dated March 7, 2012 with the Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the senior notes and that they are represented by a Global Security dated as of March 7, 2012. The senior notes bear a fixed-rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on March 15, 2022. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On February 28, 2014, the Bancorp issued and sold $500 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.30% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on March 1, 2019. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On July 27, 2015, the Bancorp issued and sold $1.1 billion of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.875% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on July 27, 2020. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Subordinated Debt

The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2016. The rates paid on the swaps hedging the subordinated floating-rate notes due in 2017 and 2018 were 1.34% and 1.18%, respectively, at December 31, 2016. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.98% at December 31, 2016.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed-rate notes due on January 16, 2024. These fixed-rate notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Subsidiary Long-Term Borrowings

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25 billion. As of December 31, 2016, $17.1 billion was available for future issuance under the global bank note program.

On February 28, 2013, the Bank issued and sold, under its bank notes program, $600 million of 1.45% unsecured senior fixed-rate bank notes due on February 28, 2018. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

On April 25, 2014, the Bank issued and sold, under its bank notes program, $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed-rate notes due on April 25, 2019 and $650 million of 1.35% senior fixed-rate notes due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 5, 2014, the Bank issued and sold, under its bank notes program, $850 million of 2.875% unsecured senior fixed-rate bank notes due on October 1, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On August 20, 2015, the Bank issued and sold, under its bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 2.15% senior fixed-rate notes due on August 20, 2018 and $250 million of senior floating-rate notes due on August 20, 2018. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate, which resulted in an effective rate of three-month LIBOR plus 90 bps. Interest on the floating-rate notes is three-month LIBOR plus 91 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On March 15, 2016, the Bank issued and sold, under its bank notes program, $1.5 billion in aggregate principal amount of unsecured bank notes. The bank notes consisted of $750 million of 2.30% senior fixed-rate notes due on March 15, 2019; and $750 million of 3.85% subordinated fixed-rate notes due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On June 14, 2016, the Bank issued and sold, under its bank notes program, $1.3 billion of 2.25% unsecured senior fixed-rate notes due on June 14, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 27, 2016, the Bank issued and sold, under its bank notes program, $1.0 billion in aggregate principal amount of unsecured senior bank notes due on September 27, 2019. The bank notes consisted of $750 million of 1.625% senior fixed-rate notes and $250 million of senior floating-rate notes at three-month LIBOR plus 59 bps. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 53 bps.

140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior Subordinated Debt

The junior subordinated floating-rate bank notes due in 2035 were assumed by the Bancorp’s banking subsidiary as part of the acquisition of First Charter in June 2008. The obligation was issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay a floating rate at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bancorp’s nonbank subsidiary holding company has fully and unconditionally guaranteed all obligations under the acquired TruPS issued by First Charter Capital Trust I and II.

FHLB Advances

At December 31, 2016, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The Bancorp has pledged $17.3 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the Federal Home Loan Bank which is partially utilized to fund $33 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $1 million in 2017, $4 million in 2018, $9 million in 2019, $3 million in 2020, $3 million in 2021 and $13 million thereafter.

Notes Associated with Consolidated VIEs

As previously discussed in Note 11, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitization transactions. As such, $1.1 billion of long-term debt related to these VIEs was consolidated in the Bancorp’s Consolidated Financial Statements as of December 31, 2016. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

141  Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2016	2015

Commitments to extend credit	$67,909	66,884
Letters of credit	2,583	3,055
Forward contracts related to residential mortgage loans held for sale	1,823	1,330
Noncancelable operating lease obligations	576	635
Capital commitments for private equity investments	59	60
Purchase obligations	57	60
Capital expenditures	29	30
Capital lease obligations	19	27

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2016 and 2015, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $161 million and $138 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2016	2015

Pass	$66,802	65,645
Special mention	338	647
Substandard	753	592
Doubtful	16	-

Total commitments to extend credit	$67,909	66,884

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2016:

($ in millions)

Less than 1 year(a)	$1,387
1 - 5 years(a)	1,164
Over 5 years	32

Total letters of credit	$2,583

(a)	Includes $18 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both December 31, 2016 and 2015, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% and 65% of the total standby letters of credit were collateralized as of December 31, 2016 and 2015, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was $3 million at December 31, 2016 and immaterial at December 31, 2015. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2016	2015

Pass	$2,134	2,606
Special mention	98	130
Substandard	290	258
Doubtful	61	61

Total letters of credit	$2,583	3,055

At December 31, 2016 and 2015, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2016 and 2015, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $929 million and $1.3 billion, respectively, of which FTS acted as the remarketing agent to issuers on $784 million and $1.1 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $609 million and $921 million of the VRDNs remarketed by FTS, in addition to $145 million and $187 million in VRDNs remarketed by third parties at December 31, 2016 and 2015, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $6 million and an immaterial amount of these VRDNs in its portfolio and classified them as trading securities at December 31, 2016 and 2015, respectively.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers are required to obtain PMI provided by third-party insurers. In some instances, these insurers ceded a portion of the PMI premiums to the Bancorp, and the Bancorp provided reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranged from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers was equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $27 million at December 31, 2015. As of December 31, 2015, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance

Sheets. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. During the fourth quarter of 2016, the final policies under the reinsurance agreement were terminated and as of December 31, 2016 the Bancorp no longer had any remaining exposure or reserves related to exposure within the reinsurance portfolio.

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

As of December 31, 2016 and 2015, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $13 million and $25 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

        The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2016, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $21 million in excess of amounts reserved.

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2016 and 2015, the Bancorp paid $1 million and $2 million, respectively, in the form of make whole payments and repurchased $17 million and $74 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2016 and 2015 were $22 million and $75 million, respectively. Total outstanding repurchase demand inventory was $2 million at December 31, 2016 compared to $4 million at December 31, 2015.

The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2016	2015

Balance, beginning of period	$25	35
Net reductions to the reserve	(10)	(3)
Losses charged against the reserve	(2)	(7)

Balance, end of period	$13	25

The following tables provide a rollforward of unresolved claims by claimant type for the years ended December 31:

	GSE		Private Label
2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$ 4	2	$-
New demands	309	22	4	-
Loan paydowns/payoffs	(8)	(1)	-	-
Resolved demands	(304)	(23)	(6)	-

Balance, end of period	13	$ 2	-	$-

	GSE		Private Label
2015 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	37	$ 6	1	$1
New demands	436	33	261	42
Loan paydowns/payoffs	(29)	(2)	-	-
Resolved demands	(428)	(33)	(260)	(43)

Balance, end of period	16	$ 4	2	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $374 million and $465 million at December 31, 2016 and 2015, respectively, and the delinquency rates were 3.2% at December 31, 2016 and 3.0% at December 31, 2015. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $7 million and $9 million at December 31, 2016 and 2015, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $15 million at December 31, 2016 and $10 million at December 31, 2015. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2016 and 2015.

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

144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2016, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $91 million and $61 million at December 31, 2016 and 2015, respectively. Refer to Note 13 and Note 27 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount

Q2 2010	$ 500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18

145  Fifth Third Bancorp

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

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation. On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. The parties are currently engaged in pre-trial proceedings. No trial date has been scheduled.

Nina Investments, LLC v. Fifth Third Bank

On July 5, 2012, Nina Investments, LLC (“Nina”) filed a lawsuit against Fifth Third Bank (Nina Investments, LLC. v. Fifth Third Bank, et al.) in the Circuit Court of Cook County, Illinois, alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. In 2015, the court dismissed Fifth Third’s contract and fraud claims against certain defendants. Fifth Third currently has claims pending against other defendants, including a claim for fraudulent conveyance against Nina. On October 20, 2016, the court denied Fifth Third’s motion to assert a new claim against Nina and other investors for fraudulent inducement of a guarantee related to the credit facility and to reassert claims for breach of guarantee against certain of the investors who also acted as guarantors. The trial has been scheduled in these consolidated actions for April 24, 2017.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts held for the plaintiffs’ benefit. The lawsuit seeks unspecified monetary damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. On January 5, 2016, the Court denied Fifth Third’s motion to dismiss. The parties are currently engaged in pre-trial proceedings. Trial is currently scheduled for September 18, 2017.

146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 2, 2012, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange (“FX”) transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing and under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totalling almost $40 million. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. Fifth Third filed a motion to transfer venue to the United States District Court for the Southern District of Ohio on April 7, 2016, which was denied on December 29, 2016. Discovery was stayed pending the Court’s ruling on the motion to transfer. No trial date has been scheduled.

The Champions Home Owners Association, Inc. v. Jeffrey D. Quammen, et al.

On September 12, 2013 Fifth Third Bank was named as a defendant in a cross-complaint filed by Royce Pulliam, P&P Real Estate, LLC and Global Fitness Holdings, LLC (“Plaintiffs”) in the Jessamine Circuit Court in Jessamine County, Kentucky. The Plaintiffs allege that Fifth Third Bank breached a contract to provide commercial funding for Plaintiffs’ national fitness franchise. The Plaintiffs claim to have sustained over $50 million in damages from the alleged contract breach. Fifth Third Bank denies that any breach of contract occurred, and further asserts that Plaintiffs executed multiple releases waiving the claims at issue in the litigation. Fifth Third Bank has asserted a $1.5 million claim against Plaintiff Royce Pulliam for breach of guaranty. On February 3, 2017 the Jessamine Circuit Court ruled in favor of Fifth Third Bank granting summary judgment on Fifth Third’s claim for breach of guaranty. The Court denied Fifth Third Bank’s motion for summary judgment seeking dismissal of the Plaintiffs’ claims. The case is set for a bench trial beginning February 27, 2017.

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

147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2016 and 2015, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2016	2015

Commitments to lend, net of participations:
Directors and their affiliated companies	$618	831
Executive officers	4	5

Total	$622	836

Outstanding balance on loans, net of participations and undrawn commitments	$54	97

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

The following table provides a summary of the sales transactions that impacted the Bancorp’s ownership interest in Vantiv Holding, LLC after the initial IPO:

($ in millions)	Ownership Percentage Sold	Gain on Sale	Remaining Ownership Percentage(a)

Q4 2012	6%	$ 157	33%
Q2 2013	5	242	28
Q3 2013	3	85	25
Q2 2014	3	125	23
Q4 2015	5	331	18

(a)	The Bancorp’s remaining investment in Vantiv Holding, LLC of $414 as of December 31, 2016 was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements.

The Bancorp agreed during the fourth quarter of 2015 to cancel rights to purchase approximately 4.8 million Class C Units in Vantiv Holding, LLC, the wholly-owned principal operating subsidiary of Vantiv, Inc., underlying the warrant in exchange for a cash payment of $200 million. Subsequent to this cancellation, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.4 million Class C Units, which were then exchanged for approximately 5.4 million shares of Vantiv, Inc. Class A Common Stock that were sold in the secondary offering. The Bancorp recognized a gain of $89 million in other noninterest income on the 62% of the warrant that was settled or net exercised. Additionally, during the fourth quarter of 2015, the Bancorp exchanged 8 million Class B Units of Vantiv Holding, LLC for 8 million Class A Shares in Vantiv, Inc., which were also sold in the secondary offering and on which the Bancorp recognized a gain of $331 million in other noninterest income.

During the fourth quarter of 2016, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.7 million Class C Units, which were then exchanged for approximately 5.7 million shares of Vantiv, Inc. Class A Common Stock of which 4.8 million shares were sold in a secondary offering and 0.9 million shares were repurchased by Vantiv, Inc. The Bancorp recognized a gain of $9 million in other noninterest income in the Consolidated Statements of Income in 2016 on the exercise of the remaining warrant in Vantiv Holding, LLC.

        As of December 31, 2016, the Bancorp continued to hold approximately 35 million Class B Units of Vantiv Holding, LLC which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one-for-one basis or at Vantiv, Inc.’s option for cash which represents approximately 17.9% ownership of Vantiv, Holding, LLC. In addition, the Bancorp holds approximately 35 million Class B Common Shares of Vantiv, Inc. The Class B Common Shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc.

148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At any time, other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc., the voting rights attributable to the Class B Common Shares are limited to the lesser of 18.5% or the Bancorp’s ownership percentage of Vantiv Holding, LLC, currently 17.9%. These securities are subject to certain terms and restrictions.

The Bancorp recognized $66 million, $63 million and $48 million, respectively, in other noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2016, 2015 and 2014 and received cash distributions totaling $9 million, $11 million and $23 million during the years ended December 31, 2016, 2015 and 2014, respectively. The Bancorp’s remaining investment in Vantiv Holding, LLC continues to be accounted for under the equity method of accounting as of December 31, 2016.

During the fourth quarter of 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for a cash payment of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling an estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale did not impact the TRA payment recognized during the fourth quarter of 2015.

During the third quarter of 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with

Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling an estimated $331 million. The Bancorp recognized a gain of $116 million in other noninterest income from this settlement. Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. If the associated call options or put options are exercised, 10% of the obligations would be settled with respect to each quarter in 2017 and 15% of the obligations would be settled with respect to each quarter in 2018. The Bancorp recognized a gain of $164 million in other noninterest income associated with these options. This agreement did not impact the TRA payments recognized in the fourth quarter of 2016 and is not expected to impact the TRA payment expected in the fourth quarter of 2017.

In addition to the impact of the TRA terminations discussed above, the Bancorp recognized $33 million, $31 million and $23 million in noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table provides the estimated cash flows to be received as of December 31, 2016 associated with the TRA for the years ending December 31, 2017 and thereafter:

($ in millions)	Cash Flows to be Received From Put/Call Option Exercises (Fixed Amounts)(b)	Estimated Cash Flows to be Received not Subject to Put/Call Option(a)

2017	$63	33
2018	108	42
2019	-	8
2020	-	8
2021	-	8
2022	-	8
2023	-	9
2024	-	9
2025	-	9
2026	-	10
Thereafter	-	102

Total	$171	246

(a)

The 2017 cash flow of $33 has been agreed upon with Vantiv, Inc. for settlement in January 2017 and was recognized as a gain in noninterest income during the fourth quarter of 2016. The remaining estimated cash flows in this column (which include TRA benefits associated with the net exercise of the warrant and the subsequent exchange of Vantiv Holding, LLC units in the fourth quarter of 2016) will be recognized in future periods when the related uncertainties are resolved.

(b)

As part of the agreement the Bancorp entered into with Vantiv, Inc. on July 27, 2016, Vantiv, Inc. may be obligated to pay a total of approximately $171 to the Bancorp to terminate certain remaining TRA cash flows, totaling an estimated $394, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were initially required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Vantiv Holding, LLC as a standalone entity are no longer necessary and are now limited to certain general business resources. Vantiv Holding, LLC paid the Bancorp $1 million for these services for each of the years ended December 31, 2016, 2015 and 2014. Other services provided to Vantiv Holding, LLC by the Bancorp, have continued beyond the deconversion period, include interchange clearing, settlement and sponsorship. Vantiv Holding, LLC paid the Bancorp $58 million, $47 million and $44 million for these services for the years ended December 31, 2016, 2015 and 2014, respectively. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $76 million, $89 million and $83 million for the years ended December 31, 2016, 2015 and 2014, respectively. These fees are reported as a component of card and processing expense in the Consolidated Statements of Income.

        As part of the initial sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding carrying value of loans to Vantiv Holding, LLC was $210 million and $191 million at December 31, 2016 and 2015, respectively. Interest income relating to the loans was $4 million, $4 million and $5 million, respectively, for the years ended December 31, 2016, 2015 and 2014 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s unused line of credit was $59 million and $46 million as of December 31, 2016 and 2015, respectively.

149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SLK Global

As of December 31, 2016, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global, and accounts for this investment under the equity method of accounting. The Bancorp’s investment in SLK Global was $6 million at both December 31, 2016 and 2015. The Bancorp recognized $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global for each of the years ended December 31, 2016, 2015, and 2014 and received an immaterial amount of cash distributions during the years ended December 31, 2016, 2015 and 2014. The Bancorp paid SLK Global $20 million, $17 million and $13 million for their process and software services during the years ended December 31, 2016, 2015 and 2014, respectively.

CDC Investments

The Bancorp’s subsidiary, CDC, has equity investments in entities in which the Bancorp had $76 million and $5 million of loans outstanding at December 31, 2016 and 2015, respectively, and unfunded commitment balances of $18 million and $88 million at December 31, 2016 and 2015, respectively. The Bancorp held $28 million and $23 million of deposits for these entities at December 31, 2016 and 2015, respectively. For further information on CDC investments, refer to Note 11.

150  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2016	2015	2014

Current income tax expense:
U.S. Federal income taxes	$598	662	424
State and local income taxes	55	55	34
Foreign income taxes	-	13	8

Total current income tax expense	653	730	466

Deferred income tax (benefit) expense:
U.S. Federal income taxes	(133)	(78)	71
State and local income taxes	(14)	6	9
Foreign income taxes	(1)	1	(1)

Total deferred income tax (benefit) expense	(148)	(71)	79

Applicable income tax expense	$505	659	545

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2016	2015	2014

Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.3	1.7	1.4
Tax-exempt income	(2.7)	(1.7)	(1.4)
Low-income housing tax credits	(7.9)	(6.6)	(7.0)
Other tax credits	(0.9)	(0.9)	(1.1)
Other, net	(0.4)	0.3	-

Effective tax rate	24.4%	27.8	26.9

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2016	2015	2014

Unrecognized tax benefits at January 1	$13	11	7
Gross increases for tax positions taken during prior period	9	1	2
Gross decreases for tax positions taken during prior period	-	-	-
Gross increases for tax positions taken during current period	2	2	2
Settlements with taxing authorities	-	-	-
Lapse of applicable statute of limitations	-	(1)	-

Unrecognized tax benefits at December 31(a)	$24	13	11

(a)	Amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2016, 2015, and 2014 primarily relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

151  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2016	2015

Deferred tax assets:
Allowance for loan and lease losses	$439	445
Deferred compensation	122	118
Reserves	57	61
Reserve for unfunded commitments	56	48
State net operating loss carryforwards	9	10
Other	223	194

Total deferred tax assets	$906	876

Deferred tax liabilities:
Lease financing	$940	935
Investments in joint ventures and partnership interests	219	248
MSRs and related economic hedges	202	245
State deferred taxes	64	79
Bank premises and equipment	61	53
Other comprehensive income	34	106
Other	173	218

Total deferred tax liabilities	$1,693	1,884

Total net deferred tax liability	$(787)	(1,008)

At December 31, 2016 and 2015, the Bancorp recorded deferred tax assets of $9 million and $10 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $25 million and $22 million at December 31, 2016 and 2015, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2035. At December 31, 2016 and 2015, the Bancorp recorded a deferred tax asset of $3 million and $5 million, respectively related to a foreign tax credit carryforward. If not utilized, the majority of the deferred tax asset relating to the foreign tax credit carryforward will expire in 2025.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2016 or 2015. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2016 and 2015 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS is currently examining the Bancorp’s 2012 and 2013 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2012-2016. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the year ended December 31, 2016, the Bancorp recognized $1 million of interest expense in connection with income taxes and an immaterial amount of interest expense/benefit for the years ended December 31, 2015 and 2014. At December 31, 2016 and 2015, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $1 million. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2016 and 2015 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

During 2016, the Bancorp adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective as of January 1, 2016. Consistent with existing U.S. GAAP and ASU 2016-09, the Bancorp establishes a deferred tax asset and recognizes a corresponding deferred tax benefit for stock-based awards granted to its employees and directors based on enacted tax rates and the expense recorded for financial reporting purposes. The actual tax deduction for these stock-based awards is determined when the stock-based awards are settled or expired and the tax deductions will typically be greater than or less than the expense previously recognized for financial reporting.

Among other requirements, ASU 2016-09 requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. Prior to the adoption of ASU 2016-09, the tax consequences for the difference between the expense recognized for financial reporting and the actual tax deduction for stock-based awards was recognized either through additional paid-in-capital when the Bancorp accumulated “excess tax benefits” from stock based awards or through income tax expense when the Bancorp depleted its accumulated “excess tax benefits” from stock-based awards.

152  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of non-qualified, defined benefit plans, which are frozen and funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded and underfunded status of the Plan as an asset and liability, respectively, in the Consolidated Balance Sheets. The Plan had an underfunded projected benefit obligation at both December 31, 2016 and 2015. The underfunded amounts recognized in other liabilities in the Consolidated Balance Sheets were $34 million and $54 million at December 31, 2016 and 2015, respectively.

The following table summarizes the Plan as of and for the years ended December 31:

($ in millions)	2016	2015

Fair value of plan assets at January 1	$166	195
Actual return on assets	11	(6)
Contributions	20	4
Settlement	(15)	(17)
Benefits paid	(10)	(10)

Fair value of plan assets at December 31	$172	166

Projected benefit obligation at January 1	$220	247
Interest cost	9	9
Settlement	(15)	(17)
Actuarial (gain) loss	2	(9)
Benefits paid	(10)	(10)

Projected benefit obligation at December 31	$206	220

Underfunded projected benefit obligation at December 31	$(34)	(54)

Accumulated benefit obligation at December 31(a)	$206	220

(a)

Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2016 and 2015.

The estimated net actuarial loss for the Plan that will be amortized from AOCI into net periodic benefit cost during 2017 is $7 million. The estimated net prior service cost for the Plan that will be amortized from AOCI into net periodic benefit cost during 2017 is immaterial to the Consolidated Financial Statements.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2016	2015	2014

Components of net periodic benefit cost:
Interest cost	$9	9	10
Expected return on assets	(11)	(13)	(14)
Amortization of net actuarial loss	11	10	7
Settlement	7	7	5

Net periodic benefit cost	$16	13	8

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$2	9	37
Amortization of net actuarial loss	(11)	(10)	(7)
Settlement	(7)	(7)	(5)

Total recognized in other comprehensive income	(16)	(8)	25

Total recognized in net periodic benefit cost and other comprehensive income	$-	5	33

153  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following tables summarize plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2016 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value

Equity securities(b)	$56	-	-	56
Mutual and exchange-traded funds:
Money market funds	6	-	-	6
International funds	-	31	-	31
Domestic funds	-	39	-	39
Debt funds	-	5	-	5
Alternative strategies	1	9	-	10
Commodity funds	6	-	-	6

Total mutual and exchange-traded funds	$13	84	-	97
Debt securities:
U.S. Treasury and federal agencies securities	7	1	-	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	1	-	1
Agency commercial mortgage-backed securities	-	2	-	2
Asset-backed securities and other debt securities(c)	-	8	-	8

Total debt securities	$7	12	-	19

Total plan assets	$76	96	-	172

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

Mutual and exchange-traded funds

All of the Plan’s mutual and exchange-traded funds are publicly traded. The Plan measures the value of these investments using the fund’s quoted prices which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Level 1 securities include money market funds, alternative strategies and commodity funds. Where quoted prices are not available, the Plan measures the fair value of these investments based on the redemption price of units held, which is based on the current fair value of the fund’s underlying assets. Unit values are determined by dividing the fund’s net assets at fair value by its units outstanding at the valuation dates to obtain the investment’s net asset value. Therefore, investments such as international funds, domestic funds, debt funds and alternative strategies are classified within Level 2 of the valuation hierarchy.

Debt securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs.

154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies securities, agency residential mortgage-backed securities, agency commercial mortgage-backed securities, non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2016	2015	2014

For measuring benefit obligations at year end:
Discount rate	3.97%	4.16	3.82
Rate of compensation increase(a)	N/A	N/A	N/A
Expected return on plan assets	7.00	7.00	7.25
For measuring net periodic benefit cost:
Discount rate	4.16	3.82	4.72
Rate of compensation increase(a)	N/A	N/A	N/A
Expected return on plan assets	7.00	7.00	7.25

(a)

Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2016 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $3 million to the Plan in 2017. Estimated pension benefit payments are $18 million in 2017, $17 million in 2018, $16 million in 2019, $16 million in 2020 and $16 million in 2021. The total estimated payments for the years 2022 through 2026 is $77 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-backed securities, asset-backed securities and corporate bonds), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range(b)	2016	2015

Equity securities		73%	69
Bancorp common stock		2	2

Total equity securities(a)	60-90%	75	71
Fixed-income securities	5-25	14	16
Alternative strategies	3-11	6	7
Cash	0-13	5	6

Total		100%	100

(a)	Includes mutual and exchange-traded funds.
(b)	These reflect the targeted ranges for both the years ended December 31, 2016 and 2015.

The risk tolerance for the Plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2016 and 2015.

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

155  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fifth Third Bank, as Trustee, is expected to manage plan assets in a manner consistent with the plan agreement and other regulatory, federal and state laws. As of December 31, 2016 and 2015, $172 million and $166 million, respectively, of plan assets were managed by Fifth Third Bank. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee. As of December 31, 2016 and 2015, Plan assets included $5 million and $4 million, respectively, of Bancorp common stock, which is below the 10% ERISA threshold previously discussed. Plan assets are not expected to be returned to the Bancorp during 2017.

Other Information on Retirement and Benefit Plans

The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. The Bancorp amended and restated the qualified defined contribution savings plan in its entirety, effective as of January 1, 2015. Beginning with the 2015 plan year, the Bancorp provides a higher company 401(k) match contribution. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $75 million, $71 million and $44 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2016 and 2015. The Bancorp’s profit sharing plan expense was $19 million for the year ended December 31, 2014. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $3 million for both of the years ended December 31, 2016 and 2015 and $2 million for the year ended December 31, 2014.

156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below presents the activity of the components of OCI and AOCI for the years ended December 31:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pre-tax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance

2016
Unrealized holding losses on available-for-sale securities arising during the year	$(196)	66	(130)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(11)	4	(7)

Net unrealized gains on available-for-sale securities	(207)	70	(137)	238	(137)	101

Unrealized holding gains on cash flow hedge derivatives arising during the year	30	(11)	19
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(48)	17	(31)

Net unrealized gains on cash flow hedge derivatives	(18)	6	(12)	22	(12)	10

Net actuarial loss arising during the year	(2)	1	(1)
Reclassification of amounts to net periodic benefit costs	18	(6)	12

Defined benefit pension plans, net	16	(5)	11	(63)	11	(52)

Total	$(209)	71	(138)	197	(138)	59

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pre-tax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance

2015
Unrealized holding losses on available-for-sale securities arising during the year	$(349)	122	(227)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(16)	6	(10)

Net unrealized gains on available-for-sale securities	(365)	128	(237)	475	(237)	238

Unrealized holding gains on cash flow hedge derivatives arising during the year	74	(26)	48
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(75)	26	(49)

Net unrealized gains on cash flow hedge derivatives	(1)	-	(1)	23	(1)	22

Net actuarial loss arising during the year	(9)	4	(5)
Reclassification of amounts to net periodic benefit costs	17	(6)	11

Defined benefit pension plans, net	8	(2)	6	(69)	6	(63)

Total	$(358)	126	(232)	429	(232)	197

157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

2014
Unrealized holding gains on available-for-sale securities arising during the year	$580	(202)	378
Reclassification adjustment for net gains on available-for-sale securities included in net income	(37)	13	(24)

Net unrealized gains on available-for-sale securities	543	(189)	354	121	354	475

Unrealized holding gains on cash flow hedge derivatives arising during the year	60	(21)	39
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)

Net unrealized gains on cash flow hedge derivatives	16	(6)	10	13	10	23

Net actuarial loss arising during the year	(37)	12	(25)
Reclassification of amounts to net periodic benefit costs	12	(4)	8

Defined benefit pension plans, net	(25)	8	(17)	(52)	(17)	(69)

Total	$534	(187)	347	82	347	429

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2016	2015	2014

Net unrealized gains on available-for-sale securities:(b)
Net gains included in net income	Securities gains, net	$11	16	37

	Income before income taxes	11	16	37
	Applicable income tax expense	(4)	(6)	(13)

	Net income	7	10	24

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	48	75	44

	Income before income taxes	48	75	44
	Applicable income tax expense	(17)	(26)	(15)

	Net income	31	49	29

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(11)	(10)	(7)
Settlements	Employee benefits expense(a)	(7)	(7)	(5)

	Income before income taxes	(18)	(17)	(12)
	Applicable income tax expense	6	6	4

	Net income	(12)	(11)	(8)

Total reclassifications for the period	Net income	$26	48	45

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares

December 31, 2013	$ 2,051	923,892,581	$ 1,034	42,000	$ (1,295)	68,586,836
Shares acquired for treasury	-	-	-	-	(726)	34,799,873
Issuance of preferred shares, Series J	-	-	297	12,000	-	-
Impact of stock transactions under stock compensation plans, net	-	-	-	-	47	(3,493,671)
Other	-	-	-	-	2	(47,409)

December 31, 2014	$ 2,051	923,892,581	$ 1,331	54,000	$ (1,972)	99,845,629

Shares acquired for treasury	-	-	-	-	(847)	42,607,855
Impact of stock transactions under stock compensation plans, net	-	-	-	-	52	(3,593,406)
Other	-	-	-	-	3	(47,811)

December 31, 2015	$ 2,051	923,892,581	$ 1,331	54,000	$ (2,764)	138,812,267

Shares acquired for treasury	-	-	-	-	(668)	34,633,221
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(4)	42,357
Other	-	-	-	-	3	(74,563)

December 31, 2016	$ 2,051	923,892,581	$ 1,331	54,000	$ (3,433)	173,413,282

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

Treasury Stock

On March 15, 2016, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from March of 2014.

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

On June 29, 2016, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2016 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $660 million of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock or from the termination and settlement of any portion of the TRA with Vantiv Inc., if executed, for the period beginning July 1, 2016 and ending June 30, 2017.

        The Bancorp entered into a number of accelerated share repurchase transactions during the years ended December 31, 2015 and 2016. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements.

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2015 and 2016:

		Shares Repurchased on	Shares Received from Forward	Total Shares
Repurchase Date	Amount ($ in millions)	Repurchase Date	Contract Settlement	Repurchased	Settlement Date

October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015
December 14, 2015	215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016	240	12,623,762	1,868,379	14,492,141	April 11, 2016
August 5, 2016	240	10,979,548	1,099,205	12,078,753	November 7, 2016
December 20, 2016	155	4,843,750	1,044,362	5,888,112	February 6, 2017

Open Market Share Repurchase Transactions

Between June 17, 2016 and June 20, 2016, the Bancorp repurchased 1,436,100 shares, or approximately $26 million, of its outstanding common stock through open market repurchase transactions.

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans approved by shareholders as of December 31, 2016:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise		Weighted-Average Exercise Price Per Share	Shares Available for Future Issuance

Equity compensation plans				18,478 (a)(f)
SARs	(b	)	N/A	(a)
RSAs	4,638		N/A	(a)
RSUs	5,086		N/A	(a)
Stock options(c)	7		$32.26	(a)
PSAs	(d	)	N/A	(a)
Employee stock purchase plan				6,129 (e)

Total shares	9,731			24,607

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

(c)

Excludes 0.02 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of these outstanding options is $14.05 per share.

(d)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 2 million shares.
(e)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

(f)	Includes 4 million shares for Full Value Awards.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2014 and authorized the issuance of up to 36 million shares, including 16 million shares for Full Value Awards, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2014 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 9%. SARs, RSAs, RSUs, stock options and PSAs outstanding represent 7% of the Bancorp’s issued shares at December 31, 2016.

        All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten year terms and vest and become exercisable ratably over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSAs and RSUs are released after three or four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights while RSUs receive dividend equivalents only. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four year period of continued employment.

160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSAs have three year cliff vesting terms with market conditions and/or performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met, all PSAs that would vest in the next year are forfeited and all SARs and RSAs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2016.

Stock-based compensation expense was $111 million, $100 million and $83 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in salaries, wages and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $39 million, $36 million and $30 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2016	2015	2014

Expected life (in years)	6	6	6
Expected volatility	37%	35	35
Expected dividend yield	3.1	2.7	2.4
Risk-free interest rate	1.5	1.6	2.0

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $5.16, $5.52 and $6.53 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2016, 2015 and 2014 was $32 million, $35 million and $34 million, respectively.

At December 31, 2016, there was $40 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2016 of 2.4 years.

	2016		2015		2014
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share

Outstanding at January 1	44,129	$19.14	45,590	$19.79	48,599	$19.98
Granted	6,379	17.68	5,219	18.99	4,526	21.63
Exercised	(6,291)	14.47	(3,242)	13.59	(4,408)	13.63
Forfeited or expired	(4,176)	32.02	(3,438)	32.96	(3,127)	34.19

Outstanding at December 31	40,041	$18.30	44,129	$19.14	45,590	$19.79

Exercisable at December 31	26,898	$18.28	29,721	$19.71	27,950	$21.71

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2016:

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)

Under $10.00	2,195	$3.98	2.3	2,195	$3.98	2.3
$10.01-$20.00	30,446	16.36	6.1	19,125	15.51	4.7
$20.01-$30.00	3,513	21.64	7.3	1,691	21.65	7.2
$30.01-$40.00	3,305	38.27	0.3	3,305	38.27	0.3
Over $40.00	582	40.11	0.3	582	40.11	0.3

All SARs	40,041	$18.30	5.4	26,898	$18.28	4.0

Restricted Stock Awards

The total grant-date fair value of RSAs that were released during the years ended December 31, 2016, 2015 and 2014 was $55 million, $43 million and $32 million, respectively. At December 31, 2016, there was $52 million of stock-based compensation expense related to outstanding RSAs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2016 of 2.0 years.

161  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016		2015		2014

RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Outstanding at January 1	8,281	$18.88	7,253	$17.98	6,710	$15.11
Granted	3	20.65	4,250	19.11	3,264	21.61
Released	(3,090)	17.92	(2,580)	16.86	(2,183)	14.84
Forfeited	(556)	19.20	(642)	18.64	(538)	16.73

Outstanding at December 31	4,638	$19.44	8,281	$18.88	7,253	$17.98

The following table summarizes outstanding RSAs by grant-date fair value at December 31, 2016:

	Outstanding RSAs
RSAs (in thousands)	Shares	Weighted-Average Remaining Contractual Life (in years)

$15.01-$20.00	3,187	1.2
Over $20.00	1,451	1.0

All RSAs	4,638	1.1

Restricted Stock Units

The total grant-date fair value of RSUs that were released during both the years ended December 31, 2016 and 2015 was $2 million. At December 31, 2016, there was $57 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2016 of 2.9 years.

	2016		2015

		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
RSUs (in thousands, except per unit data)	Units	Per Unit	Units	Per Unit

Outstanding at January 1	371	$19.56	-	$ N/A
Granted	5,029	17.75	377	19.58
Released	(79)	19.76	(5)	21.63
Forfeited	(235)	17.89	(1)	19.46

Outstanding at December 31	5,086	$17.84	371	$19.56

The following table summarizes outstanding RSUs by grant-date fair value at December 31, 2016:

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)

$10.01-$15.00	638	1.1
$15.01-$20.00	4,265	1.8
$20.01-$25.00	159	2.0
$25.01-$30.00	24	2.1

All RSUs	5,086	1.7

Stock Options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2016, 2015 and 2014.

The total intrinsic value of stock options exercised was immaterial for the year ended December 31, 2016 and $1 million for both the years ended December 31, 2015 and 2014. Cash received from stock options exercised was $1 million, $2 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefit realized from exercised stock options was immaterial to the Bancorp’s Consolidated Financial Statements during the years ended December 31, 2016, 2015 and 2014. All stock options were vested as of December 31, 2008, therefore, no stock options vested during the years ended December 31, 2016, 2015 or 2014. As of December 31, 2016, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was immaterial.

162  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016		2015		2014
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding at January 1	119	$14.97	265	$14.25	546	$20.72
Exercised	(94)	13.86	(126)	13.67	(115)	12.84
Forfeited or expired	-	-	(20)	13.59	(166)	36.42

Outstanding at December 31	25	$19.17	119	$14.97	265	$14.25

Exercisable at December 31	25	$19.17	119	$14.97	265	$14.25

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2016:

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)

Under $10.00	1	$8.59	2.0
$10.01-$20.00	18	14.05	0.1
$20.01-$30.00	1	24.41	1.0
$30.01-$40.00	-	-	-
Over $40.00	5	40.98	-

All stock options	25	$19.17	0.2

Other Stock-Based Compensation

PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during the years ended December 31, 2016, 2015 and 2014 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During both 2016 and 2015, PSAs used a performance-based metric based on return on tangible common equity in relation to peers, whereas during 2014, a market-based metric was used which assessed the stock price performance in relation to peers. During the years ended December 31, 2016, 2015 and 2014, 583,608, 458,355 and

322,567 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $14.87, $19.48 and $15.61 per unit during the years ended December 31, 2016, 2015 and 2014, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2016, 2015 and 2014, there were 684,885, 617,829 and 599,101 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

163  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2016	2015	2014

Other noninterest income:
Income from the TRA associated with Vantiv, Inc.	$313	80	23
Operating lease income	102	89	84
Equity method income from interest in Vantiv Holding, LLC	66	63	48
Valuation adjustments on the warrant associated with sale of Vantiv Holding, LLC	64	236	31
BOLI income	53	48	44
Cardholder fees	46	43	45
Consumer loan and lease fees	23	23	25
Banking center income	20	21	30
Gain on sale of certain retail branch operations	19	-	-
Private equity investment income	11	28	27
Insurance income	11	14	13
Net gains on loan sales	10	38	-
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC	9	89	-
Gain on sale of Vantiv, Inc. shares	-	331	125
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(56)	(37)	(38)
Net losses on disposition and impairment of bank premises and equipment	(13)	(101)	(19)
Other, net	10	14	12

Total other noninterest income	$688	979	450

Other noninterest expense:
Impairment on affordable housing investments	$168	145	135
FDIC insurance and other taxes	126	99	89
Loan and lease	110	118	119
Marketing	104	110	98
Operating lease	86	74	67
Losses and adjustments	73	55	188
Professional services fees	61	70	72
Data processing	51	45	41
Postal and courier	46	45	47
Travel	45	54	52
Recruitment and education	37	33	28
Provision for (benefit from) the reserve for unfunded commitments	23	4	(27)
Donations	23	29	18
Insurance	15	17	16
Supplies	14	16	15
Other, net	187	191	181

Total other noninterest expense	$1,169	1,105	1,139

164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2016			2015			2014
($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings per Share:
Net income attributable to Bancorp	$1,564			1,712			1,481
Dividends on preferred stock	75			75			67

Net income available to common shareholders	1,489			1,637			1,414
Less: Income allocated to participating securities	15			15			12

Net income allocated to common shareholders	$1,474	757	1.95	1,622	799	2.03	1,402	833	1.68

Earnings per Diluted Share:
Net income available to common shareholders	$1,489			1,637			1,414
Effect of dilutive securities:
Stock-based awards	-	7		-	9		-	10

Net income available to common shareholders plus assumed conversions	1,489			1,637			1,414
Less: Income allocated to participating securities	15			15			12

Net income allocated to common shareholders plus assumed conversions	$1,474	764	1.93	1,622	808	2.01	1,402	843	1.66

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2016, 2015 and 2014 excludes 19 million, 16 million and 13 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the year ended December 31, 2016 excludes the impact of the forward contract related to the December 20, 2016 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock from the repurchase date through the fourth quarter of 2016, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2016, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2015 excludes the impact of the forward contract related to the December 14, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock from the repurchase date through the fourth quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2015, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2014 excludes the impact of the forward contract related to the October 23, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock from the repurchase date through the fourth quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2014, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

165  Fifth Third Bancorp

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
December 31, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$471	78	-	549
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,608	-	15,608
Agency commercial mortgage-backed securities	-	9,055	-	9,055
Non-agency commercial mortgage-backed securities	-	3,112	-	3,112
Asset-backed securities and other debt securities	-	2,116	-	2,116
Equity securities(a)	90	1	-	91

Available-for-sale and other securities(a)	561	30,015	-	30,576
Trading securities:
U.S. Treasury and federal agencies securities	-	23	-	23
Obligations of states and political subdivisions securities	-	39	-	39
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	8	-	8
Asset-backed securities and other debt securities	-	15	-	15
Equity securities	325	-	-	325

Trading securities	325	85	-	410
Residential mortgage loans held for sale	-	686	-	686
Residential mortgage loans(b)	-	-	143	143
Derivative assets:
Interest rate contracts	20	715	13	748
Foreign exchange contracts	-	202	-	202
Commodity contracts	22	85	-	107

Derivative assets(d)	42	1,002	13	1,057

Total assets	$928	31,788	156	32,872

Liabilities:
Derivative liabilities:
Interest rate contracts	$3	257	5	265
Foreign exchange contracts	-	204	-	204
Equity contracts	-	-	91	91
Commodity contracts	27	79	-	106

Derivative liabilities(e)	30	540	96	666
Short positions(e)	17	4	-	21

Total liabilities	$47	544	96	687

(a)	Excludes FHLB, FRB and DTCC restricted stock totaling $248, $358 and $1, respectively, at December 31, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.

166  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$100	1,087	-	1,187
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,081	-	15,081
Agency commercial mortgage-backed securities	-	7,862	-	7,862
Non-agency commercial mortgage-backed securities	-	2,804	-	2,804
Asset-backed securities and other debt securities	-	1,355	-	1,355
Equity securities(a)	98	1	-	99

Available-for-sale and other securities(a)	198	28,242	-	28,440
Trading securities:
U.S. Treasury and federal agencies securities	-	19	-	19
Obligations of states and political subdivisions securities	-	9	-	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	6	-	6
Asset-backed securities and other debt securities	-	19	-	19
Equity securities	333	-	-	333

Trading securities	333	53	-	386
Residential mortgage loans held for sale	-	519	-	519
Residential mortgage loans(b)	-	-	167	167
Derivative assets:
Interest rate contracts	3	892	15	910
Foreign exchange contracts	-	386	-	386
Equity contracts	-	-	262	262
Commodity contracts	54	240	-	294

Derivative assets(d)	57	1,518	277	1,852

Total assets	$588	30,332	444	31,364

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	257	3	261
Foreign exchange contracts	-	340	-	340
Equity contracts	-	-	61	61
Commodity contracts	37	239	-	276

Derivative liabilities(e)	38	836	64	938
Short positions(e)	22	7	-	29

Total liabilities	$60	843	64	967

(a)	Excludes FHLB, FRB and DTCC restricted stock totaling $248, $355 and $1, respectively, at December 31, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2015, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.

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

167  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2016 and 2015, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

During the fourth quarter of 2016, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.7 million Class C Units, which were then exchanged for approximately 5.7 million shares of Vantiv, Inc. Class A Common Stock of which 4.8 million shares were sold in a secondary offering and 0.9 million shares were repurchased by Vantiv, Inc. For further information on the warrant transaction, refer to Note 19.

Prior to the aforementioned warrant transaction, the fair value of the warrant was calculated in conjunction with a third party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contained the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and unobservable inputs, such as expected term and expected volatility.

For the warrant, an increase in the expected term (years) and the expected volatility assumptions would result in an increase in the fair value; conversely, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrant. Accounting and Treasury reviewed changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios and other assumptions.

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

The net fair value asset of the IRLCs at December 31, 2016 was $12 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in fair value of the IRLCs of approximately $6 million and $11 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in fair value of the IRLCs of approximately $6 million and $13 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2016 ($ in millions)		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$	-	167	12	201	380
Total gains (losses) (realized/unrealized):
Included in earnings		-	(2)	115	17	130
Purchases		-	-	(3)	-	(3)
Sale and exercise of warrant		-	-	-	(334)	(334)
Settlements		-	(40)	(116)	25	(131)
Transfers into Level 3(b)		-	18	-	-	18

Balance, end of period	$	-	143	8	(91)	60

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2016(c)	$	-	(2)	13	(56)	(45)

(a)     Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of December 31, 2016. Net equity derivatives include derivative assets and liabilities of $0 and $91, respectively, as of December 31, 2016.

(b)     Includes certain residential mortgage loans held for sale that were transferred to held for investment.

(c)     Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2015 ($ in millions)		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$	-	108	10	366	484
Total gains (realized/unrealized):
Included in earnings		-	-	111	288	399
Purchases		-	-	(2)	-	(2)
Sale and exercise of warrant		-	-	-	(477)	(477)
Settlements		-	(28)	(107)	24	(111)
Transfers into Level 3(b)		-	87	-	-	87

Balance, end of period	$	-	167	12	201	380

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2015(c)	$	-	-	17	66	83

(a)     Net interest rate derivatives include derivative assets and liabilities of $15 and $3, respectively, as of December 31, 2015. Net equity derivatives include derivative assets and liabilities of $262 and $61, respectively, as of December 31, 2015.

(b)     Includes certain residential mortgage loans held for sale that were transferred to held for investment.

(c)     Includes interest income and expense.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2014 ($ in millions)		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$	1	92	8	336	437
Total gains (losses) (realized/unrealized):
Included in earnings		-	4	125	(7)	122
Purchases		-	-	(1)	-	(1)
Sales		(1)	-	-	-	(1)
Settlements		-	(17)	(122)	37	(102)
Transfers into Level 3(b)		-	29	-	-	29

Balance, end of period	$	-	108	10	366	484

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2014(c)	$	-	4	13	(7)	10

(a)

Net interest rate derivatives include derivative assets and liabilities of $12 and $2, respectively, as of December 31, 2014. Net equity derivatives include derivative assets and liabilities of $415 and $49, respectively, as of December 31, 2014.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

169  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 as follows:

($ in millions)	2016	2015	2014

Mortgage banking net revenue	$112	110	127
Corporate banking revenue	1	1	2
Other noninterest income	17	288	(7)

Total gains	$130	399	122

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2016, 2015 and 2014 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2016	2015	2014

Mortgage banking net revenue	$10	16	16
Corporate banking revenue	1	1	1
Other noninterest income	(56)	66	(7)

Total (losses) gains	$(45)	83	10

The following tables present information as of December 31, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$143	Loss rate model	Interest rate risk factor	(11.5) - 13.8%	2.3%
			Credit risk factor	0 - 75.6%	1.4%

IRLCs, net	12	Discounted cash flow	Loan closing rates	23.8 - 99.5%	76.8%

Swap associated with the sale of Visa, Inc. Class B Shares	(91)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	NM

As of December 31, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$167	Loss rate model	Interest rate risk factor	(9.2) - 16.5%	3.1%
			Credit risk factor	0 - 80.5%	1.3%

IRLCs, net	15	Discounted cash flow	Loan closing rates	5.8 - 94.0%	76.3%

Stock warrant associated with Vantiv Holding, LLC	262	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 13.5 22.6 - 31.2%	5.9 25.9%

Swap associated with the sale of Visa, Inc. Class B Shares	(61)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2016 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

170  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2016 and 2015 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2016 and 2015, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2016 ($ in millions)		Level 1	Level 2	Level 3	Total	For the year ended December 31, 2016

Commercial loans held for sale	$	-	-	5	5	(32)
Commercial and industrial loans		-	-	412	412	(166)
Commercial mortgage loans		-	-	15	15	(4)
Commercial construction loans		-	-	-	-	2
Commercial leases		-	-	3	3	(3)
MSRs		-	-	744	744	7
OREO		-	-	42	42	(17)
Bank premises and equipment		-	-	28	28	(31)
Operating lease equipment		-	-	37	37	(9)
Private equity investments		-	-	60	60	(9)

Total	$	-	-	1,346	1,346	(262)

		Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2015 ($ in millions)		Level 1	Level 2	Level 3	Total	For the year ended December 31, 2015

Commercial loans held for sale	$	-	-	13	13	3
Residential mortgage loans held for sale		-	-	68	68	(2)
Automobile loans held for sale		-	-	2	2	-
Credit cards held for sale		-	-	4	4	(2)
Commercial and industrial loans		-	-	344	344	(137)
Commercial mortgage loans		-	-	103	103	(41)
Commercial construction loans		-	-	6	6	(5)
Residential mortgage loans		-	-	55	55	(1)
MSRs		-	-	784	784	4
OREO		-	-	58	58	(24)
Bank premises and equipment		-	-	83	83	(101)
Operating lease equipment		-	-	42	42	(33)
Private equity investments				13	13	(1)

Total	$	-	-	1,575	1,575	(340)

The following tables present information as of December 31, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets measured on a nonrecurring basis:

As of December 31, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$ 5	Appraised value	Appraised value	NM	NM

Commercial and industrial loans	412	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	15	Appraised value	Collateral value	NM	NM

Commercial construction loans	-	Appraised value	Collateral value	NM	NM

Commercial leases	3	Appraised value	Appraised value	NM	NM

MSRs	744	Discounted cash flow	Prepayment speed	0.7 - 100%	(Fixed) 10.2% (Adjustable) 25.3%
			OAS spread (bps)	100 - 1,515	(Fixed) 654 (Adjustable) 738

OREO	42	Appraised value	Appraised value	NM	NM

Bank premises and equipment	28	Appraised value	Appraised value	NM	NM

Operating lease equipment	37	Appraised value	Appraised value	NM	NM

Private equity investments	60	Liquidity discount applied to fund’s net asset value	Liquidity discount	5.0 - 37.5%	12.8%

171  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 ($ in millions)

Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$	13	Discounted cash flow	Discount spread	NM	4.4%

Residential mortgage loans held for sale		68	Loss rate model	Interest rate risk factor	(7.5) - 0.1%	(1.6%	)
				Credit risk factor	NM	0.1%

Automobile loans held for sale		2	Discounted cash flow	Discount spread	NM	3.1%

Credit cards held for sale		4	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	NM

Commercial and industrial loans		344	Appraised value	Collateral value	NM	NM

Commercial mortgage loans		103	Appraised value	Collateral value	NM	NM

Commercial construction loans		6	Appraised value	Collateral value	NM	NM

Residential mortgage loans		55	Appraised value	Appraised value	NM	NM

MSRs		784	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 11.8% (Adjustable) 27.0%
				OAS spread (bps)	364 - 1,515	(Fixed) 618 (Adjustable) 703

OREO		58	Appraised value	Appraised value	NM	NM

Bank premises and equipment		83	Appraised value	Appraised value	NM	NM

Operating lease equipment		42	Appraised value	Appraised value	NM	NM

Private equity investments		13	Liquidity discount applied to fund’s net asset value	Liquidity discount	NM	18.0%

Commercial loans held for sale

During the years ended December 31, 2016 and 2015, the Bancorp transferred $140 million and $37 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value. These loans had fair value adjustments during the years ended December 31, 2016 and 2015 totaling $30 million and $1 million, respectively, and were generally based on either appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, during the years ended December 31, 2016 and 2015 there were fair value adjustments on existing loans held for sale of $2 million and $1 million, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of net gains on the sale of certain commercial loans held for sale during the year ended December 31, 2016 and $5 million in gains on the sale of certain commercial loans held for sale during the year ended December 31, 2015.

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

Residential mortgage loans held for sale

During the year ended December 31, 2016, the Bancorp did not transfer any residential mortgage loans from the portfolio to loans held for sale. During the year ended December 31, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had $2 million of fair value adjustments during the year ended December 31, 2015. The Secondary Marketing department, which reports to the Bancorp’s Head of the Consumer Bank, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, is responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Commercial loans held for investment

During the years ended December 31, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans are classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential mortgage loans

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

MSRs

Mortgage interest rates increased during both the years ended December 31, 2016 and 2015 and the Bancorp recognized a recovery of temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 12 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the years ended December 31, 2016 and 2015, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2016 and 2015, these losses include $8 million and $14 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $9 million and $10 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During the years ended December 31, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. During the years ended December 31, 2016 and 2015, the Bancorp recorded net losses of $9 million and $33 million, respectively, as a reduction to corporate banking revenue in the Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on impairment charges related to certain operating lease equipment.

Private equity investments

In December 2013, the U.S. banking agencies issued final rules to implement section 619 of the DFA, known as the Volcker Rule, which places limitations on banking organizations’ ability to own, sponsor or have certain relationships with certain private equity funds. The Bancorp recognized $9 million and $1 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2016 and 2015, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of a fund by applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Chief Strategy Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

173  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value changes recognized in earnings for instruments held at December 31, 2016 and 2015 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $6 million and $17 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both December 31, 2016 and 2015. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2016
Residential mortgage loans measured at fair value	$829	823	6
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

December 31, 2015
Residential mortgage loans measured at fair value	$686	669	17
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-

174  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2016 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,392	2,392	-	-	2,392
Other securities	607	-	607	-	607
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,754	2,754	-	-	2,754
Loans held for sale	65	-	-	65	65
Portfolio loans and leases:
Commercial and industrial loans	40,958	-	-	41,976	41,976
Commercial mortgage loans	6,817	-	-	6,735	6,735
Commercial construction loans	3,887	-	-	3,853	3,853
Commercial leases	3,959	-	-	3,651	3,651
Residential mortgage loans	14,812	-	-	15,415	15,415
Home equity	7,637	-	-	8,421	8,421
Automobile loans	9,941	-	-	9,640	9,640
Credit card	2,135	-	-	2,503	2,503
Other consumer loans and leases	668	-	-	678	678
Unallocated ALLL	(112)	-	-	-	-

Total portfolio loans and leases, net	$90,702	-	-	92,872	92,872

Financial liabilities:
Deposits	$103,821	-	103,811	-	103,811
Federal funds purchased	132	132	-	-	132
Other short-term borrowings	3,535	-	3,535	-	3,535
Long-term debt	14,388	14,288	545	-	14,833

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2015 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,540	2,540	-	-	2,540
Other securities	604	-	604	-	604
Held-to-maturity securities	70	-	-	70	70
Other short-term investments	2,671	2,671	-	-	2,671
Loans held for sale	384	-	-	384	384
Portfolio loans and leases:
Commercial and industrial loans	41,479	-	-	41,802	41,802
Commercial mortgage loans	6,840	-	-	6,656	6,656
Commercial construction loans	3,190	-	-	2,918	2,918
Commercial leases	3,807	-	-	3,533	3,533
Residential mortgage loans	13,449	-	-	14,061	14,061
Home equity	8,234	-	-	8,948	8,948
Automobile loans	11,453	-	-	11,170	11,170
Credit card	2,160	-	-	2,551	2,551
Other consumer loans and leases	646	-	-	643	643
Unallocated ALLL	(115)	-	-	-	-

Total portfolio loans and leases, net	$91,143	-	-	92,282	92,282

Financial liabilities:
Deposits	$103,205	-	103,219	-	103,219
Federal funds purchased	151	151	-	-	151
Other short-term borrowings	1,507	-	1,507	-	1,507
Long-term debt(a)	15,810	15,603	625	-	16,228

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1.

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, other securities consisting of FHLB, FRB and DTCC restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market, foreign office deposits and other deposits), federal funds purchased and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates of deposit $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

175  Fifth Third Bancorp

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

176  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. REGULATORY CAPITAL REQUIREMENTS AND CAPITAL RATIOS

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. The regulatory capital requirements were revised by the Basel III Final Rule which was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also defined and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are Common equity Tier 1 capital of at least 4.5% (CET1 ratio), Tier I capital (core capital) of at least 6% of risk-weighted assets (Tier I risk-based capital ratio), Total regulatory capital (Tier I plus Tier II capital) of at least 8% of risk-weighted assets (Total risk-based capital ratio) and Tier I capital of at least 4% of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. Additionally, when fully phased-in in 2019, the Basel III Final Rule will include a capital conservation buffer requirement of 2.5% in addition to the minimum capital requirements of the CET1, Tier I capital and Total risk-based capital ratios in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers.

The Basel III Final Rule provided for certain BHCs, including the Bancorp, to opt out of including AOCI in regulatory capital and also retained the treatment of residential mortgage exposures consistent with the prior Basel I capital rules. Fifth Third made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 for its banking subsidiary and FR Y-9C filing for the Bancorp. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31,

2016, the Bancorp’s TruPS no longer qualified for Tier I capital, compared to $13 million of TruPS, or 1 bp of risk-weighted assets, which qualified as Tier I capital at December 31, 2015. The Bancorp’s Tier II capital consists principally of term subordinated debt and, subject to limitations, allowances for credit losses.

The Bancorp’s assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories according to the Standardized Approach for risk-weighting assets as defined in the Basel III Final Rule. The aggregate dollar value of the amount of each category is multiplied by the associated risk weighting. The resulting weighted values from each of the risk categories in sum is the total risk-weighted assets. Quarterly average assets are a component of the Tier I leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

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

The Bancorp and its banking subsidiary, Fifth Third Bank, had CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2016 and 2015. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios. In addition, the Bancorp exceeded the “capital conservation buffer” ratio for all periods presented.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

		2016			2015

($ in millions)		Amount	Ratio		Amount	Ratio(a)

CET1 capital (to risk-weighted assets):
Fifth Third Bancorp	$	12,426	10.39%	$	11,917	9.82%
Fifth Third Bank		14,015	11.92		14,216	11.92
Tier I risk-based capital (to risk-weighted assets):
Fifth Third Bancorp		13,756	11.50		13,260	10.93
Fifth Third Bank		14,015	11.92		14,216	11.92
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp		17,972	15.02		17,134	14.13
Fifth Third Bank		16,175	13.76		15,642	13.12
Tier I leverage (to quarterly average assets):
Fifth Third Bancorp		13,756	9.90		13,260	9.54
Fifth Third Bank		14,015	10.30		14,216	10.43

(a)	Ratios not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” For further information, refer to Note 1.

177  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)

For the years ended December 31 ($ in millions)	2016	2015	2014

Income
Dividends from subsidiaries:
Consolidated nonbank subsidiaries(a)	$ 1,886	1,040	1,094
Interest on loans to subsidiaries	18	15	14

Total income	1,904	1,055	1,108

Expenses
Interest	171	178	163
Other	18	22	17

Total expenses	189	200	180

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,715	855	928
Applicable income tax benefit	63	69	62

Income Before Change in Undistributed Earnings of Subsidiaries	1,778	924	990
Change in undistributed earnings	(214)	788	491

Net Income	$ 1,564	1,712	1,481

Other Comprehensive Income	-	-	-

Comprehensive Income Attributable to Bancorp	$ 1,564	1,712	1,481

(a)

The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $1.9 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

Condensed Balance Sheets (Parent Company Only)

As of December 31 ($ in millions)	2016	2015

Assets
Cash	$130	128
Short-term investments	3,074	3,728
Loans to subsidiaries:
Nonbank subsidiaries	969	982

Total loans to subsidiaries	969	982

Investment in subsidiaries:
Nonbank subsidiaries	17,588	17,831

Total investment in subsidiaries	17,588	17,831

Goodwill	80	80
Other assets	366	414	(a)

Total Assets	$22,207	23,163	(a)

Liabilities
Other short-term borrowings	$344	404
Accrued expenses and other liabilities	461	433
Long-term debt (external)	5,170	6,456	(a)

Total Liabilities	$5,975	7,293	(a)

Shareholders’ Equity
Common stock	$2,051	2,051
Preferred stock	1,331	1,331
Capital surplus	2,756	2,666
Retained earnings	13,441	12,358
Accumulated other comprehensive income	59	197
Treasury stock	(3,433)	(2,764)
Noncontrolling interests	27	31

Total Equity	16,232	15,870

Total Liabilities and Equity	$22,207	23,163	(a)

(a)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Balance Sheet was adjusted to reflect the reclassification of $17 of debt issuance costs from other assets to long-term debt. For further information refer to Note 1.

178  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31 ($ in millions)		2016	2015	2014

Operating Activities
Net income	$	1,564	1,712	1,481
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes		-	(4)	(1)
Net change in undistributed earnings		214	(788)	(491)
Net change in:
Other assets		14	(18)	9
Accrued expenses and other liabilities		(35)	31	(41)

Net Cash Provided by Operating Activities		1,757	933	957

Investing Activities
Net change in:
Short-term investments		654	(539)	(684)
Loans to subsidiaries		13	2	(10)

Net Cash Provided by (Used in) Investing Activities		667	(537)	(694)

Financing Activities
Net change in other short-term borrowings		(60)	(22)	115
Proceeds from issuance of long-term debt		-	1,099	499
Repayment of long-term debt		(1,250)	-	-
Dividends paid on common stock		(402)	(422)	(423)
Dividends paid on preferred stock		(52)	(75)	(67)
Issuance of preferred stock		-	-	297
Repurchase of treasury stock and related forward contract		(661)	(850)	(654)
Other, net		3	2	(30)

Net Cash Used in Financing Activities		(2,422)	(268)	(263)

Increase in Cash		2	128	-
Cash at Beginning of Period		128	-	-

Cash at End of Period	$	130	128	-

179  Fifth Third Bancorp

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioural assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing business segments was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2016.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision for loan and lease losses expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the years ended December 31, 2015 and 2014 were adjusted to reflect this change. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the years ended December 31, 2015 and 2014 were adjusted to reflect changes in internal expense allocation methodologies.

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

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. In the second quarter of 2016, the Investment Advisors segment name was changed to Wealth and Asset Management to better reflect the services provided by the business segment. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

180  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the results of operations and assets by business segment for the years ended December 31:

					Wealth	General
		Commercial	Branch	Consumer	and Asset	Corporate
2016 ($ in millions)		Banking	Banking	Lending	Management	and Other	Eliminations	Total

Net interest income	$	1,814	1,669	248	168	(284)	-	3,615
Provision for loan and lease losses		76	138	44	1	84	-	343

Net interest income after provision for loan and lease losses		1,738	1,531	204	167	(368)	-	3,272

Total noninterest income		907 (c)	755 (b)	303	399	463	(131)(a)	2,696
Total noninterest expense		1,426	1,621	475	422	90	(131)	3,903

Income before income taxes		1,219	665	32	144	5	-	2,065
Applicable income tax expense		224	234	12	51	(16)	-	505

Net income		995	431	20	93	21	-	1,560
Less: Net income attributable to noncontrolling interests		-	-	-	-	(4)	-	(4)

Net income attributable to Bancorp		995	431	20	93	25	-	1,564
Dividends on preferred stock		-	-	-	-	75	-	75

Net income available to common shareholders	$	995	431	20	93	(50)	-	1,489

Total goodwill	$	613	1,655	-	148	-	-	2,416

Total assets	$	58,092	55,940	22,041	9,487	(3,383)(d)	-	142,177

(a)     Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.

(b)     Includes impairment charges of $32 for branches and land. For more information refer to Note 7 and Note 27.

(c)     Includes impairment charges of $20 for operating lease equipment. For more information refer to Note 8 and Note 27.

(d)     Includes bank premises and equipment of $39 classified as held for sale. For more information, refer to Note 7.

					Wealth	General
		Commercial	Branch	Consumer	and Asset	Corporate
2015 ($ in millions)		Banking	Banking	Lending	Management	and Other	Eliminations	Total

Net interest income	$	1,625	1,555	249	128	(24)	-	3,533
Provision for loan and lease losses		298	151	44	3	(100)	-	396

Net interest income after provision for loan and lease losses		1,327	1,404	205	125	76	-	3,137

Total noninterest income		853 (c)	652 (b)	407	418	822	(149)(a)	3,003
Total noninterest expense		1,369	1,598	440	455	62	(149)	3,775

Income before income taxes		811	458	172	88	836	-	2,365
Applicable income tax expense		93	161	61	30	314	-	659

Net income		718	297	111	58	522	-	1,706
Less: Net income attributable to noncontrolling interests		-	-	-	-	(6)	-	(6)

Net income attributable to Bancorp		718	297	111	58	528	-	1,712
Dividends on preferred stock		-	-	-	-	75	-	75

Net income available to common shareholders	$	718	297	111	58	453	-	1,637

Total goodwill	$	613	1,655	-	148	-	-	2,416

Total assets(e)	$	58,105	53,609	22,656	9,939	(3,261)(d)	-	141,048

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $109 for branches and land. For more information refer to Note 7 and Note 27.
(c)	Includes impairment charges of $36 for operating lease equipment. For more information, refer to Note 8 and Note 27.
(d)	Includes bank premises and equipment of $81 classified as held for sale. For more information, refer to Note 7.
(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1.

181  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 ($ in millions)		Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$	1,627	1,573	258	121	-	-	3,579
Provision for loan and lease losses		141	171	156	1	(154)	-	315

Net interest income after provision for loan and lease losses		1,486	1,402	102	120	154	-	3,264

Total noninterest income		880	726 (b)	350	410	253	(146)(a)	2,473
Total noninterest expense		1,281	1,587	558	443	(14)	(146)	3,709

Income (loss) before income taxes		1,085	541	(106)	87	421	-	2,028
Applicable income tax expense (benefit)		201	191	(37)	29	161	-	545

Net income (loss)		884	350	(69)	58	260	-	1,483
Less: Net income attributable to noncontrolling interests		-	-	-	-	2	-	2

Net income (loss) attributable to Bancorp		884	350	(69)	58	258	-	1,481
Dividends on preferred stock		-	-	-	-	67	-	67

Net income (loss) available to common shareholders	$	884	350	(69)	58	191	-	1,414

Total goodwill	$	613	1,655	-	148	-	-	2,416

Total assets(d)	$	56,400	51,488	22,567	10,445	(2,230)(c)	-	138,670

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $20 for branches and land. For more information refer to Note 7 and Note 27.
(c)	Includes bank premises and equipment of $26 classified as held for sale. For more information, refer to Note 7.
(d)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2014 Consolidated Balance Sheet was adjusted to reflect the reclassification of $36 of debt issuance costs from other assets to long-term debt. For further information, refer to Note 1.

182  Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 750,864,896 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2017. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $13,447,748,736 as of June 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

    Only those sections of this 2016 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2016. No other information contained in this 2016 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	184-190
	Employees	47
	Segment Information	50-57, 180-182
	Average Balance Sheets	43
	Analysis of Net Interest Income and Net Interest Income Changes	42-44
	Investment Securities Portfolio	61-63, 113-114
	Loan and Lease Portfolio	60-61, 115-116
	Risk Elements of Loan and Lease Portfolio	67-81
	Deposits	63-65
	Return on Equity and Assets	31
	Short-term Borrowings	65, 138
Item 1A.	Risk Factors	191-201
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	202
Item 3.	Legal Proceedings	146-147
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	202
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	203
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-91
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	81-85
Item 8.	Financial Statements and Supplementary Data	95-182
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	205
Item 11.	Executive Compensation	205
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	160-163, 205
Item 13.	Certain Relationships and Related Transactions, and Director Independence	205
Item 14.	Principal Accounting Fees and Services	205
PART IV
Item 15.	Exhibits, Financial Statement Schedules	205-208
SIGNATURES		209

183  Fifth Third Bancorp

PART I

ITEM 1.    BUSINESS

General Information

Fifth Third Bancorp (the “Bancorp”), an Ohio corporation organized in 1975, is a bank holding company (“BHC”) as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”).

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. As of December 31, 2016, the Company had $142 billion in assets and operates 1,191 full-service Banking Centers, and 2,495 ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. Fifth Third operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending, and Wealth & Asset Management. Fifth Third also has a 17.9% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $414 million as of December 31, 2016. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2016, had $315 billion in assets under care, of which it managed $31 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational, energy and medical sectors, including a wide variety of checking, savings and money market accounts, treasury management products, wealth management solutions, payments and commerce solutions, insurance services and credit products such as credit cards, installment loans, mortgage loans and leases. These products and services are delivered through a variety of channels and methods including the Company’s Banking Centers, other offices, telephone sales, the internet and mobile applications. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2016.

The Bancorp derives the majority of its revenues from the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements.

Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Financial Information

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form

10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at https://www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

Competition

The Bancorp competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to traditional financial institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors and insurance companies as well as financial technology companies. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

Acquisitions and Investments

The Bancorp’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Bancorp evaluates strategic acquisition and investment opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its banking subsidiary are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. Regulation and regulatory oversight have increased significantly since 2010 as a result of the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”).

184  Fifth Third Bancorp

The DFA imposes regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) requiring financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and submit that resolution plan to both the Federal Reserve and the FDIC; (v) limiting debit card interchange fees; (vi) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay” vote on executive compensation; (vii) strengthening the SEC’s powers to regulate securities markets; (viii) regulating OTC derivative markets; (ix) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (x) changing the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity; and (xi) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. In addition, due to the volume of regulations required by the DFA, not all proposed or final regulations that may have an impact on the Bancorp or its banking subsidiary are necessarily discussed.

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

185  Fifth Third Bancorp

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

FDIC Assessments

Pursuant to the DFA, in 2011 the FDIC revised the framework by which insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the Deposit Insurance Fund (the “DIF”).

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

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more. The Bancorp became subject to the FDIC surcharge and reduced regular FDIC insurance assessments on July 1, 2016. The surcharges will continue through the quarter that the DIF reserve ratio first reaches or exceeds 1.35% of insured deposits, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more.

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

Community Reinvestment Act

The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities and the CRA requires the FRB to evaluate the performance of such depository institutions with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The FRB must take into account the record of performance of depository institutions in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. For purposes of CRA examinations, the FRB rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank must be well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing limitations or conditions on the Bancorp’s activities (and the commencement of new activities, including merger with or acquisitions of other financial institutions) and could ultimately result in the loss of financial holding company status. The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. This CRA examination resulted in a rating of “Needs to Improve”. The Bank believes that the “Needs to Improve” rating reflects legacy issues that have been remediated during the intervening three years. While the Bank’s CRA rating is “Needs to Improve” the Bancorp and the Bank face limitations and conditions on certain activities, including the commencement of new activities and merger with or acquisitions of other financial institutions. The Bank’s next CRA examination commenced during the fourth quarter of 2016.

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

Systemically Significant Companies and Capital

Title I of the DFA created a new regulatory regime for large BHCs. U.S. BHCs with $50 billion or more in total consolidated assets, including Fifth Third, are subject to enhanced prudential standards and early remediation requirements under Title I. Title I of the DFA established a broad framework for identifying, applying heightened supervision and regulation to, and (as necessary) limiting the size and activities of systemically significant financial companies.

The DFA required the FRB to impose enhanced capital and risk-management standards on these firms and mandated the FRB to conduct annual stress tests on all BHCs with $50 billion or more in assets to determine whether they have adequate capital available to absorb losses in baseline, adverse, or severely adverse economic conditions. In November 2011, the FRB adopted final rules requiring BHCs with $50 billion or more in consolidated assets to submit capital plans to the FRB on an annual basis.

186  Fifth Third Bancorp

Under the Comprehensive Capital Analysis and Review (CCAR) process, the FRB annually evaluates an institution’s capital adequacy, internal capital adequacy, assessment processes and capital distribution plans such as dividend payments and stock repurchases. Banks are also required to report certain data to the FRB on a quarterly basis to allow the FRB to monitor progress against the approved capital plans.

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

In 2014, the FRB amended its capital planning and stress testing rules to, among other things, generally limit a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases – commencing April 1, 2015 if the amount of the bank’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank had indicated in its submitted capital plan as to which it received a non-objection from the FRB. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier I Capital instruments and/ or Tier II Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier I Capital and Tier II Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions. BHCs with consolidated assets of $50 billion or more are required to submit their 2017 capital plan to the FRB by April 5, 2017.

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

The Final Capital Rules were effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Although not currently required, Fifth Third Bancorp believes the aforementioned capital ratios under the revised Final Capital Rules meet or exceed the ratios on a fully phased-in basis. Refer to the Non-GAAP Financial Measures section of MD&A for an estimated CET1 capital ratio under the Basel III Final Rule (fully phased-in) as of December 31, 2016.

187  Fifth Third Bancorp

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

The initial compliance date for the modified LCR was January 31, 2016, with the requirement fully phased-in on January 1, 2017. The LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

In addition, the Bancorp is also subject to the liquidity-related requirements of the enhanced prudential supervision rules adopted by the FRB under Section 165 of the DFA, as described above. As of December 31, 2016, the Bancorp’s modified LCR complied with the fully phased-in LCR requirements which became effective on January 1, 2017.

In addition to the LCR, the Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. In May, 2016, the federal banking agencies proposed an NSFR Rule. As proposed the most stringent requirements would apply to firms with $250 billion or more in assets or $10 billion or more in on-balance sheet foreign exposure. Holding companies with less than $250 billion, but more than $50 billion in assets and less than $10 billion in on-balance foreign exposure, such as the Bancorp, would be subject to a less stringent, modified NFSR requirement.

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

188  Fifth Third Bancorp

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

In June 2016, the SEC and the federal banking agencies issued a proposed rule to implement the incentive-based compensation provisions of section 956 of the DFA. The proposal would establish new requirements for incentive-based compensation at institutions with assets of at least $1 billion.

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

189  Fifth Third Bancorp

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

In October 2011, the FRB and FDIC issued a final rule implementing the resolution planning requirements of Section 165(d) of the DFA. The final rule requires BHCs with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress.    Under the final rule, companies must submit their initial resolution plans on a staggered basis. The Bancorp submitted its most recent resolution plan pursuant to this rule as of December 31, 2015. In August 2016, the FDIC and the FRB announced that 38 firms, including Fifth Third, will be required to submit their next resolutions by December 31, 2017.

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

Derivatives

Title VII of the DFA includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. Fifth Third Bank is provisionally registered with the Commodity Futures Trading Commission as a swap dealer. As with the Volcker Rule, the Bank is required to demonstrate that it has a satisfactory compliance program to monitor its activities under these regulations. Certain regulations implementing Title VII of the DFA have not been finalized. The ultimate impact of these regulations, and the time it will take to comply, continues to remain uncertain. The final regulations may impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Future Legislative and Regulatory Initiatives

Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules, that may affect the regulation of financial institutions and their holding companies. The impact of any future legislative or regulatory changes cannot be predicted. However, such changes could affect Bancorp’s business, financial condition and results of operations.

190  Fifth Third Bancorp

ITEM 1A. RISK FACTORS

The risks listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations, or its business. Some of these risks are interrelated, and the occurrence of one or more of them may exacerbate the effect of others.

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the U.S. economy, including within Fifth Third’s geographic footprint, has adversely affected Fifth Third in the past and may adversely affect Fifth Third in the future.

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines, this could result in, among other things, a decreased demand for Fifth Third’s products and services, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. These factors could result in higher delinquencies, greater charge-offs and increased losses in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

Global financial conditions could hamper economic recovery or contribute to recessionary economic conditions and severe stress in the financial markets, including in the United States. Should the U.S. economy be adversely impacted by these factors, the likelihood for loan and asset growth at U.S. financial institutions, like Fifth Third, may deteriorate.

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

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. Market changes and trends may result in a decline in wealth and asset management revenue or investment or trading losses that may impact Fifth Third. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those clients and customers. Additionally, losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect Fifth Third’s income, cash flows and funding costs.

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

Fifth Third’s stock price is volatile.

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, without limitation:

●	Actual or anticipated variations in earnings;
●	Changes in analysts’ recommendations or projections;
●	Fifth Third’s announcements of developments related to its businesses;
●	Operating and stock performance of other companies deemed to be peers;
●	Actions by government regulators and changes in the regulatory regime;
●	New technology used or services offered by traditional and non-traditional competitors;
●	News reports of trends, concerns and other issues related to the financial services industry;
●	U.S. and global economic conditions;
●	Natural disasters;
●	Geopolitical conditions such as acts or threats of terrorism, military conflicts and withdrawal from the EU by the U.K. or other EU members.

191  Fifth Third Bancorp

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

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,191 full-service banking centers, 50 parcels of land held for the development of future banking centers and 10 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2016; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions decline. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the Credit Risk Management subsection of the Risk Management section of MD&A and the Allowance for Loan and Losses and Reserve for Unfunded Commitments subsections of the Critical Accounting Policies section of MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 70% of average total assets at December 31, 2016). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:

●

a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally, which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets;

●	the loss of customer deposits to alternative investments;
●	inability to sell or securitize loans or other assets,
●	increased regulatory requirements,
●	and reductions in one or more of Fifth Third’s credit ratings.

192  Fifth Third Bancorp

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

Recent regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations recently adopted or proposed, and additional regulations under consideration, impose or could impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements and restrictions on short-term debt issued by top-tier holding companies. Given the overlap and complex interactions of these regulations with other regulatory changes, including the resolution and recovery framework applicable to Fifth Third, the full impact of the adopted and proposed regulations will remain uncertain until their full implementation. It is also uncertain whether adopted and proposed regulations will ultimately be rolled back or modified as a result of the change in administration in the U.S. Uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime may negatively impact Fifth Third’s business.

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, then Fifth Third’s liquidity, operating margins, and financial results and condition may be materially adversely affected. As Fifth Third did during the financial crisis, it may also need to raise additional capital through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends to preserve capital.

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.

Fifth Third’s credit risk and credit losses can increase if its loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Fifth Third has significant exposures to businesses in certain economic sectors such as manufacturing, real estate, financial services and insurance and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally Fifth Third has a substantial portfolio of commercial and residential real estate loans and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition.

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

If Fifth Third does not respond to rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer.

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

This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers. Rapidly changing technology and consumer preferences may require Fifth Third to effectively implement new technology-driven products and services in order to compete and meet customer demands. Fifth Third may not be able to do so or be successful in marketing these products and services to its customers. As a result, Fifth Third’s ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations, may be adversely affected.

Fifth Third may make strategic investments and may expand an existing line of business or enter into new lines of business to remain competitive. If Fifth Third’s chosen strategies, for example, the NorthStar Strategy initiatives, are not appropriate to effectively compete or Fifth Third does not execute them in an appropriate or timely manner, Fifth Third’s business and results may suffer. Additionally, these strategies, products and lines of business may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect Fifth Third’s results of operations or future growth prospects and cause Fifth Third to fail to meet its stated goals and expectations.

193  Fifth Third Bancorp

Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.

Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. Fifth Third may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and result in reputational harm and have other negative effects. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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

Fifth Third’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to Fifth Third, certain of its subsidiaries and particular classes of securities they issue. The interest rates that Fifth Third pays on its securities are also influenced by, among other things, the credit ratings that it, its subsidiaries and/or its securities receive from recognized rating agencies. A downgrade to Fifth Third or its subsidiaries’ credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its subsidiaries or their securities could also create obligations or liabilities of Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on its results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Fifth Third could suffer if it fails to attract and retain skilled personnel.

Fifth Third’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that Fifth Third serves is intense, which may increase Fifth Third’s expenses and may result in Fifth Third not being able to hire candidates or retain them. If Fifth Third is not able to hire qualified candidates or retain its key personnel, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.

194  Fifth Third Bancorp

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

Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs and other purposes. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

Also, information Fifth Third provides to the public or to its regulators based on models could be inaccurate or misleading due to inadequate design or implementation, for example. Decisions that its regulators make, including those related to capital distributions to its shareholders, could be affected adversely due to the perception that the models used to generate the relevant information are unreliable or inadequate.

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

Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of MSRs can decrease. Each quarter Fifth Third evaluates the fair value of MSRs, and decreases in fair value of MSRs below amortized cost reduce earnings in the period in which the decrease occurs.

The preparation of financial statements requires Fifth Third to make subjective determinations and use estimates that may vary from actual results and materially impact its results of operations or financial position.

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

195  Fifth Third Bancorp

Difficulties in identifying suitable opportunities or combining the operations of acquired entities or assets with Fifth Third’s own operations or assessing the effectiveness of businesses in which we make strategic investments or with which we enter into strategic contractual relationships may prevent Fifth Third from achieving the expected benefits from these acquisitions, investments or relationships.

Inherent uncertainties exist when assessing or integrating the operations of an acquired business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition or strategic relationship. In addition, the markets and industries in which Fifth Third and its potential acquisition and investment targets operate are highly competitive. Acquisition or investment targets may lose customers or otherwise perform poorly or unprofitably, in the case of an acquired business or strategic relationship, cause Fifth Third to lose customers or perform poorly or unprofitably. Future acquisition and integration activities and efforts to monitor new investments or reap the benefits of a new strategic relationship may require Fifth Third to devote substantial time and resources and may cause these acquisitions, investments and relationships to be unprofitable or cause Fifth Third to be unable to pursue other business opportunities.

After completing an acquisition, Fifth Third may find certain items were not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity or assets. For example, Fifth Third could experience higher charge-offs than originally anticipated related to the acquired loan portfolio. Additionally, acquired companies or businesses may increase Fifth Third’s risk of regulatory action or restrictions related to the operations of the acquired business.

Fifth Third may sell or consider selling one or more of its businesses. Should it determine to sell such a business, it may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses, the loss of income could have an adverse effect on its earnings and future growth.

Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic businesses and other assets that are not significantly synergistic with its core financial services businesses or may no longer be aligned with Fifth Third’s strategic plans. Fifth Third has, from time to time, considered and undertaken (and, in the case of Vantiv, has announced its intention to continue) the sale of such businesses and/or interests, including, for example, portions of Fifth Third’s stake in Vantiv Holding, LLC. If it were to determine to sell such businesses and/or interests, Fifth Third would be subject to market forces that may make completion of a sale unsuccessful or may not be able to do so within a desirable time frame. If Fifth Third were to complete the sale of any of its businesses and/or interests in third parties, it would lose the income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

Fifth Third relies on its systems and certain third party service providers, and certain failures could materially adversely affect operations.

Fifth Third collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Fifth Third and third party service providers. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the systems will not be inoperable. Fifth Third also has security to prevent unauthorized access to the systems. In addition, Fifth Third requires its third party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful. A security breach in the systems and loss of confidential information such as credit card numbers and related information could result in significant reputational harm and the loss of customers’ confidence in Fifth Third. As a result, we may lose existing and new customers and incur significant costs, including privacy monitoring activities.

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

196  Fifth Third Bancorp

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance.

Fifth Third is exposed to cyber-security risks, including denial of service, hacking, and identity theft, which could result in the disclosure, theft or destruction of confidential information.

Fifth Third relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated. There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank, and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. These events adversely affected the performance of Fifth Third’s website and in some instances prevented customers from accessing Fifth Third’s website. Future cyber-attacks could be more disruptive and damaging. Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. Fifth Third may incur increasing costs in an effort to minimize these risks or in the investigation of such cyber-attacks or related to the protection of the Bancorp’s customers from identity theft as a result of such attacks. Despite this effort, the occurrence of any failure, interruption or security breach of Fifth Third’s systems or third-party service providers, particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

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

Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.

Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, reputational risk, and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations.

Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, Fifth Third may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk. If Fifth Third’s risk management framework proves ineffective, Fifth Third could incur litigation, negative regulatory consequences, reputational damages among other adverse consequences and Fifth Third could suffer unexpected losses that may affect its financial condition or results of operations.

The results of Vantiv Holding, LLC could have a negative impact on Fifth Third’s operating results and financial condition.

In 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions). As a result of additional share sales completed by Fifth Third in 2013, 2014, 2015 and 2016, the Bancorp ownership share in Vantiv Holding, LLC as of December 31, 2016, is approximately 18%. The Bancorp’s investment in Vantiv Holding, LLC is currently accounted for under the equity method of accounting and is not consolidated based on Fifth Third’s remaining ownership share in Vantiv Holding, LLC. Vantiv Holding, LLC’s operating results could be poor and could negatively affect the operating results of Fifth Third. In addition, Fifth Third participates in a multi-lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on the future cash flows of Vantiv Holding, LLC, which are subject to their own risks and uncertainties.

197  Fifth Third Bancorp

Changes in Fifth Third’s ownership in Vantiv Holding, LLC could have an impact on Fifth Third’s stock price, operating results, financial condition, and future outlook.

Fifth Third expects that it will reduce its equity investments in Vantiv Holding, LLC and its publicly traded parent, Vantiv, Inc., in whole or in part, but there can be no assurance that such sales will occur or as to when they will occur or the value that might be received by Fifth Third. A reduction in Fifth Third’s Vantiv ownership interest may result from a series of sale transactions similar to transactions in Vantiv securities engaged in by Fifth Third to date, or could occur as a result of one or more larger transactions, depending on strategic considerations, market conditions, or other factors deemed important by Fifth Third. Additionally, Fifth Third’s ownership in Vantiv could be affected by transactions that Vantiv may undertake. The nature, terms, and timing of transactions engaged in by Vantiv may not be entirely within Fifth Third’s control, if at all. If and when Fifth Third’s ownership in Vantiv is reduced, such changes in ownership could have a material impact, positive or negative, on Fifth Third’s stock price, operating results, financial condition and future outlook.

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

U.S. federal banking agencies’ capital rules implementing Basel III became effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity could limit Fifth Third’s business activities, including lending, and the ability to expand, either organically or through acquisitions. Moreover, although the capital requirements are being phased in over time, U.S. federal banking agencies take into account expectations regarding the ability of banks to meet the capital requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

Failure by the Bancorp’s banking subsidiary to meet applicable capital requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Fifth Third’s business, financial condition and results of operations could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Previous economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislation such as the DFA. Such programs and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

Although there is uncertainty regarding whether the programs implemented and the legislation passed following the financial crisis will remain in place or be modified or repealed under the new administration in the U.S., any new proposals for legislation and regulations introduced could further substantially increase compliance costs in the financial services industry. In addition, changes to laws and regulations could have a negatively impact in the short term even if the longer-term impact of those changes may be expected to be positive for Fifth Third. Fifth Third cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on Fifth Third. Changes in regulation could affect Fifth Third in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

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

198  Fifth Third Bancorp

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

In July 2016, the FRB announced that Fifth Third Bank received a rating of “Needs to Improve” on its CRA examination for the period covering 2011-2013 following its periodic examination to determine Fifth Third Bank’s compliance with the CRA from 2011 through 2013. While Fifth Third Bank’s CRA rating is “Needs to Improve” the Bancorp and Fifth Third Bank face limitations and conditions on certain activities (including the commencement of new activities and merger with or acquisitions of other financial institutions) and the potential loss of financial holding company status. As a result of these limitations and conditions, Fifth Third may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant. The Bank’s next CRA examination commenced during the fourth quarter of 2016.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding their respective customers and businesses. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures.

There has been a trend of large settlements with governmental agencies that may adversely affect the outcomes for other financial institutions, to the extent they are used as a template for other settlements in the future. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties.

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

Fifth Third is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers and depositors and are not designed to protect security-holders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact Fifth Third or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in the laws, including tax laws, or regulations or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements.

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

199  Fifth Third Bancorp

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

We may become subject to more stringent regulatory requirements and activity restrictions if the FRB and FDIC determine that Fifth Third’s resolution plan is not credible.

The DFA and implementing regulations jointly issued by the FRB and FDIC require bank holding companies with more than $50 billion in assets to annually submit a resolution plan to the FRB and the FDIC that, in the event of material financial distress or failure, establish the rapid, orderly resolution under the U.S. Bankruptcy Code. If the FRB and the FDIC jointly determine that Fifth Third’s resolution plan is not “credible,” Fifth Third could become subjected to more stringent capital, leverage or liquidity requirements or restrictions, or restrictions on Fifth Third’s growth, activities or operations, and could eventually be required to divest certain assets or operations in ways that could negatively impact its operations and strategy.

Conforming Covered Activities to the Volcker Rule may require the expenditure of resources and management attention and result in forced sales of assets.

Among other restricted activities, the DFA “Volcker Rule” generally restricts banks and their affiliates from sponsoring or retaining an interest in certain private equity and hedge funds. A forced sale of some or all (“Legacy Covered Funds”) could result in Fifth Third receiving less value than it would otherwise have received.

If an orderly liquidation of a systemically important bank holding company or non-bank financial company were triggered, Fifth Third could face assessments for the Orderly Liquidation Fund.

The DFA created authority for the orderly liquidation of systemically important bank holding companies and non-bank financial companies and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund established under the DFA, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as Fifth Third. Any such assessments may adversely affect Fifth Third’s business, financial condition or results of operations.

Regulation of Fifth Third by the CFTC imposes additional operational and compliance costs.

Title VII of DFA imposes a new regulatory regime on the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, now has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, Fifth Third Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. Although the ultimate impact will depend on the promulgation of all final regulations, Fifth Third‘s derivatives activity will be subject to FRB margin requirements and may also be subject to capital requirements specific to this derivatives activity. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Once finalized, the rules may raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations.

Fifth Third and/or its affiliates are or may become the subject of litigation or regulatory or other enforcement proceedings that could result in substantial legal liability and damage to Fifth Third’s reputation.

Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters, and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation, and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions. Legal, regulatory and other enforcement proceedings could also result in

200  Fifth Third Bancorp

material adverse judgments, settlements, fines, penalties, injunctions or other relief, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable and/or determinations of material weaknesses in its disclosure controls and procedures. In addition, responding to inquiries, investigations, lawsuits and proceedings, regardless of the ultimate outcome of the matter, could be time-consuming and expensive. Like other large financial institutions and companies, Fifth Third is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory or other enforcement action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business. The outcome of lawsuits and regulatory proceedings may be difficult to predict or estimate. Although Fifth Third establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, Fifth Third does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to Fifth Third from the legal proceedings in question. Thus, Fifth Third’s ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect Fifth Third’s results of operations. Please see “Legal and Regulatory Proceedings” in Fifth Third’s Notes to Consolidated Financial Statements for information on specific legal and regulatory proceedings.

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. As part of CCAR, Fifth Third’s capital plan is subject to an annual assessment by the FRB, and the FRB may object to Fifth Third’s capital plan if Fifth Third does not demonstrate an ability to maintain capital above the minimum regulatory capital ratios under baseline and stressful conditions throughout a nine-quarter planning horizon. If the FRB objects to Fifth Third’s capital plan, Fifth Third would be subject to limitations on its ability to make capital distributions (including paying dividends and repurchasing stock).

201  Fifth Third Bancorp

ITEM 2. PROPERTIES

The Bancorp’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations campus is located in Cincinnati, Ohio, and is comprised of a three-story building with an attached parking garage known as the George A. Schaefer, Jr. Operations Center, and a two-story building with surface parking known as the Madisonville Office Building. The Bank owns 100% of these buildings.

At December 31, 2016, the Bancorp, through its banking and non-banking subsidiaries, operated 1,191 banking centers, of which 859 were owned, 229 were leased and 103 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 24, are listed below along with their business experience during the past five years:

Greg D. Carmichael, 55. Chief Executive Officer of the Bancorp since November 2015 and President since September 2012. Previously, Mr. Carmichael was Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Lars C. Anderson, 55. Executive Vice President and Chief Operating Officer of the Bancorp since August 2015. Previously, Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank since December 2010.

Chad M. Borton, 46. Executive Vice President of the Bancorp since April 2014. Previously, Mr. Borton was Head of Retail Banking for Fifth Third Bank from July 2012 to April 2014. Prior to that, Mr. Borton served in multiple positions at JP Morgan Chase including the Head of Branch Administration from August 2011 to July 2012; Senior Vice President and Market Manager from August 2010 to August 2011; Head of Retail Distribution from 2008 to 2010 and Consumer Bank Chief Financial Officer from 2006 to 2008.

Frank R. Forrest, 62. Executive Vice President and Chief Risk Officer of the Bancorp since April 2014. Previously, Mr. Forrest was Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Prior to that, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 51. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Aravind Immaneni, 46. Executive Vice President and Chief Operations and Technology Officer since November 14, 2016. Previously Mr. Immaneni worked for TD Bank as Executive Vice President and Head of Retail Distribution Strategy & Operations since November 2014, Senior Vice President and Head of Retail Bank Operations from August 2013 to November 2014, and Senior Vice President and Head of Deposit & Debit Operations from February 2011 to August 2013.

James C. Leonard, 47. Executive Vice President since September 2015 and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Philip R. McHugh, 52. Executive Vice President of the Bancorp since December 2014. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June 2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.

Jelena McWilliams, 43. Executive Vice President, Chief Legal Officer and Corporate Secretary since January 9, 2017. Previously Ms. McWilliams was Chief Counsel since January 2015 and Deputy Staff Director since July 2016 of the U.S. Senate Committee on Banking, Housing and Urban Affairs. Previously she was Senior Counsel to the U.S. Senate Committee on Banking, Housing and Urban Affairs from July 2012 to December 2015. Prior to that, she served as Assistant Chief Counsel to the U.S. Senate Small Business and Entrepreneurship Committee and before that as an attorney at the Federal Reserve Board of Governors. Prior to government service, she practiced as an attorney with Morrison & Foerster LLP in Palo Alto, California and then with Hogan & Hartson LLP (now Hogan Lovells LLP) in Washington, D.C.

Timothy N. Spence, 38. Executive Vice President and Chief Strategy Officer of the Bancorp since September 2015. Previously, Mr. Spence was a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Teresa J. Tanner, 48. Executive Vice President and Chief Administrative Officer since September 2015. Previously, Ms. Tanner was the Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010 and Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 52. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

202  Fifth Third Bancorp

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2016	High	Low	Dividends Paid Per Share

Fourth Quarter	$27.88	$19.57	$0.14
Third Quarter	$21.11	$16.26	$0.13
Second Quarter	$19.34	$16.02	$0.13
First Quarter	$19.73	$13.84	$0.13

2015	High	Low	Dividends Paid Per Share

Fourth Quarter	$21.14	$18.15	$0.13
Third Quarter	$21.93	$18.21	$0.13
Second Quarter	$21.90	$18.63	$0.13
First Quarter	$20.53	$17.14	$0.13

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements. Additionally, as of December 31, 2016, the Bancorp had 42,892 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)

October 2016	120,199	$ 20.24	-	87,584,352
November 2016	1,468,615	20.87	1,099,205	86,485,147
December 2016	4,965,665	27.17	4,843,750	81,641,397

Total	6,554,479	$ 25.63	5,942,955	81,641,397

(a)

The Bancorp repurchased 120,199, 369,410 and 121,915 shares during October, November and December of 2016, respectively, in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

In March 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

See further discussion on accelerated share repurchase transactions and stock-based compensation in Note 23 and Note 24 of the Notes to Consolidated Financial Statements.

203  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2011 through 2016, and 2006 through 2016, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

Shares Issued Under Certain Employee Benefit Plans

As previously disclosed, during the fourth quarter of 2016, the Bancorp determined that a number of shares of Fifth Third Bancorp common stock offered under our 401(k) Plan were previously inadvertently omitted from inclusion in the corresponding S-8 registration statement. As a result, approximately 207,444 unregistered shares were sold through the 401(k) Plan during the fourth quarter of 2016.

The Bancorp filed the required Form S-8 for the 401(k) Plan on November 10, 2016 and plans to make a voluntary rescission offer to eligible plan participants in order to remediate the registration defect during the first half of 2017. The Bancorp also plans to make rescission offers to participants of other plans as well for previously disclosed registration and prospectus delivery failures. Based on the market price of Fifth Third Bancorp’s common stock in February 2017, the Bancorp does not expect that the exercise of any applicable rescission rights will have a material impact on its results of operations, financial condition, or liquidity.

204  Fifth Third Bancorp

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT

EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages

Public Accounting Firm	93-94

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	95-99
Notes to Consolidated Financial Statements	100-182

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

4.5

First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third Bancorp and the Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.6

Global Security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

4.7

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

205  Fifth Third Bancorp

4.8	First Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.
4.9

Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

4.10

Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 7, 2012.

4.11

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

4.12

Form of Certificate Representing the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.13

Form of Depositary Receipt for the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.14

Global Security dated as of November 20, 2013 representing Fifth Third Bancorp’s $500,000,000 4.30% Subordinated Notes due 2024. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2013.

4.15

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

4.16

Form of Certificate Representing the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.17

Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.18

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

4.19

Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

4.20	Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s
Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.21

Third Supplemental Indenture dated as of February 28, 2014 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.

4.22

Global Security dated as of February 28, 2014, representing Fifth Third Bancorp’s $500,000,000 in principal amount of its 2.30% Senior Notes due 2019. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.

4.23

Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2015.

4.24

Global Security dated as of July 27, 2015, representing Fifth Third Bancorp’s $1,100,000,000 in principal amount of its 2.875% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2015.

4.25

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
10.8

First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.*

10.9

The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.10

First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.*

10.11	Second Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated.*
10.12	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated February 19, 2004.*

206  Fifth Third Bancorp

10.13	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.14	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.15	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.16

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.*

10.17

Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.18	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.19

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005. *

10.20

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.21

Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.*

10.22	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to Exhibit L to the Registrant’s Schedule 13D/A filed with the Commission on December 30, 2015.
10.23

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

10.25

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

10.28	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.29	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.30	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.31	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.32	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.33	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.34	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.35	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
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

10.38

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

10.39

Separation Agreement between Fifth Third Bancorp and Dan Poston dated October 2, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on October 6, 2015.

10.40

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015.**

10.41	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2015**
10.42

Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2015.**

10.43

Supplemental Confirmation dated December 9, 2015, to Master Confirmation dated January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.**

10.44

Supplemental Confirmation dated March 1, 2016, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2016**

10.45

Supplemental Confirmation dated August 2, 2016, to Master Confirmation dated January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2016**

207  Fifth Third Bancorp

10.46	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2016*
10.47

Supplemental Confirmation dated December 15, 2016, to Master Confirmation dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch.**

10.48	2016 Restricted Stock Unit Grant Agreement (for Directors).*
10.49	2017 Stock Appreciation Right Award Agreement (for Executive Officers).*
10.50	2017 Performance Share Award Agreement.*
10.51	2017 Restricted Stock Unit Grant Agreement (for Executive Officers).*
10.52	Long-Term Incentive Award Overview February 2017 Grants.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed 12.1Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2016.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on November 20, 2013 representing an additional $250,000,000 in principal amount of its 4.30% Subordinated Notes due 2024.

*     Denotes management contract or compensatory plan or arrangement.

**   An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

208  Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
President and CEO
Principal Executive Officer
February 24, 2017

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:
/s/ Greg D. Carmichael
Greg D. Carmichael
President and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Marsha C. Williams
Marsha C. Williams
Board Chair

/s/ Nicholas K. Akins
Nicholas K. Akins

B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Jerry W. Burris
Jerry W. Burris

/s/ Greg D. Carmichael
Greg D. Carmichael

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

209  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Interest-Earning Assets

Year	Loans and Leases	Federal Funds Sold(a)	Interest-Bearing Deposits in Banks(a)	Securities	Total	Cash and Due from Banks	Other Assets(c)	Total Average Assets(c)

2016	$94,320	1	1,865	30,099	126,285	2,303	14,963	142,266
2015	93,339	1	3,257	26,987	123,584	2,608	15,179	140,078
2014	91,127	-	3,043	21,823	115,993	2,892	14,505	131,909
2013	89,093	1	2,416	16,444	107,954	2,482	15,025	123,704
2012	84,822	2	1,493	15,319	101,636	2,355	15,643	117,562
2011	80,214	1	2,030	15,437	97,682	2,352	15,259	112,590
2010	79,232	11	3,317	16,371	98,931	2,245	14,758	112,351
2009	83,391	12	1,023	17,100	101,526	2,329	14,179	114,769
2008	85,835	438	183	13,424	99,880	2,490	13,326	114,211
2007	78,348	257	147	11,630	90,382	2,275	10,578	102,442

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Deposits

Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office and Other	Total	Short-Term Borrowings	Total

2016	$35,862	25,143	14,346	19,523	4,010	2,735	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514

INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

						Per Share(b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings

2016	$4,193	578	2,696	3,903	1,489	1.95	1.93	0.53	1.95	1.93
2015	4,028	495	3,003	3,775	1,637	2.03	2.01	0.52	2.03	2.01
2014	4,030	451	2,473	3,709	1,414	1.68	1.66	0.51	1.68	1.66
2013	3,973	412	3,227	3,961	1,799	2.05	2.02	0.47	2.05	2.02
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

		Bancorp Shareholders’ Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses

2016	750,479,299	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	19.82	1,253
2015	785,080,314	2,051	1,331	2,666	12,358	197	(2,764)	15,839	18.48	1,272
2014	824,046,952	2,051	1,331	2,646	11,141	429	(1,972)	15,626	17.35	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.
(c)

Upon adoption of ASU 2015-03 on January 1, 2016, the Consolidated Balance Sheets for the years ended 2007-2015 were adjusted to reflect the reclassification of average debt issuance costs from average other assets to average long-term debt, respectively. For further information, refer to Note 1 of the Notes to Consolidated Financial Statements.

210  Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

Marsha C. Williams, Board Chair

Retired Chief Financial Officer

Orbitz Worldwide, Inc.

Nicholas K. Akins

Chairman, President &

Chief Executive Officer

American Electric Power Company

B. Evan Bayh III

Partner

McGuireWoods LLP

Jorge L. Benitez

Retired Chief Executive Officer

North America of Accenture plc

Katherine B. Blackburn

Executive Vice President

Cincinnati Bengals, Inc.

Emerson L. Brumback

Retired President & Chief Operating Officer

M&T Bank

Jerry W. Burris

Retired President and Chief Executive Officer

Associated Materials Group, Inc.

Greg D. Carmichael

President & Chief Executive Officer

Fifth Third Bancorp

Gary R. Heminger

President, Chief Executive Officer & Chairman

Marathon Petroleum Corporation

Jewell D. Hoover

Retired Senior Official

Comptroller of the Currency

Eileen A. Mallesch

Retired Chief Financial Officer

Nationwide Property & Casualty Segment,

Nationwide Mutual Insurance Company

Michael B. McCallister

Retired Chairman & Chief Executive Officer

Humana Inc.

Hendrik G. Meijer

Co-Chairman, Chief Executive Officer &

Director

Meijer, Inc.

FIFTH THIRD BANCORP OFFICERS

Greg D. Carmichael

President &

Chief Executive Officer

Lars C. Anderson

Executive Vice President &

Chief Operating Officer

Chad M. Borton

Executive Vice President

Frank R. Forrest

Executive Vice President &

Chief Risk Officer

Mark D. Hazel

Senior Vice President &

Controller

Aravind Immaneni

Executive Vice President &

Chief Operations

and Technology Officer

James C. Leonard

Executive Vice President &

Treasurer

Philip R. McHugh

Executive Vice President

Jelena McWilliams

Executive Vice President,

Chief Legal Officer &

Corporate Secretary

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

Randy Koporc

Robert W. LaClair

Jordan A. Miller, Jr.

Eric Smith

(Market President)

Robert A. Sullivan

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee

Emerson L. Brumback, Chair

Katherine B. Blackburn

Jerry W. Burris

Jewell D. Hoover

Marsha C. Williams

Finance Committee

Gary R. Heminger, Chair

Nicholas K. Akins

Emerson L. Brumback

Jewell D. Hoover

Michael B. McCallister

Marsha C. Williams

Human Capital and Compensation Committee

Michael B. McCallister, Chair

Nicholas K. Akins

Gary R. Heminger

Hendrik G. Meijer

Nominating and Corporate Governance Committee

Nicholas K. Akins, Chair

B. Evan Bayh III

Jorge L. Benitez

Gary R. Heminger

Marsha C. Williams

Risk and Compliance Committee

Jewell D. Hoover, Chair

B. Evan Bayh III

Jorge L. Benitez

Eileen A. Mallesch

Hendrik G. Meijer

Marsha C. Williams

211  Fifth Third Bancorp