Form 10-Q
period 2017-03-31
FIFTH THIRD BANCORP
filed 2017-05-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

Commission File Number 001-33653

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Fifth Third Center

Cincinnati, Ohio 45263

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 972-3030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There were 750,269,402 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2017.

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

RCC: Risk Compliance Committee

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

TABLE 1: Selected Financial Data
	For the three months ended March 31,		%
($ in millions, except for per share data)	2017	2016(i)	Change
Income Statement Data
Net interest income (U.S. GAAP)	$933	903	3
Net interest income (FTE)(a)(b)	939	909	3
Noninterest income	523	637	(18)
Total revenue(a)	1,462	1,546	(5)
Provision for loan and lease losses	74	119	(38)
Noninterest expense	986	986	-
Net income attributable to Bancorp	305	326	(6)
Net income available to common shareholders	290	311	(7)
Common Share Data
Earnings per share - basic	$0.38	0.40	(5)
Earnings per share - diluted	0.38	0.40	(5)
Cash dividends declared per common share	0.14	0.13	8
Book value per share	20.13	19.46	3
Market value per share	25.40	16.69	52
Financial Ratios
Return on average assets	0.88%	0.93	(5)
Return on average common equity	7.8	8.3	(6)
Return on average tangible common equity(b)	9.3	9.9	(6)
Dividend payout ratio	36.8	32.5	13
Average total Bancorp shareholders’ equity as a percent of average assets	11.72	11.57	1
Tangible common equity as a percent of tangible assets(b)(h)	9.15	8.55	7
Net interest margin(a)(b)	3.02	2.91	4
Efficiency(a)(b)	67.4	63.8	6
Credit Quality
Net losses charged-off	$89	96	(7)
Net losses charged-off as a percent of average portfolio loans and leases	0.40%	0.42	(5)
ALLL as a percent of portfolio loans and leases	1.35	1.38	(2)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.52	1.54	(1)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.79	0.88	(10)
Average Balances
Loans and leases, including held for sale	$92,791	94,078	(1)
Total securities and other short-term investments	33,177	31,573	5
Total assets	140,140	141,582	(1)
Transaction deposits(d)	97,018	94,680	2
Core deposits(e)	100,845	98,715	2
Wholesale funding(f)	19,129	21,936	(13)
Bancorp shareholders’ equity	16,429	16,376	-
Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.76%	9.81	10
Tier I risk-based capital(g)	11.90	10.91	9
Total risk-based capital(g)	15.45	14.66	5
Tier I leverage(g)	10.15	9.57	6
CET1 capital (fully phased-in)(b)(g)	10.66	9.72	10
Modified LCR	119	118	1
(a)	Amounts presented on an FTE basis. The FTE adjustment for both the three months ended March 31, 2017 and 2016 was $6.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(g)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together in the Bancorp’s total risk-weighted assets.

(h)	Excludes unrealized gains and losses.
(i)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense and average common shares outstanding – diluted were adjusted at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2017, the Bancorp had $140.2 billion in assets and operated 1,155 full-service banking centers, including 91 Bank Mart® locations open seven days a week, inside select grocery stores, and 2,471 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $430 million at March 31, 2017.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2017, net interest income on an FTE basis and noninterest income provided 64% and 36% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2017. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, other short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of loss on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as, loan defaults and inadequate collateral.

Noninterest income is derived from service charges on deposits, wealth and asset management revenue, corporate banking revenue, card and processing revenue, mortgage banking net revenue, securities gains, net and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2017, the Bancorp settled the accelerated share repurchase transaction entered into on December 20, 2016. For a summary of the transaction, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 20, 2016	$155	4,843,750	1,044,362	5,888,112	February 6, 2017

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2017 was $290 million, or $0.38 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2016 was $311 million, or $0.40 per diluted share, which was net of $15 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $939 million and $909 million for the three months ended March 31, 2017 and 2016, respectively. Net interest income was positively impacted by an increase in average taxable securities of $2.2 billion and a decrease in average long-term debt of $1.1 billion. Net interest income also benefited from an increase in yields on average loans and leases of 23 bps which included the impact of a $12 million benefit in interest income related to a revised estimate of refunds to be offered to certain bankcard customers and by the decision of the Federal Open Market Committee in December 2016 and March 2017 to raise the target range of the federal funds rate 25 bps.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

These positive impacts were partially offset by a decrease in average loans and leases of $1.3 billion as well as an increase in rates paid on average long-term debt and average interest-bearing core deposits of 43 bps and 6 bps, respectively. Net interest margin on an FTE basis was 3.02% and 2.91% for the three months ended March 31, 2017 and 2016, respectively.

Noninterest income decreased $114 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreases in other noninterest income, corporate banking revenue and mortgage banking net revenue. Other noninterest income decreased $59 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the first quarter of 2016 impact of a $47 million positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC, an $8 million gain on the sale of its retail branch operations in the St. Louis MSA and a $1 million positive valuation adjustment on the swap associated with Visa, Inc. Class B Shares compared with a negative valuation adjustment of $13 million during the first quarter of 2017. The decrease was partially offset by an $11 million increase in private equity investment income. Corporate banking revenue decreased $28 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. Mortgage banking net revenue decreased $26 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $13 million decrease in origination fees and gains on loan sales and a $13 million decrease in net mortgage servicing revenue.

Noninterest expense was flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Personnel costs increased $19 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by increases in long-term incentive compensation and variable compensation, partially offset by a $14 million decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. Other noninterest expense decreased $15 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreases in losses and adjustments, the provision for the reserve for unfunded commitments and marketing expense, partially offset by an increase in professional service fees. Card and processing expense decreased $5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the impact of renegotiated service contracts.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $74 million and $119 million for the three months ended March 31, 2017 and 2016, respectively. Net losses charged-off as a percent of average portfolio loans and leases were 0.40% during the first quarter of 2017 compared to 0.42% during the first quarter of 2016. At March 31, 2017, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.79% compared to 0.80% at December 31, 2016. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of March 31, 2017, as calculated under the Basel III transition provisions, the CET1 capital ratio was 10.76%, the Tier I risk-based capital ratio was 11.90%, the Total risk-based capital ratio was 15.45% and the Tier I leverage ratio was 10.15%.

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

The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and the efficiency ratio on an FTE basis to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Net Interest Income, Net Interest Margin and Efficiency Ratio on an FTE Basis
	For the three months ended March 31,
($ in millions)	2017	2016
Net interest income (U.S. GAAP)	$933	903
Add: FTE adjustment	6	6
Net interest income on an FTE basis (1)	$939	909
Net interest income on an FTE basis (annualized) (2)	3,808	3,656

Noninterest income (3)	$523	637
Noninterest expense (4)	986	986
Average interest-earning assets (5)	125,968	125,651

Ratios:
Net interest margin on an FTE basis (2) / (5)	3.02%	2.91
Efficiency ratio on an FTE basis (4) / (1) + (3)	67.4	63.8

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measure - Income Before Income Taxes on an FTE Basis
	For the three months ended March 31,
($ in millions)	2017	2016
Income before income taxes (U.S. GAAP)	$396	435
Add: FTE adjustment	6	6
Income before income taxes on an FTE basis	$402	441

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 5: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
($ in millions)	March 31, 2017	March 31, 2016(a)
Net income available to common shareholders (U.S. GAAP)	$290	311
Add: Intangible amortization, net of tax	-	-
Tangible net income available to common shareholders	$290	311
Tangible net income available to common shareholders (annualized) (1)	1,176	1,251

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$16,429	16,376
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(10)	(12)
Average tangible common equity (2)	$12,672	12,617

Return on average tangible common equity (1) / (2)	9.3%	9.9

(a)    A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	March 31, 2017	December 31, 2016
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,430	16,205
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,419)	(2,416)
Intangible assets and other servicing rights	(11)	(10)
Tangible common equity, including unrealized gains / losses (1)	12,669	12,448
Less: AOCI	(68)	(59)
Tangible common equity, excluding unrealized gains / losses (2)	12,601	12,389
Add: Preferred stock	1,331	1,331
Tangible equity (3)	$13,932	13,720

Total Assets (U.S. GAAP)	$140,200	142,177
Less: Goodwill	(2,419)	(2,416)
Intangible assets and other servicing rights	(11)	(10)
AOCI, before tax	(105)	(91)
Tangible assets, excluding unrealized gains / losses (4)	$137,665	139,660

Common shares outstanding (5)	750	750

Ratios:
Tangible equity as a percentage of tangible assets (3) / (4)	10.12%	9.82
Tangible common equity as a percentage of tangible assets (2) / (4)	9.15	8.87

Tangible book value per share (1) / (5)	$16.89	16.60

Basel III Final Rule - Transition to Fully Phased-In
CET1 capital (transitional)	$12,636	12,426
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(2)	(4)
CET1 capital (fully phased-in) (6)	12,634	12,422
Risk-weighted assets (transitional)(b)	117,407	119,632
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	1,164	1,115
Risk-weighted assets (fully phased-in) (7)	$118,571	120,747
CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)	10.66%	10.29
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016. Effective January 1, 2017, the Bancorp elected to adopt the fair value method of measuring all existing classes of its residential mortgage servicing rights as described below. Previously, the Bancorp had measured its servicing rights subsequent to initial recognition using the amortization method. There have been no other material changes to the valuation techniques or models during the three months ended March 31, 2017.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model.

Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance.

For additional information on servicing rights, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

Table 7 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2017 and 2016, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $939 million and $909 million for the three months ended March 31, 2017 and 2016, respectively. Net interest income was positively impacted by an increase in average taxable securities of $2.2 billion and a decrease in average long-term debt of $1.1 billion. Net interest income also benefited from an increase in yields on average loans and leases of 23 bps which included the impact of a $12 million benefit in interest income related to a revised estimate of refunds to be offered to certain bankcard customers. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee in December 2016 and March 2017 to raise the target range of the federal funds rate 25 bps coupled with an increase in the net interest rate spread to 2.78% in the first quarter of 2017 from 2.70% in the same period in 2016. Yields on average interest-earning assets increased 17 bps and were partially offset by a 9 bps increase in the rates paid on average interest-bearing liabilities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. These positive impacts were partially offset by a decrease in average loans and leases of $1.3 billion as well as an increase in rates paid on average long-term debt and average interest-bearing core deposits of 43 bps and 6 bps, respectively.

Net interest margin on an FTE basis was 3.02% for the three months ended March 31, 2017 compared to 2.91% for the three months ended March 31, 2016. The increase from March 31, 2016 was driven primarily by the previously mentioned increase in the net interest rate spread partially offset by a $317 million increase in average interest-earning assets and a decrease in average free funding. The decrease in average free funding balances was driven by a decrease in average demand deposits of $117 million partially offset by an increase in average shareholders’ equity of $49 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest income on an FTE basis from loans and leases increased $35 million compared to the first quarter of 2016 primarily due to an increase in yields on average loans and leases of 23 bps for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increases in yields on average commercial and industrial loans and credit cards. The increase in credit card yields was primarily the result of the aforementioned $12 million benefit in interest income related to a revised estimate of refunds to be offered to certain bankcard customers. These positive impacts were partially offset by a decrease in average loans and leases of $1.3 billion for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreases in commercial and industrial loans and automobile loans, partially offset by an increase in residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities increased $13 million compared to the three months ended March 31, 2016 primarily as a result of the aforementioned increase in average taxable securities.

Interest expense on core deposits increased $10 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in the cost of average interest-bearing core deposits to 31 bps for the three months ended March 31, 2017 from 25 bps for the three months ended March 31, 2016. The increase was primarily due to an increase in the cost of average money market deposits and average interest checking deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the aforementioned increase in the rates paid on average long-term debt partially offset by the decrease in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2017 and 2016, respectively, average wholesale funding represented 23% and 26% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2017			March 31, 2016			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,892	359	3.47%	$43,127	347	3.23%	$(13)	25	12
Commercial mortgage loans	6,946	61	3.54	6,908	55	3.27	1	5	6
Commercial construction loans	3,987	37	3.77	3,297	28	3.38	6	3	9
Commercial leases	3,904	26	2.70	3,875	27	2.77	-	(1)	(1)
Total commercial loans and leases	56,729	483	3.45	57,207	457	3.22	(6)	32	26
Residential mortgage loans	15,800	140	3.57	14,405	130	3.63	12	(2)	10
Home equity	7,581	74	3.98	8,241	78	3.80	(8)	4	(4)
Automobile loans	9,786	68	2.81	11,285	75	2.65	(11)	4	(7)
Credit card	2,141	68	12.92	2,277	60	10.64	(4)	12	8
Other consumer loans and leases	754	12	6.49	663	10	6.27	2	-	2
Total consumer loans and leases	36,062	362	4.07	36,871	353	3.85	(9)	18	9
Total loans and leases	$92,791	845	3.69%	$94,078	810	3.46%	$(15)	50	35
Securities:
Taxable	31,815	244	3.11	29,619	231	3.14	15	(2)	13
Exempt from income taxes(b)	55	1	5.79	78	1	4.32	-	-	-
Other short-term investments	1,307	2	0.73	1,876	2	0.42	(1)	1	-
Total interest-earning assets	$125,968	1,092	3.51%	$125,651	1,044	3.34%	$(1)	49	48
Cash and due from banks	2,205			2,335
Other assets	13,220			14,869
Allowance for loan and lease losses	(1,253)			(1,273)
Total assets	$140,140			$141,582
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$26,760	20	0.31%	$25,740	15	0.23%	$-	5	5
Savings deposits	14,117	2	0.05	14,601	2	0.04	-	-	-
Money market deposits	20,603	16	0.32	18,655	11	0.25	1	4	5
Foreign office deposits	454	-	0.13	483	-	0.15	-	-	-
Other time deposits	3,827	12	1.23	4,035	12	1.22	-	-	-
Total interest-bearing core deposits	65,761	50	0.31	63,514	40	0.25	1	9	10
Certificates $100,000 and over	2,579	9	1.35	2,815	9	1.28	-	-	-
Other deposits	162	-	0.64	-	-	-	-	-	-
Federal funds purchased	639	1	0.70	608	1	0.36	(1)	1	-
Other short-term borrowings	1,893	3	0.55	3,564	3	0.39	(1)	1	-
Long-term debt	13,856	90	2.65	14,949	82	2.22	(7)	15	8
Total interest-bearing liabilities	$84,890	153	0.73%	$85,450	135	0.64%	$(8)	26	18
Demand deposits	35,084			35,201
Other liabilities	3,710			4,524
Total liabilities	$123,684			$125,175
Total equity	$16,456			$16,407
Total liabilities and equity	$140,140			$141,582
Net interest income (FTE)(c)		$939			$909		$7	23	30
Net interest margin (FTE)(c)			3.02%			2.91%
Net interest rate spread (FTE)			2.78			2.70
Interest-bearing liabilities to interest-earning assets			67.39			68.01
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $6 for both the three months ended March 31, 2017 and 2016, respectively.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $74 million and $119 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in provision expense for the three months ended March 31, 2017 compared to the same period in the prior year was primarily due to a decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. The ALLL decreased $15 million from December 31, 2016 to $1.2 billion at March 31, 2017. At March 31, 2017, the ALLL as a percent of portfolio loans and leases decreased to 1.35%, compared to 1.36% at December 31, 2016.

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

Noninterest Income

Noninterest income decreased $114 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income

	For the three months ended March 31,
($ in millions)	2017	2016	% Change
Service charges on deposits	$138	137	1
Wealth and asset management revenue	108	102	6
Corporate banking revenue	74	102	(27)
Card and processing revenue	74	79	(6)
Mortgage banking net revenue	52	78	(33)
Other noninterest income	77	136	(43)
Securities gains, net	-	3	NM
Total noninterest income	$523	637	(18)

Wealth and asset management revenue

Wealth and asset management revenue increased $6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $4 million increase in private client service fees and a $2 million increase in securities and brokerage fees. These increases were driven by an increase in assets under management as a result of strong market performance and increased asset production. The Bancorp’s Trust, Brokerage and Insurance businesses had approximately $323 billion and $303 billion in total assets under care as of March 31, 2017 and 2016, respectively, and managed $33 billion and $29 billion in assets, respectively, for individuals, corporations and not-for-profit organizations as of March 31, 2017 and 2016.

Corporate banking revenue

Corporate banking revenue decreased $28 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease from the prior year was primarily driven by a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017.

Card and processing revenue

Card and processing revenue decreased $5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to higher reward costs and the sale of the agent bankcard portfolio during the second quarter of 2016.

Mortgage banking net revenue

Mortgage banking net revenue decreased $26 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2017	2016
Origination fees and gains on loan sales	$29	42
Net mortgage servicing revenue:
Gross mortgage servicing fees	47	52
MSR amortization	-	(27)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(24)	11
Net mortgage servicing revenue	23	36
Mortgage banking net revenue	$52	78

Origination fees and gains on loan sales decreased $13 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease in originations driven by a decrease in demand due to an increase in interest rates.

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income in the period in which the changes occur.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance.

Net mortgage servicing revenue decreased $13 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreases in net valuation adjustments and gross mortgage servicing fees of $8 million and $5 million, respectively. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs

	For the three months ended March 31,
($ in millions)	2017	2016
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(1)	96
Changes in fair value:
Due to changes in inputs or assumptions	4	-
Other changes in fair value	(27)	-
(Provision for) recovery of MSR impairment	-	(85)
Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(24)	11

Mortgage rates increased during the three months ended March 31, 2017 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $4 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2017.

Mortgage rates decreased during the three months ended March 31, 2016 which caused modeled prepayment speeds to increase which led to temporary impairment on servicing rights during the three months ended March 31, 2016. Previously, servicing rights were deemed impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

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

The Bancorp’s total residential mortgage loans serviced as of March 31, 2017 and 2016 were $71.4 billion and $72.3 billion, respectively, with $55.4 billion and $57.8 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2017	2016
Operating lease income	$25	24
Private equity investment income	15	4
Cardholder fees	14	11
BOLI income	12	13
Equity method income from interest in Vantiv Holding, LLC	11	13
Consumer loan and lease fees	5	5
Banking center income	5	5
Insurance income	1	3
(Loss) gain on swap associated with the sale of Visa, Inc. class B shares	(13)	1
Net losses on loan sales	(2)	(2)
Net (losses) gains on disposition and impairment of bank premises and equipment	(1)	1
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	-	47
Gain on sale of certain retail branches	-	8
Other, net	5	3
Total other noninterest income	$77	136

Other noninterest income decreased $59 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a valuation adjustment on the stock warrant associated with Vantiv Holding, LLC, gains on the sale of certain retail branch operations and a valuation adjustment on the swap associated with Visa, Inc. Class B Shares. The decrease was partially offset by an increase in private equity investment income.

During the first quarter of 2016, the Bancorp recognized a $47 million positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016. The fair value of the stock warrant was calculated using the Black-Scholes option-pricing model, which utilized several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustment for the three months ended March 31, 2016 was primarily due to an increase of 14% in Vantiv, Inc.’s share price from December 31, 2015 to March 31, 2016.

The Bancorp recognized a $13 million negative valuation adjustment related to the Visa total return swap for the three months ended March 31, 2017 compared to a positive valuation adjustment of $1 million for the three months ended March 31, 2016. For additional information on the valuation of the warrant associated with the sale of Vantiv Holding, LLC and the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 19 of the Notes to Condensed Consolidated Financial Statements. During the first quarter of 2016, the Bancorp recognized an $8 million gain on the sale of its retail branch operations in the St. Louis MSA to Great Southern Bank as part of the previously announced Branch Consolidation and Sales Plan. Private equity investment income increased $11 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to gains on the sale of certain private equity funds.

Noninterest Expense

Noninterest expense was flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense

	For the three months ended March 31,
($ in millions)	2017	2016	% Change
Salaries, wages and incentives	$411	403	2
Employee benefits	111	100	11
Net occupancy expense	78	77	1
Technology and communications	58	56	4
Card and processing expense	30	35	(14)
Equipment expense	28	30	(7)
Other noninterest expense	270	285	(5)
Total noninterest expense	$986	986	-
Efficiency ratio on an FTE basis(a)	67.4%	63.8
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $19 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by increases in long-term incentive compensation and variable compensation, partially offset by a $14 million decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. The increase in the long-term incentive compensation was due to the Bancorp issuing non-executive grants in the first quarter of 2017 where they have historically been issued in the second quarter. Full-time equivalent employees totaled 17,763 at March 31, 2017 compared to 18,200 at March 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Card and processing expense decreased $5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the impact of renegotiated service contracts.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense

		For the three months ended March 31,
($ in millions)		2017	2016
Impairment on affordable housing investments	$	39	42
FDIC insurance and other taxes		33	34
Operating lease		25	20
Loan and lease		22	23
Professional service fees		22	15
Marketing		19	26
Losses and adjustments		15	23
Data processing		13	12
Postal and courier		12	11
Travel		11	12
Recruitment and education		8	9
Supplies		3	4
Insurance		3	4
Donations		2	3
(Benefit from) provision for the reserve for unfunded commitments		(2)	6
Other, net		45	41
Total other noninterest expense	$	270	285

Other noninterest expense decreased $15 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreases in losses and adjustments, the provision for the reserve for unfunded commitments and marketing expense, partially offset by an increase in professional service fees.

Losses and adjustments decreased $8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the impact of legal reserves established in the first quarter of 2016. The benefit from the reserve for unfunded commitments was $2 million for the three months ended March 31, 2017 compared to a provision for unfunded commitments of $6 million for the same period in the prior year as a result of the decrease in total unfunded commitments outstanding from December 31, 2016. Marketing expense decreased $7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to disciplined expense control. Professional service fees increased $7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in legal fees.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes

		For the three months ended March 31,
($ in millions)		2017	2016(a)
Income before income taxes	$	396	435
Applicable income tax expense		91	109
Effective tax rate		22.9%	25.1
(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the same period in the prior year was primarily related to a reduction in income tax expense for the recognition of excess tax benefits related to stock-based awards recorded in the first quarter of 2017.

In 2017, the Bancorp transitioned to granting its annual non-executive stock based compensation awards in the first quarter of the calendar year rather than the second quarter as it had done in previous years. In light of this change to the timing of these annual grants, the Bancorp expects to recognize the excess tax benefits or deficiencies associated with its restricted stock awards primarily in the first and second quarters of 2017, 2018, 2019 and 2020 as these annual awards vest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at March 31, 2017, the Bancorp estimates that it may be necessary to recognize $1 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

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

TABLE 15: Components of Total Loans and Leases (including loans held for sale)
		March 31, 2017			December 31, 2016
As of ($ in millions)		Carrying Value	% of Total		Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$	41,076	45	$	41,736	46
Commercial mortgage loans		6,931	8		6,904	7
Commercial construction loans		4,283	5		3,903	4
Commercial leases		4,093	4		3,974	4
Total commercial loans and leases	$	56,383	62	$	56,517	61
Consumer loans and leases:
Residential mortgage loans		15,942	17		15,737	17
Home equity		7,469	8		7,695	8
Automobile loans		9,572	10		9,983	11
Credit card		2,070	2		2,237	2
Other consumer loans and leases		808	1		680	1
Total consumer loans and leases	$	35,861	38	$	36,332	39
Total loans and leases	$	92,244	100	$	92,849	100
Total portfolio loans and leases (excluding loans held for sale)	$	91,628		$	92,098

Loans and leases, including loans held for sale, decreased $605 million, or 1%, from December 31, 2016. The decrease from December 31, 2016 was the result of a $471 million, or 1%, decrease in consumer loans and leases and a $134 million decrease in commercial loans and leases.

Consumer loans and leases decreased from December 31, 2016 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $411 million, or 4%, from December 31, 2016 and home equity decreased $226 million, or 3%, from December 31, 2016 as payoffs exceeded new loan production. Credit card decreased $167 million, or 7%, from December 31, 2016 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $205 million, or 1%, from December 31, 2016 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the three months ended March 31, 2017.

Commercial loans and leases decreased from December 31, 2016 primarily due to a decrease in commercial and industrial loans, partially offset by an increase in commercial construction loans and commercial leases. Commercial and industrial loans decreased $660 million, or 2%, from December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Commercial construction loans increased $380 million, or 10%, from December 31, 2016 primarily as a result of draw levels outpacing attrition. Commercial leases increased $119 million, or 3%, from December 31, 2016 primarily as a result of an increase in origination activity.

TABLE 16: Components of Average Loans and Leases (including loans held for sale)
		March 31, 2017			March 31, 2016
For the three months ended ($ in millions)		Carrying Value	% of Total		Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$	41,892	45	$	43,127	46
Commercial mortgage loans		6,946	7		6,908	7
Commercial construction loans		3,987	4		3,297	4
Commercial leases		3,904	4		3,875	4
Total commercial loans and leases	$	56,729	60	$	57,207	61
Consumer loans and leases:
Residential mortgage loans		15,800	18		14,405	15
Home equity		7,581	8		8,241	9
Automobile loans		9,786	11		11,285	12
Credit card		2,141	2		2,277	2
Other consumer loans and leases		754	1		663	1
Total consumer loans and leases	$	36,062	40	$	36,871	39

Total average loans and leases	$	92,791	100	$	94,078	100
Total average portfolio loans and leases (excluding loans held for sale)	$	92,146		$	93,275

Average loans and leases, including loans held for sale, decreased $1.3 billion, or 1%, from March 31, 2016. The decrease from March 31, 2016 was the result of a $809 million, or 2%, decrease in average consumer loans and leases and a $478 million, or 1%, decrease in average commercial loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases decreased from March 31, 2016 primarily due to decreases in average automobile loans, average home equity and average credit card, partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $1.5 billion, or 13%, from March 31, 2016 and average home equity decreased $660 million, or 8%, from March 31, 2016 as payoffs exceeded new loan production. Average credit card decreased $136 million, or 6%, primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016 and elevated paydowns of mature accounts. Average residential mortgage loans increased $1.4 billion, or 10%, from March 31, 2016 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

Average commercial loans and leases decreased from March 31, 2016 primarily due to a decrease in average commercial and industrial loans, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $1.2 billion, or 3%, from March 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $690 million, or 21%, from March 31, 2016 primarily as a result of an increase in new loan origination activity resulting from an increase in demand.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both liquidity support and collateral for pledging purposes. Total investment securities were $32.2 billion and $31.6 billion at March 31, 2017 and December 31, 2016, respectively. The taxable investment securities portfolio had an effective duration of 5.0 years at March 31, 2017 compared to 4.9 years at December 31, 2016.

Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2017, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both March 31, 2017 and December 31, 2016. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI.

The following table provides a summary of OTTI by security type:

TABLE 17: Components of OTTI by Security Type
		For the three months ended
		March 31,
($ in millions)		2017	2016
Available-for-sale and other debt securities	$	(10)	(2)
Available-for-sale equity securities		-	(1)
Total OTTI(a)	$	(10)	(3)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 18: Components of Investment Securities
As of ($ in millions)		March 31, 2017	December 31, 2016
Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$	435	547
Obligations of states and political subdivisions securities		44	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)		16,140	15,525
Agency commercial mortgage-backed securities		8,647	9,029
Non-agency commercial mortgage-backed securities		3,269	3,076
Asset-backed securities and other debt securities		2,115	2,106
Equity securities(b)		698	697
Total available-for-sale and other securities	$	31,348	31,024
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$	24	24
Asset-backed securities and other debt securities		2	2
Total held-to-maturity securities	$	26	26
Trading securities (fair value):
U.S. Treasury and federal agencies securities	$	18	23
Obligations of states and political subdivisions securities		21	39
Agency residential mortgage-backed securities		265	8
Asset-backed securities and other debt securities		24	15
Equity securities		361	325
Total trading securities	$	689	410
(a)

Includes interest-only mortgage-backed securities of $42 and $60 as of March 31, 2017 and December 31, 2016, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $359 and $1, respectively, at March 31, 2017 and $248, $358, and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $324 million, or 1%, from December 31, 2016 primarily due to increases in agency residential mortgage-backed securities and non-agency commercial mortgage-backed securities, partially offset by decreases in agency commercial mortgage-backed securities and U.S. Treasury and federal agencies securities.

On an amortized cost basis, available-for-sale and other securities were 25% of total interest-earning assets at March 31, 2017 compared to 24% at December 31, 2016. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 6.9 years at March 31, 2017 compared to 6.7 years at December 31, 2016. In addition, at March 31, 2017, the available-for-sale and other securities portfolio had a weighted-average yield of 3.08%, compared to 3.19% at December 31, 2016.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $183 million at March 31, 2017 compared to $159 million at December 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 19: Characteristics of Available-for-Sale and Other Securities
As of March 31, 2017 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	-	2.16%
Average life 1 – 5 years	140	140	4.5	2.30
Average life 5 – 10 years	295	297	5.1	2.11
Total	$435	437	4.9	2.17%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.3	5.77
Average life 1 – 5 years	9	9	1.1	0.11
Average life 5 – 10 years	35	36	6.0	3.93
Total	$44	45	5.0	3.15%
Agency residential mortgage-backed securities:
Average life of 1 year or less	38	39	0.7	4.06
Average life 1 – 5 years	3,616	3,676	3.9	3.17
Average life 5 – 10 years	11,568	11,608	7.0	3.10
Average life greater than 10 years	918	922	11.7	3.18
Total	$16,140	16,245	6.6	3.12%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	16	16	0.7	2.88
Average life 1 – 5 years	2,100	2,077	3.4	3.02
Average life 5 – 10 years	6,220	6,273	7.5	3.00
Average life greater than 10 years	311	306	12.9	2.99
Total	$8,647	8,672	6.7	3.01%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	96	97	0.5	2.85
Average life 1 – 5 years	235	240	3.2	3.31
Average life 5 – 10 years	2,938	2,962	7.6	3.29
Total	$3,269	3,299	7.1	3.28%
Asset-backed securities and other debt securities:
Average life of 1 year or less	35	36	0.4	3.71
Average life 1 – 5 years	483	488	2.9	3.42
Average life 5 – 10 years	329	332	7.8	2.61
Average life greater than 10 years	1,268	1,278	15.3	2.82
Total	$2,115	2,134	11.1	2.94%
Equity securities	698	699
Total available-for-sale and other securities	$31,348	31,531	6.9	3.08%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.01%, 2.14% and 1.68% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 73% and 71% of the Bancorp’s average asset funding base at March 31, 2017 and December 31, 2016, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the end of period components of deposits:

TABLE 20: Components of Deposits

	March 31, 2017		December 31, 2016
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,362	33	$35,782	34
Interest checking	27,230	26	26,679	26
Savings	14,360	14	13,941	13
Money market	20,585	20	20,749	20
Foreign office	521	1	426	1
Transaction deposits	98,058	94	97,577	94
Other time	3,750	4	3,866	4
Core deposits	101,808	98	101,443	98
Certificates $100,000 and over(a)	2,348	2	2,378	2
Total deposits	$104,156	100	$103,821	100
(a)	Includes $1,256 and $1,280 of certificates $250,000 and over at March 31, 2017 and December 31, 2016, respectively.

Core deposits increased $365 million from December 31, 2016 driven by an increase of $481 million in transaction deposits. Transaction deposits increased from December 31, 2016 primarily due to increases in interest checking deposits and savings deposits, partially offset by decreases in demand deposits and money market deposits. Interest checking deposits increased $551 million, or 2%, from December 31, 2016 driven primarily by higher balances per account for commercial customers. Savings deposits increased $419 million, or 3%, from December 31, 2016 primarily due to consumer customer seasonality. Demand deposits and money market deposits decreased $420 million, or 1%, and $164 million, or 1%, respectively, from December 31, 2016 driven primarily by lower balances per account for commercial customers.

The following table presents the components of average deposits for the three months ended:

TABLE 21: Components of Average Deposits

	March 31, 2017		March 31, 2016
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,084	34	$35,201	35
Interest checking	26,760	26	25,740	26
Savings	14,117	14	14,601	14
Money market	20,603	20	18,655	18
Foreign office	454	-	483	-
Transaction deposits	97,018	94	94,680	93
Other time	3,827	4	4,035	4
Core deposits	100,845	98	98,715	97
Certificates $100,000 and over(a)	2,579	2	2,815	3
Other	162	-	-	-
Total average deposits	$103,586	100	$101,530	100
(a)	Includes $1,263 and $1,395 of average certificates $250,000 and over for the three months ended March 31, 2017 and 2016, respectively.

On an average basis, core deposits increased $2.1 billion, or 2%, from March 31, 2016 primarily due to an increase of $2.3 billion in average transaction deposits. The increase in average transaction deposits was driven by increases in average money market deposits and average interest checking deposits, partially offset by decreases in average savings deposits and average demand deposits. Average money market deposits increased $1.9 billion, or 10%, from March 31, 2016, primarily due to a promotional product offering which drove customer acquisition and balance migration from savings deposits, which decreased $484 million, or 3%, compared to March 31, 2016. Average interest checking deposits increased $1.0 billion, or 4%, from March 31, 2016, primarily due to higher average customer balances per commercial customer account. Average demand deposits decreased $117 million from March 31, 2016 primarily due to lower average balances per institutional account. The increase in average core deposits from March 31, 2016 included the impact of the sale of $511 million of deposits as part of the branches sold in the St. Louis MSA and Pittsburgh MSA during 2016.

Average other deposits increased $162 million from March 31, 2016 primarily driven by an increase in Eurodollar trade deposits. Average certificates $100,000 and over decreased $236 million, or 8%, from March 31, 2016 primarily due to the maturity and run-off of institutional certificates of deposit since March 31, 2016.

Contractual maturities

The contractual maturities of certificates $100,000 and over as of March 31, 2017 are summarized in the following table:

TABLE 22: Contractual Maturities of Certificates $100,000 and Over

($ in millions)
Next 3 months	$149
3-6 months	222
6-12 months	566
After 12 months	1,411
Total certificates $100,000 and over	$2,348

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2017 are summarized in the following table:

TABLE 23: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)
Next 12 months	$2,197
13-24 months	1,421
25-36 months	1,554
37-48 months	733
49-60 months	179
After 60 months	14
Total other time deposits and certificates $100,000 and over	$6,098

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of March 31, 2017, total borrowings as a percent of average interest-bearing liabilities were 19% compared to 21% at December 31, 2016.

The following table summarizes the end of period components of borrowings:

TABLE 24: Components of Borrowings

As of ($ in millions)		March 31, 2017	December 31, 2016
Federal funds purchased	$	155	132
Other short-term borrowings		2,015	3,535
Long-term debt		13,658	14,388
Total borrowings	$	15,828	18,055

Total borrowings decreased $2.2 billion, or 12%, from December 31, 2016 primarily due to decreases in other short-term borrowings and long-term debt. Other short-term borrowings decreased $1.5 billion from December 31, 2016 driven by a decrease of $1.6 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $730 million from December 31, 2016 primarily driven by the maturity of $500 million of unsecured subordinated debt and $212 million of pay downs on long-term debt associated with automobile loan securitizations in the first quarter of 2017. For additional information regarding automobile securitizations, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of borrowings for the three months ended:

TABLE 25: Components of Average Borrowings

($ in millions)		March 31, 2017	March 31, 2016
Federal funds purchased	$	639	608
Other short-term borrowings		1,893	3,564
Long-term debt		13,856	14,949
Total average borrowings	$	16,388	19,121

Total average borrowings decreased $2.7 billion, or 14%, compared to March 31, 2016, primarily due to decreases in average other short-term borrowings and average long-term debt. The decrease in average other short-term borrowings of $1.7 billion was driven by a decrease in FHLB short-term borrowings. The decrease in average long-term debt of $1.1 billion from March 31, 2016 was driven primarily by the maturities of unsecured senior notes and subordinated debt and pay downs on long-term debt associated with automobile loan securitizations, partially offset by issuances of long-term debt. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP rate curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioural assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2017 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2016, thus net interest income for deposit-providing business segments was positively impacted during 2017. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2017.

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The following table summarizes net income (loss) by business segment:

TABLE 26: Net Income (Loss) by Business Segment
		For the three months ended March 31,
($ in millions)		2017	2016(a)
Income Statement Data
Commercial Banking	$	211	211
Branch Banking		110	110
Consumer Lending		(12)	8
Wealth and Asset Management		17	23
General Corporate and Other		(21)	(26)
Net income		305	326
Less: Net income attributable to noncontrolling interests		-	-
Net income attributable to Bancorp		305	326
Dividends on preferred stock		15	15
Net income available to common shareholders	$	290	311
(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 27: Commercial Banking

		For the three months ended March 31,
($ in millions)		2017	2016
Income Statement Data
Net interest income (FTE)(a)	$	431	457
Provision for loan and lease losses		6	65
Noninterest income:
Corporate banking revenue		73	102
Service charges on deposits		73	73
Other noninterest income		56	48
Noninterest expense:
Personnel costs		85	80
Other noninterest expense		285	283
Income before income taxes (FTE)		257	252
Applicable income tax expense(a)(b)		46	41
Net income	$	211	211
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$	53,733	54,071
Demand deposits		19,944	20,414
Interest checking deposits		9,245	8,975
Savings and money market deposits		6,363	6,733
Other time deposits and certificates $100,000 and over		966	1,126
Foreign office deposits		403	482
(a)	Includes FTE adjustments of $6 for both the three months ended March 31, 2017 and 2016.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $211 million for both the three months ended March 31, 2017 and 2016.

Net interest income on an FTE basis decreased $26 million for the three months ended March 31, 2017 compared to the same period in the prior year driven primarily by an increase in FTP charge rates on loans and leases and an increase in the rates paid on core deposits. These decreases in net interest income were partially offset by an increase in yields on average commercial loans and leases of 26 bps.

Provision for loan and lease losses decreased $59 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to a decrease in criticized commercial loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 26 bps for the three months ended March 31, 2017 compared to 37 bps for the same period in the prior year.

Noninterest income decreased $21 million for the three months ended March 31, 2017 compared to the same period in the prior year driven primarily by a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $29 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. Other noninterest income increased $8 million for the three months ended March 31, 2017 compared to the same period in the prior year driven by an increase in private equity investment income primarily due to gains on the sale of certain private equity investments.

Noninterest expense increased $7 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by increases in personnel costs. Personnel costs increased $5 million for the three months ended March 31, 2017 compared to the same period in the prior year due primarily to higher incentive compensation.

Average commercial loans decreased $338 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to a decrease in average commercial and industrial loans partially offset by increases in average commercial construction loans and average commercial mortgage loans. Average commercial and industrial loans decreased $1.2 billion for the three months ended March 31, 2017 compared to the same period in the prior year primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $681 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand. Average commercial mortgage loans increased $126 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in new loan origination activity and lower pay downs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits decreased $651 million for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily driven by decreases in average demand deposits and average savings and money market deposits which decreased $470 million and $370 million, respectively, for the three months ended March 31, 2017 compared to the same period in the prior year. These decreases were partially offset by an increase in average interest checking deposits of $270 million for the three months ended March 31, 2017 compared to the same period in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,155 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 28: Branch Banking

		For the three months ended March 31,
($ in millions)		2017	2016
Income Statement Data
Net interest income	$	430	426
Provision for loan and lease losses		42	34
Noninterest income:
Service charges on deposits		65	64
Card and processing revenue		59	61
Wealth and asset management revenue		36	35
Other noninterest income		24	29
Noninterest expense:
Personnel costs		131	132
Net occupancy and equipment expense		60	59
Card and processing expense		29	34
Other noninterest expense		182	186
Income before income taxes		170	170
Applicable income tax expense		60	60
Net income	$	110	110
Average Balance Sheet Data
Consumer loans, including held for sale	$	13,177	13,903
Commercial loans, including held for sale		1,852	1,946
Demand deposits		13,601	13,131
Interest checking deposits		10,157	9,430
Savings and money market deposits		27,156	25,326
Other time deposits and certificates $100,000 and over		5,039	5,210

Net income was $110 million for both the three months ended March 31, 2017 and 2016.

Net interest income increased $4 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in interest income on credit card which included the impact of a $12 million benefit related to a revised estimate of refunds to be offered to certain bankcard customers and an increase in FTP credits on core deposits driven by higher average balances. These benefits were partially offset by an increase in FTP charge rates on loans and leases and an increase in interest expense on core deposits driven by higher average balances.

Provision for loan and lease losses increased $8 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases increased to 109 bps for the three months ended March 31, 2017 compared to 89 bps for the same period in the prior year.

Noninterest income decreased $5 million for the three months ended March 31, 2017 compared to the same period in the prior year driven by a decrease in other noninterest income. The decrease in other noninterest income was primarily due to the impact of a gain of $8 million on the sale of certain branches in the St. Louis MSA in the first quarter of 2016.

Noninterest expense decreased $9 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by decreases in card and processing expense and other noninterest expense. Card and processing expense decreased $5 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to the impact of renegotiated service contracts. Other noninterest expense decreased $4 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by decreases in marketing expense and operational losses.

Average consumer loans decreased $726 million for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily driven by decreases in average home equity loans and average residential mortgage loans of $528 million and $223 million, respectively, for the three months ended March 31, 2017 compared to the same period in the prior year as payoffs exceeded new loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans decreased $94 million for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily driven by decreases in average commercial mortgage loans of $89 million for the three months ended March 31, 2017 compared to the same period in the prior year as payoffs exceeded new loan production.

Average core deposits increased $2.8 billion for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by growth in average savings and money market deposits, average interest checking deposits and average demand deposits of $1.8 billion, $727 million and $470 million, respectively, due to an increase in average balances per customer account and acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 29: Consumer Lending

		For the three months ended March 31,
($ in millions)		2017	2016
Income Statement Data
Net interest income	$	61	60
Provision for loan and lease losses		15	12
Noninterest income:
Mortgage banking net revenue		51	77
Other noninterest income		4	6
Noninterest expense:
Personnel costs		48	48
Other noninterest expense		72	70
Income (loss) before income taxes		(19)	13
Applicable income tax (benefit) expense		(7)	5
Net income (loss)	$	(12)	8
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	11,161	9,836
Home equity		314	384
Automobile loans		9,241	10,772

Consumer Lending incurred a net loss of $12 million for the three months ended March 31, 2017 compared to net income of $8 million for the three months ended March 31, 2016 driven by a decrease in noninterest income.

Provision for loan and lease losses increased $3 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in net charge-offs on residential mortgage loans and automobile loans. Net charge-offs as a percent of average portfolio loans and leases increased to 31 bps for the three months ended March 31, 2017 compared to 23 bps for the same period in the prior year.

Noninterest income decreased $28 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to a decrease in mortgage banking net revenue. Mortgage banking net revenue decreased $26 million for the three months ended March 31, 2017 compared to the same period in the prior year due to decreases of $13 million in mortgage origination fees and gains on loan sales and $13 million in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Average consumer loans and leases decreased $276 million for the three months ended March 31, 2017 compared to the same period in the prior year. Average automobile loans decreased $1.5 billion for the three months ended March 31, 2017 compared to the same period in the prior year as payoffs exceeded new loan production. Average residential mortgage loans increased $1.3 billion for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 30: Wealth and Asset Management

		For the three months ended March 31,
($ in millions)		2017	2016
Income Statement Data
Net interest income	$	38	43
Provision for loan and lease losses		4	-
Noninterest income:
Wealth and asset management revenue		105	99
Other noninterest income		1	1
Noninterest expense:
Personnel costs		48	45
Other noninterest expense		65	62
Income before income taxes		27	36
Applicable income tax expense		10	13
Net income	$	17	23
Average Balance Sheet Data
Loans and leases, including held for sale	$	3,240	3,067
Core deposits		9,045	8,864

Net income was $17 million for the three months ended March 31, 2017 compared to net income of $23 million for the same period in the prior year. The decrease in net income was primarily due to an increase in noninterest expense and a decrease in net interest income partially offset by an increase in noninterest income.

Net interest income decreased $5 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to an increase in FTP charges due to an increase in average loan balances as well as an increase in FTP charge rates on loans and leases. Additionally, net interest income was negatively impacted by an increase in the rates paid on interest checking deposits and a decrease in FTP credit rates on interest checking deposits. These negative impacts were partially offset by an increase in interest income on loans and leases driven by an increase in average balances.

Provision for loan and lease losses increased $4 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by an increase in criticized commercial loans.

Noninterest income increased $6 million for the three months ended March 31, 2017 compared to the same period in the prior year driven by an increase in wealth and asset management revenue. The increase in wealth and asset management revenue for the three months ended March 31, 2017 compared to the same period in the prior year was primarily due to a $4 million increase in private client service fees and a $2 million increase in securities and brokerage fees. These increases were driven by an increase in assets under management as a result of strong market performance and increased asset production.

Noninterest expense increased $6 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by increases in personnel costs and other noninterest expense. Personnel costs increased $3 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by higher incentive compensation. Other noninterest expense increased $3 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations.

Average loans and leases increased $173 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to increases in average residential mortgage loans driven by increases in new loan origination activity. This increase was partially offset by a decline in average home equity balances.

Average core deposits increased $181 million for the three months ended March 31, 2017 compared to the same period in the prior year primarily due to increases in average savings and money market deposits and average interest checking deposits.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, unallocated provision for loan and lease losses expense or a benefit from the reduction of the ALLL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Net interest income increased $56 million for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. These positive impacts were partially offset by an increase in interest expense on long-term debt.

Noninterest income decreased $65 million for the three months ended March 31, 2017 compared to the same period in the prior year. Noninterest income was impacted by the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $47 million for the three months ended March 31, 2016. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in noninterest income also included a $13 million negative valuation adjustment related to the Visa total return swap for the three months ended March 31, 2017 compared to a positive valuation adjustment of $1 million for the three months ended March 31, 2016. Additionally, the decrease in noninterest income included a $2 million decrease in equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC.

Noninterest expense decreased $5 million for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease was primarily due to an increase in corporate overhead allocations from General Corporate and Other to the other business segments and a decrease in the provision for the reserve for unfunded commitments partially offset by an increase in personnel costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RISK MANAGEMENT – OVERVIEW

Risk management is critical for effectively serving customers’ financial needs while protecting the Bancorp and achieving strategic goals. It is also essential to reducing the volatility of earnings and safeguarding our brand and reputation. Further, risk management is integral to the Bancorp’s strategic and capital planning processes. It is essential that the Bancorp’s business strategies consistently align to its overall risk appetite and capital considerations. Maintaining risks within the Bancorp’s risk appetite requires that risks are understood by all employees across the enterprise, and appropriate risk mitigants and controls are in place to limit risk to within the risk appetite. To achieve this, the Bancorp implements a framework for managing risk that encompasses business as usual activities and the utilization of a risk process for identifying, assessing, managing, monitoring and reporting risks.

Fifth Third uses a structure consisting of three lines of defense in order to clarify the roles and responsibilities for effective risk management.

The risk taking functions within the lines of business comprise the first line of defense. The first line of defense originates risk through normal business as usual activities; therefore, it is essential that they monitor, assess and manage the risks being taken, implement controls necessary to mitigate those risks and take responsibility for managing their business within the Bancorp’s risk appetite.

Control functions, such as the Risk Management organization, are the second line of defense and are responsible for providing challenge, oversight and governance of activities performed by the first line. The Credit Risk Review division provides an independent assessment of credit risk, which includes evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, the accuracy of risk grades assigned to commercial credit exposure, nonaccrual status, specific reserves and monitoring for charge-offs.

The Audit division is the third line of defense and provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

Fifth Third’s core values and culture provide a foundation for supporting sound risk management practices by setting expectations for appropriate conduct and accountability across the organization.

All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Conduct and Business Ethics while carrying out their responsibilities. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

Below are the Bancorp’s core principles of risk management that are used to ensure the Bancorp is operating in a safe and sound manner:

●	Understand the risks taken as a necessary part of business; however, the Bancorp ensures risks taken are in alignment with its strategy and risk appetite.
●	Provide transparency and escalate risks and issues as necessary.
●

Ensure Fifth Third’s products and services are designed, delivered and maintained to provide value and benefit to its customers and to Fifth Third, and that potential opportunities remain aligned to the core customer base. The Bancorp does not offer products or services that are not appropriate for its customers.

●	Avoid risks that cannot be understood, managed and monitored.
●	Act with integrity in all activities.
●	Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customer’s needs.
●

Maintain a strong financial position to ensure that the Bancorp meets its strategic objectives through all economic cycles and are able to access the capital markets at all times, even under stressed conditions.

●	Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.
●	Conduct business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.

Fifth Third’s success is dependent on effective risk management and understanding and controlling the risks taken in order to deliver sustainable returns for employees and shareholders. The Bancorp’s goal is to ensure that aggregate risks do not exceed its risk capacity, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives.

Fifth Third’s Risk Management Framework, states its risk appetite and the linkage to strategic and capital planning, defines and sets the tolerance for each of the eight risk types, explains the process used to manage risk across the enterprise and sets forth its risk governance structure.

●

The Board of Directors (the “Board”) and executive management define the risk appetite, which is considered in the development of business strategies, and forms the basis for enterprise risk management. The Bancorp’s risk appetite is set annually in alignment with the strategic, capital and financial plans, and is reviewed by the Board on an annual basis.

●

The Risk Management Process provides a consistent and integrated approach for managing risks and ensuring appropriate risk mitigants and controls are in place, and risks and issues are appropriately escalated. Five components are utilized for effective risk management; identifying, assessing, managing, monitoring and reporting risks.

●

The Board and executive management have identified eight risk types for monitoring the overall risk of the Bancorp; Credit Risk, Market Risk, Liquidity Risk, Operational Risk, Regulatory Compliance Risk, Legal Risk, Reputation Risk and Strategic Risk, and have also qualitatively established a risk tolerance, which is defined as the maximum amount of risk the Bancorp is willing to take for each of the eight risk types. These risk types are assessed on an ongoing basis and reported to the board each quarter, or more frequently, if necessary. In addition, each business and operational function (first line of defense) is accountable for proactively identifying and managing risk using its risk management process.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk tolerances and risk limits are also established, where appropriate, in order to ensure that businesses and operational functions across the enterprise are able to monitor and manage risks at a more granular level, while ensuring that aggregate risks across the enterprise do not exceed the overall risk appetite.

●

The Bancorp’s risk governance structure includes management committees operating under delegation from, and providing information directly or indirectly to, the Board. The Bancorp Board delegates certain responsibilities to Board sub-committees, including the RCC as outlined in each respective Committee Charter, which may be found on https://www.53.com. The ERMC, which reports to the RCC, comprises senior management from across the Bancorp and reviews and approves risk management frameworks and policies, oversees the management of all risk types to ensure that aggregated risks remain within the Bancorp’s risk appetite, and fosters a risk culture to ensure appropriate escalation and transparency of risks.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices, which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios using the CCAR model and for certain portfolios, such as real estate and leveraged lending, the stress testing is performed by Credit Department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 31: Potential Problem Portfolio Loans and Leases
As of March 31, 2017 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,140	1,141	1,765
Commercial mortgage loans	94	94	95
Commercial leases	27	27	27
Total potential problem portfolio loans and leases	$1,261	1,262	1,887

TABLE 32: Potential Problem Portfolio Loans and Leases
As of December 31, 2016 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,108	1,110	1,807
Commercial mortgage loans	102	102	104
Commercial leases	22	22	22
Total potential problem portfolio loans and leases	$1,232	1,234	1,933

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance for credit loss analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. A “through-the-cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments,” which will be effective for the Bancorp on January 1, 2020. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

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

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$81	177	2,060
Commercial mortgage nonowner-occupied loans	22	85	2,588
Total	$103	262	4,648

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$106	178	1,953
Commercial mortgage nonowner-occupied loans	22	100	2,598
Total	$128	278	4,551

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 35: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	March 31, 2017			December 31, 2016
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$9,993	18,802	66	10,070	19,646	50
Real estate	7,353	11,987	28	7,206	11,919	26
Financial services and insurance	5,496	11,291	2	5,648	11,522	2
Healthcare	4,618	6,484	14	4,649	6,450	23
Business services	4,271	6,492	44	4,599	6,996	65
Retail trade	4,079	7,626	5	4,048	7,598	6
Wholesale trade	3,464	6,148	24	3,482	6,249	24
Accommodation and food	3,185	4,958	5	3,051	4,817	5
Transportation and warehousing	3,134	4,562	85	3,059	4,473	38
Communication and information	2,982	4,961	-	2,901	4,726	-
Construction	2,241	4,089	4	2,025	3,786	3
Entertainment and recreation	1,798	3,045	2	1,736	2,979	3
Mining	1,216	2,548	199	1,312	2,621	246
Utilities	1,017	2,631	-	1,168	2,799	-
Other services	741	972	38	729	945	24
Public administration	422	463	-	417	463	-
Agribusiness	285	416	2	284	426	2
Individuals	58	81	-	66	83	1
Other	20	40	5	2	2	5
Total	$56,373	97,596	523	56,452	98,500	523
By Loan Size:
Less than $200,000	1%	1	3	1	1	3
$200,000 - $1 million	3	2	6	3	3	5
$1 million - $5 million	8	7	13	9	7	16
$5 million - $10 million	6	6	14	7	6	13
$10 million - $25 million	23	20	50	23	20	54
Greater than $25 million	59	64	14	57	63	9
Total	100%	100	100	100	100	100
By State:
Ohio	14%	16	5	15	16	4
Florida	8	7	10	8	7	5
Michigan	7	7	4	7	7	5
Illinois	7	6	7	7	7	9
Indiana	4	5	4	4	4	2
North Carolina	4	4	-	4	4	-
Tennessee	3	3	-	3	3	1
Kentucky	3	3	1	3	3	2
Pennsylvania	3	3	3	3	3	4
All other states	47	46	66	46	46	68
Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw a migration into criticized classifications during 2015 through the second quarter of 2016. However, in the second half of 2016 and continuing into 2017, this portfolio has stabilized with some signs of improvement. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis. In addition to the non-power producing energy lending exposure shown in Table 36, the Bancorp has approximately $177 million of operating lease assets, recorded in operating lease equipment in the Condensed Consolidated Balance Sheets, that are leased to customers in non-power producing energy industries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 36: Non-Power Producing Energy Portfolio
As of March 31, 2017 ($ in millions)							For the three months ended March 31, 2017
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
Reserve-based lending	$382	296	678	1,431	-	142	-
Midstream	290	-	290	1,084	-	-	-
Oil field services	125	77	202	316	-	39	1
Oil and gas	12	57	69	450	-	16	-
Refining	56	-	56	425	-	-	-
Total	$865	430	1,295	3,706	-	197	1

TABLE 37: Non-Power Producing Energy Portfolio
As of March 31, 2016 ($ in millions)							For the three months ended March 31, 2016
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
Reserve-based lending	$197	542	739	1,183	-	144	-
Midstream	327	-	327	1,050	-	-	-
Oil field services	164	104	268	437	-	24	9
Oil and gas	76	52	128	512	-	22	-
Refining	102	1	103	655	-	-	-
Total	$866	699	1,565	3,837	-	190	9

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2017 ($ in millions)					For the three months ended March 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Ohio	$1,516	1,947	-	3	3
Florida	901	1,478	-	1	-
Illinois	692	1,216	-	-	-
Michigan	603	796	-	2	-
Indiana	648	1,071	-	-	-
North Carolina	580	838	-	-	-
All other states	2,658	4,510	-	3	-
Total	$7,598	11,856	-	9	3
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2016 ($ in millions)					For the three months ended March 31, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Ohio	$1,252	1,618	-	5	-
Florida	759	1,060	-	7	-
Illinois	674	1,108	-	1	-
Michigan	612	720	-	18	-
Indiana	241	446	-	-	-
North Carolina	408	689	-	3	-
All other states	2,560	4,441	-	3	-
Total	$6,506	10,082	-	37	-
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Portfolio

Consumer credit risk management utilizes a framework that encompasses consistent processes for identifying, assessing, managing, monitoring and reporting credit risk. These processes are supported by a credit risk governance structure that includes Board oversight, policies, risk limits and risk committees.

The Bancorp’s consumer portfolio is materially comprised of four categories of loans: residential mortgage loans, home equity loans, automobile loans and credit card. The Bancorp has identified certain credit characteristics within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of March 31, 2017, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 16% of the consumer real estate portfolio. These loans accounted for 46% of total consumer real estate secured losses for the three months ended March 31, 2017. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. Fifth Third has adjusted credit standards focused on improving risk adjusted return while maintaining credit risk tolerance. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $723 million of ARM loans will have rate resets during the next twelve months. Of these resets, 91% are expected to experience an increase in rate, with an average increase of approximately one half of a percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 89% of the portfolio as of March 31, 2017 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 40: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2017		December 31, 2016
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,681	66.0%	$11,412	65.9%
LTV > 80%, with mortgage insurance	1,289	93.3	1,284	93.3
LTV > 80%, no mortgage insurance	2,366	95.6	2,355	95.7
Total	$15,336	73.2%	$15,051	73.2%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2017 ($ in millions)				For the three months ended March 31, 2017
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$554	2	4	-
Illinois	464	-	1	-
Florida	338	2	2	1
Michigan	271	-	1	-
Indiana	159	1	1	-
North Carolina	113	-	1	-
Kentucky	91	1	-	-
All other states	376	-	-	-
Total	$2,366	6	10	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2016 ($ in millions)				For the three months ended March 31, 2016
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$532	1	4	1
Illinois	380	1	1	-
Florida	291	-	4	-
Michigan	282	1	1	-
Indiana	145	1	1	-
North Carolina	107	-	1	-
Kentucky	85	1	-	-
All other states	362	-	1	-
Total	$2,184	5	13	1

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

The aging of 2008 and prior vintages of home equity loans has contributed to declining losses over the past twelve months. These vintages represented 67% of the balances at March 31, 2017 and 93% of the net charge offs during the three months ended March 31, 2017 compared to 72% of the balances at March 31, 2016 and 98% of the net charge offs during the three months ended March 31, 2016.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.3 billion and $5.2 billion, respectively, as of March 31, 2017. Of the total $7.5 billion of outstanding home equity loans:

●	87% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2017;
●	37% are in senior lien positions and 63% are in junior lien positions at March 31, 2017;
●	80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2017; and
●	The portfolio had an average refreshed FICO score of 743 at March 31, 2017.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$261	4%	$262	3%
FICO 660-719	403	5	424	6
FICO ≥ 720	2,067	28	2,112	27
Total senior liens	2,731	37	2,798	36
Junior Liens:
FICO ≤ 659	615	8	633	8
FICO 660-719	941	13	975	13
FICO ≥ 720	3,182	42	3,289	43
Total junior liens	4,738	63	4,897	64
Total	$7,469	100%	$7,695	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 44: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2017		December 31, 2016
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,395	55.1%	$2,454	55.1%
LTV > 80%	336	89.0	344	89.0
Total senior liens	2,731	59.5	2,798	59.5
Junior Liens:
LTV ≤ 80%	2,790	67.6	2,892	67.6
LTV > 80%	1,948	90.6	2,005	90.7
Total junior liens	4,738	78.6	4,897	78.7
Total	$7,469	71.2%	$7,695	71.2%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 45: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of March 31, 2017 ($ in millions)					For the three months ended March 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,026	1,848	-	8	2
Michigan	413	643	-	5	-
Illinois	253	391	-	3	1
Indiana	177	293	-	2	-
Kentucky	163	285	-	2	-
Florida	78	110	-	2	-
All other states	174	248	-	4	-
Total	$2,284	3,818	-	26	3

TABLE 46: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of March 31, 2016 ($ in millions)					For the three months ended March 31, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,065	1,827	-	10	2
Michigan	498	750	-	5	-
Illinois	295	445	-	4	1
Indiana	211	340	-	3	-
Kentucky	200	334	-	2	-
Florida	91	126	-	2	-
All other states	217	303	-	4	1
Total	$2,577	4,125	-	30	4

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2016 as a result of reduced origination levels. Additionally, the concentration of lower FICO (<690) origination balances remained within targeted credit risk tolerance during the first quarter of 2017. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 47: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,643	17%	$1,714	17%
FICO > 690	7,929	83	8,269	83
Total	$9,572	100%	$9,983	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2017, 47% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 48: Automobile Portfolio Loans Outstanding by LTV at Origination
	March 31, 2017		December 31, 2016

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$6,306	82.0%	$6,637	82.0%
LTV > 100%	3,266	111.8	3,346	111.7
Total	$9,572	92.7%	$9,983	92.4%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 49: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2017	$3,266	4	1	8
March 31, 2016	3,627	4	2	6

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both March 31, 2017 and December 31, 2016. At both March 31, 2017 and December 31, 2016, 78% of the outstanding balances were originated through branch based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 50: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$42	2%	$45	2%
FICO 660-719	491	24	521	23
FICO ≥ 720	1,537	74	1,671	75
Total	$2,070	100%	$2,237	100%

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of March 31, 2017. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.9 billion and funded exposure was $1.5 billion as of March 31, 2017. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp has been closely monitoring the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of March 31, 2017:

TABLE 51: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
	Total	Funded	Total	Funded	Total	Funded	Total	Funded
($ in millions)	Exposure(a)	Exposure	Exposure(a)	Exposure	Exposure(a)	Exposure	Exposure(a)	Exposure
Peripheral Europe(b)	$-	-	79	37	117	45	196	82
Other Eurozone(c)	-	-	339	107	1,364	799	1,703	906
Total Eurozone	$-	-	418	144	1,481	844	1,899	988
United Kingdom	-	-	53	53	836	459	889	512
Other Europe(d)	-	-	1	1	115	34	116	35
Total Europe	$-	-	472	198	2,432	1,337	2,904	1,535
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Norway and Sweden).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 52. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Nonperforming assets were $730 million at March 31, 2017 compared to $751 million at December 31, 2016. At March 31, 2017, $9 million of nonaccrual loans were held for sale, compared to $13 million at December 31, 2016.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.79% as of March 31, 2017 compared to 0.80% as of December 31, 2016. Nonaccrual loans and leases secured by real estate were 24% of nonaccrual loans and leases as of March 31, 2017 compared to 25% as of December 31, 2016.

Commercial portfolio nonaccrual loans and leases were $523 million at both March 31, 2017 and December 31, 2016. Consumer portfolio nonaccrual loans and leases were $134 million at March 31, 2017, a decrease of $3 million from December 31, 2016. Refer to Table 53 for a rollforward of the nonaccrual loans and leases.

OREO and other repossessed property was $64 million at March 31, 2017 and $78 million at December 31, 2016. The Bancorp recognized $4 million and $3 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, approximately $9 million and $11 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	March 31, 2017	December 31, 2016
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$251	302
Commercial mortgage loans	21	27
Commercial leases	-	2
Residential mortgage loans	21	17
Home equity	53	55
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	233	176
Commercial mortgage loans(c)	16	14
Commercial leases	2	2
Residential mortgage loans	14	17
Home equity	17	18
Automobile loans	2	2
Credit card	27	28
Total nonaccrual portfolio loans and leases(b)	657	660
OREO and other repossessed property	64	78
Total nonperforming portfolio assets	721	738
Nonaccrual loans held for sale	7	4
Nonaccrual restructured loans held for sale	2	9
Total nonperforming assets	$730	751
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$3	4
Residential mortgage loans(a)	45	49
Automobile loans	6	9
Credit card	21	22
Total loans and leases 90 days past due and still accruing	$75	84
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.79%	0.80
ALLL as a percent of nonperforming portfolio assets	172	170
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $302 as of March 31, 2017 and $312 as of December 31, 2016. The Bancorp recognized $2 on these insured or guaranteed loans for both the three months ended March 31, 2017 and March 31, 2016.

(b)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both March 31, 2017 and December 31, 2016 and an immaterial amount and $1 of restructured nonaccrual government insured commercial loans at March 31, 2017 and December 31, 2016, respectively.

(c)

Excludes $19 of restructured nonaccrual loans at both March 31, 2017 and December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases

		Residential
For the three months ended March 31, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	128	11	31	170
Transfers to accrual status	-	(5)	(14)	(19)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	-	-	-	-
Loan paydowns/payoffs	(80)	(2)	(8)	(90)
Transfers to OREO	(2)	(2)	(2)	(6)
Charge-offs	(46)	(1)	(11)	(58)
Draws/other extensions of credit	3	-	-	3
Balance, end of period	$523	35	99	657
TABLE 54: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the three months ended March 31, 2016 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	306	13	42	361
Transfers to accrual status	(3)	(15)	(18)	(36)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(6)	-	-	(6)
Loan paydowns/payoffs	(39)	(1)	(8)	(48)
Transfers to OREO	(1)	(3)	(3)	(7)
Charge-offs	(60)	(1)	(13)	(74)
Draws/other extensions of credit	8	-	-	8
Balance, end of period	$543	44	114	701

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

Consumer restructured loans on accrual status totaled $950 million and $958 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 10% and 30%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 55: Accruing and Nonaccruing Portfolio TDRs
	Accruing
		30-89 Days	90 Days or
As of March 31, 2017 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)(c)	$276	1	-	251	528
Residential mortgage loans(a)	480	41	121	14	656
Home equity	262	13	-	17	292
Automobile loans	11	-	-	2	13
Credit card	18	4	-	27	49
Total	$1,047	59	121	311	1,538

(a)    Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2017, these advances represented $253 of current loans, $33 of 30-89 days past due loans and $106 of 90 days or more past due loans.

(b)    As of March 31, 2017, excludes $7 of restructured accruing loans and $19 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)    Excludes restructured nonaccrual loans held for sale.

TABLE 56: Accruing and Nonaccruing Portfolio TDRs
	Accruing
		30-89 Days	90 Days or
As of December 31, 2016 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)(c)	$319	3	-	192	514
Residential mortgage loans(a)	458	56	121	17	652
Home equity	269	18	-	18	305
Automobile loans	12	-	-	2	14
Credit card	20	4	-	28	52
Total	$1,078	81	121	257	1,537

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

Analysis of Net Loan Charge-offs

Net charge-offs were 40 bps and 42 bps of average portfolio loans and leases for the three months ended March 31, 2017 and 2016, respectively. Table 57 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 29 bps during the three months ended March 31, 2017 compared to 38 bps during the three months ended March 31, 2016. The decrease is primarily due to a $10 million decrease in net charge-offs on commercial and industrial loans driven by a $9 million charge-off in the energy portfolio related to oil field services loans during the three months ended March 31, 2016.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases increased to 56 bps during the three months ended March 31, 2017 compared to 48 bps during the three months ended March 31, 2016. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, increased $3 million for the three months ended March 31, 2017 compared to the same period from the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Home equity net charge-offs decreased $2 million compared to the three months ended March 31, 2016 primarily due to improvements in loss severities. Management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Automobile loan charge-offs increased $2 million compared to the three months ended March 31, 2016 primarily as a result of targeting more profitable risk-adjusted returns with lower FICO origination balances.

Credit card and other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

TABLE 57: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2017	2016
Losses charged-off:
Commercial and industrial loans	$(39)	(50)
Commercial mortgage loans	(6)	(8)
Commercial leases	(1)	(2)
Residential mortgage loans	(6)	(4)
Home equity	(9)	(11)
Automobile loans	(17)	(14)
Credit card	(24)	(23)
Other consumer loans and leases	(5)	(4)
Total losses charged-off	$(107)	(116)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$3	4
Commercial mortgage loans	1	2
Commercial leases	-	-
Residential mortgage loans	1	2
Home equity	3	3
Automobile loans	6	5
Credit card	2	3
Other consumer loans and leases	2	1
Total recoveries of losses previously charged-off	$18	20
Net losses charged-off:
Commercial and industrial loans	$(36)	(46)
Commercial mortgage loans	(5)	(6)
Commercial leases	(1)	(2)
Residential mortgage loans	(5)	(2)
Home equity	(6)	(8)
Automobile loans	(11)	(9)
Credit card	(22)	(20)
Other consumer loans and leases	(3)	(3)
Total net losses charged-off	$(89)	(96)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.34%	0.43
Commercial mortgage loans	0.29	0.35
Commercial leases	0.08	0.20
Total commercial loans and leases	0.29%	0.38
Residential mortgage loans	0.13	0.07
Home equity	0.33	0.36
Automobile loans	0.48	0.32
Credit card	4.03	3.73
Other consumer loans and leases	2.89	2.28
Total consumer loans and leases	0.56%	0.48
Total net losses charged-off as a percent of average portfolio loans and leases	0.40%	0.42

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percent of portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current economic conditions that might impact the portfolio. More information on the ALLL can be found in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2017, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $183 million at March 31, 2017. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $30 million at March 31, 2017. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 58: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2017	2016
ALLL:
Balance, beginning of period	$1,253	1,272
Losses charged-off	(107)	(116)
Recoveries of losses previously charged-off	18	20
Provision for loan and lease losses	74	119
Balance, end of period	$1,238	1,295
Reserve for unfunded commitments:
Balance, beginning of period	$161	138
(Benefit from) provision for unfunded commitments	(2)	6
Balance, end of period	$159	144

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both March 31, 2017 and December 31, 2016. The unallocated allowance was 9% of the total allowance at both March 31, 2017 and December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As shown in Table 59, the ALLL as a percent of portfolio loans and leases was 1.35% at March 31, 2017 and 1.36% at December 31, 2016. The ALLL was $1.2 billion at March 31, 2017 and $1.3 billion at December 31, 2016.

TABLE 59: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2017	December 31, 2016
Attributed ALLL:
Commercial and industrial loans	$712	718
Commercial mortgage loans	86	82
Commercial construction loans	15	16
Commercial leases	13	15
Residential mortgage loans	96	96
Home equity	54	58
Automobile loans	42	42
Credit card	95	102
Other consumer loans and leases	13	12
Unallocated	112	112
Total ALLL	$1,238	1,253
Portfolio loans and leases:
Commercial and industrial loans	$41,074	41,676
Commercial mortgage loans	6,924	6,899
Commercial construction loans	4,283	3,903
Commercial leases	4,092	3,974
Residential mortgage loans	15,336	15,051
Home equity	7,469	7,695
Automobile loans	9,572	9,983
Credit card	2,070	2,237
Other consumer loans and leases	808	680
Total portfolio loans and leases	$91,628	92,098
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.73%	1.72
Commercial mortgage loans	1.24	1.19
Commercial construction loans	0.35	0.41
Commercial leases	0.32	0.38
Residential mortgage loans	0.63	0.64
Home equity	0.72	0.75
Automobile loans	0.44	0.42
Credit card	4.59	4.56
Other consumer loans and leases	1.61	1.76
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.35%	1.36

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

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in NII over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 50 bps parallel ramped decrease in interest rates. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current levels of certain interest rates.

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in noninterest-bearing demand deposits. The Bancorp, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of noninterest-bearing demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. These noninterest-bearing demand deposit balances are modeled to flow into funding products that reprice in conjunction with market rate increases.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 69% at March 31, 2017, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 60: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2017				March 31, 2016
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	2.05%	6.98	(4.00)	(6.00)	2.12	6.98	(4.00)	(6.00)
+100 Ramp over 12 months	1.20	4.37	N/A	N/A	1.20	4.27	-	-
-50 Ramp over 6 months	(3.48)	(6.37)	(6.00)	(8.00)	N/A	N/A	N/A	N/A

At March 31, 2017, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 50 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The slight changes in the estimated NII sensitivity profile as of March 31, 2017 compared to March 31, 2016 are primarily attributable to balance sheet composition changes.

Tables 61 and 62 provide the Bancorp’s estimated NII profile at March 31, 2017 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2017 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 61: Estimated NII Sensitivity at March 31, 2017 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.79%	6.45	2.31	7.50
+100 Ramp over 12 months	1.07	4.11	1.33	4.64

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2017 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of March 31, 2017. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 86% and 52%, respectively, as of March 31, 2017:

TABLE 62: Estimated NII Sensitivity at March 31, 2017 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.96)%	0.95	5.06	13.00
+100 Ramp over 12 months	(0.30)	1.36	2.71	7.39

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one and two year time horizons, EVE is a point in time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 63: Estimated EVE Sensitivity Profile
	March 31, 2017		March 31, 2016
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.45)%	(12.00)	(2.85)	(12.00)
+100 Shock	(2.21)	N/A	(0.90)	N/A
+25 Shock	(0.40)	N/A	(0.10)	N/A
-100 Shock	(0.19)	N/A	N/A	N/A

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at March 31, 2017, and is also slightly negative to a 100 bps decline in market rates. The +100 and +200 bps rising rate sensitivities are up from the sensitivities at March 31, 2016. The higher risk is primarily related to increases in market interest rates and growth in fixed-rate loan and securities balances.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of March 31, 2017:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,054	17,587	1,433	41,074
Commercial mortgage loans	2,793	3,645	486	6,924
Commercial construction loans	1,422	2,803	58	4,283
Commercial leases	890	1,998	1,204	4,092
Total commercial loans and leases	27,159	26,033	3,181	56,373
Residential mortgage loans	2,623	6,387	6,326	15,336
Home equity	939	1,415	5,115	7,469
Automobile loans	4,375	5,085	112	9,572
Credit card	414	1,656	-	2,070
Other consumer loans and leases	587	174	47	808
Total consumer loans and leases	8,938	14,717	11,600	35,255
Total portfolio loans and leases	$36,097	40,750	14,781	91,628

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2017:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year
		Interest Rate
($ in millions)		Fixed	Floating or Adjustable
Commercial and industrial loans		$2,531		16,489
Commercial mortgage loans		817		3,314
Commercial construction loans		7		2,854
Commercial leases		3,202		-
Total commercial loans and leases		6,557		22,657
Residential mortgage loans		9,652		3,061
Home equity		481		6,049
Automobile loans		5,145		52
Credit card		511		1,145
Other consumer loans and leases		22		199
Total consumer loans and leases		15,811		10,506
Total portfolio loans and leases		$22,368		33,163

Residential Mortgage Servicing Rights and Interest Rate Risk

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income in the period in which the changes occur. Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance.

The fair value of the residential MSR portfolio was $776 million at March 31, 2017 and the net carrying amount of the residential MSR portfolio was $744 million as of December 31, 2016. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the three months ended March 31, 2017 which caused modeled prepayment speeds to slow which led to fair value adjustments on servicing rights during the three months ended March 31, 2017. The fair value of the MSR increased $4 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2017. Mortgage rates decreased during three months ended March 31, 2016 which caused modeled prepayment speeds to increase which led to temporary impairment on servicing rights during the three months ended March 31, 2016. Previously, servicing rights were deemed impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

The Bancorp recognized net losses of $1 million on derivatives associated with its non-qualifying hedging strategy for the three months ended March 31, 2017 compared to net gains of $96 million during the three months ended March 31, 2016. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2017 and December 31, 2016 was $935 million and $827 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit Department and Capital Markets Risk Department.

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash and investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 14 of the Notes to Condensed Consolidated Financial Statements.

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

Table 64 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.5 billion of securities in the Bancorp’s available-for-sale and other portfolio at March 31, 2017, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $3.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2017 and 2016, the Bancorp sold or securitized loans totaling $1.6 billion and $1.3 billion, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 84% and 81%, respectively, of its average total assets for the three months ended March 31, 2017 and 2016. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2017, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At March 31, 2017, the Bancorp has approximately $44.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25 billion, of which $17.1 billion is available for issuance as of March 31, 2017.

Liquidity Coverage Ratio and Net Stable Funding Ratio

On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 119% at March 31, 2017.

On June 1, 2016, the U.S. banking agencies published a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with at least $50 billion but less than $250 billion in total consolidated assets and with less than $10 billion in on-balance sheet foreign exposures, including the Bancorp. Generally consistent with the BCBS’ framework, under the proposed rule banking organizations would be required to hold an amount of ASF over a one-year time horizon that equals or exceeds the institution’s amount of RSF, with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these institutions would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with at least $250 billion in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule.

The Bancorp is currently evaluating the impact of the U.S. banking agencies’ NSFR proposal. If ultimately adopted as currently proposed, the implementation of the NSFR could impact the Bancorp’s liquidity and funding requirements and practices in the future, including by incentivizing increased use of long-term debt as a funding source. Under the proposal, the NSFR becomes effective January 1, 2018 with public disclosure requirements beginning for the calendar quarter that ends on March 31, 2018. The comment period for this proposal ended on August 5, 2016.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 66. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 66: Agency Ratings

As of May 5, 2017	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Negative	Stable

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

The current regulatory environment, including heightened regulatory expectations and material changes in laws and regulations, increases compliance risk. To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, Compliance Risk Management implements key compliance programs and processes including but not limited to, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy and, in partnership with the Corporate Responsibility and Reputation team, oversees the Bancorp’s compliance with the Community Reinvestment Act.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERMC and the annual capital plan is approved by the Board of Directors. The Capital Committee is responsible for execution and oversight of the capital actions of the capital plan.

Regulatory Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015 and set minimum regulatory capital ratios as well as defined the measure of “well-capitalized”.

TABLE 67: Prescribed Capital Ratios

	Minimum	Well-Capitalized
CET1 capital	4.50%	6.50
Tier I risk-based capital	6.00	8.00
Total risk-based capital	8.00	10.00
Tier I leverage	4.00	5.00

On January 1, 2016, the Bancorp became subject to a capital conservation buffer which will be phased in over a three-year period ending January 1, 2019. Once fully phased-in, the capital conservation buffer will be 2.5% in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer was 0.625% in 2016 and is 1.25% in 2017. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 68: Capital Ratios

($ in millions)		March 31, 2017	December 31, 2016
Average total Bancorp shareholders’ equity as a percent of average assets		11.72%	11.67
Tangible equity as a percent of tangible assets(a)(c)		10.12	9.82
Tangible common equity as a percentage of tangible assets(a)(c)		9.15	8.87

		Basel III Transitional(b)
CET1 capital	$	12,636	12,426
Tier I capital		13,967	13,756
Total regulatory capital		18,139	17,972
Risk-weighted assets		117,407	119,632

Regulatory capital ratios:
CET1 capital		10.76%	10.39
Tier I risk-based capital		11.90	11.50
Total risk-based capital		15.45	15.02
Tier I leverage		10.15	9.90

		Basel III Fully Phased-In
CET1 capital(a)		10.66%	10.29
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.

(c)	Excludes unrealized gains and losses.

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2017 stress testing program and CCAR on February 3, 2017, with submissions of stress test results and capital plans to the FRB due on April 5, 2017, which the Bancorp submitted as required.

The FRB expects to release summary results of its DFAST and CCAR stress tests by June 30, 2017. The results will include supervisory projections of capital ratios, losses and revenue under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or nonobjection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, the Bancorp will be required to disclose the results of its company-run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory tests. With Fifth Third’s designation as a Large and Non-complex bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which will be conducted in the third quarter of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of 0.14 and 0.13 for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2017:

TABLE 69: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2017 - January 31, 2017	240,298	$26.25	-	81,641,397
February 1, 2017 - February 28, 2017	1,279,256	26.30	1,044,362	80,597,035
March 1, 2017 - March 31, 2017	110,667	25.77	-	80,597,035
Total	1,630,221	$26.26	1,044,362	80,597,035
(a)

Includes 585,859 shares repurchased during the first quarter of 2017 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

In March of 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

For further information on a subsequent event related to capital actions, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

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

To remediate the previously disclosed deficiencies in Bancorp’s disclosure controls and procedures, the Bancorp designed and implemented new controls and procedures to properly ensure the registration of, and prospectus delivery with respect to the Bancorp’s employee benefit plans. The Bancorp’s Chief Executive Officer and Chief Financial Officer have determined the new controls and procedures are effective to remediate the prior control deficiencies.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		As of
($ in millions, except share data)		March 31, 2017	December 31, 2016
Assets
Cash and due from banks(a)	$	2,205	2,392
Available-for-sale and other securities(b)		31,531	31,183
Held-to-maturity securities(c)		26	26
Trading securities		689	410
Other short-term investments		1,644	2,754
Loans held for sale(d)		616	751
Portfolio loans and leases(a)(e)		91,628	92,098
Allowance for loan and lease losses(a)		(1,238)	(1,253)
Portfolio loans and leases, net		90,390	90,845
Bank premises and equipment(f)		2,052	2,065
Operating lease equipment		702	738
Goodwill		2,419	2,416
Intangible assets		11	9
Servicing rights(g)		776	744
Other assets(a)		7,139	7,844
Total Assets	$	140,200	142,177
Liabilities
Deposits:
Noninterest-bearing deposits	$	35,362	35,782
Interest-bearing deposits		68,794	68,039
Total deposits		104,156	103,821
Federal funds purchased		155	132
Other short-term borrowings		2,015	3,535
Accrued taxes, interest and expenses		1,655	1,800
Other liabilities(a)		2,104	2,269
Long-term debt(a)		13,658	14,388
Total Liabilities	$	123,743	125,945
Equity
Common stock(h)	$	2,051	2,051
Preferred stock(i)		1,331	1,331
Capital surplus		2,803	2,756
Retained earnings		13,625	13,441
Accumulated other comprehensive income		68	59
Treasury stock(h)		(3,448)	(3,433)
Total Bancorp shareholders’ equity	$	16,430	16,205
Noncontrolling interests		27	27
Total Equity		16,457	16,232
Total Liabilities and Equity	$	140,200	142,177
(a)

Includes $85 and $85 of cash and due from banks, $1,015 and $1,216 of portfolio loans and leases, $(25) and $(26) of ALLL, $7 and $9 of other assets, $2 and $3 of other liabilities, and $883 and $1,094 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2017 and December 31, 2016, respectively. For further information refer to Note 10.

(b)	Amortized cost of $31,348 and $31,024 at March 31, 2017 and December 31, 2016, respectively.
(c)	Fair value of $26 and $26 at March 31, 2017 and December 31, 2016, respectively.
(d)	Includes $606 and $686 of residential mortgage loans held for sale measured at fair value at March 31, 2017 and December 31, 2016, respectively.
(e)	Includes $141 and $143 of residential mortgage loans measured at fair value at March 31, 2017 and December 31, 2016, respectively.
(f)	Includes $51 and $39 of bank premises and equipment held for sale at March 31, 2017 and December 31, 2016, respectively. For further information refer to Note 7.
(g)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at March 31, 2017 and were measured under the amortization method at December 31, 2016. For further information refer to Note 11.

(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2017 – 750,144,587 (excludes 173,747,994 treasury shares), December 31, 2016 – 750,479,299 (excludes 173,413,282 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2017 and December 31, 2016; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at March 31, 2017 and December 31, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended March 31,
($ in millions, except share data)		2017	2016(a)
Interest Income
Interest and fees on loans and leases	$	839	804
Interest on securities		245	232
Interest on other short-term investments		2	2
Total interest income		1,086	1,038
Interest Expense
Interest on deposits		59	49
Interest on federal funds purchased		1	1
Interest on other short-term borrowings		3	3
Interest on long-term debt		90	82
Total interest expense		153	135
Net Interest Income		933	903
Provision for loan and lease losses		74	119
Net Interest Income After Provision for Loan and Lease Losses		859	784
Noninterest Income
Service charges on deposits		138	137
Wealth and asset management revenue		108	102
Corporate banking revenue		74	102
Card and processing revenue		74	79
Mortgage banking net revenue		52	78
Other noninterest income		77	136
Securities gains, net		-	3
Total noninterest income		523	637
Noninterest Expense
Salaries, wages and incentives		411	403
Employee benefits		111	100
Net occupancy expense		78	77
Technology and communications		58	56
Card and processing expense		30	35
Equipment expense		28	30
Other noninterest expense		270	285
Total noninterest expense		986	986
Income Before Income Taxes		396	435
Applicable income tax expense		91	109
Net Income		305	326
Less: Net income attributable to noncontrolling interests		-	-
Net Income Attributable to Bancorp		305	326
Dividends on preferred stock		15	15
Net Income Available to Common Shareholders	$	290	311
Earnings per share - basic	$	0.38	0.40
Earnings per share - diluted	$	0.38	0.40
Average common shares outstanding - basic		747,667,521	773,564,178
Average common shares outstanding - diluted		760,809,239	777,757,934
Cash dividends declared per common share	$	0.14	0.13
(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense and average common shares outstanding – diluted were adjusted at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2017	2016(a)
Net Income	$305	326
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	15	452
Reclassification adjustment for net losses (gains) included in net income	1	(5)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(3)	48
Reclassification adjustment for net gains included in net income	(5)	(9)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1
Other comprehensive income, net of tax	9	487
Comprehensive Income	314	813
Less: Comprehensive income attributable to noncontrolling interests	-	-
Comprehensive Income Attributable to Bancorp	$314	813

(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus(b)	Retained Earnings(b)	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				326			326		326
Other comprehensive income, net of tax					487		487		487
Cash dividends declared:
Common stock at $0.13 per share				(100)			(100)		(100)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury			(8)			(232)	(240)		(240)
Impact of stock transactions under stock compensation plans, net			28			(3)	25		25
Other			1				1	1	2
Balance at March 31, 2016	$2,051	1,331	2,687	12,569	684	(2,999)	16,323	32	16,355

Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				305			305		305
Other comprehensive income, net of tax					9		9		9
Cash dividends declared:
Common stock at $0.14 per share				(106)			(106)		(106)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury			23			(23)	-		-
Impact of stock transactions under stock compensation plans, net			24			8	32		32
Balance at March 31, 2017	$2,051	1,331	2,803	13,625	68	(3,448)	16,430	27	16,457

(a)

For both the three months ended March 31, 2017 and 2016, dividends were $612.50 per preferred share for Perpetual Preferred Stock, Series J and $414.06 per preferred share for Perpetual Preferred Stock, Series I.

(b)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2017	2016(a)
Operating Activities
Net income	$305	326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	74	119
Depreciation, amortization and accretion	89	110
Stock-based compensation expense	45	26
(Benefit from) provision for deferred income taxes	(11)	9
Securities gains, net	(1)	(1)
MSR fair value adjustment	23	-
Provision for MSR impairment	-	85
Net gains on sales of loans and fair value adjustments on loans held for sale	(34)	(15)
Net losses (gains) on disposition and impairment of bank premises and equipment	1	(1)
Gains on sales of certain retail branch operations	-	(8)
Net losses on disposition and impairment of operating lease equipment	20	-
Proceeds from sales of loans held for sale	1,627	1,133
Loans originated for sale, net of repayments	(1,483)	(1,180)
Dividends representing return on equity method investments	9	2
Net change in:
Trading securities	(277)	(20)
Other assets	115	345
Accrued taxes, interest and expenses	(142)	(421)
Other liabilities	176	(114)
Net Cash Provided by Operating Activities	536	395
Investing Activities
Proceeds from sales:
Available-for-sale securities	2,191	2,677
Loans	21	7
Bank premises and equipment	6	15
Proceeds from repayments / maturities:
Available-for-sale securities	604	531
Held-to-maturity securities	-	6
Purchases:
Available-for-sale securities	(2,975)	(4,069)
Bank premises and equipment	(52)	(41)
MSRs	(29)	-
Proceeds from sales and dividends representing return of equity method investments	69	9
Net cash paid on sales of certain retail branch operations	-	(43)
Net change in:
Other short-term investments	1,110	893
Loans and leases	368	(1,119)
Operating lease equipment	(6)	(50)
Net Cash Provided (Used) in Investing Activities	1,307	(1,184)
Financing Activities
Net change in:
Deposits	335	(502)
Federal funds purchased	23	(17)
Other short-term borrowings	(1,520)	2,016
Dividends paid on common stock	(106)	(102)
Dividends paid on preferred stock	(38)	(15)
Proceeds from issuance of long-term debt	-	1,494
Repayment of long-term debt	(714)	(2,088)
Repurchase of treasury stock and related forward contract	-	(240)
Other	(10)	1
Net Cash (Used) Provided by Financing Activities	(2,030)	547
Decrease in Cash and Due from Banks	(187)	(242)
Cash and Due from Banks at Beginning of Period	2,392	2,540
Cash and Due from Banks at End of Period	$2,205	2,298

(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2016 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2017	2016
Cash Payments:
Interest	$208	191
Income taxes	18	334

Transfers:
Portfolio loans to loans held for sale	5	3
Loans held for sale to portfolio loans	3	12
Portfolio loans to OREO	12	12

3. Accounting and Reporting Developments

Standards Adopted in 2017

The Bancorp adopted the following new accounting standards effective January 1, 2017:

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a VIE on a proportionate basis. The Bancorp adopted the amended guidance retrospectively on January 1, 2017. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2017:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and the effective date and transition requirements are consistent with those in the original ASU. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the amendments recognized at the date of initial application. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Bancorp’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Condensed Consolidated Financial Statements, although the Bancorp will also be subject to expanded disclosure requirements upon adoption and the Bancorp’s revenue recognition processes for wealth and asset management revenue, corporate banking revenue, and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees and related rewards programs, which are subject to interpretation and for which the Bancorp has not made final conclusions regarding the applicability and the related impact, if any. Accordingly, the results of the Bancorp’s materiality analysis, as well as its final adoption method, may change as these conclusions are reached.

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Condensed Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. However, for equity securities without a readily determinable fair value, the guidance will be applied prospectively to all equity investments that exist as of the date of adoption. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. The Bancorp is currently in the process of developing an inventory of all leases and accumulating the lease data necessary to apply the amended guidance. The Bancorp is continuing to evaluate the impact of the amended guidance on its Condensed Consolidated Financial Statements, but the effects of recognizing most operating leases on the Condensed Consolidated Balance Sheets are expected to be material. The Bancorp expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments, including trade and other receivables, loans, debt securities, net investments in leases, and off-balance-sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted as early as January 1, 2019. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. While the Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Bancorp’s loan and lease portfolio at the time of adoption.

ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash

In August 2016, the FASB issued ASU 2016-15 to clarify the classification of certain cash receipts and payments within an entity’s statement of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amended guidance provides a screen which states that when substantially all of the fair value of assets acquired (or disposed) is concentrated in a single asset or group of similar assets, then the set of assets and activities would not be considered a business. The amended guidance is effective for the Bancorp on January 1, 2018, and is to be applied prospectively. Upon adoption, the Bancorp will evaluate future transactions to determine if they should be accounted for as acquisitions (or disposals) of assets or businesses based on the amended guidance.

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

ASU 2017-05 – Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 which clarifies the scope of Subtopic 610-20 and defines the term “in substance nonfinancial asset.” The amendments require that an entity should initially identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments provide specific guidance on accounting for partial sales of nonfinancial assets, which require an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when it 1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset and 2) transfers control of the asset. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amended guidance is effective for the Bancorp on January 1, 2018, concurrent with the adoption of ASU 2014-09. It is to be applied using either a retrospective or modified retrospective approach, consistent with the transition method for ASU 2014-09. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

ASU 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08 which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bancorp shall provide a disclosure regarding the change in accounting principle. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

March 31, 2017 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$435	2	-	437
Obligations of states and political subdivisions securities	44	1	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,140	195	(90)	16,245
Agency commercial mortgage-backed securities	8,647	88	(63)	8,672
Non-agency commercial mortgage-backed securities	3,269	46	(16)	3,299
Asset-backed securities and other debt securities	2,115	36	(17)	2,134
Equity securities(b)	698	3	(2)	699
Total available-for-sale and other securities	$31,348	371	(188)	31,531
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$24	-	-	24
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$26	-	-	26
(a)

Includes interest-only mortgage-backed securities of $42 as of March 31, 2017, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $359 and $1, respectively, at March 31, 2017, that are carried at cost, and certain mutual fund and equity security holdings.

December 31, 2016 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$547	2	-	549
Obligations of states and political subdivisions securities	44	1	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,525	178	(95)	15,608
Agency commercial mortgage-backed securities	9,029	87	(61)	9,055
Non-agency commercial mortgage-backed securities	3,076	51	(15)	3,112
Asset-backed securities and other debt securities	2,106	28	(18)	2,116
Equity securities(b)	697	3	(2)	698
Total available-for-sale and other securities	$31,024	350	(191)	31,183
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$24	-	-	24
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$26	-	-	26
(a)

Includes interest-only mortgage-backed securities of $60 as of December 31, 2016, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $358, and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2017	2016
Realized gains	$9	15
Realized losses	(1)	(4)
OTTI	(10)	(3)
Net realized (losses) gains(a)	$(2)	8
(a)	Excludes net gains of $1 and net losses of $6 on interest-only mortgage-backed securities for the three months ended March 31, 2017 and 2016, respectively.

The following table provides a summary of OTTI by security type:

	For the three months ended March 31,
($ in millions)	2017	2016
Available-for-sale and other debt securities	$(10)	(2)
Available-for-sale equity securities	-	(1)
Total OTTI(a)	$(10)	(3)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $689 million as of March 31, 2017, compared to $410 million at December 31, 2016. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended March 31,
($ in millions)	2017	2016
Realized gains(a)	$3	2
Realized losses(b)	(2)	(4)
Net unrealized gains(c)	1	1
Total trading securities gains (losses)	$2	(1)
(a)

Includes realized gains of $3 and $2 for the three months ended March 31, 2017 and 2016, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(b)

Includes realized losses of $2 and $4 for the three months ended March 31, 2017 and 2016, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized gains for both the three months ended March 31, 2017 and 2016 recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At March 31, 2017 and December 31, 2016, securities with a fair value of $8.3 billion and $10.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of March 31, 2017 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$187	189	2	2
1-5 years	6,316	6,362	12	12
5-10 years	21,358	21,481	10	10
Over 10 years	2,789	2,800	2	2
Equity securities	698	699	-	-
Total	$31,348	31,531	26	26
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

		Less than 12 months		12 months or more		Total
($ in millions)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Treasury and federal agencies	$	101	-	-	-	101	-
Agency residential mortgage-backed securities		5,144	(82)	161	(8)	5,305	(90)
Agency commercial mortgage-backed securities		2,931	(63)	-	-	2,931	(63)
Non-agency commercial mortgage-backed securities		1,283	(16)	-	-	1,283	(16)
Asset-backed securities and other debt securities		322	(6)	364	(11)	686	(17)
Equity securities		-	-	37	(2)	37	(2)
Total	$	9,781	(167)	562	(21)	10,343	(188)
December 31, 2016
U.S. Treasury and federal agencies	$	199	-	-	-	199	-
Agency residential mortgage-backed securities		6,223	(88)	172	(7)	6,395	(95)
Agency commercial mortgage-backed securities		3,183	(61)	-	-	3,183	(61)
Non-agency commercial mortgage-backed securities		1,052	(15)	-	-	1,052	(15)
Asset-backed securities and other debt securities		422	(8)	336	(10)	758	(18)
Equity securities		-	-	37	(2)	37	(2)
Total	$	11,079	(172)	545	(19)	11,624	(191)

At both March 31, 2017 and December 31, 2016, an immaterial amount of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of:

($ in millions)	March 31, 2017	December 31, 2016
Loans and leases held for sale:
Commercial and industrial loans	$2	60
Commercial mortgage loans	7	5
Commercial leases	1	-
Residential mortgage loans	606	686
Total loans and leases held for sale	$616	751
Portfolio loans and leases:
Commercial and industrial loans	$41,074	41,676
Commercial mortgage loans	6,924	6,899
Commercial construction loans	4,283	3,903
Commercial leases	4,092	3,974
Total commercial loans and leases	$56,373	56,452
Residential mortgage loans	$15,336	15,051
Home equity	7,469	7,695
Automobile loans	9,572	9,983
Credit card	2,070	2,237
Other consumer loans and leases	808	680
Total consumer loans and leases	$35,255	35,646
Total portfolio loans and leases	$91,628	92,098

Total portfolio loans and leases are recorded net of unearned income, which totaled $500 million as of March 31, 2017 and $503 million as of December 31, 2016. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $249 million and $240 million as of March 31, 2017 and December 31, 2016, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.2 billion and $13.1 billion at March 31, 2017 and December 31, 2016, respectively, pledged at the FHLB, and loans of $39.5 billion and $40.0 billion at March 31, 2017 and December 31, 2016, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial and industrial loans	$41,076	41,736	3	4
Commercial mortgage loans	6,931	6,904	-	-
Commercial construction loans	4,283	3,903	-	-
Commercial leases	4,093	3,974	-	-
Residential mortgage loans	15,942	15,737	45	49
Home equity	7,469	7,695	-	-
Automobile loans	9,572	9,983	6	9
Credit card	2,070	2,237	21	22
Other consumer loans and leases	808	680	-	-
Total loans and leases	$92,244	92,849	75	84
Less: Loans and leases held for sale	$616	751
Total portfolio loans and leases	$91,628	92,098
The following table presents a summary of net charge-offs for the three months ended March 31:
($ in millions)			2017	2016
Commercial and industrial loans			$36	46
Commercial mortgage loans			5	6
Commercial leases			1	2
Residential mortgage loans			5	2
Home equity			6	8
Automobile loans			11	9
Credit card			22	20
Other consumer loans and leases			3	3
Total net charge-offs			$89	96

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(46)	(6)	(55)	-	(107)
Recoveries of losses previously charged-off	4	1	13	-	18
Provision for loan and lease losses	37	5	32	-	74
Balance, end of period	$826	96	204	112	1,238

For the three months ended March 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(60)	(4)	(52)	-	(116)
Recoveries of losses previously charged-off	6	2	12	-	20
Provision for loan and lease losses	81	-	37	1	119
Balance, end of period	$867	98	214	116	1,295

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$113 (c)	68	42	-	223
Collectively evaluated for impairment	713	28	162	-	903
Unallocated	-	-	-	112	112
Total ALLL	$826	96	204	112	1,238
Portfolio loans and leases:(b)
Individually evaluated for impairment	$786 (c)	656	354	-	1,796
Collectively evaluated for impairment	55,587	14,537	19,565	-	89,689
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$56,373	15,195	19,919	-	91,487
(a)	Includes $2 related to leveraged leases at March 31, 2017.
(b)	Excludes $141 of residential mortgage loans measured at fair value, and includes $703 of leveraged leases, net of unearned income at March 31, 2017.
(c)

Includes five restructured loans at March 31, 2017 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $26 and an ALLL of $18.

As of December 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$118 (c)	68	44	-	230
Collectively evaluated for impairment	713	28	170	-	911
Unallocated	-	-	-	112	112
Total ALLL	$831	96	214	112	1,253
Portfolio loans and leases:(b)
Individually evaluated for impairment	$904 (c)	652	371	-	1,927
Collectively evaluated for impairment	55,548	14,253	20,224	-	90,025
Loans acquired with deteriorated credit quality	-	3	-	-	3
Total portfolio loans and leases	$56,452	14,908	20,595	-	91,955
(a)	Includes $2 related to leveraged leases at December 31, 2016.
(b)	Excludes $143 of residential mortgage loans measured at fair value, and includes $701 of leveraged leases, net of unearned income at December 31, 2016.
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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,187	1,255	1,630	2	41,074
Commercial mortgage owner-occupied loans	3,226	74	110	-	3,410
Commercial mortgage nonowner-occupied loans	3,429	25	60	-	3,514
Commercial construction loans	4,238	45	-	-	4,283
Commercial leases	4,007	56	29	-	4,092
Total commercial loans and leases	$53,087	1,455	1,829	2	56,373

As of December 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,844	1,204	1,604	24	41,676
Commercial mortgage owner-occupied loans	3,168	72	117	3	3,360
Commercial mortgage nonowner-occupied loans	3,466	4	69	-	3,539
Commercial construction loans	3,902	1	-	-	3,903
Commercial leases	3,894	54	26	-	3,974
Total commercial loans and leases	$53,274	1,335	1,816	27	56,452

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	March 31, 2017		December 31, 2016
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,160	35	14,874	34
Home equity	7,399	70	7,622	73
Automobile loans	9,570	2	9,981	2
Credit card	2,043	27	2,209	28
Other consumer loans and leases	808	-	680	-
Total residential mortgage and consumer loans and leases(a)	$34,980	134	35,366	137
(a)	Excludes $141 and $143 of loans measured at fair value at March 31, 2017 and December 31, 2016, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of March 31, 2017 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,930	46	98	144	41,074	3
Commercial mortgage owner-occupied loans	3,388	3	19	22	3,410	-
Commercial mortgage nonowner-occupied loans	3,506	1	7	8	3,514	-
Commercial construction loans	4,283	-	-	-	4,283	-
Commercial leases	4,090	-	2	2	4,092	-
Residential mortgage loans(a)(b)	15,087	27	81	108	15,195	45
Consumer loans and leases:
Home equity	7,351	64	54	118	7,469	-
Automobile loans	9,503	60	9	69	9,572	6
Credit card	2,018	27	25	52	2,070	21
Other consumer loans and leases	807	1	-	1	808	-
Total portfolio loans and leases(a)	$90,963	229	295	524	91,487	75
(a)	Excludes $141 of residential mortgage loans measured at fair value at March 31, 2017.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2017, $77 of these loans were 30-89 days past due and $302 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2017 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

	Current	Past Due				90 Days Past
As of December 31, 2016 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,495	87	94	181	41,676	4
Commercial mortgage owner-occupied loans	3,332	6	22	28	3,360	-
Commercial mortgage nonowner-occupied loans	3,530	2	7	9	3,539	-
Commercial construction loans	3,902	1	-	1	3,903	-
Commercial leases	3,972	-	2	2	3,974	-
Residential mortgage loans(a)(b)	14,790	37	81	118	14,908	49
Consumer loans and leases:
Home equity	7,570	68	57	125	7,695	-
Automobile loans	9,886	85	12	97	9,983	9
Credit card	2,183	28	26	54	2,237	22
Other consumer loans and leases	679	1	-	1	680	-
Total portfolio loans and leases(a)	$91,339	315	301	616	91,955	84
(a)	Excludes $143 of residential mortgage loans measured at fair value at December 31, 2016.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of March 31, 2017 ($ in millions)	Unpaid Principal Balance	Recorded Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$449	392	86
Commercial mortgage owner-occupied loans(b)	19	13	3
Commercial mortgage nonowner-occupied loans	16	15	6
Restructured residential mortgage loans	472	468	68
Restructured consumer loans and leases:
Home equity	192	191	29
Automobile loans	11	11	1
Credit card	49	49	12
Total impaired portfolio loans and leases with a related ALLL	$1,208	1,139	205
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$264	242	-
Commercial mortgage owner-occupied loans	28	22	-
Commercial mortgage nonowner-occupied loans	74	74	-
Commercial leases	2	2	-
Restructured residential mortgage loans	209	188	-
Restructured consumer loans and leases:
Home equity	104	101	-
Automobile loans	3	2	-
Total impaired portfolio loans and leases with no related ALLL	$684	631	-
Total impaired portfolio loans and leases	$1,892	1,770 (a)	205
(a)

Includes $277, $642 and $308, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $251, $14 and $46, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at March 31, 2017.

(b)

Excludes five restructured loans at March 31, 2017 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $26, a recorded investment of $26 and an ALLL of $18.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2016 ($ in millions)	Unpaid Principal Balance	Recorded Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$440	414	94
Commercial mortgage owner-occupied loans(b)	24	16	5
Commercial mortgage nonowner-occupied loans	7	6	1
Commercial leases	2	2	-
Restructured residential mortgage loans	471	465	68
Restructured consumer loans and leases:
Home equity	202	201	30
Automobile loans	12	12	2
Credit card	52	52	12
Total impaired portfolio loans and leases with a related ALLL	$1,210	1,168	212
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$394	320	-
Commercial mortgage owner-occupied loans	36	35	-
Commercial mortgage nonowner-occupied loans	93	83	-
Commercial leases	2	2	-
Restructured residential mortgage loans	207	187	-
Restructured consumer loans and leases:
Home equity	107	104	-
Automobile loans	3	2	-
Total impaired portfolio loans and leases with no related ALLL	$842	733	-
Total impaired portfolio loans and leases	$2,052	1,901 (a)	212
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

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended March 31, 2017		For the three months ended March 31, 2016
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$683	1	645	2
Commercial mortgage owner-occupied loans(a)	43	-	71	-
Commercial mortgage nonowner-occupied loans	89	1	165	1
Commercial construction loans	-	-	7	-
Commercial leases	3	-	5	-
Restructured residential mortgage loans	654	6	642	6
Restructured consumer loans and leases:
Home equity	298	3	340	3
Automobile loans	14	-	19	-
Credit card	51	1	60	1
Total average impaired portfolio loans and leases	$1,835	12	1,954	13
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $26 and $27 at March 31, 2017 and March 31, 2016, respectively, and an immaterial amount of interest income recognized for the both the three months ended March 31, 2017 and March 31, 2016.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	March 31, 2017	December 31, 2016
Commercial loans and leases:
Commercial and industrial loans	$484	478
Commercial mortgage owner-occupied loans(a)	28	32
Commercial mortgage nonowner-occupied loans	9	9
Commercial leases	2	4
Total nonaccrual portfolio commercial loans and leases	523	523
Residential mortgage loans	35	34
Consumer loans and leases:
Home equity	70	73
Automobile loans	2	2
Credit card	27	28
Total nonaccrual portfolio consumer loans and leases	99	103
Total nonaccrual portfolio loans and leases(b)(c)	$657	660
OREO and other repossessed property	64	78
Total nonperforming portfolio assets(b)(c)	$721	738
(a)

Excludes $19 of restructured nonaccrual loans at both March 31, 2017 and December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(b)	Excludes $9 and $13 of nonaccrual loans held for sale at March 31, 2017 and December 31, 2016, respectively.
(c)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both March 31, 2017 and December 31, 2016 and an immaterial amount and $1 of restructured nonaccrual government insured commercial loans at March 31, 2017 and December 31, 2016, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $273 million and $260 million as of March 31, 2017 and December 31, 2016, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

As of March 31, 2017, the Bancorp had $115 million and $56 million in line of credit and letter of credit commitments, respectively, compared to $82 million and $57 million in line of credit and letter of credit commitments as of December 31, 2016, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2017 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	33	$ 97	1	2
Commercial mortgage owner-occupied loans	5	2	-	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	203	29	2	-
Consumer loans:
Home equity	31	2	-	-
Automobile loans	30	-	-	-
Credit card	1,756	7	1	-
Total portfolio loans	2,059	$ 137	4	2
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	24	$ 56	(2)	-
Commercial mortgage owner-occupied loans	7	6	(2)	-
Commercial mortgage nonowner-occupied loans	2	-	-	-
Residential mortgage loans	243	36	2	-
Consumer loans:
Home equity	64	5	-	-
Automobile loans	78	1	-	-
Credit card	2,592	12	2	1
Total portfolio loans	3,010	$ 116	-	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2017 and 2016 and were within twelve months of the restructuring date:

March 31, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$1
Residential mortgage loans	57	9
Consumer loans:
Home equity	5	1
Credit card	450	2
Total portfolio loans	514	$13
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	1	$-
Commercial mortgage nonowner-occupied loans	1	-
Residential mortgage loans	53	7
Consumer loans:
Home equity	6	1
Credit card	423	2
Total portfolio loans	484	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2017	December 31, 2016
Land and improvements(a)	$649	663
Buildings(a)	1,667	1,672
Equipment	1,773	1,761
Leasehold improvements	392	398
Construction in progress(a)	109	99
Bank premises and equipment held for sale:
Land and improvements	33	29
Buildings	16	9
Equipment	2	1
Accumulated depreciation and amortization	(2,589)	(2,567)
Total bank premises and equipment	$2,052	2,065
(a)

At both March 31, 2017 and December 31, 2016, land and improvements, buildings and construction in progress included $92 associated with parcels of undeveloped land intended for future branch expansion.

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

As of March 31, 2017, the Bancorp had 43 branch locations and 33 parcels of undeveloped land that had been acquired for future branch expansion that it intended to consolidate or sell. These branch locations and parcels of undeveloped land, which include unsold properties from the Branch Consolidation and Sales Plan as well as properties included in the September 13, 2016 announcement, represent $36 million, $16 million and $2 million of land and improvements, buildings and equipment, respectively, included in bank premises and equipment in the Condensed Consolidated Balance Sheets as of March 31, 2017, of which $33 million, $16 million and $2 million, respectively, were classified as held for sale.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $3 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Operating Lease Equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized impairment losses associated with certain operating lease assets of $31 million for the three months ended March 31, 2017. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carry Amount	ing	Accumulated Amortization	Net Carrying Amount
As of March 31, 2017
Core deposit intangibles	$34		(28)	6
Other	18		(13)	5
Total intangible assets	$52		(41)	11
As of December 31, 2016
Core deposit intangibles	$34		(27)	7
Other	15		(13)	2
Total intangible assets	$49		(40)	9

As of March 31, 2017, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial for both the three months ended March 31, 2017 and 2016. The Bancorp’s projections of amortization expense shown on the following table is based on existing balances as of March 31, 2017. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2017 through 2021 is as follows:

($ in millions)	Total
Remainder of 2017	$1
2018	2
2019	2
2020	1
2021	1

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

March 31, 2017 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$84	1	85
Commercial mortgage loans	-	46	46
Automobile loans	969	-	969
ALLL	(5)	(20)	(25)
Other assets	7	-	7
Total assets	$1,055	27	1,082
Liabilities:
Other liabilities	$2	-	2
Long-term debt	883	-	883
Total liabilities	$885	-	885
Noncontrolling interests	$-	27	27

December 31, 2016 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$84	1	85
Commercial mortgage loans	-	46	46
Automobile loans	1,170	-	1,170
ALLL	(6)	(20)	(26)
Other assets	9	-	9
Total assets	$1,257	27	1,284
Liabilities
Other liabilities	$3	-	3
Long-term debt	1,094	-	1,094
Total liabilities	$1,097	-	1,097
Noncontrolling interests	$-	27	27

Automobile loan securitizations

The Bancorp has previously completed securitization transactions in which the Bancorp transferred an aggregate amount of $4.5 billion in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at March 31, 2017 and December 31, 2016 was $32 million and $31 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,424	362	1,424
Private equity investments	121	-	178
Loans provided to VIEs	1,744	-	2,762

December 31, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,421	357	1,421
Private equity investments	176	-	232
Loans provided to VIEs	1,735	-	2,672

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

At both March 31, 2017 and December 31, 2016, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $356 million and $349 million at March 31, 2017 and December 31, 2016, respectively. The unfunded commitments as of March 31, 2017 are expected to be funded from 2017 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2017	2016
Pre-tax investment and impairment losses(a)	Other noninterest expense	$36	36
Tax credits and other benefits	Applicable income tax expense	(56)	(55)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2017 and 2016.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at March 31, 2017 and December 31, 2016, the unfunded commitment amounts to the funds were $57 million and $56 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $6 million and $2 million during the three months ended March 31, 2017 and 2016, respectively. The Bancorp did not recognize OTTI on its investments in private equity funds during both the three months ended March 31, 2017 and 2016. Refer to Note 19 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of March 31, 2017 and December 31, 2016, the Bancorp’s unfunded commitments to these entities were $1.0 billion and $937 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2017 and 2016. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2017	2016
Residential mortgage loan sales(a)	$1,629	1,114

Origination fees and gains on loan sales	29	42
Gross mortgage servicing fees	47	52
(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income in the period in which the changes occur. The election of the fair value method did not require a cumulative effect adjustment to retained earnings as there was no difference between the carrying value of the servicing rights, net of valuation allowance, and the fair value.

Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance.

The following tables present changes in the servicing rights related to residential mortgage and automobile loans for the three months ended March 31:

($ in millions)	2017
Balance, beginning of period	$744
Servicing rights originated - residential mortgage loans	26
Servicing rights acquired - residential mortgage loans	29
Changes in fair value:
Due to changes in inputs or assumptions(a)	4
Other changes in fair value(b)	(27)
Balance, end of period	$776
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

($ in millions)	2016
Carrying amount before valuation allowance:
Balance, beginning of period	$1,204
Servicing rights that result from the transfer of residential mortgage loans	12
Amortization	(27)
Balance, end of period	$1,189
Valuation allowance for servicing rights:
Balance, beginning of period	$(419)
Provision for MSR impairment	(85)
Balance, end of period	(504)
Carrying amount after valuation allowance	$685

For the three months ended March 31, 2016, temporary impairment, effected through a change in the MSR valuation allowance, was captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. Amortization recognized on servicing rights for the three months ended March 31, 2016 was $27 million.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives and various available-for-sale and trading securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS spreads, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the three months ended March 31:

($ in millions)	2017	2016
Fixed-rate residential mortgage loans:
Balance, beginning of period	$ 722	757
Balance, end of period	756	660
Adjustable-rate residential mortgage loans:
Balance, beginning of period	22	27
Balance, end of period	20	25
Fixed-rate automobile loans:
Balance, beginning of period	-	1
Balance, end of period	-	-

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

		For the three months ended March 31,
($ in millions)		2017	2016
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$	(1)	96
MSR fair value adjustment		(23)	-
Provision for MSR impairment		-	(85)

As of March 31, 2017 and 2016, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		March 31, 2017			March 31, 2016
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	6.7	9.9%	485	6.3	12.6%	539
Servicing rights	Adjustable	2.3	34.9	700	3.0	27.5	681

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2017 and December 31, 2016, the Bancorp serviced $55.4 billion and $53.6 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2017, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption					Residual Servicing Cash Flows
		Fair	Weighted- Average Life			Impact of Adverse Change on Fair Value			OAS Spread		Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate		10%	20%	50%	(bps)		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$756	6.0	11.2%	$	(33)	(63)	(143)	528	$	(15)	(30)
Servicing rights	Adjustable	20	3.3	25.2		(1)	(3)	(6)	757		-	(1)

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2017 and December 31, 2016, the balance of collateral held by the Bancorp for derivative assets was $414 million and $444 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $32 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of March 31, 2017. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2017 and December 31, 2016 was $4 million and $6 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2017 and December 31, 2016, the balance of collateral posted by the Bancorp for derivative liabilities was $320 million and $399 million, respectively, and $49 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of March 31, 2017 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2017 and December 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts with the exception of certain variation margin payments that are considered legal settlements of the derivative contracts. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlements, the variation margin payments are applied to net the fair value of the respective derivative contracts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

			Fair Value
March 31, 2017 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,955		305	-
Total fair value hedges			305	-
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		-	18
Total cash flow hedges			-	18
Total derivatives designated as qualifying hedging instruments			305	18
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,602		129	22
Forward contracts related to residential mortgage loans held for sale	1,630		1	5
Swap associated with the sale of Visa, Inc. Class B Shares	1,481		-	97
Foreign exchange contracts	110		-	-
Total free-standing derivatives - risk management and other business purposes			130	124
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	35,882		190	144
Interest rate lock commitments	780		16	-
Commodity contracts	2,145		79	80
TBAs	36		-	-
Foreign exchange contracts	10,024		126	123
Total free-standing derivatives - customer accommodation			411	347
Total derivatives not designated as qualifying hedging instruments			541	471
Total		$	846	489

			Fair Value
December 31, 2016 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455		323	12
Total fair value hedges			323	12
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		22	-
Total cash flow hedges			22	-
Total derivatives designated as qualifying hedging instruments			345	12
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,522		165	39
Forward contracts related to residential mortgage loans held for sale	1,823		20	3
Swap associated with the sale of Visa, Inc. Class B Shares	1,300		-	91
Foreign exchange contracts	111		-	-
Total free-standing derivatives - risk management and other business purposes			185	133
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	33,431		205	210
Interest rate lock commitments	701		13	1
Commodity contracts	2,095		107	106
Foreign exchange contracts	11,013		202	204
Total free-standing derivatives - customer accommodation			527	521
Total derivatives not designated as qualifying hedging instruments			712	654
Total		$	1,057	666

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of March 31, 2017, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,

($ in millions)		2017	2016
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(21)	83
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	21	(85)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2017, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of March 31, 2017, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 33 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2017 and December 31, 2016, $2 million and $10 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2017, $8 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2017.

During both the three months ended March 31, 2017 and 2016, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,

($ in millions)	2017	2016
Amount of pretax net (losses) gains recognized in OCI	$(5)	74
Amount of pretax net gains reclassified from OCI into net income	8	14

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2017	2016
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(21)	(11)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(1)	96
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(1)	(4)
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	-	47
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(13)	1

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2017 and December 31, 2016, the total notional amount of the risk participation agreements was $2.6 billion and $2.5 billion, respectively, and the fair value was a liability of $5 million and $4 million at March 31, 2017 and December 31, 2016, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2017, the risk participation agreements had a weighted-average remaining life of 3.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2017	December 31, 2016
Pass	$2,604	2,447
Special mention	8	14
Substandard	11	6
Total	$2,623	2,467

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2017	2016
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	7
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	(1)
Interest rate lock commitments	Mortgage banking net revenue	22	42
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	13	16
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(2)

Offsetting Derivative Financial Instruments

The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place. However, for derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlements, the fair value of the respective derivative contracts are reported net of the variation margin payments.

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities and as of March 31, 2017 do not include variation margin payments for derivative contracts with legal rights of setoff.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of March 31, 2017 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$830	(225)	(345)	260
Total assets	830	(225)	(345)	260

Liabilities:
Derivatives	489	(225)	(115)	149
Total liabilities	$489	(225)	(115)	149
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2016 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,044	(374)	(377)	293
Total assets	1,044	(374)	(377)	293

Liabilities:
Derivatives	665	(374)	(125)	166
Total liabilities	$665	(374)	(125)	166
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2017	December 31, 2016
FHLB advances	$950	2,500
Securities sold under repurchase agreements	684	661
Derivative collateral	381	374
Total other short-term borrowings	$2,015	3,535

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)	March 31, 2017		December 31, 2016
	Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Type of collateral:
Agency residential mortgage-backed securities	$684	Overnight	661	Overnight
U.S. Treasury and federal agencies securities	-	Overnight	-	Overnight
Total securities sold under repurchase agreements	$684		661

14. Commitments, Contingent Liabilities and Guarantees

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Condensed Consolidated Balance Sheets are discussed in the following sections.

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2017	December 31, 2016
Commitments to extend credit	$66,980	67,909
Letters of credit	2,525	2,583
Forward contracts related to residential mortgage loans held for sale	1,630	1,823
Noncancelable operating lease obligations	575	576
Purchase obligations	120	57
Capital commitments for private equity investments	57	59
Capital expenditures	49	29
Capital lease obligations	18	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2017 and December 31, 2016, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $159 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2017	December 31, 2016
Pass	$65,821	66,802
Special mention	404	338
Substandard	743	753
Doubtful	12	16
Total commitments to extend credit	$66,980	67,909

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2017:

($ in millions)
Less than 1 year(a)	$1,405
1 - 5 years(a)	1,095
Over 5 years	25
Total letters of credit	$2,525
(a)	Includes $17 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both March 31, 2017 and December 31, 2016, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% of the total standby letters of credit were collateralized as of both March 31, 2017 and December 31, 2016. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $4 million and $3 million at March 31, 2017 and December 31, 2016, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2017	December 31, 2016
Pass	$2,100	2,134
Special mention	79	98
Substandard	282	290
Doubtful	64	61
Total letters of credit	$2,525	2,583

At March 31, 2017 and December 31, 2016, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2017 and December 31, 2016, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $897 million and $929 million, respectively, of which FTS acted as the remarketing agent to issuers on $760 million and $784 million, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $589 million and $609 million of the VRDNs remarketed by FTS, in addition to $138 million and $145 million in VRDNs remarketed by third parties at March 31, 2017 and December 31, 2016, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held an immaterial amount and $6 million of these VRDNs in its portfolio and classified them as trading securities at March 31, 2017 and December 31, 2016, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Contingent Liabilities

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

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $12 million and $13 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2017 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $22 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended March 31, 2017 and 2016, the Bancorp paid an immaterial amount in the form of make whole payments. For the three months ended March 31, 2017 and 2016, the Bancorp repurchased $2 million and $4 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2017 and 2016 were $3 million and $6 million, respectively. Total outstanding repurchase demand inventory was $1 million and $2 million at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,
($ in millions)	2017	2016

Balance, beginning of period	$13	25
Net reductions to the reserve	(1)	(2)
Losses charged against the reserve	-	-

Balance, end of period	$12	23

The following tables provide a rollforward of unresolved claims by claimant type for the three months ended:

	GSE		Private Label
March 31, 2017 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	13	$ 2	-	$ -
New demands	23	3	-	-
Loan paydowns/payoffs	(1)	-	-	-
Resolved demands	(24)	(4)	-	-

Balance, end of period	11	$ 1	-	$ -

	GSE		Private Label
March 31, 2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$ 4	2	$ -
New demands	71	6	2	-
Loan paydowns/payoffs	(4)	(1)	-	-
Resolved demands	(68)	(7)	(3)	-

Balance, end of period	15	$ 2	1	$ -

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $360 million and $374 million at March 31, 2017 and December 31, 2016, respectively, and the delinquency rates were 2.5% and 3.2% at March 31, 2017 and December 31, 2016, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $6 million and $7 million at March 31, 2017 and December 31, 2016, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $14 million and $15 million at March 31, 2017 and December 31, 2016, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2017 and December 31, 2016.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2017, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $97 million at March 31, 2017 and $91 million at December 31, 2016. Refer to Note 12 and Note 19 for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. In rejecting the settlement, the appellate court found that counsel for plaintiffs was conflicted and thus could not adequately represent the plaintiff-class members of the separate monetary and injunctive relief settlement classes. The appellate court decertified the settlement classes, ordered that the case return to the trial court and directed the trial court to appoint separate counsel for the separate plaintiff classes. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. More than 460 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits were transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On July 18, 2015, the court in which all the remaining opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 14 for further information.

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

Nina Investments, LLC v. Fifth Third Bank

On July 5, 2012, Nina Investments, LLC (“Nina”) filed a lawsuit against Fifth Third Bank (Nina Investments, LLC. v. Fifth Third Bank, et al.) in the Circuit Court of Cook County, Illinois, alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. In 2015, the court dismissed Fifth Third’s contract and fraud claims against certain defendants. On October 20, 2016, the court denied Fifth Third’s motion to assert a new claim against Nina and other investors for fraudulent inducement of a guarantee related to the credit facility and to reassert claims for breach of guarantee against certain of the investors who also acted as guarantors. On March 17, 2017, after hearing motions for summary judgment, the court dismissed, in part, Nina’s fraud claims against Fifth Third, Fifth Third’s claims against the other defendants and Fifth Third’s claim for fraudulent conveyance against Nina. Nina has filed a Motion for Reconsideration of the court’s summary judgment ruling, which motion was denied on May 1, 2017. Trial on Nina’s remaining claim has been scheduled in these consolidated actions for May 15, 2017.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts held for the plaintiffs’ benefit. The lawsuit seeks unspecified monetary damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. On January 5, 2016, the Court denied Fifth Third’s motion to dismiss. Trial is currently scheduled for January 16, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 2, 2012, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange (“FX”) transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totalling almost $40 million. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. Fifth Third filed a motion to transfer venue to the United States District Court for the Southern District of Ohio on April 7, 2016, which was denied on December 29, 2016. Discovery was stayed pending the Court’s ruling on the motion to transfer. No trial date has been scheduled.

The Champions Home Owners Association, Inc. v. Jeffrey D. Quammen, et al.

On September 12, 2013 Fifth Third Bank was named as a defendant in a cross-complaint filed by Royce Pulliam, P&P Real Estate, LLC and Global Fitness Holdings, LLC (“Plaintiffs”) in the Jessamine Circuit Court in Jessamine County, Kentucky. The Plaintiffs allege that Fifth Third Bank breached a contract to provide commercial funding for Plaintiffs’ national fitness franchise. The Plaintiffs claim to have sustained over $50 million in damages from the alleged contract breach. Fifth Third Bank denies that any breach of contract occurred, and further asserts that Plaintiffs executed multiple releases waiving the claims at issue in the litigation. Fifth Third Bank has asserted a $1.5 million claim against Plaintiff Royce Pulliam for breach of guaranty. On February 3, 2017 the Jessamine Circuit Court ruled in favor of Fifth Third Bank granting summary judgment on Fifth Third’s claim for breach of guaranty. The Court denied Fifth Third Bank’s motion for summary judgment seeking dismissal of the Plaintiffs’ claims. A bench trial concluded in late March 2017. Final post-trial briefing is scheduled to be submitted in May 2017, and a decision is expected thereafter.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $18 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Income Taxes

The applicable income tax expense was $91 million and $109 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 were 22.9% and 25.1%, respectively. A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the same period in the prior year was primarily related to a reduction in income tax expense for the recognition of excess tax benefits related to stock-based compensation recorded in the first quarter of 2017.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income

March 31, 2017 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale securities arising during period	$	22	(7)	15
Reclassification adjustment for net losses on available-for-sale securities included in net income		2	(1)	1

Net unrealized gains on available-for-sale securities		24	(8)	16	101	16	117

Unrealized holding losses on cash flow hedge derivatives arising during period		(5)	2	(3)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(8)	3	(5)

Net unrealized gains on cash flow hedge derivatives		(13)	5	(8)	10	(8)	2

Reclassification of amounts to net periodic benefit costs		2	(1)	1

Defined benefit pension plans, net		2	(1)	1	(52)	1	(51)

Total	$	13	(4)	9	59	9	68

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income

March 31, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale securities arising during period	$	695	(243)	452
Reclassification adjustment for net gains on available-for-sale securities included in net income		(8)	3	(5)

Net unrealized gains on available-for-sale securities		687	(240)	447	238	447	685

Unrealized holding gains on cash flow hedge derivatives arising during period		74	(26)	48
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(14)	5	(9)

Net unrealized gains on cash flow hedge derivatives		60	(21)	39	22	39	61

Reclassification of amounts to net periodic benefit costs		2	(1)	1

Defined benefit pension plans, net		2	(1)	1	(63)	1	(62)

Total	$	749	(262)	487	197	487	684

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
Components of AOCI: ($ in millions)		2017	2016

Net unrealized gains on available-for-sale securities:(b)
Net losses included in net income	Securities gains, net	$(2)	8
	Income before income taxes	(2)	8
	Applicable income tax expense	1	(3)
	Net income	(1)	5
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	8	14
	Income before income taxes	8	14
	Applicable income tax expense	(3)	(5)
	Net income	5	9
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(2)	(2)
	Income before income taxes	(2)	(2)
	Applicable income tax expense	1	1
	Net income	(1)	(1)

Total reclassifications for the period	Net income	$3	13
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for information on the computation of net periodic benefit cost.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Earnings Per Share

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

		2017			2016(a)
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$290			311
Less: Income allocated to participating securities	4			3
Net income allocated to common shareholders	$286	748	0.38	308	774	0.40
Earnings Per Diluted Share:
Net income available to common shareholders	$290			311
Effect of dilutive securities:
Stock-based awards	-	13		-	4
Net income available to common shareholders plus assumed conversions	290			311
Less: Income allocated to participating securities	4			3
Net income allocated to common shareholders plus assumed conversions	$286	761	0.38	308	778	0.40
(a)

A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense and average common shares outstanding – diluted were adjusted at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2017 and March 31, 2016 excludes 6 million and 27 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$437	-	-	437
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,245	-	16,245
Agency commercial mortgage-backed securities	-	8,672	-	8,672
Non-agency commercial mortgage-backed securities	-	3,299	-	3,299
Asset-backed securities and other debt securities	-	2,134	-	2,134
Equity securities(a)	90	1	-	91
Available-for-sale and other securities(a)	527	30,396	-	30,923
Trading securities:
U.S. Treasury and federal agencies securities	-	18	-	18
Obligations of states and political subdivisions securities	-	21	-	21
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	265	-	265
Asset-backed securities and other debt securities	-	24	-	24
Equity securities	361	-	-	361
Trading securities	361	328	-	689
Residential mortgage loans held for sale	-	606	-	606
Residential mortgage loans(b)	-	-	141	141
MSRs(f)	-	-	776	776
Derivative assets:
Interest rate contracts	1	624	16	641
Foreign exchange contracts	-	126	-	126
Commodity contracts	23	56	-	79
Derivative assets(d)	24	806	16	846
Total assets	$912	32,136	933	33,981
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	179	5	189
Foreign exchange contracts	-	123	-	123
Equity contracts	-	-	97	97
Commodity contracts	8	72	-	80
Derivative liabilities(e)	13	374	102	489
Short positions(e)	21	6	-	27
Total liabilities	$34	380	102	516
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $359 and $1, respectively, at March 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(f)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at March 31, 2017 and were measured under the amortization method at December 31, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$471	78	-	549
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,608	-	15,608
Agency commercial mortgage-backed securities	-	9,055	-	9,055
Non-agency commercial mortgage-backed securities	-	3,112	-	3,112
Asset-backed securities and other debt securities	-	2,116	-	2,116
Equity securities(a)	90	1	-	91
Available-for-sale and other securities(a)	561	30,015	-	30,576
Trading securities:
U.S. Treasury and federal agencies securities	-	23	-	23
Obligations of states and political subdivisions securities	-	39	-	39
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	8	-	8
Asset-backed securities and other debt securities	-	15	-	15
Equity securities	325	-	-	325
Trading securities	325	85	-	410
Residential mortgage loans held for sale	-	686	-	686
Residential mortgage loans(b)	-	-	143	143
Derivative assets:
Interest rate contracts	20	715	13	748
Foreign exchange contracts	-	202	-	202
Commodity contracts	22	85	-	107
Derivative assets(d)	42	1,002	13	1,057
Total assets	$928	31,788	156	32,872
Liabilities:
Derivative liabilities:
Interest rate contracts	$3	257	5	265
Foreign exchange contracts	-	204	-	204
Equity contracts	-	-	91	91
Commodity contracts	27	79	-	106
Derivative liabilities(e)	30	540	96	666
Short positions(e)	17	4	-	21
Total liabilities	$47	544	96	687
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $358 and $1, respectively, at December 31, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2017 and December 31, 2016, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the IRLCs at March 31, 2017 was $16 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $6 million and $11 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $7 million and $14 million, respectively.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2017 ($ in millions)	Residential Mortgage Loans	MSRs(d)	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Balance, beginning of period	$143	744	8	(91)	804
Total gains (losses) (realized/unrealized):
Included in earnings	-	(23)	23	(13)	(13)
Purchases/originations	-	55	(1)	-	54
Settlements	(5)	-	(19)	7	(17)
Transfers into Level 3(b)	3	-	-	-	3
Balance, end of period	$141	776	11	(97)	831
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2017(c)	$-	(23)	16	(13)	(20)
(a)

Net interest rate derivatives include derivative assets and liabilities of $16 and $5, respectively, as of March 31, 2017. Net equity derivatives include derivative assets and liabilities of $0 and $97, respectively, as of March 31, 2017.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at March 31, 2017 and were measured under the amortization method at December 31, 2016.

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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2017	2016
Mortgage banking net revenue	$-	43
Other noninterest income	(13)	48
Total (losses) gains	$(13)	91

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2017 and 2016 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2017	2016
Mortgage banking net revenue	$(7)	30
Other noninterest income	(13)	48
Total (losses) gains	$(20)	78

The following tables present information as of March 31, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$141	Loss rate model	Interest rate risk factor	(10.6) - 15.4%	2.3%
			Credit risk factor	0 - 46.2%	1.2%
MSRs	776	Discounted cash flow	Prepayment speed	0.7-100%	(Fixed) 11.2% (Adjustable) 25.2%
			OAS spread (bps)	430-1,515	(Fixed) 528 (Adjustable) 757
IRLCs, net	16	Discounted cash flow	Loan closing rates	12.3 - 97.9%	72.2%
Swap associated with the sale of Visa, Inc. Class B shares	(97)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	NM

As of March 31, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$160	Loss rate model	Interest rate risk factor	(6.0) - 16.5%	4.4%
			Credit risk factor	0 - 80.5%	1.4%
IRLCs, net	29	Discounted cash flow	Loan closing rates	5.6 - 94.0%	75.0%
Stock warrant associated with Vantiv	308	Black-Scholes option-	Expected term (years)	2.0 - 13.3	5.8
Holding, LLC		pricing model	Expected volatility(a)	23.0 - 30.4%	25.9%
Swap associated with the sale of Visa, Inc. Class B shares	(55)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2016 - 3/31/2021	NM
(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2017 and 2016, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2017 and 2016, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of March 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2017
Commercial loans held for sale	$-	-	1	1	(19)
Commercial and industrial loans	-	-	318	318	(26)
Commercial mortgage loans	-	-	25	25	(2)
Commercial leases	-	-	2	2	(1)
OREO	-	-	19	19	(4)
Bank premises and equipment	-	-	15	15	(3)
Operating lease equipment	-	-	55	55	(20)
Total	$-	-	435	435	(75)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2016
Commercial loans held for sale	$-	-	5	5	(2)
Commercial and industrial loans	-	-	347	347	(47)
Commercial mortgage loans	-	-	85	85	6
Commercial construction loans	-	-	-	-	2
MSRs(a)	-	-	685	685	(85)
OREO	-	-	27	27	(3)
Bank premises and equipment	-	-	12	12	1
Total	$-	-	1,161	1,161	(128)
(a)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at March 31, 2017 and were measured under the amortization method at March 31, 2016.

The following tables present information as of March 31, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 1	Appraised value	Appraised value	NM	NM
Commercial and industrial loans	318	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	25	Appraised value	Collateral value	NM	NM
Commercial leases	2	Appraised value	Collateral value	NM	NM
OREO	19	Appraised value	Appraised value	NM	NM
Bank premises and equipment	15	Appraised value	Appraised value	NM	NM
Operating lease equipment	55	Appraised value	Appraised value	NM	NM

As of March 31, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 5	Appraised value	Appraised Value Costs to sell	NM NM	NM 10.0%
Commercial and industrial loans	347	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	85	Appraised value	Collateral value	NM	NM
Commercial construction loans	-	Appraised value	Collateral value	NM	NM
MSRs	685	Discounted cash flow	Prepayment speed	0-100%	(Fixed) 14.1% (Adjustable) 27.8%
			OAS spread (bps)	364-1,515	(Fixed) 603 (Adjustable) 713
OREO	27	Appraised value	Appraised value	NM	NM
Bank premises and equipment	12	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the three months ended March 31, 2017 and 2016, respectively, the Bancorp transferred $18 million and $5 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. There were $17 million and an immaterial amount of fair value adjustments for the three months ended March 31, 2017 and 2016, respectively, that were generally based on appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, there were immaterial amounts of fair value adjustments on existing commercial loans held for sale for both the three months ended March 31, 2017 and 2016. The fair value adjustments were also based on appraisals of the underlying collateral. During both the three months ended March 31, 2017 and 2016, the Bancorp recognized a $2 million loss on the sale of commercial loans held for sale.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for investment

During the three months ended March 31, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at March 31, 2017 and under the amortization method at December 31, 2016. Mortgage interest rates decreased during the three months ended March 31, 2016 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. Refer to the MSRs section of the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion for additional information.

OREO

During the three months ended March 31, 2017 and 2016, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For both the three months ended March 31, 2017 and 2016, these losses include $2 million recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $2 million and $1 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Bancorp’s Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department is solely responsible for managing the appraisal process and evaluating the appraisal for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment and discussion on changes to the branch network, refer to Note 7.

Operating lease equipment

During the three months ended March 31, 2017, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. During the three months ended March 31, 2017, the Bancorp recorded net losses of $20 million as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on impairment charges related to certain operating lease equipment.

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

Fair value changes recognized in earnings for instruments held at March 31, 2017 and 2016 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $22 million and $6 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both March 31, 2017 and December 31, 2016. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)		Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2017
Residential mortgage loans measured at fair value	$	747	725	22
Past due loans of 90 days or more		2	2	-
Nonaccrual loans		1	1	-
December 31, 2016
Residential mortgage loans measured at fair value	$	829	823	6
Past due loans of 90 days or more		2	2	-
Nonaccrual loans		1	1	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2017 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$ 2,205	2,205	-	-	2,205
Other securities	608	-	608	-	608
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	1,644	1,644	-	-	1,644
Loans held for sale	10	-	-	10	10
Portfolio loans and leases:
Commercial and industrial loans	40,362	-	-	41,567	41,567
Commercial mortgage loans	6,838	-	-	6,776	6,776
Commercial construction loans	4,268	-	-	4,238	4,238
Commercial leases	4,079	-	-	3,700	3,700
Residential mortgage loans	15,099	-	-	15,459	15,459
Home equity	7,415	-	-	8,194	8,194
Automobile loans	9,530	-	-	9,246	9,246
Credit card	1,975	-	-	2,307	2,307
Other consumer loans and leases	795	-	-	830	830
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$ 90,249	-	-	92,317	92,317
Financial liabilities:
Deposits	$ 104,156	-	104,148	-	104,148
Federal funds purchased	155	155	-	-	155
Other short-term borrowings	2,015	-	2,015	-	2,015
Long-term debt	13,658	13,608	527	-	14,135

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2016 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,392	2,392	-	-	2,392
Other securities	607	-	607	-	607
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,754	2,754	-	-	2,754
Loans held for sale	65	-	-	65	65
Portfolio loans and leases:
Commercial and industrial loans	40,958	-	-	41,976	41,976
Commercial mortgage loans	6,817	-	-	6,735	6,735
Commercial construction loans	3,887	-	-	3,853	3,853
Commercial leases	3,959	-	-	3,651	3,651
Residential mortgage loans	14,812	-	-	15,415	15,415
Home equity	7,637	-	-	8,421	8,421
Automobile loans	9,941	-	-	9,640	9,640
Credit card	2,135	-	-	2,503	2,503
Other consumer loans and leases	668	-	-	678	678
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$90,702	-	-	92,872	92,872
Financial liabilities:
Deposits	$103,821	-	103,811	-	103,811
Federal funds purchased	132	132	-	-	132
Other short-term borrowings	3,535	-	3,535	-	3,535
Long-term debt	14,388	14,288	545	-	14,833

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2017 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2016, thus net interest income for deposit-providing business segments was positively impacted during 2017. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2017.

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,155 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2017 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$425		430		61	38	(21)		-	933
Provision for loan and lease losses	6		42		15	4	7		-	74
Net interest income after provision for loan and lease losses	419		388		46	34	(28)		-	859
Total noninterest income	202 (	c)	184 (	b)	55	106	10		(34)(a)	523
Total noninterest expense	370		402		120	113	15		(34)	986
Income (loss) before income taxes	251		170		(19)	27	(33)		-	396
Applicable income tax expense (benefit)	40		60		(7)	10	(12)		-	91
Net income (loss)	211		110		(12)	17	(21)		-	305
Less: Net income attributable to noncontrolling interests	-		-		-	-	-		-	-
Net income (loss) attributable to Bancorp	211		110		(12)	17	(21)		-	305
Dividends on preferred stock	-		-		-	-	15		-	15
Net income (loss) available to common shareholders	$211		110		(12)	17	(36)		-	290
Total goodwill	$613		1,655		-	151	-		-	2,419
Total assets	$57,672		57,876		21,994	9,641	(6,983)(	d)	-	140,200

(a)    Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)    Includes impairment charges of $3 for branches and land. For more information refer to Note 7 and Note 19.

(c)    Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 8 and Note 19.

(d)    Includes bank premises and equipment of $51 classified as held for sale. For more information, refer to Note 7.

March 31, 2016 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Wealth and Asset Management	General Corporate and Other(d)		Eliminations	Total(d)
Net interest income	$451		426		60	43	(77)		-	903
Provision for loan and lease losses	65		34		12	-	8		-	119
Net interest income after provision for loan and lease losses	386		392		48	43	(85)		-	784
Total noninterest income	223		189 (	b)	83	100	75		(33)(a)	637
Total noninterest expense	363		411		118	107	20		(33)	986
Income (loss) before income taxes	246		170		13	36	(30)		-	435
Applicable income tax expense	35		60		5	13	(4)		-	109
Net income (loss)	211		110		8	23	(26)		-	326
Less: Net income attributable to noncontrolling interests	-		-		-	-	-		-	-
Net income (loss) attributable to Bancorp	211		110		8	23	(26)		-	326
Dividends on preferred stock	-		-		-	-	15		-	15
Net income (loss) available to common shareholders	$211		110		8	23	(41)		-	311
Total goodwill	$613		1,655		-	148	-		-	2,416
Total assets	$59,652		54,528		22,475	8,900	(3,125)(	c)	-	142,430

(a)    Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)    Includes impairment charges of $2 for branches and land. For more information, refer to Note 7 and Note 19.

(c)    Includes bank premises and equipment of $68 classified as held for sale. For more information, refer to Note 7.

(d)    A net tax deficiency of $1 million was reclassified from capital surplus to applicable income tax expense at March 31, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

21. Subsequent Event

On April 26, 2017, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will pay approximately $342 million on May 1, 2017 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 15, 2016. The Bancorp expects the settlement of the transaction to occur on or before July 26, 2017.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2017 to any of the risk factors as previously disclosed in the Bancorp’s most recent annual report as filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2017.

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

Fifth Third Bancorp
Registrant

Date: May 5, 2017

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer