Form 10-Q
period 2017-06-30
FIFTH THIRD BANCORP
filed 2017-08-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 736,725,835 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2017.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic or real estate market conditions, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, weaken or are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) changes in customer preferences or information technology systems; (12) effects of critical accounting policies and judgments; (13) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (14) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (15) ability to maintain favorable ratings from rating agencies; (16) failure of models or risk management systems or controls; (17) fluctuation of Fifth Third’s stock price; (18) ability to attract and retain key personnel; (19) ability to receive dividends from its subsidiaries; (20) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (21) declines in the value of Fifth Third’s goodwill or other intangible assets; (22) effects of accounting or financial results of one or more acquired entities; (23) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv Holding, LLC; (24) loss of income from any sale or potential sale of businesses; (25) difficulties in separating the operations of any branches or other assets divested; (26) losses or adverse impacts on the carrying values of branches and long-lived assets in connection with their sales or anticipated sales; (27) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (28) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (29) the negotiation and (if any) implementation by Vantiv, Inc. and/or Worldpay Group plc of the potential acquisition of Worldpay Group plc by Vantiv, Inc. and such other actions as Vantiv, Inc. and Worldpay Group plc may take in furtherance thereof; and (30) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

APR: Annual Percentage Rate

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2017	2016(h)	Change	2017	2016(h)	Change

Income Statement Data
Net interest income (U.S. GAAP)	$939	902	4	$1,872	1,805	4
Net interest income (FTE)(a)(b)	945	908	4	1,884	1,817	4
Noninterest income	564	599	(6)	1,087	1,235	(12)
Total revenue(a)	1,509	1,507	-	2,971	3,052	(3)
Provision for loan and lease losses	52	91	(43)	126	210	(40)
Noninterest expense	957	983	(3)	1,943	1,968	(1)
Net income attributable to Bancorp	367	328	12	672	654	3
Net income available to common shareholders	344	305	13	634	616	3

Common Share Data
Earnings per share - basic	$0.46	0.40	15	$0.84	0.80	5
Earnings per share - diluted	0.45	0.39	15	0.83	0.79	5
Cash dividends declared per common share	0.14	0.13	8	0.28	0.26	8
Book value per share	20.42	20.09	2	20.42	20.09	2
Market value per share	25.96	17.59	48	25.96	17.59	48

Financial Ratios
Return on average assets	1.05%	0.92	14	0.97%	0.92	5
Return on average common equity	9.0	8.0	13	8.4	8.2	2
Return on average tangible common equity(b)	10.7	9.6	11	10.0	9.8	2
Dividend payout ratio	30.4	32.5	(6)	33.3	32.5	2
Average total Bancorp shareholders’ equity as a percent of average assets	11.84	11.60	2	11.78	11.59	2
Tangible common equity as a percent of tangible assets(b)	9.02	8.64	4	9.02	8.64	4
Net interest margin(a)(b)	3.01	2.88	5	3.01	2.89	4
Efficiency(a)(b)	63.4	65.3	(3)	65.4	64.5	1

Credit Quality
Net losses charged-off	$64	87	(26)	$153	183	(16)
Net losses charged-off as a percent of average portfolio loans and leases	0.28%	0.37	(24)	0.34%	0.39	(13)
ALLL as a percent of portfolio loans and leases	1.34	1.38	(3)	1.34	1.38	(3)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.52	1.54	(1)	1.52	1.54	(1)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.72	0.86	(16)	0.72	0.86	(16)

Average Balances
Loans and leases, including held for sale	$92,653	94,807	(2)	$92,721	94,443	(2)
Total securities and other short-term investments	33,481	32,040	4	33,329	31,808	5
Total assets	140,344	142,920	(2)	140,243	142,251	(1)
Transaction deposits(d)	95,825	94,929	1	96,419	94,806	2
Core deposits(e)	99,570	98,973	1	100,205	98,845	1
Wholesale funding(f)	20,665	23,084	(10)	19,900	22,509	(12)
Bancorp shareholders’ equity	16,615	16,584	-	16,522	16,479	-

Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.63%	9.94	7	10.63%	9.94	7
Tier I risk-based capital(g)	11.76	11.03	7	11.76	11.03	7
Total risk-based capital(g)	15.22	14.66	4	15.22	14.66	4
Tier I leverage	10.07	9.64	4	10.07	9.64	4
CET1 capital (fully phased-in)(b)(g)	10.52	9.86	7	10.52	9.86	7
Modified LCR	115	110	5	115	110	5

(a)	Amounts presented on an FTE basis. The FTE adjustment for both the three months ended June 30, 2017 and 2016 was $6, and for both the six months ended June 30, 2017 and 2016 was $12.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(g)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together in the Bancorp’s total risk-weighted assets.

(h)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense and average common shares outstanding – diluted were adjusted for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2017, the Bancorp had $141.1 billion in assets and operated 1,157 full-service banking centers, including 91 Bank Mart® locations open seven days a week, inside select grocery stores, and 2,461 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $438 million at June 30, 2017.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2017, net interest income on an FTE basis and noninterest income provided 63% and 37% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and six months ended June 30, 2017. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, wealth and asset management revenue, corporate banking revenue, card and processing revenue, mortgage banking net revenue, net securities gains and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2017, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2017, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

December 20, 2016	$155	4,843,750	1,044,362	5,888,112	February 6, 2017
May 1, 2017	342	11,641,971	2,248,250	13,890,221	July 31, 2017

Senior Notes Offering

On June 15, 2017, the Bancorp issued and sold $700 million of 2.60% senior fixed-rate notes, with a maturity of five years, due on June 15, 2022. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2017 was $344 million, or $0.45 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2016 was $305 million, or $0.39 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2017 was $634 million, or $0.83 per diluted share, which was net of $38 million in preferred stock dividends. For the six months ended June 30, 2016, the Bancorp’s net income available to common shareholders was $616 million, or $0.79 per diluted share, which was net of $38 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $945 million and $1.9 billion for the three and six months ended June 30, 2017, respectively, an increase of $37 million and $67 million compared to the same periods in the prior year. For both the three and six months ended June 30, 2017, net interest income was positively impacted by increases in yields on average loans and leases, increases in average taxable securities and decreases in average long-term debt. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee in December 2016 and March 2017 to raise the target range of federal funds rate 25 bps coupled with an increase in the net interest rate spread. These positive impacts were partially offset by decreases in average loans and leases and increases in the rates paid on average long-term debt and average interest-bearing core deposits during both the three and six months ended June 30, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.01% for both the three and six months ended June 30, 2017 compared to 2.88% and 2.89%, respectively, for the same periods in the prior year.

Noninterest income decreased $35 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in mortgage banking net revenue and corporate banking revenue. Mortgage banking net revenue decreased $20 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $17 million decrease in origination fees and gains on loan sales. Corporate banking revenue decreased $16 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven by decreases in syndication fees and foreign exchange fees. Noninterest income decreased $148 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in other noninterest income, mortgage banking net revenue and corporate banking revenue. Other noninterest income decreased $55 million during the six months ended June 30, 2017 compared to the same period in the prior year primarily due to the impact of certain transactions that occurred during the six months ended June 30, 2016 which included valuation adjustments on the warrant associated with Vantiv Holding, LLC, gains on the sales of certain retail branch operations and gains on loan sales. These items were partially offset by a decrease in negative valuation adjustments on the swap associated with Visa, Inc. Class B Shares, and increases in private equity investment income. Mortgage banking net revenue decreased $46 million for the six months ended June 30, 2017 primarily due to decreases of $29 million in origination fees and gains on loan sales and decreases of $17 million in net mortgage servicing revenue. Corporate banking revenue decreased $44 million for the six months ended June 30, 2017 primarily due to a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017 and a decrease in foreign exchange fees.

Noninterest expense decreased $26 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in personnel costs, net occupancy expense, card and processing expense and other noninterest expense. Personnel costs decreased $9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by decreases in long-term incentive compensation. Net occupancy costs decreased $5 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to lower rent expense. Card and processing expense decreased $4 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to the impact of renegotiated service contracts. Other noninterest expense decreased $4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to decreases in losses and adjustments, impairment on affordable housing investments and the provision for the reserve for unfunded commitments, partially offset by increases in professional fees, marketing expense and FDIC insurance and other taxes. Noninterest expense decreased $25 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in other noninterest expense, card and processing expense and net occupancy expense, partially offset by an increase in personnel costs. Other noninterest expense decreased $18 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in losses and adjustments, the provision for the reserve for unfunded commitments and impairment on affordable housing investments, partially offset by an increase in professional service fees. Card and processing expense decreased $9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the impact of renegotiated service contracts. Net occupancy expense decreased $4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to lower rent expense. These items were partially offset by an increase in personnel costs of $9 million for the six months ended June 30, 2017 driven by increases in variable compensation and long-term incentive compensation, partially offset by a decrease in severance costs related to the voluntary early retirement program in 2016.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $52 million and $126 million for the three and six months ended June 30, 2017, respectively, compared to $91 million and $210 million for the comparable periods in 2016. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.28% during the three months ended June 30, 2017 compared to 0.37% during the same period in the prior year and decreased to 0.34% for the six months ended June 30, 2017 compared to 0.39% for the same period in the prior year. At June 30, 2017, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.72% compared to 0.80% at December 31, 2016. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of June 30, 2017, as calculated under the Basel III transition provisions, the CET1 capital ratio was 10.63%, the Tier I risk-based capital ratio was 11.76%, the Total risk-based capital ratio was 15.22% and the Tier I leverage ratio was 10.07%.

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

The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and the efficiency ratio on an FTE basis to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Net Interest Income, Net Interest Margin and Efficiency Ratio on an FTE Basis

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016

Net interest income (U.S. GAAP)	$	939	902	1,872	1,805
Add: FTE adjustment		6	6	12	12

Net interest income on an FTE basis (1)	$	945	908	1,884	1,817
Net interest income on an FTE basis (annualized) (2)		3,790	3,652	3,768	3,634

Noninterest income (3)	$	564	599	1,087	1,235
Noninterest expense (4)		957	983	1,943	1,968
Average interest-earning assets (5)		126,134	126,847	126,050	126,251

Ratios:
Net interest margin on an FTE basis (2) / (5)		3.01%	2.88	3.01	2.89
Efficiency ratio on an FTE basis (4) / (1) + (3)		63.4	65.3	65.4	64.5

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measure - Income Before Income Taxes on an FTE Basis

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Income before income taxes (U.S. GAAP)	$494	427	890	862
Add: FTE adjustment	6	6	12	12

Income before income taxes on an FTE basis	$500	433	902	874

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016(a)	2017	2016(a)

Net income available to common shareholders (U.S. GAAP)	$344	305	634	616
Add: Intangible amortization, net of tax	-	-	1	1

Tangible net income available to common shareholders	$344	305	635	617
Tangible net income available to common shareholders (annualized) (1)	1,380	1,227	1,270	1,234
Average Bancorp shareholders’ equity (U.S. GAAP)	$16,615	16,584	16,522	16,479
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill	(2,424)	(2,416)	(2,420)	(2,416)
Average intangible assets and other servicing rights	(18)	(11)	(14)	(12)

Average tangible common equity (2)	$12,842	12,826	12,757	12,720

Return on average tangible common equity (1) / (2)	10.7%	9.6	10.0	9.8

(a)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	June 30, 2017	December 31, 2016
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,419	16,205
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,423)	(2,416)
Intangible assets	(18)	(10)
Tangible common equity, including unrealized gains / losses (1)	12,647	12,448
Less: AOCI	(163)	(59)
Tangible common equity, excluding unrealized gains / losses (2)	12,484	12,389
Add: Preferred stock	1,331	1,331
Tangible equity (3)	$13,815	13,720

Total Assets (U.S. GAAP)	$141,067	142,177
Less: Goodwill	(2,423)	(2,416)
Intangible assets	(18)	(10)
AOCI, before tax	(251)	(91)
Tangible assets, excluding unrealized gains / losses (4)	$138,375	139,660

Common shares outstanding (5)	739	750

Ratios:
Tangible equity as a percentage of tangible assets (3) / (4)	9.98%	9.82
Tangible common equity as a percentage of tangible assets (2) / (4)	9.02	8.87

Tangible book value per share (1) / (5)	$17.11	16.60

Basel III Final Rule - Transition to Fully Phased-In
CET1 capital (transitional)	$12,522	12,426
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(4)	(4)
CET1 capital (fully phased-in) (6)	12,518	12,422
Risk-weighted assets (transitional)(b)	117,761	119,632
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	1,274	1,115
Risk-weighted assets (fully phased-in) (7)	$119,035	120,747
CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)	10.52%	10.29
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016. Effective January 1, 2017, the Bancorp elected to adopt the fair value method of measuring all existing classes of its residential mortgage servicing rights as described below. Previously, the Bancorp had measured its servicing rights subsequent to initial recognition using the amortization method. There have been no other material changes to the valuation techniques or models during the six months ended June 30, 2017.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights from time to time. Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model.

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

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2017 and 2016, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $945 million and $1.9 billion for the three and six months ended June 30, 2017, respectively, an increase of $37 million and $67 million compared to the same periods in the prior year. Net interest income was positively impacted by an increase in yields on average loans and leases of 29 bps for the three months ended June 30, 2017 and an increase of 26 bps for the six months ended June 30, 2017 which included the impact of a $12 million benefit in interest income related to a revised estimate of refunds to be offered to certain bankcard customers. Net interest income also benefited from increases in average taxable securities of $2.1 billion for both the three and six months ended June 30, 2017 and decreases in average long-term debt of $2.1 billion and $1.6 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee in December 2016 and March 2017 to raise the target range of the federal funds rate 25 bps coupled with an increase in the net interest rate spread to 2.75% and 2.77% during the three and six months ended June 30, 2017, respectively, from 2.67% and 2.68% in the same periods in the prior year. Yields on average interest-earning assets increased 20 bps and 19 bps for the three and six months ended June 30, 2017, respectively, partially offset by a 12 bps and 10 bps increase in rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. These positive impacts were partially offset by decreases in average loans and leases and increases in the rates paid on average long term debt and interest-bearing core deposits for both the three and six months ended June 30, 2017 compared to the same periods in the prior year. Average loans and leases decreased $2.2 billion and $1.7 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The rates paid on average long-term debt increased 40 bps and 42 bps, respectively, and the rates paid on average interest-bearing core deposits increased 8 bps and 7 bps, respectively, for the three and six months ended June 30, 2017 compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.01% for both the three and six months ended June 30, 2017 compared to 2.88% and 2.89% for the three and six months ended June 30, 2016, respectively. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread coupled with a decrease in average interest-earning assets of $713 million and $201 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year partially offset by a decrease in average free funding balances. The decrease in average free funding balances for both periods was driven by a decrease in average demand deposits of $997 million and $558 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year partially offset by an increase in average shareholders’ equity of $26 million and $38 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $50 million and $83 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for both periods was driven by the previously mentioned increases in yields on average loans and leases, partially offset by decreases in average loans and leases. Average loans and leases decreased for both periods primarily due to decreases in average commercial and industrial loans and average automobile loans partially offset by an increase in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $10 million and $24 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $14 million and $25 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. These increases were primarily due to increases in the cost of average interest-bearing core deposits to 34 bps and 33 bps for the three and six months ended June 30, 2017, respectively, from 26 bps for both the three and six months ended June 30, 2016. The increase in the cost of average interest-bearing core deposits for both periods was primarily due to increases in the cost of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $9 million and $15 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to the previously mentioned increases in the rates paid on average long-term debt partially offset by the aforementioned decreases in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2017, average wholesale funding represented 24% and 23% of average interest-bearing liabilities, respectively, compared to 27% and 26% during the three and six months ended June 30, 2016, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2017			June 30, 2016			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,656	374	3.60%	$43,878	354	3.25%	$(17)	37	20
Commercial mortgage loans	6,861	63	3.65	6,835	55	3.28	2	6	8
Commercial construction loans	4,306	43	4.01	3,551	30	3.36	7	6	13
Commercial leases	4,039	27	2.73	3,904	27	2.71	-	-	-
Total commercial loans and leases	56,862	507	3.57	58,168	466	3.22	(8)	49	41
Residential mortgage loans	16,024	141	3.54	14,842	132	3.57	10	(1)	9
Home equity	7,385	77	4.20	8,059	76	3.81	(7)	8	1
Automobile loans	9,410	67	2.87	10,887	73	2.68	(11)	5	(6)
Credit card	2,080	57	10.95	2,198	57	10.47	(3)	3	-
Other consumer loans and leases	892	15	6.63	653	10	6.36	5	-	5
Total consumer loans and leases	35,791	357	4.01	36,639	348	3.82	(6)	15	9
Total loans and leases	$92,653	864	3.74%	$94,807	814	3.45%	$(14)	64	50
Securities:
Taxable	32,092	244	3.05	30,002	235	3.16	17	(8)	9
Exempt from income taxes(b)	68	1	5.10	85	1	4.09	-	-	-
Other short-term investments	1,321	3	0.99	1,953	2	0.43	(1)	2	1
Total interest-earning assets	$126,134	1,112	3.54%	$126,847	1,052	3.34%	$2	58	60
Cash and due from banks	2,175			2,228
Other assets	13,272			15,140
Allowance for loan and lease losses	(1,237)			(1,295)
Total assets	$140,344			$142,920
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$26,014	25	0.38%	$24,714	14	0.22%	$1	10	11
Savings deposits	14,238	2	0.06	14,576	2	0.05	-	-	-
Money market deposits	20,278	17	0.34	19,243	13	0.26	-	4	4
Foreign office deposits	380	-	0.18	484	-	0.15	-	-	-
Other time deposits	3,745	11	1.23	4,044	12	1.24	(1)	-	(1)
Total interest-bearing core deposits	64,655	55	0.34	63,061	41	0.26	-	14	14
Certificates $100,000 and over	2,623	9	1.36	2,819	9	1.29	-	-	-
Other deposits	264	1	0.98	467	-	0.40	-	1	1
Federal funds purchased	311	1	0.94	693	1	0.39	(1)	1	-
Other short-term borrowings	4,194	10	0.93	3,754	3	0.36	1	6	7
Long-term debt	13,273	91	2.76	15,351	90	2.36	(13)	14	1
Total interest-bearing liabilities	$85,320	167	0.79%	$86,145	144	0.67%	$(13)	36	23
Demand deposits	34,915			35,912
Other liabilities	3,467			4,247
Total liabilities	$123,702			$126,304
Total equity	$16,642			$16,616
Total liabilities and equity	$140,344			$142,920
Net interest income (FTE)(c)		$945			$908		$15	22	37
Net interest margin (FTE)(c)			3.01%			2.88%
Net interest rate spread (FTE)			2.75			2.67
Interest-bearing liabilities to interest-earning assets			67.64			67.91
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $6 for both the three months ended June 30, 2017 and 2016.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the six months ended	June 30, 2017			June 30, 2016			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,773	732	3.53%	$43,503	701	3.24%	$(31)	62	31
Commercial mortgage loans	6,903	123	3.60	6,871	112	3.28	-	11	11
Commercial construction loans	4,147	80	3.89	3,424	57	3.37	13	10	23
Commercial leases	3,972	54	2.71	3,889	53	2.74	2	(1)	1
Total commercial loans and leases	56,795	989	3.51	57,687	923	3.22	(16)	82	66
Residential mortgage loans	15,912	280	3.55	14,623	262	3.60	21	(3)	18
Home equity	7,482	152	4.09	8,150	154	3.80	(13)	11	(2)
Automobile loans	9,597	135	2.84	11,086	147	2.66	(21)	9	(12)
Credit card	2,111	125	11.95	2,238	118	10.56	(8)	15	7
Other consumer loans and leases	824	27	6.57	659	21	6.31	5	1	6
Total consumer loans and leases	35,926	719	4.04	36,756	702	3.83	(16)	33	17
Total loans and leases	$92,721	1,708	3.72%	$94,443	1,625	3.46%	$(32)	115	83
Securities:
Taxable	31,954	488	3.08	29,811	467	3.15	31	(10)	21
Exempt from income taxes(b)	61	2	5.41	82	1	4.20	1	-	1
Other short-term investments	1,314	6	0.86	1,915	4	0.42	(1)	3	2
Total interest-earning assets	$126,050	2,204	3.53%	$126,251	2,097	3.34%	$(1)	108	107
Cash and due from banks	2,190			2,282
Other assets	13,248			15,002
Allowance for loan and lease losses	(1,245)			(1,284)
Total assets	$140,243			$142,251
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$26,385	45	0.34%	$25,227	28	0.23%	$2	15	17
Savings deposits	14,178	4	0.05	14,589	4	0.05	-	-	-
Money market deposits	20,440	34	0.33	18,949	24	0.25	2	8	10
Foreign office deposits	417	-	0.15	484	-	0.15	-	-	-
Other time deposits	3,786	23	1.23	4,039	25	1.23	(2)	-	(2)
Total interest-bearing core deposits	65,206	106	0.33	63,288	81	0.26	2	23	25
Certificates $100,000 and over	2,601	17	1.36	2,817	18	1.29	(2)	1	(1)
Other deposits	213	1	0.85	234	-	0.40	1	-	1
Federal funds purchased	474	2	0.78	651	1	0.37	-	1	1
Other short-term borrowings	3,050	12	0.81	3,659	7	0.37	(2)	7	5
Long-term debt	13,562	182	2.71	15,148	173	2.29	(20)	29	9
Total interest-bearing liabilities	$85,106	320	0.76%	$85,797	280	0.66%	$(21)	61	40
Demand deposits	34,999			35,557
Other liabilities	3,589			4,386
Total liabilities	$123,694			$125,740
Total equity	$16,549			$16,511
Total liabilities and equity	$140,243			$142,251
Net interest income (FTE)(c)		$1,884			$1,817		$20	47	67
Net interest margin (FTE)(c)			3.01%			2.89%
Net interest rate spread (FTE)			2.77			2.68
Interest-bearing liabilities to interest-earning assets			67.52			67.96
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $12 for both the six months ended June 30, 2017 and 2016.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

The provision for loan and lease losses was $52 million and $126 million for the three and six months ended June 30, 2017, respectively, compared to $91 million and $210 million during the same periods in the prior year. The decrease in provision expense for both periods was primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. The ALLL decreased $27 million from December 31, 2016 to $1.2 billion at June 30, 2017. At June 30, 2017, the ALLL as a percent of portfolio loans and leases decreased to 1.34% compared to 1.36% at December 31, 2016.

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

Noninterest Income

Noninterest income decreased $35 million and $148 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 9: Components of Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2017	2016	% Change	2017	2016	% Change
Service charges on deposits	$139	138	1	$277	274	1
Wealth and asset management revenue	103	101	2	211	203	4
Corporate banking revenue	101	117	(14)	175	219	(20)
Card and processing revenue	79	82	(4)	153	161	(5)
Mortgage banking net revenue	55	75	(27)	108	154	(30)
Other noninterest income	85	80	6	160	215	(26)
Securities gains, net	-	6	(100)	1	9	(89)
Securities gains, net, non-qualifying hedges on MSRs	2	-	NM	2	-	NM
Total noninterest income	$564	599	(6)	$1,087	1,235	(12)

Wealth and asset management revenue

Wealth and asset management revenue increased $2 million and $8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for both the three and six months ended June 30, 2017 compared to the same periods in the prior year was primarily due to increases of $1 million and $6 million, respectively, in private client service fees driven by an increase in assets under management as a result of strong market performance and increased asset production. The increase for the six months ended June 30, 2017 compared to the same period in the prior year also included a $2 million increase in securities and brokerage fees. The Bancorp’s trust and registered investment advisory businesses had approximately $330 billion and $305 billion in total assets under care at June 30, 2017 and 2016, respectively, and managed $34 billion and $30 billion in assets for individuals, corporations and not-for-profit organizations at June 30, 2017 and 2016, respectively.

Corporate banking revenue

Corporate banking revenue decreased $16 million and $44 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2017 compared to the same period in the prior year was primarily driven by an $8 million decrease in syndication fees and an $8 million decrease in foreign exchange fees. The decrease for the six months ended June 30, 2017 compared to the same period in the prior year was primarily driven by a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. The decrease for the six months ended June 30, 2017 compared to the same period in the prior year also included a $10 million decrease in foreign exchange fees.

Card and processing revenue

Card and processing revenue decreased $3 million and $8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decreases for both the three and six months ended June 30, 2017 compared to the same periods in the prior year were primarily driven by higher reward costs. The decrease for the six months ended June 30, 2017 compared to the same period in the prior year also included the impact of the sale of the agent bankcard portfolio during the second quarter of 2016.

Mortgage banking net revenue

Mortgage banking net revenue decreased $20 million and $46 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of mortgage banking net revenue:

TABLE 10: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Origination fees and gains on loan sales	$37	54	66	95
Net mortgage servicing revenue:
Gross mortgage servicing fees	49	50	97	102
MSR amortization	-	(35)	-	(61)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(31)	6	(55)	18

Net mortgage servicing revenue	18	21	42	59

Mortgage banking net revenue	$55	75	108	154

Origination fees and gains on loan sales decreased $17 million for the three months ended June 30, 2017 compared to the same period in the prior year driven by a decrease in originations. Origination fees and gains on loan sales decreased $29 million for the six months ended June 30, 2017 driven by lower margins due to the interest rate environment.

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

Net mortgage servicing revenue decreased $3 million and $17 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decreases for the three and six months ended June 30, 2017 compared to the same periods in the prior year were primarily due to decreases in net valuation adjustments (including MSR amortization) of $2 million and $12 million, respectively, and decreases in gross mortgage servicing fees of $1 million and $5 million, respectively. Refer to Table 11 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 11: Components of Net Valuation Adjustments on MSRs

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$16	51	15	149
Changes in fair value:
Due to changes in inputs or assumptions	(17)	-	(13)	-
Other changes in fair value	(30)	-	(57)	-
Provision for MSR impairment	-	(45)	-	(131)

Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(31)	6	(55)	18

Mortgage rates decreased during both the three and six months ended June 30, 2017 which caused modeled prepayment speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $17 million and $13 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $30 million and $57 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2017. Mortgage rates also decreased during both the three and six months ended June 30, 2016 which caused modeled prepayment speeds to increase which led to temporary impairment of $45 million and $131 million, respectively, on servicing rights. Previously, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $2 million during the three and six months ended June 30, 2017, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income. The Bancorp did not hold any securities as economic hedges on MSRs during the three and six months ended June 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s total residential loans serviced at June 30, 2017 and 2016 were $78.0 billion and $71.3 billion, respectively, with $61.8 billion and $56.2 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 12: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Operating lease income	$24	25	49	49
Cardholder fees	13	10	27	21
Private equity investment income	12	6	26	10
BOLI income	13	14	25	27
Equity method income from interest in Vantiv Holding, LLC	12	18	24	31
Consumer loan and lease fees	6	6	11	11
Banking center income	5	5	10	10
Insurance income	2	3	3	6
Loss on swap associated with the sale of Visa, Inc. class B Shares	(9)	(50)	(22)	(50)
Net (losses) gains on disposition and impairment of bank premises and equipment	(1)	2	(2)	2
Net (losses) gains on loan sales	-	10	(2)	8
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	-	19	-	66
Gains on sales of certain retail branches	-	11	-	19
Other, net	8	1	11	5
Total other noninterest income	$85	80	160	215

Other noninterest income increased $5 million during the three months ended June 30, 2017 compared to the same period in the prior year primarily due to a decrease in the negative valuation adjustment on the swap associated with Visa, Inc. Class B Shares and an increase in private equity investment income. These benefits were partially offset by the impact of certain transactions that occurred during the second quarter of 2016 which included a valuation adjustment on the warrant associated with Vantiv Holding, LLC, gains on the sale of certain retail branch operations, and gains on loan sales.

The Bancorp recognized a $9 million negative valuation adjustment related to the Visa total return swap for the three months ended June 30, 2017 compared to a negative valuation adjustment of $50 million for the three months ended June 30, 2016. The prior year adjustment was primarily attributable to the decision of the United States Court of Appeals for the Second Circuit to vacate and reverse the district court’s approval of the settlement of an interchange antitrust class action litigation matter on June 30, 2016. Private equity investment income increased $6 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to gains on the sale of certain private equity funds. During the second quarter of 2016, the Bancorp recognized a $19 million positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016. During the second quarter of 2016, the Bancorp recognized an $11 million gain on the sale of its retail branch operations in the Pittsburgh MSA to First National Bank of Pennsylvania as part of the previously announced Branch Consolidation and Sales Plan. The Bancorp recognized an immaterial amount of net gains on loan sales during the three months ended June 30, 2017 compared to $10 million during the same period in the prior year.

Other noninterest income decreased $55 million during the six months ended June 30, 2017 compared to the same period in the prior year primarily due to the impact of certain transactions that occurred during the six months ended June 30, 2016 which included valuation adjustments on the warrant associated with Vantiv Holding, LLC, gains on the sales of certain retail branch operations and gains on loan sales. These items were partially offset by a decrease in negative valuation adjustments on the swap associated with Visa, Inc. Class B Shares, and increases in private equity investment income.

The six months ended June 30, 2016 included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $66 million. During the six months ended June 30, 2016, the Bancorp recognized $19 million of gains on the sales of its retail branch operations in the St. Louis MSA to Great Southern Bank and Pittsburgh MSA to First National Bank of Pennsylvania as part of the previously announced Branch Consolidation and Sales Plan. The Bancorp recognized net losses on loan sales of $2 million during the six months ended June 30, 2017 compared to $8 million of net gains on loan sales during the same period in the prior year. As discussed above, during the six months ended June 30, 2016, the Bancorp recognized $50 million in negative valuation adjustments compared with $22 million for the six months ended June 30, 2017 related to the Visa total return swap. Private equity investment income increased $16 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to gains on the sales of certain private equity funds.

For additional information on the valuation of the warrant associated with the sale of Vantiv Holding, LLC and the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, and the related Visa litigation matters, refer to Note 16, Note 17, and Note 21 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Noninterest expense decreased $26 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in personnel costs (salaries, wages and incentives plus employee benefits), net occupancy expense, card and processing expense and other noninterest expense. Noninterest expense decreased $25 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in other noninterest expense, card and processing expense and net occupancy expense, partially offset by an increase in personnel costs.

The following table presents the components of noninterest expense:

TABLE 13: Components of Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2017	2016	% Change	2017	2016	% Change
Salaries, wages and incentives	$397	407	(2)	$808	810	-
Employee benefits	86	85	1	196	185	6
Net occupancy expense	70	75	(7)	148	152	(3)
Technology and communications	57	60	(5)	116	116	-
Card and processing expense	33	37	(11)	63	72	(13)
Equipment expense	29	30	(3)	57	60	(5)
Other noninterest expense	285	289	(1)	555	573	(3)
Total noninterest expense	$957	983	(3)	$1,943	1,968	(1)
Efficiency ratio on an FTE basis(a)	63.4%	65.3		65.4%	64.5
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs decreased $9 million for the three months ended June 30, 2017, compared to the same period in the prior year. The decrease was primarily driven by a decrease in long-term incentive compensation as a result of the Bancorp issuing non-executive grants in the first quarter of 2017 where they have historically been issued in the second quarter. Personnel costs increased $9 million for the six months ended June 30, 2017, compared to the same period in the prior year. The increase was driven by increases in variable compensation and long-term incentive compensation, partially offset by a decrease in severance costs related to the voluntary early retirement program in 2016. Full-time equivalent employees totaled 17,744 at June 30, 2017 compared to 18,051 at June 30, 2016.

Net occupancy expense decreased $5 million and $4 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to lower rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

Card and processing expense decreased $4 million and $9 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to the impact of renegotiated service contracts.

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Impairment on affordable housing investments	$38	43	77	85
FDIC insurance and other taxes	32	28	65	62
Marketing	30	26	49	51
Loan and lease	24	28	46	51
Operating lease	21	21	46	41
Professional service fees	22	15	44	30
Data processing	15	12	28	24
Losses and adjustments	11	20	26	43
Travel	12	11	23	23
Postal and courier	11	12	23	23
Recruitment and education	9	9	17	18
Supplies	4	4	7	7
Insurance	3	4	6	8
Donations	3	3	6	6
Provision for the reserve for unfunded commitments	3	7	1	13
Other, net	47	46	91	88
Total other noninterest expense	$285	289	555	573

Other noninterest expense decreased $4 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in losses and adjustments, impairment on affordable housing investments and the provision for the reserve for unfunded commitments, partially offset by increases in professional service fees, marketing expense and FDIC insurance and other taxes. Losses and adjustments decreased $9 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to the impact of legal reserves established during the second quarter of 2016 and favorable legal settlements during the three months ended June 30, 2017. Impairment on affordable housing investments decreased $5 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to a decrease in the number of investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for the reserve for unfunded commitments decreased $4 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to a decrease in total unfunded commitments outstanding. Professional service fees increased $7 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to investments in the NorthStar strategy and other strategic initiatives. Marketing expense increased $4 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to the new brand campaign. FDIC insurance and other taxes increased $4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the implementation of the FDIC surcharge in the third quarter of 2016.

Other noninterest expense decreased $18 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to decreases in losses and adjustments, the provision for the reserve for unfunded commitments and impairment on affordable housing investments, partially offset by an increase in professional service fees. Losses and adjustments decreased $17 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to the impact of legal reserves established during the six months ended June 30, 2016 and the impact of favorable legal settlements during the six months ended June 30, 2017. The provision for the reserve for unfunded commitments decreased $12 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to a decrease in total unfunded commitments outstanding. Impairment on affordable housing investments decreased $8 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to a decrease in the number of investments. Professional service fees increased $14 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to investments in the NorthStar strategy and other strategic initiatives.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 15: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016(a)	2017	2016(a)
Income before income taxes	$494	427	890	862
Applicable income tax expense	127	103	218	212
Effective tax rate	25.9%	23.9	24.5	24.5
(a)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The increase in the effective tax rate for the three months ended June 30, 2017 compared to the same period in the prior year is primarily the result of a tax benefit that was recorded in the second quarter of 2016 related to a change in the estimated deductibility of a prior expense.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. In 2017, the Bancorp transitioned to granting its non-executive stock based compensation awards in the first quarter of the calendar year rather than the second quarter as it had done in previous years. In light of this change to the timing of these annual grants, the Bancorp expects to recognize the excess tax benefits or deficiencies associated with its restricted stock awards primarily in the first and second quarters of 2018, 2019, 2020 and in the first quarter of 2021 as these annual awards vest.

The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at June 30, 2017, the Bancorp estimates that it may be necessary to recognize $12 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2018. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

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

TABLE 16: Components of Total Loans and Leases (including loans held for sale)

	June 30, 2017		December 31, 2016
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$40,923	44	$41,736	46
Commercial mortgage loans	6,876	7	6,904	7
Commercial construction loans	4,366	5	3,903	4
Commercial leases	4,157	5	3,974	4
Total commercial loans and leases	$56,322	61	$56,517	61
Consumer loans and leases:
Residential mortgage loans	16,209	18	15,737	17
Home equity	7,301	8	7,695	8
Automobile loans	9,318	10	9,983	11
Credit card	2,117	2	2,237	2
Other consumer loans and leases	945	1	680	1
Total consumer loans and leases	$35,890	39	$36,332	39
Total loans and leases	$92,212	100	$92,849	100
Total portfolio loans and leases (excluding loans held for sale)	$91,446		$92,098

Loans and leases, including loans held for sale, decreased $637 million, or 1%, from December 31, 2016. The decrease from December 31, 2016 was the result of a $442 million, or 1%, decrease in consumer loans and leases and a $195 million decrease in commercial loans and leases.

Consumer loans and leases decreased from December 31, 2016 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $665 million, or 7%, from December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Home equity decreased $394 million, or 5%, from December 31, 2016 as payoffs exceeded new loan production. Credit card decreased $120 million, or 5%, from December 31, 2016 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $472 million, or 3%, from December 31, 2016 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the six months ended June 30, 2017.

Commercial loans and leases decreased from December 31, 2016 primarily due to a decrease in commercial and industrial loans, partially offset by an increase in commercial construction loans and commercial leases. Commercial and industrial loans decreased $813 million, or 2%, from December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Commercial construction loans increased $463 million, or 12%, from December 31, 2016 primarily as a result of draw levels outpacing attrition. Commercial leases increased $183 million, or 5%, from December 31, 2016 primarily as a result of an increase in origination activity.

TABLE 17: Components of Average Loans and Leases (including loans held for sale)

	June 30, 2017		June 30, 2016
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,656	45	$43,878	46
Commercial mortgage loans	6,861	7	6,835	7
Commercial construction loans	4,306	5	3,551	4
Commercial leases	4,039	4	3,904	4
Total commercial loans and leases	$56,862	61	$58,168	61
Consumer loans and leases:
Residential mortgage loans	16,024	18	14,842	16
Home equity	7,385	8	8,059	9
Automobile loans	9,410	10	10,887	11
Credit card	2,080	2	2,198	2
Other consumer loans and leases	892	1	653	1
Total consumer loans and leases	$35,791	39	$36,639	39
Total average loans and leases	$92,653	100	$94,807	100
Total average portfolio loans and leases (excluding loans held for sale)	$91,972		$93,931

Average loans and leases, including loans held for sale, decreased $2.2 billion, or 2%, from June 30, 2016. The decrease from June 30, 2016 was the result of a $1.3 billion, or 2%, decrease in average commercial loans and leases and an $848 million, or 2%, decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases decreased from June 30, 2016 primarily due to a decrease in average commercial and industrial loans, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $2.2 billion, or 5%, from June 30, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $755 million, or 21%, from June 30, 2016 primarily as a result of an increase in new loan origination activity resulting from an increase in demand.

Average consumer loans and leases decreased from June 30, 2016 primarily due to decreases in average automobile loans and average home equity, partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $1.5 billion, or 14%, from June 30, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average home equity decreased $674 million, or 8%, from June 30, 2016 as payoffs exceeded new loan production. Average residential mortgage loans increased $1.2 billion, or 8%, from June 30, 2016 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both liquidity support and collateral for pledging purposes. Total investment securities were $32.7 billion and $31.6 billion at June 30, 2017 and December 31, 2016, respectively. The taxable available-for-sale securities portfolio had an effective duration of 4.9 years at June 30, 2017 compared to 5.0 years at December 31, 2016.

Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2017, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both June 30, 2017 and December 31, 2016. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI.

The following table provides a summary of OTTI by security type:

TABLE 18: Components of OTTI by Security Type

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Available-for-sale and other debt securities	$(14)	(3)	(24)	(4)
Available-for-sale equity securities	-	-	-	(1)
Total OTTI(a)	$(14)	(3)	(24)	(5)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 19: Components of Investment Securities

As of ($ in millions)	June 30, 2017	December 31, 2016
Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$69	547
Obligations of states and political subdivisions securities	43	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,009	15,525
Agency commercial mortgage-backed securities	9,165	9,029
Non-agency commercial mortgage-backed securities	3,315	3,076
Asset-backed securities and other debt securities	2,192	2,106
Equity securities(b)	699	697
Total available-for-sale and other securities	$31,492	31,024
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$24	24
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$26	26
Trading securities (fair value):
U.S. Treasury and federal agencies securities	$20	23
Obligations of states and political subdivisions securities	27	39
Agency residential mortgage-backed securities	413	8
Asset-backed securities and other debt securities	30	15
Equity securities	352	325
Total trading securities	$842	410
(a)

Includes interest-only mortgage-backed securities of $39 and $60 as of June 30, 2017 and December 31, 2016, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $360 and $2, respectively, at June 30, 2017 and $248, $358, and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $468 million, or 2%, from December 31, 2016 primarily due to increases in agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by a decrease in U.S. Treasury and federal agencies securities.

On an amortized cost basis, available-for-sale and other securities were 25% of total interest-earning assets at June 30, 2017 compared to 24% at December 31, 2016. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 6.6 years at June 30, 2017 compared to 6.7 years at December 31, 2016. In addition, at June 30, 2017, the available-for-sale and other securities portfolio had a weighted-average yield of 3.11%, compared to 3.19% at December 31, 2016.

Trading securities increased $432 million from December 31, 2016 primarily due to an increase in agency residential mortgage-backed securities purchased as part of the Bancorp’s non-qualifying hedging strategy to economically hedge a portion of the risk associated with the MSR portfolio.

Information presented in Table 20 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $331 million at June 30, 2017 compared to $159 million at December 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 20: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2017 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	0.6	2.24%
Average life 1 – 5 years	69	69	4.0	1.85
Total	$69	69	4.0	1.85%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	9	9	0.8	0.02
Average life 1 – 5 years	13	14	4.8	4.26
Average life 5 – 10 years	21	22	6.4	3.74
Total	$43	45	4.7	3.13%
Agency residential mortgage-backed securities:
Average life of 1 year or less	54	56	0.7	3.90
Average life 1 – 5 years	4,023	4,084	4.0	3.32
Average life 5 – 10 years	11,158	11,249	6.8	3.11
Average life greater than 10 years	774	788	11.6	3.15
Total	$16,009	16,177	6.3	3.17%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	16	16	0.7	2.88
Average life 1 – 5 years	2,711	2,714	3.6	2.79
Average life 5 – 10 years	6,156	6,252	7.3	3.03
Average life greater than 10 years	282	280	13.0	2.96
Total	$9,165	9,262	6.4	2.96%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	46	46	0.6	3.51
Average life 1 – 5 years	122	125	2.5	3.37
Average life 5 – 10 years	3,147	3,193	7.4	3.24
Total	$3,315	3,364	7.1	3.25%
Asset-backed securities and other debt securities:
Average life of 1 year or less	18	18	0.3	3.80
Average life 1 – 5 years	533	538	3.1	3.44
Average life 5 – 10 years	321	325	7.6	3.01
Average life greater than 10 years	1,320	1,325	15.4	3.08
Total	$2,192	2,206	11.2	3.17%
Equity securities	699	700
Total available-for-sale and other securities	$31,492	31,823	6.6	3.11%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.29%, 2.04% and 1.69% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 70% and 71% of the Bancorp’s average asset funding base at June 30, 2017 and December 31, 2016, respectively.

The following table presents the end of period components of deposits:

TABLE 21: Components of Deposits

	June 30, 2017		December 31, 2016
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$34,965	34	$35,782	34
Interest checking	25,436	25	26,679	26
Savings	14,068	14	13,941	13
Money market	20,191	20	20,749	20
Foreign office	395	-	426	1
Transaction deposits	95,055	93	97,577	94
Other time	3,692	4	3,866	4
Core deposits	98,747	97	101,443	98
Certificates $100,000 and over(a)	2,633	3	2,378	2
Other	500	-	-	-
Total deposits	$101,880	100	$103,821	100
(a)	Includes $1,204 and $1,280 of certificates $250,000 and over at June 30, 2017 and December 31, 2016, respectively.

Core deposits decreased $2.7 billion, or 3%, from December 31, 2016 driven by a decrease of $2.5 billion in transaction deposits. Transaction deposits decreased from December 31, 2016 primarily due to decreases in interest checking deposits, demand deposits and money market deposits. Interest checking deposits and demand deposits decreased $1.2 billion, or 5%, and $817 million, or 2%, respectively, from December 31, 2016 driven primarily by lower balances per account for commercial customers. Money market deposits decreased $558 million, or 3%, from December 31, 2016 driven primarily by lower balances per account for commercial customers partially offset by a promotional product offering which drove consumer customer acquisition.

Other deposits increased $500 million from December 31, 2016 due to an increase in Eurodollar trade deposits. Certificates $100,000 and over increased $255 million, or 11%, primarily due to the issuance of institutional certificates of deposit since December 31, 2016.

The following table presents the components of average deposits for the three months ended:

TABLE 22: Components of Average Deposits

		June 30, 2017		June 30, 2016
($ in millions)		Balance	% of Total	Balance	% of Total
Demand	$	34,915	34	$35,912	35
Interest checking		26,014	25	24,714	24
Savings		14,238	14	14,576	14
Money market		20,278	20	19,243	19
Foreign office		380	-	484	1
Transaction deposits		95,825	93	94,929	93
Other time		3,745	4	4,044	4
Core deposits		99,570	97	98,973	97
Certificates $100,000 and over(a)		2,623	3	2,819	3
Other		264	-	467	-
Total average deposits	$	102,457	100	$102,259	100
(a)	Includes $1,226 and $1,302 of average certificates $250,000 and over for the three months ended June 30, 2017 and 2016, respectively.

On an average basis, core deposits increased $597 million, or 1%, from June 30, 2016 primarily due to an increase of $896 million in average transaction deposits. The increase in average transaction deposits was driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $1.3 billion, or 5%, from June 30, 2016, primarily due to higher average customer balances per commercial customer account. Average money market deposits increased $1.0 billion, or 5%, from June 30, 2016, primarily due to a promotional product offering which drove customer acquisition and balance migration from savings deposits, which decreased $338 million, or 2%, compared to June 30, 2016. Average demand deposits decreased $997 million, or 3%, from June 30, 2016 primarily due to lower average balances per commercial customer and institutional accounts. The increase in average core deposits from June 30, 2016 included the impact of the sale of $292 million of deposits as part of the branches sold in the Pittsburgh MSA during the three months ended June 30, 2016.

Average other deposits decreased $203 million, or 43%, from June 30, 2016 due to a decrease in average Eurodollar trade deposits. Average certificates $100,000 and over decreased $196 million, or 7%, from June 30, 2016 primarily due to the maturity and run-off of institutional certificates of deposit since June 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of June 30, 2017 are summarized in the following table:

TABLE 23: Contractual Maturities of Certificates $100,000 and Over

($ in millions)

Next 3 months	$583
3-6 months	181
6-12 months	662
After 12 months	1,207
Total certificates $100,000 and over	$2,633

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2017 are summarized in the following table:

TABLE 24: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)

Next 12 months	$2,777
13-24 months	1,159
25-36 months	1,761
37-48 months	531
49-60 months	85
After 60 months	12
Total other time deposits and certificates $100,000 and over	$6,325

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of June 30, 2017, total borrowings as a percent of average interest-bearing liabilities were 22% compared to 21% at December 31, 2016.

The following table summarizes the end of period components of borrowings:

TABLE 25: Components of Borrowings

As of ($ in millions)	June 30, 2017	December 31, 2016
Federal funds purchased	$117	132
Other short-term borrowings	5,389	3,535
Long-term debt	13,456	14,388
Total borrowings	$18,962	18,055

Total borrowings increased $907 million, or 5%, from December 31, 2016 primarily due to an increase in other short-term borrowings, partially offset by a decrease in long-term debt. Other short-term borrowings increased $1.9 billion from December 31, 2016 driven by an increase of $1.9 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $932 million from December 31, 2016 primarily driven by the maturity of $650 million of unsecured senior bank notes and $500 million of unsecured subordinated debt and $478 million of pay downs on long-term debt associated with automobile loan securitizations during the six months ended June 30, 2017. These decreases were partially offset by the issuance of $700 million of senior notes in the second quarter of 2017. For additional information regarding automobile securitizations and long-term debt, refer to Note 10 and Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of borrowings for the three months ended:

TABLE 26: Components of Average Borrowings

($ in millions)	June 30, 2017	June 30, 2016
Federal funds purchased	$311	693
Other short-term borrowings	4,194	3,754
Long-term debt	13,273	15,351
Total average borrowings	$17,778	19,798

Total average borrowings decreased $2.0 billion, or 10%, compared to June 30, 2016, primarily due to decreases in average long-term debt. The decrease in average long-term debt of $2.1 billion was driven primarily by the maturities of unsecured senior notes and subordinated debt and pay downs on long-term debt associated with automobile loan securitizations, partially offset by issuances of long-term debt since June 30, 2016. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 22 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The following table summarizes net income (loss) by business segment:

TABLE 27: Net Income (Loss) by Business Segment

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016(a)	2017	2016(a)
Income Statement Data
Commercial Banking	$227	226	437	438
Branch Banking	122	132	233	240
Consumer Lending	(6)	7	(17)	16
Wealth and Asset Management	19	23	37	48
General Corporate and Other	5	(64)	(18)	(92)
Net income	367	324	672	650
Less: Net income attributable to noncontrolling interests	-	(4)	-	(4)
Net income attributable to Bancorp	367	328	672	654
Dividends on preferred stock	23	23	38	38
Net income available to common shareholders	$344	305	634	616
(a)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 28: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Income Statement Data
Net interest income (FTE)(a)	$421	466	851	923
Provision for loan and lease losses	22	72	29	137
Noninterest income:
Corporate banking revenue	100	117	173	218
Service charges on deposits	73	72	146	145
Other noninterest income	55	47	110	94
Noninterest expense:
Personnel costs	69	74	154	153
Other noninterest expense	276	281	560	563
Income before income taxes (FTE)	282	275	537	527
Applicable income tax expense(a)(b)	55	49	100	89
Net income	$227	226	437	438
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,747	55,072	53,703	54,571
Demand deposits	19,227	20,622	19,555	20,518
Interest checking deposits	8,821	8,372	9,030	8,673
Savings and money market deposits	5,533	6,690	5,942	6,711
Other time deposits and certificates $100,000 and over	927	1,061	947	1,094
Foreign office deposits	379	483	391	482
(a)	Includes FTE adjustments of $6 for both the three months ended June 30, 2017 and 2016 and $12 for both the six months ended June 30, 2017 and 2016. This is a non-GAAP measure.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $227 million for the three months ended June 30, 2017 compared to net income of $226 million for the three months ended June 30, 2016. The increase for the three months ended June 30, 2017 was driven by decreases in the provision for loan and lease losses and noninterest expense partially offset by decreases in net interest income on an FTE basis and noninterest income. Net income was $437 million for the six months ended June 30, 2017 compared to net income of $438 million for the six months ended June 30, 2016. The decrease for the six months ended June 30, 2017 was driven by decreases in net interest income on an FTE basis and noninterest income partially offset by decreases in the provision for loan and lease losses and noninterest expense.

Net interest income on an FTE basis decreased $45 million and $72 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily driven by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits. These decreases in net interest income were partially offset by increases in yields on average commercial loans and leases of 38 bps and 32 bps for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

Provision for loan and lease losses decreased $50 million and $108 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to decreases in criticized commercial loans and net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 14 bps for the three months ended June 30, 2017 compared to 32 bps for the same period in the prior year and decreased to 20 bps for the six months ended June 30, 2017 compared to 35 bps for the same period in the prior year.

Noninterest income decreased $8 million and $28 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to decreases in corporate banking revenue partially offset by increases in other noninterest income. Corporate banking revenue decreased $17 million and $45 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease in corporate banking revenue for the three months ended June 30, 2017 was primarily driven by decreases in syndication fees and foreign exchange fees. The decrease in corporate banking revenue for the six months ended June 30, 2017 was primarily driven by a decrease in lease remarketing fees which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017, as well as a decrease in foreign exchange fees. Other noninterest income increased $8 million and $16 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year driven by an increase in private equity investment income primarily due to gains on the sale of certain private equity investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense decreased $10 million and $2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of decreases in other noninterest expense for both periods and a decrease in personnel costs for the three months ended June 30, 2017. Other noninterest expense decreased $5 million and $3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to decreases in impairment on affordable housing investments and lower operational losses partially offset by increases in corporate overhead allocations and consulting expense. Personnel costs decreased $5 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to lower incentive compensation.

Average commercial loans decreased $1.3 billion and $868 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to a decrease in average commercial and industrial loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $2.3 billion and $1.7 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $759 million and $722 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand.

Average core deposits decreased $2.2 billion and $1.5 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2017 was primarily driven by decreases in average demand deposits of $1.4 billion and $963 million, respectively, and average savings and money market deposits of $1.2 billion and $769 million, respectively, compared to the same periods in the prior year. These decreases were partially offset by an increase in average interest checking deposits of $449 million and $357 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,157 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 29: Branch Banking

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016
Income Statement Data
Net interest income	$	437	433	867	859
Provision for loan and lease losses		39	35	80	69
Noninterest income:
Service charges on deposits		66	66	130	129
Card and processing revenue		64	66	122	126
Wealth and asset management revenue		35	36	71	71
Other noninterest income		24	46	51	75
Noninterest expense:
Personnel costs		130	130	261	261
Net occupancy and equipment expense		56	59	116	117
Card and processing expense		33	36	62	70
Other noninterest expense		180	184	362	372
Income before income taxes		188	203	360	371
Applicable income tax expense		66	71	127	131
Net income	$	122	132	233	240
Average Balance Sheet Data
Consumer loans, including held for sale	$	12,966	13,602	13,069	13,752
Commercial loans		1,942	1,893	1,934	1,920
Demand deposits		13,980	13,416	13,820	13,274
Interest checking deposits		10,304	9,660	10,233	9,545
Savings and money market deposits		27,778	25,935	27,472	25,631
Other time deposits and certificates $100,000 and over		4,945	5,229	4,992	5,220

Net income was $122 million for the three months ended June 30, 2017 compared to net income of $132 million for the three months ended June 30, 2016. Net income was $233 million for the six months ended June 30, 2017 compared to $240 million for the same period in the prior year. The decrease for both periods was driven by decreases in noninterest income and increases in the provision for loan and lease losses partially offset by decreases in noninterest expense and increases in net interest income.

Net interest income increased $4 million and $8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in FTP credits on core deposits driven by higher average balances. The increase for the six months ended June 30, 2017 also included an increase in interest income on credit card which included the impact of a $12 million benefit related to a revised estimate of refunds offered to certain bankcard customers in the first quarter of 2017. These benefits for both periods were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses increased $4 million and $11 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year as net charge-offs as a percent of average portfolio loans and leases increased to 104 bps and 106 bps for the three and six months ended June 30, 2017, respectively, compared to 89 bps for both the three and six months ended June 30, 2016.

Noninterest income decreased $25 million and $27 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of decreases in other noninterest income. Other noninterest income decreased $22 million for the three months ended June 30, 2017 compared to the same period in the prior year primarily as a result of the impact of a gain of $11 million on the sale of certain branches in the Pittsburgh MSA in the second quarter of 2016 and a gain of $11 million on the sale of the agent bankcard loan portfolio during the second quarter of 2016. Other noninterest income decreased $24 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to the previously mentioned gains on the sale of certain branches and the agent bankcard loan portfolio in the second quarter of 2016 as well as the impact of a gain of $8 million on the sale of certain branches in the St. Louis MSA in the first quarter of 2016. The decreases in other noninterest income were partially offset by increases of $4 million and $7 million in ATM transaction fees for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year.

Noninterest expense decreased $10 million and $19 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest expense and card and processing expense. Other noninterest expense decreased $4 million and $10 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily driven by a decline in corporate overhead allocations. The decrease for the six months ended was also driven by decreases in operational losses. Card and processing expense decreased $3 million and $8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to the impact of renegotiated service contracts.

Average consumer loans decreased $636 million and $683 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by decreases in average home equity loans of $536 million and $533 million for the three and six months ended June 30, 2017, respectively, and decreases in average residential mortgage loans of $216 million and $220 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

Average core deposits increased $2.8 billion for both the three and six months ended June 30, 2017 compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average savings and money market deposits of $1.8 billion, growth in average interest checking deposits of $644 million and $688 million, respectively, and growth in average demand deposits of $564 million and $546 million, respectively, for the three and six months ended June 30, 2017 compared to the same periods in the prior year. The growth in average savings and money market deposits, average interest checking deposits and average demand deposits was driven by an increase in average balances per customer account and acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 30: Consumer Lending

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016
Income Statement Data
Net interest income	$	59	62	120	122
Provision for loan and lease losses		7	9	22	21
Noninterest income:
Mortgage banking net revenue		54	73	105	151
Other noninterest income		8	7	11	13
Noninterest expense:
Personnel costs		50	50	97	98
Other noninterest expense		73	72	144	142
Income (loss) before income taxes		(9)	11	(27)	25

Applicable income tax (benefit) expense		(3)	4	(10)	9
Net income (loss)	$	(6)	7	(17)	16
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	11,429	10,277	11,296	10,057
Home equity		301	365	307	375
Automobile loans		8,921	10,365	9,080	10,568

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Lending incurred net losses of $6 million and $17 million for the three and six months ended June 30, 2017, respectively, compared to net income of $7 million and $16 million for the three and six months ended June 30, 2016, respectively. The decrease for both periods was primarily driven by decreases in noninterest income.

Net interest income decreased $3 million and $2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by increases in FTP charge rates on loans and leases partially offset by increases in yields on average consumer loans.

Provision for loan and lease losses decreased $2 million and increased $1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases decreased to 14 bps for the three months ended June 30, 2017 compared to 17 bps for the same period in the prior year and increased to 22 bps for the six months ended June 30, 2017 compared to 20 bps for the same period in the prior year.

Noninterest income decreased $18 million and $48 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to decreases in mortgage banking net revenue. The decrease in mortgage banking net revenue for the three and six months ended June 30, 2017 compared to the same periods in the prior year was primarily driven by decreases in mortgage origination fees and gains on loan sales of $16 million and $30 million, respectively, and decreases in net mortgage servicing revenue of $3 million and $16 million, respectively. Refer to the Noninterest Income subsection of the Statements of Income Analysis of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Average consumer loans decreased $356 million and $317 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Average automobile loans decreased $1.4 billion and $1.5 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average residential mortgage loans increased $1.2 billion for both the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 31: Wealth and Asset Management

			For the three months ended June 30,		For the six months ended June 30,
($ in millions)			2017	2016	2017	2016
Income Statement Data
Net interest income		$	37	44	75	87
Provision for (benefit from) loan and lease losses			(1)	1	3	1
Noninterest income:
Wealth and asset management revenue			100	98	205	197
Other noninterest income			1	2	4	5
Noninterest expense:
Personnel costs			44	42	92	87
Other noninterest expense			66	66	132	128
Income before income taxes			29	35	57	73
Applicable income tax expense			10	12	20	25
Net income	$		19	23	37	48
Average Balance Sheet Data
Loans and leases, including held for sale	$		3,266	3,113	3,252	3,090
Core deposits			8,577	8,357	8,810	8,611

Net income was $19 million for the three months ended June 30, 2017 compared to net income of $23 million for the three months ended June 30, 2016. Net income was $37 million for the six months ended June 30, 2017 compared to $48 million for the six months ended June 30, 2016. The decreases for both periods were driven primarily by decreases in net interest income. The decrease for the six months ended was also driven by an increase in noninterest expense partially offset by an increase in noninterest income.

Net interest income decreased $7 million and $12 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to increases in FTP charge rates on loans and leases as well as increases in FTP charges due to increases in average loan balances. Additionally, net interest income was negatively impacted by increases in the rates paid on interest checking deposits and decreases in FTP credit rates on interest checking deposits. These negative impacts were partially offset by increases in yields on average loans and leases as well as increases in interest income on loans and leases due to increases in average balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $2 million and increased $2 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily driven by fluctuations in criticized assets.

Noninterest income increased $7 million for the six months ended June 30, 2017 compared to the same period in the prior year. Wealth and asset management revenue increased $8 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to increases in private client service fees and securities and brokerage fees. These increases were driven by an increase in assets under management as a result of strong market performance and increased asset production.

Noninterest expense increased $9 million for the six months ended June 30, 2017 compared to the same period in the prior year. Personnel costs increased $5 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily driven by higher incentive compensation. Other noninterest expense increased $4 million for the six months ended June 30, 2017 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations.

Average loans and leases increased $153 million and $162 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year driven by increases in average residential mortgage loans due to increases in new loan origination activity. These increases were partially offset by a decline in average home equity balances.

Average core deposits increased $220 million and $199 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits.

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

Net interest income increased $88 million and $145 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. These positive impacts were partially offset by an increase in interest expense on long-term debt as well as an increase in FTP credits on deposits allocated to business segments due to increases in FTP credit rates and average deposits.

The benefit from the provision for loan and lease losses decreased $11 million and $10 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year due to decreases in the allocation of provision expense to the business segments.

Noninterest income increased $14 million and decreased $52 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Both periods were positively impacted by a decrease in the negative valuation adjustments related to the Visa total return swap which were $9 million and $22 million for the three and six months ended June 30, 2017, respectively, compared with $50 million for both periods in the prior year. The three and six months ended June 30, 2016 included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $19 million and $66 million, respectively. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $6 million and $7 million compared to the three and six months ended June 30, 2016, respectively.

Noninterest expense decreased $10 million and $14 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to increases in corporate overhead allocations from General Corporate and Other to the other business segments and decreases in the provision for the reserve for unfunded commitments partially offset by increases in personnel costs and marketing expense.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 32: Potential Problem Portfolio Loans and Leases
As of June 30, 2017 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,024	1,025	1,531
Commercial mortgage loans		155	155	159
Commercial leases		28	28	28
Total potential problem portfolio loans and leases	$	1,207	1,208	1,718

TABLE 33: Potential Problem Portfolio Loans and Leases
As of December 31, 2016 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,108	1,110	1,807
Commercial mortgage loans		102	102	104
Commercial leases		22	22	22
Total potential problem portfolio loans and leases	$	1,232	1,234	1,933

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Economic growth continues to improve as data has been broadly positive. There have been steady gains in the job market and real GDP is expected to expand at a moderate pace in 2017. Household spending continues to be the strongest driver of the U.S. economy. Inflation continues to run below the FRB’s stated objective. Improving global conditions are supporting U.S. manufacturing activity and housing prices continue to increase across the country. With regard to commercial real estate, the credit market has become somewhat more selective even though market data and vacancies remain positive. Credit department personnel are monitoring potential increased risks in the Retail sector as a result of profitability declines among many large retailers and a continued shift to online purchasing; in addition the Healthcare sector is being watched closely due to potential regulatory changes that may impact some companies in this industry.

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

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$78	163	2,087
Commercial mortgage nonowner-occupied loans	17	146	2,522
Total	$95	309	4,609

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$106	178	1,953
Commercial mortgage nonowner-occupied loans	22	100	2,598
Total	$128	278	4,551

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 36: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	June 30, 2017			December 31, 2016
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$9,960	18,642	78	10,070	19,646	50
Real estate	7,716	12,417	28	7,206	11,919	26
Financial services and insurance	5,628	11,402	2	5,648	11,522	2
Healthcare	4,534	6,390	4	4,649	6,450	23
Business services	4,170	6,530	71	4,599	6,996	65
Retail trade	4,089	7,681	3	4,048	7,598	6
Wholesale trade	3,290	5,878	14	3,482	6,249	24
Accommodation and food	3,256	4,976	5	3,051	4,817	5
Transportation and warehousing	3,009	4,438	63	3,059	4,473	38
Communication and information	2,957	4,980	1	2,901	4,726	-
Construction	2,297	4,190	2	2,025	3,786	3
Entertainment and recreation	1,788	3,050	8	1,736	2,979	3
Mining	1,277	2,600	183	1,312	2,621	246
Utilities	834	2,276	-	1,168	2,799	-
Other services	696	909	16	729	945	24
Public administration	428	521	-	417	463	-
Agribusiness	298	458	1	284	426	2
Individuals	40	57	1	66	83	1
Other	38	38	5	2	2	5
Total	$56,305	97,433	485	56,452	98,500	523
By Loan Size:
Less than $200,000	1%	1	3	1	1	3
$200,000 - $1 million	3	2	6	3	3	5
$1 million - $5 million	8	7	12	9	7	16
$5 million - $10 million	6	5	9	7	6	13
$10 million - $25 million	22	19	47	23	20	54
Greater than $25 million	60	66	23	57	63	9
Total	100%	100	100	100	100	100
By State:
Ohio	14%	16	5	15	16	4
Florida	8	8	7	8	7	5
Michigan	7	7	5	7	7	5
Illinois	7	6	6	7	7	9
Indiana	4	4	4	4	4	2
North Carolina	4	3	1	4	4	-
Tennessee	3	3	-	3	3	1
Kentucky	3	3	2	3	3	2
Pennsylvania	3	3	4	3	3	4
All other states	47	47	66	46	46	68
Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw a migration into criticized classifications during 2015 through the second quarter of 2016. However, in the second half of 2016 and continuing into 2017, this portfolio stabilized with some signs of improvement, however, recent declines in oil prices could increase the volatility of the portfolio. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis. In addition to the non-power producing energy lending exposure shown in Table 37, the Bancorp has approximately $192 million of operating lease assets, recorded in operating lease equipment in the Condensed Consolidated Balance Sheets, that are leased to customers in non-power producing energy industries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 37: Non-Power Producing Energy Portfolio

As of June 30, 2017 ($ in millions)							Net Charge-offs for June 30, 2017
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Reserve-based lending	$529	212	741	1,617	-	130	-	-
Midstream	298	-	298	891	-	-	-	-
Oil field services	137	71	208	307	-	35	-	1
Oil and gas	32	57	89	367	-	16	-	-
Refining	44	-	44	398	-	-	-	-
Total	$1,040	340	1,380	3,580	-	181	-	1

TABLE 38: Non-Power Producing Energy Portfolio
As of June 30, 2016 ($ in millions)							Net Charge-offs for June 30, 2016
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Reserve-based lending	$220	466	686	1,171	-	125	-	-
Midstream	305	-	305	1,011	-	-	-	-
Oil field services	158	83	241	411	-	44	2	11
Oil and gas	76	92	168	505	-	22	-	-
Refining	120	-	120	651	-	-	-	-
Total	$879	641	1,520	3,749	-	191	2	11

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)

As of June 30, 2017 ($ in millions)					Net Charge-offs for June 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,562	1,974	-	3	5	8
Florida	949	1,501	-	1	-	-
Illinois	755	1,179	-	-	-	-
Michigan	570	741	-	1	-	-
North Carolina	581	815	-	-	-	-
Indiana	550	955	-	-	-	-
All other states	2,690	4,567	-	4	-	-
Total	$7,657	11,732	-	9	5	8
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

The Bancorp’s consumer portfolio is materially comprised of four categories of loans: residential mortgage loans, home equity loans, automobile loans and credit card. The Bancorp has identified certain credit characteristics within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of June 30, 2017, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 15% of the consumer real estate portfolio. These loans accounted for 47% and 46% of total consumer real estate secured losses for the three and six months ended June 30, 2017, respectively. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. Fifth Third has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $690 million of ARM loans will have rate resets during the next twelve months. Of these resets, 98% are expected to experience an increase in rate, with an average increase of approximately one half of a percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 89% of the portfolio as of June 30, 2017 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 41: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2017		December 31, 2016
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,697	66.2%	$11,412	65.9%
LTV > 80%, with mortgage insurance	1,286	93.3	1,284	93.3
LTV > 80%, no mortgage insurance	2,477	95.6	2,355	95.7
Total	$15,460	73.4%	$15,051	73.2%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2017 ($ in millions)				Net Charge-offs for June 30, 2017
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$561	2	5	1	1
Illinois	511	-	-	-	-
Florida	349	1	2	-	1
Michigan	278	1	1	-	-
Indiana	165	1	1	-	-
North Carolina	117	-	1	-	-
Kentucky	98	1	-	-	-
All other states	398	-	-	-	-
Total	$2,477	6	10	1	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2016 ($ in millions)				Net Charge-offs for June 30, 2016
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$561	1	4	1	1
Illinois	416	-	1	-	-
Florida	307	1	3	-	-
Michigan	290	1	1	-	1
Indiana	159	-	1	-	-
North Carolina	115	-	1	-	-
Kentucky	89	1	-	-	-
All other states	357	1	1	-	-
Total	$2,294	5	12	1	2

Home equity portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 26% of the balances mature before 2025. Less than 2% of this population is expected to mature by 2019.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.2 billion and $5.1 billion, respectively, as of June 30, 2017. Of the total $7.3 billion of outstanding home equity loans:

●	87% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2017;
●	37% are in senior lien positions and 63% are in junior lien positions at June 30, 2017;
●	79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2017; and
●	The portfolio had an average refreshed FICO score of 744 at June 30, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 44: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$251	3%	$262	3%
FICO 660-719	399	6	424	6
FICO ≥ 720	2,025	28	2,112	27
Total senior liens	2,675	37	2,798	36
Junior Liens:
FICO ≤ 659	579	8	633	8
FICO 660-719	917	12	975	13
FICO ≥ 720	3,130	43	3,289	43
Total junior liens	4,626	63	4,897	64
Total	$7,301	100%	$7,695	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 45: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2017		December 31, 2016
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,348	55.1%	$2,454	55.1%
LTV > 80%	327	88.9	344	89.0
Total senior liens	2,675	59.5	2,798	59.5
Junior Liens:
LTV ≤ 80%	2,720	67.6	2,892	67.6
LTV > 80%	1,906	90.5	2,005	90.7
Total junior liens	4,626	78.5	4,897	78.7
Total	$7,301	71.1%	$7,695	71.2%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 46: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of June 30, 2017 ($ in millions)					Net Charge-offs for June 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,031	1,870	-	7	1	2
Michigan	393	616	-	5	-	1
Illinois	246	378	-	4	1	1
Indiana	169	282	-	2	-	1
Kentucky	156	276	-	2	-	1
Florida	73	105	-	2	-	-
All other states	165	236	-	3	-	-
Total	$2,233	3,763	-	25	2	6

TABLE 47: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of June 30, 2016 ($ in millions)					Net Charge-offs for June 30, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,046	1,813	-	10	1	3
Michigan	477	723	-	6	1	1
Illinois	285	430	-	4	1	1
Indiana	202	327	-	3	-	1
Kentucky	190	320	-	2	-	-
Florida	88	122	-	2	-	-
All other states	204	285	-	4	-	1
Total	$2,492	4,020	-	31	3	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (<690) origination balances remained within targeted credit risk tolerance during the six months ended June 30, 2017. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 48: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,598	17%	$1,714	17%
FICO > 690	7,720	83	8,269	83
Total	$9,318	100%	$9,983	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2017, 46% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 49: Automobile Portfolio Loans Outstanding by LTV at Origination
	June 30, 2017		December 31, 2016

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$6,070	82.1%	$6,637	82.0%
LTV > 100%	3,248	112.0	3,346	111.7
Total	$9,318	93.0%	$9,983	92.4%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 50: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2017	$3,248	4	1	4	12
June 30, 2016	3,492	4	2	4	10

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, 77% and 78%, respectively, of the outstanding balances were originated through branch based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 51: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$49	2%	$45	2%
FICO 660-719	513	24	521	23
FICO ≥ 720	1,555	74	1,671	75
Total	$2,117	100%	$2,237	100%

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of June 30, 2017. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.0 billion and funded exposure was $1.6 billion as of June 30, 2017. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp has been closely monitoring the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of June 30, 2017:

TABLE 52: European Exposure
		Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)		Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$	-	-	80	38	116	66	196	104
Other Eurozone(c)		-	-	337	115	1,387	819	1,724	934
Total Eurozone	$	-	-	417	153	1,503	885	1,920	1,038
United Kingdom		-	-	53	53	898	477	951	530
Other Europe(d)		-	-	2	2	125	46	127	48
Total Europe	$	-	-	472	208	2,526	1,408	2,998	1,616
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Norway and Sweden).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 53. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Nonperforming assets were $670 million at June 30, 2017 compared to $751 million at December 31, 2016. At June 30, 2017, $8 million of nonaccrual loans were held for sale, compared to $13 million at December 31, 2016.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.72% as of June 30, 2017 compared to 0.80% as of December 31, 2016. Nonaccrual loans and leases secured by real estate were 23% of nonaccrual loans and leases as of June 30, 2017 compared to 25% as of December 31, 2016.

Commercial portfolio nonaccrual loans and leases were $485 million at June 30, 2017, a decrease of $38 million from December 31, 2016. Consumer portfolio nonaccrual loans and leases were $129 million at June 30, 2017, a decrease of $8 million from December 31, 2016. Refer to Tables 54 and 55 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $48 million at June 30, 2017, compared to $78 million at December 31, 2016. The Bancorp recognized $1 million and $6 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2017 and 2016, respectively, and $5 million and $9 million in losses on the sale or write-down of OREO properties for the six months ended June 30, 2017 and 2016, respectively.

For the three and six months ended June 30, 2017, approximately $9 million and $19 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2016 approximately $11 million and $22 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 TABLE 53: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	June 30, 2017	December 31, 2016
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$225	302
Commercial mortgage loans	15	27
Commercial leases	1	2
Residential mortgage loans	19	17
Home equity	52	55
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	222	176
Commercial mortgage loans(c)	20	14
Commercial leases	2	2
Residential mortgage loans	13	17
Home equity	18	18
Automobile loans	1	2
Credit card	26	28
Total nonaccrual portfolio loans and leases(b)	614	660
OREO and other repossessed property	48	78
Total nonperforming portfolio assets	662	738
Nonaccrual loans held for sale	7	4
Nonaccrual restructured loans held for sale	1	9
Total nonperforming assets	$670	751
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$3	4
Residential mortgage loans(a)	45	49
Automobile loans	7	9
Credit card	20	22
Total loans and leases 90 days past due and still accruing	$75	84
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.72%	0.80
ALLL as a percent of nonperforming portfolio assets	185	170
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances 90 days or more past due were $179 as of June 30, 2017 and $202 as of December 31, 2016. The Bancorp recognized losses of $1 and $3 on these insured or guaranteed loans for both the three and six months ended June 30, 2017 and 2016, respectively.

(b)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2017 and December 31, 2016 and $1 of restructured nonaccrual government insured commercial loans at both June 30, 2017 and December 31, 2016.

(c)

Excludes $19 of restructured nonaccrual loans at both June 30, 2017 and December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 54: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	212	24	61	297
Transfers to accrual status	(13)	(12)	(26)	(51)
Transfers to held for sale	(4)	-	-	(4)
Loans sold from portfolio	(9)	-	-	(9)
Loan paydowns/payoffs	(149)	(7)	(16)	(172)
Transfers to OREO	(2)	(5)	(3)	(10)
Charge-offs	(87)	(2)	(22)	(111)
Draws/other extensions of credit	14	-	-	14
Balance, end of period	$485	32	97	614
TABLE 55: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	411	31	80	522
Transfers to accrual status	(9)	(26)	(38)	(73)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(8)	-	-	(8)
Loan paydowns/payoffs	(91)	(4)	(16)	(111)
Transfers to OREO	(4)	(7)	(6)	(17)
Charge-offs	(112)	(2)	(23)	(137)
Draws/other extensions of credit	14	-	-	14
Balance, end of period	$539	43	111	693

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

Consumer restructured loans on accrual status totaled $933 million and $958 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 11% and 30%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 56: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of June 30, 2017 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)(c)	$224	-	-	244	468
Residential mortgage loans(a)	478	46	115	13	652
Home equity	249	14	-	18	281
Automobile loans	10	-	-	1	11
Credit card	18	3	-	26	47
Total	$979	63	115	302	1,459
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2017, these advances represented $272 of current loans, $39 of 30-89 days past due loans and $100 of 90 days or more past due loans.

(b)

As of June 30, 2017, excludes $7 of restructured accruing loans and $19 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

TABLE 57: Accruing and Nonaccruing Portfolio TDRs
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

Analysis of Net Loan Charge-offs

Net charge-offs were 28 bps and 37 bps of average portfolio loans and leases for the three months ended June 30, 2017 and 2016, respectively, and were 34 bps and 39 bps of average portfolio loans and leases for the six months ended June 30, 2017 and 2016, respectively. Table 58 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 17 bps and 23 bps during the three and six months ended June 30, 2017, respectively, compared to 32 bps and 35 bps during the three and six months ended June 30, 2016, respectively. The decreases for both the three and six months ended June 30, 2017 were driven by decreases in net charge-offs on commercial and industrial loans. Both the three and six months ended June 30, 2017 included an increase of $12 million in recoveries of commercial and industrial loans. Additionally, the six months ended June 30, 2016 included $11 million of charge-offs in the energy portfolio related to oil field services loans, included in net charge-offs on commercial and industrial loans.

Consumer loan and lease net charge-offs as a percent of average portfolio consumer loans and leases were 46 bps and 51 bps during the three and six months ended June 30, 2017, respectively, compared to 45 bps and 46 bps for the three and six months ended June 30, 2016, respectively. Consumer net charge-offs decreased $1 million and increased $6 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Refer to Table 58 for a summary of net charge-offs by consumer loan category.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Losses charged-off:
Commercial and industrial loans	$(34)	(43)	(72)	(94)
Commercial mortgage loans	(6)	(7)	(12)	(15)
Commercial leases	(1)	(1)	(2)	(3)
Residential mortgage loans	(4)	(5)	(10)	(10)
Home equity	(9)	(10)	(18)	(20)
Automobile loans	(12)	(12)	(29)	(26)
Credit card	(24)	(23)	(48)	(46)
Other consumer loans and leases	(5)	(4)	(11)	(8)
Total losses charged-off	$(95)	(105)	(202)	(222)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$16	4	20	8
Commercial mortgage loans	1	1	1	2
Commercial construction loans	-	-	-	1
Residential mortgage loans	2	3	3	5
Home equity	4	4	7	7
Automobile loans	6	4	11	10
Credit card	2	2	5	5
Other consumer loans and leases	-	-	2	1
Total recoveries of losses previously charged-off	$31	18	49	39
Net losses charged-off:
Commercial and industrial loans	$(18)	(39)	(52)	(86)
Commercial mortgage loans	(5)	(6)	(11)	(13)
Commercial construction loans	-	-	-	1
Commercial leases	(1)	(1)	(2)	(3)
Residential mortgage loans	(2)	(2)	(7)	(5)
Home equity	(5)	(6)	(11)	(13)
Automobile loans	(6)	(8)	(18)	(16)
Credit card	(22)	(21)	(43)	(41)
Other consumer loans and leases	(5)	(4)	(9)	(7)
Total net losses charged-off	$(64)	(87)	(153)	(183)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.17%	0.36	0.25	0.40
Commercial mortgage loans	0.33	0.38	0.31	0.36
Commercial construction loans	-	-	-	(0.03)
Commercial leases	0.06	0.09	0.07	0.14
Total commercial loans and leases	0.17%	0.32	0.23	0.35
Residential mortgage loans	0.04	0.06	0.08	0.07
Home equity	0.27	0.30	0.30	0.33
Automobile loans	0.27	0.26	0.38	0.29
Credit card	4.22	3.92	4.13	3.82
Other consumer loans and leases	2.31	2.42	2.58	2.35
Total consumer loans and leases	0.46%	0.45	0.51	0.46
Total net losses charged-off as a percent of average portfolio loans and leases	0.28%	0.37	0.34	0.39

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

During the three months ended June 30, 2017, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $176 million at June 30, 2017. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $30 million at June 30, 2017. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 59: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
ALLL:
Balance, beginning of period	$1,238	1,295	1,253	1,272
Losses charged-off	(95)	(105)	(202)	(222)
Recoveries of losses previously charged-off	31	18	49	39
Provision for loan and lease losses	52	91	126	210
Balance, end of period	$1,226	1,299	1,226	1,299
Reserve for unfunded commitments:
Balance, beginning of period	$159	144	161	138
Provision for unfunded commitments	3	7	1	13
Balance, end of period	$162	151	162	151

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both June 30, 2017 and December 31, 2016. The unallocated allowance was 9% of the total allowance at both June 30, 2017 and December 31, 2016.

As shown in Table 60, the ALLL as a percent of portfolio loans and leases was 1.34% at June 30, 2017 and 1.36% at December 31, 2016. The ALLL was $1.2 billion at June 30, 2017 and $1.3 billion at December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 60: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	June 30, 2017	December 31, 2016
Attributed ALLL:
Commercial and industrial loans	$699	718
Commercial mortgage loans	87	82
Commercial construction loans	17	16
Commercial leases	14	15
Residential mortgage loans	93	96
Home equity	51	58
Automobile loans	41	42
Credit card	99	102
Other consumer loans and leases	15	12
Unallocated	110	112
Total ALLL	$1,226	1,253
Portfolio loans and leases:
Commercial and industrial loans	$40,914	41,676
Commercial mortgage loans	6,868	6,899
Commercial construction loans	4,366	3,903
Commercial leases	4,157	3,974
Residential mortgage loans	15,460	15,051
Home equity	7,301	7,695
Automobile loans	9,318	9,983
Credit card	2,117	2,237
Other consumer loans and leases	945	680
Total portfolio loans and leases	$91,446	92,098
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.71%	1.72
Commercial mortgage loans	1.27	1.19
Commercial construction loans	0.39	0.41
Commercial leases	0.34	0.38
Residential mortgage loans	0.60	0.64
Home equity	0.70	0.75
Automobile loans	0.44	0.42
Credit card	4.68	4.56
Other consumer loans and leases	1.59	1.76
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.34%	1.36

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in NII over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 62.5 bps parallel ramped decrease in interest rates. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current levels of certain interest rates.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 69% at June 30, 2017, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 61: Estimated NII Sensitivity Profile and ALCO Policy Limits

	June 30, 2017				June 30, 2016
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.90%	5.85	(4.00)	(6.00)	3.07	11.51	(4.00)	(6.00)
+100 Ramp over 12 months	1.13	3.74	N/A	N/A	1.68	6.92	-	-
-62.5 Ramp over 7 months	(4.04)	(7.51)	(6.00)	(8.00)	N/A	N/A	-	-

At June 30, 2017, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 62.5 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The changes in the estimated NII sensitivity profile as of June 30, 2017 compared to June 30, 2016 were primarily attributable to increases in market interest rates, growth in fixed-rate securities balances and lower projected demand deposit and long-term debt balances.

Tables 62 and 63 provide the Bancorp’s estimated NII profile at June 30, 2017 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2017 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 62: Estimated NII Sensitivity Profile at June 30, 2017 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.65%	5.33	2.16	6.36
+100 Ramp over 12 months	1.00	3.49	1.26	4.00

The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2017 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of June 30, 2017. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 86% and 52%, respectively, as of June 30, 2017:

TABLE 63: Estimated NII Sensitivity Profile at June 30, 2017 with Deposit Beta Assumptions Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.99)%	0.06	4.80	11.64
+100 Ramp over 12 months	(0.32)	0.85	2.58	6.64

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 64: Estimated EVE Sensitivity Profile

	June 30, 2017		June 30, 2016
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(4.85)%	(12.00)	(1.76)	(12.00)
+100 Shock	(1.87)	N/A	0.03	-
+25 Shock	(0.30)	N/A	0.30	-
-100 Shock	(1.31)	N/A	N/A	N/A

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at June 30, 2017 and slightly negative to a 100 bps decline in market rates. The +100 and +200 bps rising rate sensitivities are up from the sensitivities at June 30, 2016. The higher risk is primarily related to increases in market interest rates, growth in fixed-rate securities balances and lower outstanding demand deposit and long-term debt balances.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of June 30, 2017:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$21,946	17,540	1,428	40,914
Commercial mortgage loans	2,622	3,672	574	6,868
Commercial construction loans	1,451	2,830	85	4,366
Commercial leases	899	2,048	1,210	4,157
Total commercial loans and leases	26,918	26,090	3,297	56,305
Residential mortgage loans	2,662	6,480	6,318	15,460
Home equity	1,928	3,777	1,596	7,301
Automobile loans	4,066	4,878	374	9,318
Credit card	423	1,694	-	2,117
Other consumer loans and leases	576	315	54	945
Total consumer loans and leases	9,655	17,144	8,342	35,141
Total portfolio loans and leases	$36,573	43,234	11,639	91,446

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of June 30, 2017:

TABLE 66: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,504	16,464
Commercial mortgage loans	876	3,370
Commercial construction loans	63	2,852
Commercial leases	3,258	-
Total commercial loans and leases	6,701	22,686
Residential mortgage loans	9,769	3,029
Home equity	524	4,849
Automobile loans	5,207	45
Credit card	512	1,182
Other consumer loans and leases	161	208
Total consumer loans and leases	16,173	9,313
Total portfolio loans and leases	$22,874	31,999

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The fair value of the residential MSR portfolio was $849 million at June 30, 2017 and the net carrying amount of the residential MSR portfolio was $744 million as of December 31, 2016. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the three and six months ended June 30, 2017 which caused modeled prepayment speeds to increase which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $17 million and $13 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $30 million and $57 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2017. Mortgage rates decreased during both the three and six months ended June 30, 2016 which caused modeled prepayment speeds to increase which led to temporary impairment of $45 million and $131 million, respectively, on servicing rights. Previously, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

The Bancorp recognized net gains of $18 million and $17 million, respectively, on its non-qualifying hedging strategy for the three and six months ended June 30, 2017 compared to net gains of $51 million and $149 million, respectively, during the three and six months ended June 30, 2016. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were $2 million during both the three and six months ended June 30, 2017 and zero for both the three and six months ended June 30, 2016. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2017 and December 31, 2016 was $973 million and $827 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

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

The Treasury department manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Treasury department, and a series of Policy Limits and Key Risk Indicators are established to ensure risks are managed within the Bancorp’s risk tolerance. The Bancorp maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons, asset growth rates and other events. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity. The contingency plan also outlines the Bancorp’s response to various levels of liquidity stress and actions that should be taken during various scenarios.

Liquidity Risk Management Oversight

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages liquidity and funding risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of liquidity risk management.

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

Table 65 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.8 billion of securities in the Bancorp’s available-for-sale and other portfolio at June 30, 2017, $5.0 billion in principal and interest is expected to be received in the next 12 months and an additional $3.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.6 billion and $3.2 billion during the three and six months ended June 30, 2017, respectively, compared to $1.8 billion and $3.1 billion during the three and six months ended June 30, 2016, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the three and six months ended June 30, 2017 and 81% for both the three and six months ended June 30, 2016, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2017, $8.2 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On June 15, 2017, the Bancorp issued and sold $700 million of unsecured senior fixed-rate notes. At June 30, 2017, the Bancorp has approximately $39.6 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.7 billion is available for issuance as of June 30, 2017.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 115% at June 30, 2017 which represents a 7 percentage point reduction from the amount disclosed in the Bancorp’s Form 8-K filed on July 21, 2017 due to refinements in the Bancorp’s internal Modified LCR calculation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s and Bank’s credit ratings are summarized in Table 67. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 67: Agency Ratings
As of August 8, 2017	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Negative	Stable

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

TABLE 68: Prescribed Capital Ratios

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 69: Capital Ratios

($ in millions)	June 30, 2017	December 31, 2016
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.84%	11.66
Tangible equity as a percent of tangible assets(a)	9.98	9.82
Tangible common equity as a percentage of tangible assets(a)	9.02	8.87

	Basel III Transitional(b)
CET1 capital	$12,522	12,426
Tier I capital	13,853	13,756
Total regulatory capital	17,927	17,972
Risk-weighted assets	117,761	119,632

Regulatory capital ratios:
CET1 capital	10.63%	10.39
Tier I risk-based capital	11.76	11.50
Total risk-based capital	15.22	15.02
Tier I leverage	10.07	9.90

	Basel III Fully Phased-In(b)
CET1 capital(a)	10.52%	10.29
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

On June 28, 2017, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2017 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2017 and ending June 30, 2018:

●

The increase in the quarterly common stock dividend to $0.16 from $0.14 beginning in the third quarter of 2017 and to $0.18 beginning in the second quarter of 2018, a 29% increase over the current dividend rate;

●

The repurchase of common shares in an amount up to $1.161 billion, or a 76% increase over the 2016 capital plan. These repurchases include $88 million in repurchases related to share issuances under employee benefit plans and $48 million in repurchases related to previously-recognized TRA transaction after-tax gains;

●	The additional ability to repurchase common shares in the amount of any after-tax capital generated from the sale of Vantiv, Inc. common stock;
●

The additional ability to repurchase common shares in the amount of any after-tax cash income generated from the termination and settlement of gross cash flows from existing TRAs with Vantiv, Inc. or potential future TRAs that may be generated from additional sales of Vantiv, Inc.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory adverse and supervisory severely adverse scenarios and to provide information related to the types of risk included in its stress testing, a general description of the methodologies used, estimates of certain financial results and pro forma capital ratios, and an explanation of the most significant causes of changes in regulatory capital ratios. On June 22, 2017 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which is available on Fifth Third’s website at https://www.53.com. With Fifth Third’s designation as a Large and Non-complex Bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which will be conducted in the third quarter of 2017.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.14 and $0.13 for the three months ended June 30, 2017 and 2016, respectively, and $0.28 and $0.26 for the six months ended June 30, 2017 and 2016, respectively. As contemplated by the 2016 CCAR, during the second quarter of 2017, the Bancorp entered into a $342 million accelerated share repurchase transaction. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2017:

TABLE 70: Share Repurchases

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2017 - April 30, 2017	991,992	$	24.02	-	80,597,035
May 1, 2017 - May 31, 2017	11,752,371		25.08	11,641,971	68,955,064
June 1, 2017 - June 30, 2017	145,294		23.81	-	68,955,064
Total	12,889,657	$	24.98	11,641,971	68,955,064
(a)

Includes 1,247,686 shares repurchased during the second quarter of 2017 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, noncancelable operating lease obligations, purchase obligations, capital commitments for private equity investments, capital expenditures, and capital lease obligations. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks(a)	$2,203	2,392
Available-for-sale and other securities(b)	31,823	31,183
Held-to-maturity securities(c)	26	26
Trading securities	842	410
Other short-term investments	2,163	2,754
Loans held for sale(d)	766	751
Portfolio loans and leases(a)(e)	91,446	92,098
Allowance for loan and lease losses(a)	(1,226)	(1,253)
Portfolio loans and leases, net	90,220	90,845
Bank premises and equipment(f)	2,041	2,065
Operating lease equipment	719	738
Goodwill	2,423	2,416
Intangible assets	18	9
Servicing rights(g)	849	744
Other assets(a)	6,974	7,844
Total Assets	$141,067	142,177
Liabilities
Deposits:
Noninterest-bearing deposits	$34,965	35,782
Interest-bearing deposits	66,915	68,039
Total deposits	101,880	103,821
Federal funds purchased	117	132
Other short-term borrowings	5,389	3,535
Accrued taxes, interest and expenses	1,617	1,800
Other liabilities(a)	2,162	2,269
Long-term debt(a)	13,456	14,388
Total Liabilities	$124,621	125,945
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,751	2,756
Retained earnings	13,862	13,441
Accumulated other comprehensive income	163	59
Treasury stock(h)	(3,739)	(3,433)
Total Bancorp shareholders’ equity	$16,419	16,205
Noncontrolling interests	27	27
Total Equity	16,446	16,232
Total Liabilities and Equity	$141,067	142,177
(a)

Includes $57 and $85 of cash and due from banks, $737 and $1,216 of portfolio loans and leases, $(24) and $(26) of ALLL, $7 and $9 of other assets, $1 and $3 of other liabilities, and $618 and $1,094 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2017 and December 31, 2016, respectively. For further information refer to Note 10.

(b)	Amortized cost of $31,492 and $31,024 at June 30, 2017 and December 31, 2016, respectively.
(c)	Fair value of $26 and $26 at June 30, 2017 and December 31, 2016, respectively.
(d)	Includes $674 and $686 of residential mortgage loans held for sale measured at fair value at June 30, 2017 and December 31, 2016, respectively.
(e)	Includes $142 and $143 of residential mortgage loans measured at fair value at June 30, 2017 and December 31, 2016, respectively.
(f)	Includes $41 and $39 of bank premises and equipment held for sale at June 30, 2017 and December 31, 2016, respectively. For further information refer to Note 7.
(g)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and were measured under the amortization method at December 31, 2016. For further information refer to Note 11.

(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2017 – 738,872,549 (excludes 185,020,032 treasury shares), December 31, 2016 – 750,479,299 (excludes 173,413,282 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2017 and December 31, 2016; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2017 and December 31, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,

($ in millions, except share data)	2017	2016(a)	2017	2016(a)
Interest Income
Interest and fees on loans and leases	$858	808	1,696	1,613
Interest on securities	245	236	490	468
Interest on other short-term investments	3	2	6	4
Total interest income	1,106	1,046	2,192	2,085
Interest Expense
Interest on deposits	65	50	124	99
Interest on federal funds purchased	1	1	2	1
Interest on other short-term borrowings	10	3	12	7
Interest on long-term debt	91	90	182	173
Total interest expense	167	144	320	280
Net Interest Income	939	902	1,872	1,805
Provision for loan and lease losses	52	91	126	210
Net Interest Income After Provision for Loan and Lease Losses	887	811	1,746	1,595
Noninterest Income
Service charges on deposits	139	138	277	274
Wealth and asset management revenue	103	101	211	203
Corporate banking revenue	101	117	175	219
Card and processing revenue	79	82	153	161
Mortgage banking net revenue	55	75	108	154
Other noninterest income	85	80	160	215
Securities gains, net	-	6	1	9
Securities gains, net - non-qualifying hedges on mortgage servicing rights	2	-	2	-
Total noninterest income	564	599	1,087	1,235
Noninterest Expense
Salaries, wages and incentives	397	407	808	810
Employee benefits	86	85	196	185
Net occupancy expense	70	75	148	152
Technology and communications	57	60	116	116
Card and processing expense	33	37	63	72
Equipment expense	29	30	57	60
Other noninterest expense	285	289	555	573
Total noninterest expense	957	983	1,943	1,968
Income Before Income Taxes	494	427	890	862
Applicable income tax expense	127	103	218	212
Net Income	367	324	672	650
Less: Net income attributable to noncontrolling interests	-	(4)	-	(4)
Net Income Attributable to Bancorp	367	328	672	654
Dividends on preferred stock	23	23	38	38
Net Income Available to Common Shareholders	$344	305	634	616
Earnings per share - basic	$0.46	0.40	0.84	0.80
Earnings per share - diluted	$0.45	0.39	0.83	0.79
Average common shares outstanding - basic	741,400,700	759,105,385	744,516,799	766,334,781
Average common shares outstanding - diluted	752,328,298	764,811,003	756,545,341	771,284,468
Cash dividends declared per common share	$0.14	0.13	0.28	0.26
(a)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense and average common shares outstanding – diluted were adjusted for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016(a)	2017	2016(a)
Net Income	$367	324	672	650
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	93	200	108	652
Reclassification adjustment for net losses (gains) included in net income	-	(6)	1	(11)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	5	17	2	65
Reclassification adjustment for net gains included in net income	(4)	(8)	(9)	(17)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	2	2	3
Other comprehensive income, net of tax	95	205	104	692
Comprehensive Income	462	529	776	1,342
Less: Comprehensive income attributable to noncontrolling interests	-	(4)	-	(4)
Comprehensive Income Attributable to Bancorp	$462	533	776	1,346
(a)

Net tax deficiencies of $5 and $6 were reclassified from capital surplus to applicable income tax expense for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus(b)	Retained Earnings(b)	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				654			654	(4)	650
Other comprehensive income, net of tax					692		692		692
Cash dividends declared:
Common stock at $0.26 per share				(201)			(201)		(201)
Preferred stock(a)				(38)			(38)		(38)
Shares acquired for treasury			31			(296)	(265)		(265)
Impact of stock transactions under stock compensation plans, net			63			(18)	45		45
Other				(1)		1	-	1	1
Balance at June 30, 2016	$2,051	1,331	2,760	12,772	889	(3,077)	16,726	28	16,754

Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				672			672		672
Other comprehensive income, net of tax					104		104		104
Cash dividends declared:
Common stock at $0.28 per share				(210)			(210)		(210)
Preferred stock(a)				(38)			(38)		(38)
Shares acquired for treasury			(26)			(316)	(342)		(342)
Impact of stock transactions under stock compensation plans, net			21			8	29		29
Other				(3)		2	(1)		(1)
Balance at June 30, 2017	$2,051	1,331	2,751	13,862	163	(3,739)	16,419	27	16,446
(a)

For both the six months ended June 30, 2017 and 2016, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H; $828.12 per preferred share for Perpetual Preferred Stock, Series I; and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

(b)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the six months ended June 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2017	2016(a)
Operating Activities
Net income	$672	650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	126	210
Depreciation, amortization and accretion	170	228
Stock-based compensation expense	69	63
(Benefit from) provision for deferred income taxes	(5)	4
Securities gains, net	(1)	(8)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	(2)	-
MSR fair value adjustment	70	-
Provision for MSR impairment	-	131
Net gains on sales of loans and fair value adjustments on loans held for sale	(57)	(54)
Net losses (gains) on disposition and impairment of bank premises and equipment	2	(2)
Gains on sales of certain retail branch operations	-	(19)
Net losses on disposition and impairment of operating lease equipment	19	5
Proceeds from sales of loans held for sale	3,141	2,774
Loans originated for sale, net of repayments	(3,078)	(3,053)
Dividends representing return on equity method investments	18	11
Net change in:
Trading securities	(427)	(14)
Other assets	(38)	195
Accrued taxes, interest and expenses	(245)	(349)
Other liabilities	214	(70)
Net Cash Provided by Operating Activities	648	702
Investing Activities
Proceeds from sales:
Available-for-sale securities	4,633	8,886
Loans	92	145
Bank premises and equipment	18	28
Proceeds from repayments / maturities:
Available-for-sale securities	1,178	1,342
Held-to-maturity securities	-	8
Purchases:
Available-for-sale securities	(5,828)	(11,620)
Bank premises and equipment	(111)	(87)
MSRs	(109)	-
Proceeds from sales and dividends representing return of equity method investments	85	29
Net cash paid on sales of certain retail branch operations	-	(219)
Net cash paid on acquisitions	(12)	-
Net change in:
Other short-term investments	591	853
Loans and leases	350	(1,534)
Operating lease equipment	(43)	(95)
Net Cash Provided by (Used in) Investing Activities	844	(2,264)
Financing Activities
Net change in:
Deposits	(1,941)	(804)
Federal funds purchased	(15)	(43)
Other short-term borrowings	1,854	2,472
Dividends paid on common stock	(235)	(202)
Dividends paid on preferred stock	(38)	(38)
Proceeds from issuance of long-term debt	697	2,739
Repayment of long-term debt	(1,631)	(2,452)
Repurchase of treasury stock and related forward contract	(342)	(265)
Other	(30)	(26)
Net Cash (Used in) Provided by Financing Activities	(1,681)	1,381
Decrease in Cash and Due from Banks	(189)	(181)

Cash and Due from Banks at Beginning of Period	2,392	2,540
Cash and Due from Banks at End of Period	$2,203	2,359
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the six months ended June 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the cash flows and changes in equity for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2016 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2017	2016
Cash Payments:
Interest	$334	280
Income taxes	399	493

Transfers:
Portfolio loans to loans held for sale	140	27
Loans held for sale to portfolio loans	7	16
Portfolio loans to OREO	19	17

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2017:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and the effective date and transition requirements are consistent with those in the original ASU. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the amendments recognized at the date of initial application. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Bancorp’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Condensed Consolidated Financial Statements, although the Bancorp will also be subject to expanded disclosure requirements upon adoption and will be required to update its revenue recognition policies and procedures. There are certain areas of the amended guidance for which the Bancorp has not made final conclusions regarding the applicability and the related impact, if any. Such areas include credit card interchange fees and related rewards programs and the presentation of certain underwriting expenses incurred by broker-dealers. Accordingly, the results of the Bancorp’s materiality analysis, as well as its final adoption method, may change as these conclusions are reached.

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Condensed Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. However, for equity securities without a readily determinable fair value, the guidance will be applied prospectively to all equity investments that exist as of the date of adoption. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, but does not currently expect the impact of adoption to be material based on the results of its preliminary analysis.

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

ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 to clarify the classification of certain cash receipts and payments within an entity’s statement of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is to be applied on a retrospective basis unless it is impractical to do so. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, but does not currently expect the impact of adoption to be material based on the results of its preliminary analysis.

ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amended guidance is effective for the Bancorp on January 1, 2018, with early adoption permitted, and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, but does not currently expect the impact of adoption to be material based on the results of its preliminary analysis.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment by removing the second step, which measures the amount of impairment loss, if any. Instead, the amended guidance states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This would apply to all reporting units, including those with zero or negative carrying amounts of net assets. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted, and is to be applied prospectively to all goodwill impairment tests performed after the adoption date.

ASU 2017-05 – Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 which clarifies the scope of Subtopic 610-20 and defines the term “in substance nonfinancial asset.” The amendments require that an entity should initially identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments provide specific guidance on accounting for partial sales of nonfinancial assets, which require an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when it 1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset and 2) transfers control of the asset. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The amended guidance is effective for the Bancorp on January 1, 2018, concurrent with the adoption of ASU 2014-09. It is to be applied using either a retrospective or modified retrospective approach, consistent with the transition method for ASU 2014-09. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, but does not currently expect the impact of adoption to be material based on the results of its preliminary analysis.

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

ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 which provides guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. The amendments specify that an entity should account for the effects of such changes as a modification unless the fair value, vesting conditions and classification (as an equity or liability) of the awards are all unaffected by the change. The amended guidance is effective for the Bancorp on January 1, 2018, and is to be applied prospectively to awards modified on or after the adoption date, with early adoption permitted. Upon adoption, the Bancorp will evaluate future changes in award terms to determine if they should be accounted for as modifications based on the amended guidance.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

June 30, 2017 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$69	-	-	69
Obligations of states and political subdivisions securities	43	2	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,009	223	(55)	16,177
Agency commercial mortgage-backed securities	9,165	135	(38)	9,262
Non-agency commercial mortgage-backed securities	3,315	55	(6)	3,364
Asset-backed securities and other debt securities	2,192	35	(21)	2,206
Equity securities(b)	699	2	(1)	700
Total available-for-sale and other securities	$31,492	452	(121)	31,823
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$24	-	-	24
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$26	-	-	26
(a)

Includes interest-only mortgage-backed securities of $39 as of June 30, 2017, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $360 and $2, respectively, at June 30, 2017, that are carried at cost, and certain mutual fund and equity security holdings.

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

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $358 and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Realized gains	$21	15	30	29
Realized losses	(7)	(4)	(8)	(8)
OTTI	(14)	(3)	(24)	(5)
Net realized (losses) gains(a)	$-	8	(2)	16
(a)

Excludes net losses on interest-only mortgage-backed securities of $2 and $1 for the three and six months ended June 30, 2017, respectively, and $3 and $8 for the three and six months ended June 30, 2016, respectively.

The following table provides a summary of OTTI by security type:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Available-for-sale and other debt securities	$(14)	(3)	(24)	(4)
Available-for-sale equity securities	-	-	-	(1)
Total OTTI(a)	$(14)	(3)	(24)	(5)
(a)	Included in securities gains, net in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $842 million as of June 30, 2017 compared to $410 million at December 31, 2016. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Realized gains(a)	$2	4	5	5
Realized losses(b)	(2)	(2)	(4)	(6)
Net unrealized gains(c)	4	1	5	1
Total trading securities gains	$4	3	6	-
(a)

Includes realized gains of $2 and $4 for the three and six months ended June 30, 2017, respectively, and $4 and $5 for the three and six months ended June 30, 2016, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(b)

Includes realized losses of $2 and $4 for the three and six months ended June 30, 2017, respectively, and $2 and $6 for the three and six months ended June 30, 2016, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized losses during the three months ended June 30, 2017 and an immaterial amount of net unrealized gains during the six months ended June 30, 2017 and both the three and six months ended June 30, 2016, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At June 30, 2017 and December 31, 2016, securities with a fair value of $7.8 billion and $10.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of June 30, 2017 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$144	146	6	6
1-5 years	7,205	7,276	9	9
5-10 years	20,787	21,023	9	9
Over 10 years	2,657	2,678	2	2
Equity securities	699	700	-	-
Total	$31,492	31,823	26	26
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Agency residential mortgage-backed securities	$5,047	(48)	152	(7)	5,199	(55)
Agency commercial mortgage-backed securities	2,263	(38)	-	-	2,263	(38)
Non-agency commercial mortgage-backed securities	710	(6)	-	-	710	(6)
Asset-backed securities and other debt securities	327	(5)	373	(16)	700	(21)
Equity securities	-	-	37	(1)	37	(1)
Total	$8,347	(97)	562	(24)	8,909	(121)
December 31, 2016
U.S. Treasury and federal agencies	$199	-	-	-	199	-
Agency residential mortgage-backed securities	6,223	(88)	172	(7)	6,395	(95)
Agency commercial mortgage-backed securities	3,183	(61)	-	-	3,183	(61)
Non-agency commercial mortgage-backed securities	1,052	(15)	-	-	1,052	(15)
Asset-backed securities and other debt securities	422	(8)	336	(10)	758	(18)
Equity securities	-	-	37	(2)	37	(2)
Total	$11,079	(172)	545	(19)	11,624	(191)

At both June 30, 2017 and December 31, 2016, an immaterial amount of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of:

($ in millions)	June 30, 2017	December 31, 2016
Loans held for sale:
Commercial and industrial loans	$9	60
Commercial mortgage loans	8	5
Residential mortgage loans	749	686
Total loans held for sale	$766	751
Portfolio loans and leases:
Commercial and industrial loans	$40,914	41,676
Commercial mortgage loans	6,868	6,899
Commercial construction loans	4,366	3,903
Commercial leases	4,157	3,974
Total commercial loans and leases	$56,305	56,452
Residential mortgage loans	$15,460	15,051
Home equity	7,301	7,695
Automobile loans	9,318	9,983
Credit card	2,117	2,237
Other consumer loans and leases	945	680
Total consumer loans and leases	$35,141	35,646
Total portfolio loans and leases	$91,446	92,098

Total portfolio loans and leases are recorded net of unearned income, which totaled $497 million as of June 30, 2017 and $503 million as of December 31, 2016. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $267 million and $240 million as of June 30, 2017 and December 31, 2016, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.5 billion and $13.1 billion at June 30, 2017 and December 31, 2016, respectively, pledged at the FHLB, and loans of $39.9 billion and $40.0 billion at June 30, 2017 and December 31, 2016, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial and industrial loans	$40,923	41,736	3	4
Commercial mortgage loans	6,876	6,904	-	-
Commercial construction loans	4,366	3,903	-	-
Commercial leases	4,157	3,974	-	-
Residential mortgage loans	16,209	15,737	45	49
Home equity	7,301	7,695	-	-
Automobile loans	9,318	9,983	7	9
Credit card	2,117	2,237	20	22
Other consumer loans and leases	945	680	-	-
Total loans and leases	$92,212	92,849	75	84
Less: Loans held for sale	766	751
Total portfolio loans and leases	$91,446	92,098

The following table presents a summary of net charge-offs (recoveries):
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Commercial and industrial loans	$18	39	52	86
Commercial mortgage loans	5	6	11	13
Commercial construction loans	-	-	-	(1)
Commercial leases	1	1	2	3
Residential mortgage loans	2	2	7	5
Home equity	5	6	11	13
Automobile loans	6	8	18	16
Credit card	22	21	43	41
Other consumer loans and leases	5	4	9	7
Total net charge-offs	$64	87	153	183

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$826	96	204	112	1,238
Losses charged-off	(41)	(4)	(50)	-	(95)
Recoveries of losses previously charged-off	17	2	12	-	31
Provision for (benefit from) loan and lease losses	15	(1)	40	(2)	52
Balance, end of period	$817	93	206	110	1,226

For the three months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$867	98	214	116	1,295
Losses charged-off	(51)	(5)	(49)	-	(105)
Recoveries of losses previously charged-off	5	3	10	-	18
Provision for loan and lease losses	52	2	36	1	91
Balance, end of period	$873	98	211	117	1,299

For the six months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(86)	(10)	(106)	-	(202)
Recoveries of losses previously charged-off	21	3	25	-	49
Provision for (benefit from) loan and lease losses	51	4	73	(2)	126
Balance, end of period	$817	93	206	110	1,226

For the six months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(112)	(10)	(100)	-	(222)
Recoveries of losses previously charged-off	11	5	23	-	39
Provision for loan and lease losses	134	3	71	2	210
Balance, end of period	$873	98	211	117	1,299

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$118 (c)	66	40	-	224
Collectively evaluated for impairment	699	27	166	-	892
Unallocated	-	-	-	110	110
Total ALLL	$817	93	206	110	1,226
Portfolio loans and leases:(b)
Individually evaluated for impairment	$760 (c)	652	339	-	1,751
Collectively evaluated for impairment	55,545	14,664	19,342	-	89,551
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$56,305	15,318	19,681	-	91,304
(a)	Includes $2 related to leveraged leases at June 30, 2017.
(b)	Excludes $142 of residential mortgage loans measured at fair value and includes $706 of leveraged leases, net of unearned income at June 30, 2017.
(c)

Includes five restructured loans at June 30, 2017 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $26 and an ALLL of $18.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2016 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$118	(c)	68	44	-	230
Collectively evaluated for impairment	713		28	170	-	911
Unallocated	-		-	-	112	112
Total ALLL	$831		96	214	112	1,253
Portfolio loans and leases:(b)
Individually evaluated for impairment	$904	(c)	652	371	-	1,927
Collectively evaluated for impairment	55,548		14,253	20,224	-	90,025
Loans acquired with deteriorated credit quality	-		3	-	-	3
Total portfolio loans and leases	$56,452		14,908	20,595	-	91,955
(a)	Includes $2 related to leveraged leases at December 31, 2016.
(b)	Excludes $143 of residential mortgage loans measured at fair value and includes $701 of leveraged leases, net of unearned income at December 31, 2016.
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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,281	1,151	1,460	22	40,914
Commercial mortgage owner-occupied loans	3,207	76	102	-	3,385
Commercial mortgage nonowner-occupied loans	3,358	31	94	-	3,483
Commercial construction loans	4,320	46	-	-	4,366
Commercial leases	4,041	85	31	-	4,157
Total commercial loans and leases	$53,207	1,389	1,687	22	56,305

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,844	1,204	1,604	24	41,676
Commercial mortgage owner-occupied loans	3,168	72	117	3	3,360
Commercial mortgage nonowner-occupied loans	3,466	4	69	-	3,539
Commercial construction loans	3,902	1	-	-	3,903
Commercial leases	3,894	54	26	-	3,974
Total commercial loans and leases	$53,274	1,335	1,816	27	56,452

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional delinquency and nonperforming information.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	June 30, 2017		December 31, 2016
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,286	32	14,874	34
Home equity	7,231	70	7,622	73
Automobile loans	9,317	1	9,981	2
Credit card	2,091	26	2,209	28
Other consumer loans and leases	945	-	680	-
Total residential mortgage and consumer loans and leases(a)	$34,870	129	35,366	137
(a)	Excludes $142 and $143 of loans measured at fair value at June 30, 2017 and December 31, 2016, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of June 30, 2017 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,761	48	105	153	40,914	3
Commercial mortgage owner-occupied loans	3,366	4	15	19	3,385	-
Commercial mortgage nonowner-occupied loans	3,468	9	6	15	3,483	-
Commercial construction loans	4,366	-	-	-	4,366	-
Commercial leases	4,154	-	3	3	4,157	-
Residential mortgage loans(a)(b)	15,213	27	78	105	15,318	45
Consumer loans and leases:
Home equity	7,183	66	52	118	7,301	-
Automobile loans	9,245	64	9	73	9,318	7
Credit card	2,065	28	24	52	2,117	20
Other consumer loans and leases	943	2	-	2	945	-
Total portfolio loans and leases(a)	$90,764	248	292	540	91,304	75
(a)	Excludes $142 of residential mortgage loans measured at fair value at June 30, 2017.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $280 as of June 30, 2017, of which $79 of these loans were 30-89 days past due and $179 were 90 days or more past due. The Bancorp recognized $1 and $3 of losses during the three and six months ended June 30, 2017, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

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
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $312 as of December 31, 2016, of which $110 of these loans were 30-89 days past due and $202 were 90 days or more past due. The Bancorp recognized $1 and $3 of losses during the three and six months ended June 30, 2016, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of June 30, 2017 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$450	394		90
Commercial mortgage owner-occupied loans(b)	21	15		9
Commercial mortgage nonowner-occupied loans	4	3		1
Restructured residential mortgage loans	462	459		66
Restructured consumer loans and leases:
Home equity	188	187		27
Automobile loans	9	9		1
Credit card	47	47		12
Total impaired portfolio loans and leases with a related ALLL	$1,181	1,114		206
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$276	255		-
Commercial mortgage owner-occupied loans	30	25		-
Commercial mortgage nonowner-occupied loans	39	39		-
Commercial leases	3	3		-
Restructured residential mortgage loans	213	193		-
Restructured consumer loans and leases:
Home equity	97	94		-
Automobile loans	2	2		-
Total impaired portfolio loans and leases with no related ALLL	$660	611		-
Total impaired portfolio loans and leases	$1,841	1,725	(a)	206
(a)

Includes $224, $639 and $294, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $244, $13 and $45, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at June 30, 2017.

(b)

Excludes five restructured loans at June 30, 2017 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $26, a recorded investment of $26 and an ALLL of $18, respectively.

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

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended June 30, 2017		For the six months ended June 30, 2017

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$635	1	668	2
Commercial mortgage owner-occupied loans(a)	38	-	42	-
Commercial mortgage nonowner-occupied loans	66	-	73	1
Commercial leases	2	-	3	-
Restructured residential mortgage loans	654	6	653	12
Restructured consumer loans and leases:
Home equity	287	3	293	6
Automobile loans	12	-	13	-
Credit card	49	1	51	2
Total average impaired portfolio loans and leases	$1,743	11	1,796	23
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $26 and an immaterial amount of interest income recognized for both the three and six months ended June 30, 2017 .

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2016		For the six months ended June 30, 2016

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$762	2	684	4
Commercial mortgage owner-occupied loans(a)	68	-	69	1
Commercial mortgage nonowner-occupied loans	152	1	160	3
Commercial construction loans	2	-	4	-
Commercial leases	6	-	5	-
Restructured residential mortgage loans	651	6	644	12
Restructured consumer loans and leases:
Home equity	329	3	336	6
Automobile loans	18	-	18	-
Credit card	57	1	58	3
Total average impaired loans and leases	$2,045	13	1,978	29
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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)		June 30, 2017	December 31, 2016
Commercial loans and leases:
Commercial and industrial loans	$	447	478
Commercial mortgage owner-occupied loans(a)		27	32
Commercial mortgage nonowner-occupied loans		8	9
Commercial leases		3	4
Total nonaccrual portfolio commercial loans and leases		485	523
Residential mortgage loans		32	34
Consumer loans and leases:
Home equity		70	73
Automobile loans		1	2
Credit card		26	28
Total nonaccrual portfolio consumer loans and leases		97	103
Total nonaccrual portfolio loans and leases(b)(c)	$	614	660
OREO and other repossessed property		48	78
Total nonperforming portfolio assets(b)(c)	$	662	738
(a)

Excludes $19 of restructured nonaccrual loans at both June 30, 2017 and December 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(b)	Excludes $8 and $13 of nonaccrual loans held for sale at June 30, 2017 and December 31, 2016, respectively.
(c)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2017 and December 31, 2016 and $1 of restructured nonaccrual government insured commercial loans at both June 30, 2017 and December 31, 2016.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $255 million and $260 million as of June 30, 2017 and December 31, 2016, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan.

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

As of June 30, 2017, the Bancorp had $60 million and $64 million in line of credit and letter of credit commitments, respectively, compared to $82 million and $57 million in line of credit and letter of credit commitments as of December 31, 2016, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2017 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	17	$ 56	1	4
Commercial mortgage owner-occupied loans	2	6	5	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	199	28	1	-
Consumer loans:
Home equity	44	3	-	-
Automobile loans	15	-	-	-
Credit card	2,152	10	2	1
Total portfolio loans	2,430	$ 103	9	5
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	20	$ 61	11	-
Commercial mortgage owner-occupied loans	3	2	-	-
Commercial mortgage nonowner-occupied loans	2	5	1	-
Residential mortgage loans	262	37	2	-
Consumer loans:
Home equity	62	2	-	-
Automobile loans	58	1	-	-
Credit card	2,262	11	2	1
Total portfolio loans	2,669	$ 119	16	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2017 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	50	$ 153	2	6
Commercial mortgage owner-occupied loans	7	8	5	-
Commercial mortgage nonowner-occupied loans	2	-	-	-
Residential mortgage loans	402	57	3	-
Consumer loans:
Home equity	75	5	-	-
Automobile loans	45	-	-	-
Credit card	3,908	17	3	1
Total portfolio loans and leases	4,489	$ 240	13	7
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	44	$ 117	9	-
Commercial mortgage owner-occupied loans	10	8	(2)	-
Commercial mortgage nonowner-occupied loans	4	5	1	-
Residential mortgage loans	505	73	4	-
Consumer loans:
Home equity	126	7	-	-
Automobile loans	136	2	-	-
Credit card	4,854	23	4	2
Total portfolio loans	5,679	$ 235	16	2
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2017 and 2016 and were within twelve months of the restructuring date:

June 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$15
Commercial mortgage owner-occupied loans	3	1
Residential mortgage loans	26	3
Consumer loans:
Home equity	6	1
Credit card	387	2
Total portfolio loans	424	$22
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$3
Commercial mortgage nonowner-occupied loans	1	-
Residential mortgage loans	33	5
Consumer loans:
Home equity	2	-
Credit card	351	1
Total portfolio loans	389	$9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2017 and 2016 and were within twelve months of the restructuring date:

June 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$16
Commercial mortgage owner-occupied loans	3	1
Residential mortgage loans	83	12
Consumer loans:
Home equity	11	2
Credit card	837	4
Total portfolio loans and leases	938	$35
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	3	$3
Commercial mortgage nonowner-occupied loans	2	-
Residential mortgage loans	86	12
Consumer loans:
Home equity	8	1
Credit card	774	3
Total portfolio loans	873	$19
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)		June 30, 2017	December 31, 2016
Land and improvements(a)	$	647	663
Buildings(a)		1,574	1,672
Equipment		1,762	1,761
Leasehold improvements		394	398
Construction in progress(a)		120	99
Bank premises and equipment held for sale:
Land and improvements		28	29
Buildings		12	9
Equipment		1	1
Accumulated depreciation and amortization		(2,497)	(2,567)
Total bank premises and equipment	$	2,041	2,065
(a)

At June 30, 2017 and December 31, 2016, land and improvements, buildings and construction in progress included $91 and $92, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $5 million for the three and six months ended June 30, 2017, respectively, and $1 million and $3 million for the three and six months ended June 30, 2016, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Operating Lease Equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized impairment losses associated with certain operating lease assets of an immaterial amount and $31 million for the three and six months ended June 30, 2017, respectively, and $5 million for both the three and six months ended June 30, 2016. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements, trade names, and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2017
Core deposit intangibles	$34	(28)	6
Other	25	(13)	12
Total intangible assets	$59	(41)	18
As of December 31, 2016
Core deposit intangibles	$34	(27)	7
Other	15	(13)	2
Total intangible assets	$49	(40)	9

As of June 30, 2017, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial for both the three months ended June 30, 2017 and 2016 and $1 million for both the six months ended June 30, 2017 and 2016. The Bancorp’s projection of amortization expense shown on the following table is based on existing balances as of June 30, 2017. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2017 through 2021 is as follows:

($ in millions)		Total
Remainder of 2017	$	1
2018		2
2019		2
2020		2
2021		2

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

June 30, 2017 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	56	1	57
Commercial mortgage loans		-	46	46
Automobile loans		691	-	691
ALLL		(4)	(20)	(24)
Other assets		7	-	7
Total assets	$	750	27	777
Liabilities:
Other liabilities	$	1	-	1
Long-term debt		618	-	618
Total liabilities	$	619	-	619
Noncontrolling interests	$	-	27	27

December 31, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	84	1	85
Commercial mortgage loans		-	46	46
Automobile loans		1,170	-	1,170
ALLL		(6)	(20)	(26)
Other assets		9	-	9
Total assets	$	1,257	27	1,284
Liabilities
Other liabilities	$	3	-	3
Long-term debt		1,094	-	1,094
Total liabilities	$	1,097	-	1,097
Noncontrolling interests	$	-	27	27

Automobile loan securitizations

The Bancorp has previously completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at June 30, 2017 and December 31, 2016 was $34 million and $31 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,495	413	1,495
Private equity investments	116	-	170
Loans provided to VIEs	2,060	-	3,000

December 31, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,421	357	1,421
Private equity investments	176	-	232
Loans provided to VIEs	1,735	-	2,672

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

At June 30, 2017 and December 31, 2016, the Bancorp’s CDC investments included $1.4 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $412 million and $349 million at June 30, 2017 and December 31, 2016, respectively. The unfunded commitments as of June 30, 2017 are expected to be funded from 2017 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption		2017	2016	2017	2016
Pre-tax investment and impairment losses(a)	Other noninterest expense	$	35	37	72	73
Tax credits and other benefits	Applicable income tax expense		(56)	(56)	(112)	(111)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2017 and 2016.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at June 30, 2017 and December 31, 2016, the unfunded commitment amounts to the funds were $54 million and $56 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of an immaterial amount and $6 million during the three months ended June 30, 2017 and 2016, respectively, and $7 million and $8 million, during the six months ended June 30, 2017 and 2016, respectively. The Bancorp did not recognize OTTI on its investments in private equity funds during both the three and six months ended June 30, 2017 and 2016.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2017 and December 31, 2016, the Bancorp’s unfunded commitments to these entities were $940 million and $937 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2017 and 2016. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016
Residential mortgage loan sales(a)	$	1,518	1,631	3,147	2,745

Origination fees and gains on loan sales		37	54	66	95
Gross mortgage servicing fees		49	50	97	102
(a)	Represents the unpaid principal balance at the time of the sale.

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

The following tables present changes in the servicing rights related to residential mortgage and automobile loans for the six months ended June 30:

($ in millions)	2017
Balance, beginning of period	$744
Servicing rights originated - residential mortgage loans	66
Servicing rights acquired - residential mortgage loans	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	(13)
Other changes in fair value(b)	(57)
Balance, end of period	$849
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

($ in millions)	2016
Carrying amount before valuation allowance:
Balance, beginning of period	$1,204
Servicing rights that result from the transfer of residential mortgage loans	28
Amortization	(61)
Balance, end of period	$1,171
Valuation allowance for servicing rights:
Balance, beginning of period	$(419)
Provision for MSR impairment	(131)
Balance, end of period	(550)
Carrying amount after valuation allowance	$621

For the three and six months ended June 30, 2016, temporary impairment, effected through a change in the MSR valuation allowance, was captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. Amortization expense recognized on servicing rights for the three and six months ended June 30, 2016 was $35 million and $61 million, respectively.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale and trading securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS spreads, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the six months ended June 30:

($ in millions)	2017	2016
Fixed-rate residential mortgage loans:
Balance, beginning of period	$722	757
Balance, end of period	830	598
Adjustable-rate residential mortgage loans:
Balance, beginning of period	22	27
Balance, end of period	19	23
Fixed-rate automobile loans:
Balance, beginning of period	-	1
Balance, end of period	-	-

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Securities gains, net - non-qualifying hedges on MSRs	$2	-	2	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	16	51	15	149
MSR fair value adjustment(a)	(47)	-	(70)	-
Provision for MSR impairment(a)	-	(45)	-	(131)
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended June 30, 2017 and 2016 were as follows:

		June 30, 2017			June 30, 2016
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	7.0	10.3%	492	6.7	11.9%	548
Servicing rights	Adjustable	3.0	29.8	659	2.9	29.8	683

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2017 and December 31, 2016, the Bancorp serviced $61.8 billion and $53.6 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2017, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate			Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$830	5.9	11.5%	$(37)	(71)	(161)	530	$(17)	(33)
Servicing rights	Adjustable	19	3.3	24.8	(1)	(2)	(5)	773	-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2017 and December 31, 2016, the balance of collateral held by the Bancorp for derivative assets was $432 million and $444 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $35 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of June 30, 2017. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2017 and December 31, 2016 was $5 million and $6 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2017 and December 31, 2016, the balance of collateral posted by the Bancorp for derivative liabilities was $403 million and $399 million, respectively, and $87 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of June 30, 2017 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2017 and December 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

			Fair Value
June 30, 2017 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,955		317	5
Total fair value hedges			317	5
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		-	13
Total cash flow hedges			-	13
Total derivatives designated as qualifying hedging instruments			317	18
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,602		59	18
Forward contracts related to residential mortgage loans held for sale	1,749		3	3
Swap associated with the sale of Visa, Inc. Class B Shares	1,563		-	98
Foreign exchange contracts	194		-	5
Total free-standing derivatives - risk management and other business purposes			62	124
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	39,933		179	130
Interest rate lock commitments	769		14	-
Commodity contracts	2,382		90	91
TBAs	56		-	-
Foreign exchange contracts	10,653		118	128
Total free-standing derivatives - customer accommodation			401	349
Total derivatives not designated as qualifying hedging instruments			463	473
Total		$	780	491

			Fair Value
December 31, 2016 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455		323	12
Total fair value hedges			323	12
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		22	-
Total cash flow hedges			22	-
Total derivatives designated as qualifying hedging instruments			345	12
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,522		165	39
Forward contracts related to residential mortgage loans held for sale	1,823		20	3
Swap associated with the sale of Visa, Inc. Class B Shares	1,300		-	91
Foreign exchange contracts	111		-	-
Total free-standing derivatives - risk management and other business purposes			185	133
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	33,431		205	210
Interest rate lock commitments	701		13	1
Commodity contracts	2,095		107	106
Foreign exchange contracts	11,013		202	204
Total free-standing derivatives - customer accommodation			527	521
Total derivatives not designated as qualifying hedging instruments			712	654
Total		$	1,057	666

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of June 30, 2017, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$14	39	(6)	122
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(15)	(41)	5	(126)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2017, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of June 30, 2017, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 30 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2017 and December 31, 2016, $3 million and $10 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2017, $4 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2017.

During both the three and six months ended June 30, 2017 and 2016, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2017	2016	2017	2016
Amount of pretax net gains recognized in OCI	$	8	26	3	100
Amount of pretax net gains reclassified from OCI into net income		6	12	14	26

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which was accounted for as a free-standing derivative. Refer to Note 21 for further discussion of significant inputs and assumptions previously used in the valuation of the warrant. During the year ended December 31, 2015, the Bancorp both sold and exercised part of the warrant. During the year ended December 31, 2016, the Bancorp exercised the remaining portion of the warrant.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption		For the three months		For the six months
			ended June 30,		ended June 30,
($ in millions)			2017	2016	2017	2016
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$	5	(9)	(16)	(19)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue		16	51	15	149
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income		(3)	(1)	(4)	(4)
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income		-	19	-	66
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income		(9)	(50)	(22)	(50)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2017 and December 31, 2016, the total notional amount of the risk participation agreements was $2.6 billion and $2.5 billion, respectively, and the fair value was a liability of $5 million and $4 million at June 30, 2017 and December 31, 2016, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2017, the risk participation agreements had a weighted-average remaining life of 2.9 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2017	December 31, 2016
Pass	$2,582	2,447
Special mention	30	14
Substandard	9	6
Total	$2,621	2,467

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months		For the six months
	Condensed Consolidated		ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption		2017	2016	2017	2016
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	5	5	9	12
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	(1)	-	(2)
Interest rate lock commitments	Mortgage banking net revenue		26	42	48	84
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		1	2	2	3
Commodity contracts for customers (credit losses)	Other noninterest expense		1	(1)	1	(1)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	2	-	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		9	16	22	32
Foreign exchange contracts for customers (credit losses)	Other noninterest expense		2	(2)	2	(2)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	2	1	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities and as of June 30, 2017 do not include variation margin payments for derivative contracts with legal rights of setoff.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of June 30, 2017 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$766	(194)	(365)	207
Total assets	766	(194)	(365)	207

Liabilities:
Derivatives	491	(194)	(144)	153
Total liabilities	$491	(194)	(144)	153
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of December 31, 2016 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,044	(374)	(377)	293
Total assets	1,044	(374)	(377)	293

Liabilities:
Derivatives	665	(374)	(125)	166
Total liabilities	$665	(374)	(125)	166
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)		June 30, 2017	December 31, 2016
FHLB advances	$	4,350	2,500
Securities sold under repurchase agreements		656	661
Derivative collateral		381	374
Other		2	-
Total other short-term borrowings	$	5,389	3,535

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)		June 30, 2017		December 31, 2016
		Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Type of collateral:
Agency residential mortgage-backed securities	$	656	Overnight	661	Overnight
U.S. Treasury and federal agencies securities		-	Overnight	-	Overnight
Total securities sold under repurchase agreements	$	656		661

14. Long-Term Debt

On June 15, 2017, the Bancorp issued and sold $700 million of 2.60% senior fixed-rate notes, with a maturity of five years, due on June 15, 2022. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date.

15. Capital Actions

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2017, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2017:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 20, 2016	$	155	4,843,750	1,044,362	5,888,112	February 6, 2017
May 1, 2017		342	11,641,971	2,248,250	13,890,221	July 31, 2017

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

		June 30,	December 31,
($ in millions)		2017	2016
Commitments to extend credit	$	67,242	67,909
Letters of credit		2,358	2,583
Forward contracts related to residential mortgage loans held for sale		1,749	1,823
Noncancelable operating lease obligations		556	576
Purchase obligations		110	57
Capital commitments for private equity investments		58	59
Capital expenditures		42	29
Capital lease obligations		17	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2017 and December 31, 2016, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $162 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

		June 30,	December 31,
($ in millions)		2017	2016
Pass	$	66,256	66,802
Special mention		399	338
Substandard		587	753
Doubtful		-	16
Total commitments to extend credit	$	67,242	67,909

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2017:

($ in millions)
Less than 1 year(a)	$1,208
1 - 5 years(a)	1,120
Over 5 years	30
Total letters of credit	$2,358
(a)	Includes $11 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both June 30, 2017 and December 31, 2016, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% of the total standby letters of credit were collateralized as of both June 30, 2017 and December 31, 2016. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $3 million at both June 30, 2017 and December 31, 2016. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)		June 30, 2017	December 31, 2016
Pass	$	2,030	2,134
Special mention		80	98
Substandard		184	290
Doubtful		64	61
Total letters of credit	$	2,358	2,583

At June 30, 2017 and December 31, 2016, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2017 and December 31, 2016, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $779 million and $929 million, respectively, of which FTS acted as the remarketing agent to issuers on $657 million and $784 million, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $483 million and $609 million of the VRDNs remarketed by FTS, in addition to $122 million and $145 million in VRDNs remarketed by third parties at June 30, 2017 and December 31, 2016, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp did not hold any of these VRDNs in its portfolio at June 30, 2017 and held $6 million of these VRDNs in its portfolio and classified them as trading securities at December 31, 2016.

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

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $11 million and $13 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2017 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $15 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended June 30, 2017 and 2016, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $3 million and $2 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2017 and 2016, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $5 million and $6 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2017 and 2016 were $5 million and $4 million, respectively. Total repurchase demand requests during the six months ended June 30, 2017 and 2016 were $8 million and $10 million, respectively. Total outstanding repurchase demand inventory was $2 million at both June 30, 2017 and December 31, 2016.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,

($ in millions)	2017	2016	2017	2016
Balance, beginning of period	$12	23	13	25
Net reductions to the reserve	(1)	(2)	(2)	(3)
Losses charged against the reserve	-	-	-	(1)
Balance, end of period	$11	21	11	21

The following tables provide a rollforward of unresolved claims by claimant type for the six months ended:

	GSE		Private Label

June 30, 2017 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	13	$2	-	$-
New demands	58	8	-	-
Loan paydowns/payoffs	(1)	-	-	-
Resolved demands	(54)	(8)	-	-
Balance, end of period	16	$2	-	$-

	GSE		Private Label
June 30, 2016 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	16	$4	2	$-
New demands	142	10	3	-
Loan paydowns/payoffs	(6)	(1)	-	-
Resolved demands	(134)	(9)	(4)	-
Balance, end of period	18	$4	1	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $344 million and $374 million at June 30, 2017 and December 31, 2016, respectively, and the delinquency rates were 2.7% and 3.2% at June 30, 2017 and December 31, 2016, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $6 million and $7 million at June 30, 2017 and December 31, 2016, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $14 million and $15 million at June 30, 2017 and December 31, 2016, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2017 and December 31, 2016.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 21 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2017, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $98 million at June 30, 2017 and $91 million at December 31, 2016. Refer to Note 12 and Note 21 for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. In rejecting the settlement, the appellate court found that counsel for plaintiffs was conflicted and thus could not adequately represent the plaintiff-class members of the separate monetary and injunctive relief settlement classes. The appellate court decertified the settlement classes, ordered that the case return to the trial court and directed the trial court to appoint separate counsel for the separate plaintiff classes. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. Refer to Note 16 for further information.

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

Nina Investments, LLC v. Fifth Third Bank

On July 5, 2012, Nina Investments, LLC (“Nina”) filed a lawsuit against Fifth Third Bank (Nina Investments, LLC. v. Fifth Third Bank, et al.) in the Circuit Court of Cook County, Illinois, alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. In 2015, the court dismissed Fifth Third’s contract and fraud claims against certain defendants. On March 17, 2017, after hearing motions for summary judgment, the court dismissed, in part, Nina’s fraud claims against Fifth Third, Fifth Third’s claims against the other defendants and Fifth Third’s claim for fraudulent conveyance against Nina. On June 9, 2017, the parties entered into a confidential settlement agreement fully and finally resolving their respective claims in this action within existing accruals for this matter and before accounting for any recovery on related insurance policies. The Court entered an order dismissing the matter with prejudice on June 20, 2017.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks unspecified monetary damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. On January 5, 2016, the Court denied Fifth Third’s motion to dismiss. Trial is currently scheduled for January 16, 2018. On May 11, 2017, another trust beneficiary filed a separate lawsuit against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (F. David Clarke, III v. Fifth Third Bank). Fifth Third moved to consolidate the two cases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 2, 2012, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. Fifth Third filed a motion to transfer venue to the United States District Court for the Southern District of Ohio on April 7, 2016, which was denied on December 29, 2016. Discovery was stayed pending the Court’s ruling on the motion to transfer. No trial date has been scheduled.

The Champions Home Owners Association, Inc. v. Jeffrey D. Quammen, et al.

On July 12, 2017, Fifth Third Bank and Royce Pulliam, P&P Real Estate, LLC and Global Fitness Holdings, LLC (“Plaintiffs”) entered into a settlement agreement pursuant to which the Plaintiffs paid Fifth Third Bank $2.2 million following a 2017 bench trial and ruling and award in favor of Fifth Third Bank in the Circuit Court of Jessamine County, Kentucky. The Plaintiffs had filed their cross-complaint against Fifth Third Bank on September 12, 2013, alleging that Fifth Third Bank breached a contract to provide commercial funding for Plaintiffs’ national fitness franchise. The Plaintiffs claimed to have sustained over $50 million in damages from the alleged contract breach. Fifth Third Bank denied that any breach of contract occurred, and further asserted that Plaintiffs executed multiple releases waiving the claims at issue in the litigation.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $26 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Income Taxes

The applicable income tax expense was $127 million and $103 million for the three months ended June 30, 2017 and 2016, respectively, and was $218 million and $212 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 were 25.9% and 23.9%, respectively, and were 24.5% for both the six months ended June 30, 2017 and 2016. Net tax deficiencies of $5 million and $6 million were reclassified from capital surplus to applicable income tax expense for the three and six months ended June 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016. The increase in the effective tax rate for the three months ended June 30, 2017 compared to the same period in the prior year was primarily the result of a tax benefit that was recorded in the second quarter of 2016 related to a change in the estimated deductibility of a prior expense.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total OCI			Total AOCI
June 30, 2017 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	148	(55)	93
Reclassification adjustment for net gains on available-for-sale securities included in net income		-	-	-
Net unrealized gains on available-for-sale securities		148	(55)	93	117	93	210

Unrealized holding gains on cash flow hedge derivatives arising during period		8	(3)	5
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(6)	2	(4)
Net unrealized gains on cash flow hedge derivatives		2	(1)	1	2	1	3

Reclassification of amounts to net periodic benefit costs		2	(1)	1
Defined benefit pension plans, net		2	(1)	1	(51)	1	(50)
Total	$	152	(57)	95	68	95	163

		Total OCI			Total AOCI
June 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	309	(109)	200
Reclassification adjustment for net gains on available-for-sale securities included in net income		(8)	2	(6)
Net unrealized gains on available-for-sale securities		301	(107)	194	685	194	879

Unrealized holding gains on cash flow hedge derivatives arising during period		26	(9)	17
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(12)	4	(8)
Net unrealized gains on cash flow hedge derivatives		14	(5)	9	61	9	70

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(62)	2	(60)
Total	$	318	(113)	205	684	205	889

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the six months ended:

		Total OCI			Total AOCI
June 30, 2017 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	170	(62)	108
Reclassification adjustment for net losses on available-for-sale securities included in net income		2	(1)	1
Net unrealized gains on available-for-sale securities		172	(63)	109	101	109	210

Unrealized holding gains on cash flow hedge derivatives arising during period		3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives		(11)	4	(7)	10	(7)	3

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(52)	2	(50)
Total	$	164	(60)	104	59	104	163

		Total OCI			Total AOCI
June 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	1,004	(352)	652
Reclassification adjustment for net gains on available-for-sale securities included in net income		(16)	5	(11)
Net unrealized gains on available-for-sale securities		988	(347)	641	238	641	879

Unrealized holding gains on cash flow hedge derivatives arising during period		100	(35)	65
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(26)	9	(17)
Net unrealized gains on cash flow hedge derivatives		74	(26)	48	22	48	70

Reclassification of amounts to net periodic benefit costs		5	(2)	3
Defined benefit pension plans, net		5	(2)	3	(63)	3	(60)
Total	$	1,067	(375)	692	197	692	889

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2017	2016	2017	2016

Net unrealized gains on available-for-sale securities:(b)
Net (losses) gains included in net income	Securities gains, net	$-	8	(2)	16
	Income before income taxes	-	8	(2)	16
	Applicable income tax expense	-	(2)	1	(5)
	Net income	-	6	(1)	11

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	6	12	14	26
	Income before income taxes	6	12	14	26
	Applicable income tax expense	(2)	(4)	(5)	(9)
	Net income	4	8	9	17

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(2)	(3)	(3)	(5)
	Income before income taxes	(2)	(3)	(3)	(5)
	Applicable income tax expense	1	1	1	2
	Net income	(1)	(2)	(2)	(3)
Total reclassifications for the period	Net income	$3	12	6	25
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2017			2016(a)
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$344			305
Less: Income allocated to participating securities	4			3
Net income allocated to common shareholders	$340	741	0.46	302	759	0.40
Earnings Per Diluted Share:
Net income available to common shareholders	$344			305
Effect of dilutive securities:
Stock-based awards	-	11		-	6
Net income available to common shareholders plus assumed conversions	344			305
Less: Income allocated to participating securities	4			3
Net income allocated to common shareholders plus assumed conversions	$340	752	0.45	302	765	0.39
(a)

A net tax deficiency of $5 was reclassified from capital surplus to applicable income tax expense and average common shares outstanding - diluted were adjusted for the three months ended June 30, 2016 related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

	2017			2016(a)
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$634			616
Less: Income allocated to participating securities	7			6
Net income allocated to common shareholders	$627	745	0.84	610	766	0.80
Earnings Per Diluted Share:
Net income available to common shareholders	$634			616
Effect of dilutive securities:
Stock-based awards	-	12		-	5
Net income available to common shareholders plus assumed conversions	634			616
Less: Income allocated to participating securities	7			6
Net income allocated to common shareholders plus assumed conversions	$627	757	0.83	610	771	0.79
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense and average common shares outstanding - diluted were adjusted for the six months ended June 30, 2016 related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2017 excludes 4 million and 5 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2016 excludes 22 million and 24 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and six months ended June 30, 2017 excludes the impact of the forward contract related to the May 1, 2017 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the second quarter of 2017, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of June 30, 2017, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using

June 30, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$69	-	-	69
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,177	-	16,177
Agency commercial mortgage-backed securities	-	9,262	-	9,262
Non-agency commercial mortgage-backed securities	-	3,364	-	3,364
Asset-backed securities and other debt securities	-	2,206	-	2,206
Equity securities(a)	89	1	-	90

Available-for-sale and other securities(a)	158	31,055	-	31,213
Trading securities:
U.S. Treasury and federal agencies securities	-	20	-	20
Obligations of states and political subdivisions securities	-	27	-	27
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	413	-	413
Asset-backed securities and other debt securities	-	30	-	30
Equity securities	352	-	-	352

Trading securities	352	490	-	842
Residential mortgage loans held for sale	-	674	-	674
Residential mortgage loans(b)	-	-	142	142
MSRs(f)	-	-	849	849
Derivative assets:
Interest rate contracts	3	555	14	572
Foreign exchange contracts	-	118	-	118
Commodity contracts	39	51	-	90

Derivative assets(d)	42	724	14	780

Total assets	$552	32,943	1,005	34,500

Liabilities:
Derivative liabilities:
Interest rate contracts	$3	161	5	169
Foreign exchange contracts	-	133	-	133
Equity contracts	-	-	98	98
Commodity contracts	7	84	-	91

Derivative liabilities(e)	10	378	103	491
Short positions(e)	17	5	-	22

Total liabilities	$27	383	103	513

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $360 and $2, respectively, at June 30, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and six months ended June 30, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(f)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and were measured under the amortization method at December 31, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$471	78	-	549
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,608	-	15,608
Agency commercial mortgage-backed securities	-	9,055	-	9,055
Non-agency commercial mortgage-backed securities	-	3,112	-	3,112
Asset-backed securities and other debt securities	-	2,116	-	2,116
Equity securities(a)	90	1	-	91

Available-for-sale and other securities(a)	561	30,015	-	30,576
Trading securities:
U.S. Treasury and federal agencies securities	-	23	-	23
Obligations of states and political subdivisions securities	-	39	-	39
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	8	-	8
Asset-backed securities and other debt securities	-	15	-	15
Equity securities	325	-	-	325

Trading securities	325	85	-	410
Residential mortgage loans held for sale	-	686	-	686
Residential mortgage loans(b)	-	-	143	143
Derivative assets:
Interest rate contracts	20	715	13	748
Foreign exchange contracts	-	202	-	202
Commodity contracts	22	85	-	107

Derivative assets(d)	42	1,002	13	1,057

Total assets	$928	31,788	156	32,872

Liabilities:
Derivative liabilities:
Interest rate contracts	$3	257	5	265
Foreign exchange contracts	-	204	-	204
Equity contracts	-	-	91	91
Commodity contracts	27	79	-	106

Derivative liabilities(e)	30	540	96	666
Short positions(e)	17	4	-	21

Total liabilities	$47	544	96	687

(a)	Excludes FHLB, FRB, and DTCC restricted stock holdings totaling $248, $358 and $1, respectively, at December 31, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2017 and December 31, 2016, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the IRLCs at June 30, 2017 was $14 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $6 million and $12 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $7 million and $15 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The Bancorp previously held a warrant, which was fully exercised in 2016, associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International. The fair value of the warrant was calculated in conjunction with a third party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contained the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and unobservable inputs, such as expected term and expected volatility.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended June 30, 2017 ($ in millions)	Residential Mortgage Loans	MSRs(d)	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value

Balance, beginning of period	$141	776	11	(97)	831
Total gains (losses) (realized/unrealized):
Included in earnings	1	(47)	26	(9)	(29)
Purchases/originations	-	120	-	-	120
Settlements	(4)	-	(28)	8	(24)
Transfers into Level 3(b)	4	-	-	-	4

Balance, end of period	$142	849	9	(98)	902

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017(c)	$1	(47)	14	(9)	(41)

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $5, respectively, as of June 30, 2017.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and were measured under the amortization method at December 31, 2016.

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

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the six months ended June 30, 2017 ($ in millions)	Residential Mortgage Loans	MSRs(d)	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total gains (losses) (realized/unrealized):
Included in earnings	1	(70)	49	(22)	(42)
Purchases/originations	-	175	(1)	-	174
Settlements	(9)	-	(47)	15	(41)
Transfers into Level 3(b)	7	-	-	-	7

Balance, end of period	$142	849	9	(98)	902

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017(c)	$1	(70)	15	(22)	(76)

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $5, respectively, as of June 30, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and were measured under the amortization method at December 31, 2016.

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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Mortgage banking net revenue	$(21)	44	(21)	86
Corporate banking revenue	1	-	1	1
Other noninterest income	(9)	(31)	(22)	16
Total (losses) gains	$(29)	13	(42)	103

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2017 and 2016 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Mortgage banking net revenue	$(33)	34	(55)	36
Corporate banking revenue	1	-	1	1
Other noninterest income	(9)	(31)	(22)	16
Total (losses) gains	$(41)	3	(76)	53

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$142	Loss rate model	Interest rate risk factor Credit risk factor	(9.6) - 15.0% 0 - 46.2%	2.9% 1.0%
MSRs	849	Discounted cash flow	Prepayment speed	1.2-100%	(Fixed) 11.5% (Adjustable) 24.8%
			OAS spread (bps)	430-1,515	(Fixed) 530 (Adjustable) 773
IRLCs, net	14	Discounted cash flow	Loan closing rates	9.6 - 96.8%	73.0%
Swap associated with the sale of Visa, Inc. Class B Shares	(98)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/2019 - 12/31/2022	NM

As of June 30, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$154	Loss rate model	Interest rate risk factor Credit risk factor	(5.2) -16.3% 0 - 80.5%	5.0% 1.1%
IRLCs, net	34	Discounted cash flow	Loan closing rates	5.3 - 94.0%	75.5%
Stock warrant associated with Vantiv Holding, LLC	327	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 13.0 21.6 - 27.4%	5.8 24.3%
Swap associated with the sale of Visa, Inc. Class B Shares	(99)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	NM
(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2017 and 2016 and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2017 and 2016, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses	Total Losses
As of June 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Commercial loans held for sale	$-	-	45	45	(13)	(32)
Commercial and industrial loans	-	-	405	405	(32)	(58)
Commercial mortgage loans	-	-	26	26	(9)	(11)
Commercial leases	-	-	3	3	(1)	(2)
OREO	-	-	11	11	(1)	(5)
Bank premises and equipment	-	-	16	16	(2)	(5)
Operating lease equipment	-	-	56	56	-	(20)
Total	$-	-	562	562	(58)	(133)

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
					For the three months	For the six months
As of June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	ended June 30, 2016	ended June 30, 2016
Commercial loans held for sale	$-	-	20	20	(5)	(7)
Commercial and industrial loans	-	-	426	426	(19)	(66)
Commercial mortgage loans	-	-	67	67	(7)	(1)
Commercial construction loans	-	-	-	-	-	2
Commercial leases	-	-	3	3	(1)	(1)
MSRs(a)	-	-	621	621	(45)	(131)
OREO	-	-	38	38	(6)	(9)
Bank premises and equipment	-	-	20	20	2	2
Operating lease equipment	-	-	38	38	(5)	(5)
Total	$-	-	1,233	1,233	(86)	(216)
(a)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and were measured under the amortization method at June 30, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$45	Appraised value	Appraised value	NM	NM
Commercial and industrial loans	405	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	26	Appraised value	Collateral value	NM	NM
Commercial leases	3	Appraised value	Collateral value	NM	NM
OREO	11	Appraised value	Appraised value	NM	NM
Bank premises and equipment	16	Appraised value	Appraised value	NM	NM
Operating lease equipment	56	Appraised value	Appraised value	NM	NM

As of June 30, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$20	Appraised value	Appraised Value Costs to sell	NM NM	NM 10.0%
Commercial and industrial loans	426	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	67	Appraised value	Collateral value	NM	NM
Commercial construction loans	-	Appraised value	Collateral value	NM	NM
Commercial leases	3	Appraised value	Collateral value	NM	NM
MSRs	621	Discounted cash flow	Prepayment speed	0-100%	(Fixed) 15.0% (Adjustable) 26.9%
			OAS spread (bps)	404-1,515	(Fixed) 648 (Adjustable) 762
OREO	38	Appraised value	Appraised value	NM	NM
Bank premises and equipment	20	Appraised value	Appraised value	NM	NM
Operating lease equipment	38	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the three and six months ended June 30, 2017, the Bancorp transferred $57 million and $75 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. During the three and six months ended June 30, 2016, the Bancorp transferred $20 million and $25 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. There were $13 million and $30 million of fair value adjustments for the three and six months ended June 30, 2017, respectively. There were $5 million of fair value adjustments for both the three and six months ended June 30, 2016. The fair value adjustments were generally based on appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial for both the three and six months ended June 30, 2017 and 2016, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of losses on the sale of commercial loans held for sale during both the three months ended June 30, 2017 and 2016. The Bancorp recognized $2 million in losses on the sale of commercial loans held for sale for both the six months ended June 30, 2017 and 2016.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business, review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department reviews all loan appraisal values, carry values and vintages. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments when a discounted future cash flow valuation technique is employed.

Commercial loans held for investment

During the three and six months ended June 30, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at June 30, 2017 and under the amortization method at December 31, 2016. Mortgage interest rates decreased during the six months ended June 30, 2016 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. Refer to the MSRs section of the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion for additional information.

OREO

During the three and six months ended June 30, 2017 and 2016, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $1 million and $3 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2017, respectively, and $3 million and $5 million for the three and six months ended June 30, 2016, respectively. These losses also included an immaterial amount of losses and $2 million in losses for the three and six months ended June 30, 2017, respectively, and $3 million and $4 million in losses for the three and six months ended June 30, 2016, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During both the three and six months ended June 30, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Bancorp recorded net losses of an immaterial amount and $20 million for the three and six months ended June 30, 2017, respectively, and net losses of $5 million for both the three and six months ended June 30, 2016 as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on impairment charges related to certain operating lease equipment.

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

Fair value changes recognized in earnings for instruments held at June 30, 2017 and 2016 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $26 million and $45 million for the six months ended June 30, 2017 and 2016, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at June 30, 2017 and December 31, 2016, respectively. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2017
Residential mortgage loans measured at fair value	$816	790	26
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
December 31, 2016
Residential mortgage loans measured at fair value	$829	823	6
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2017 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,203	2,203	-	-	2,203
Other securities	610	-	610	-	610
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,163	2,163	-	-	2,163
Loans held for sale	92	-	-	94	94
Portfolio loans and leases:
Commercial and industrial loans	40,215	-	-	41,425	41,425
Commercial mortgage loans	6,781	-	-	6,729	6,729
Commercial construction loans	4,349	-	-	4,349	4,349
Commercial leases	4,143	-	-	3,885	3,885
Residential mortgage loans	15,225	-	-	15,921	15,921
Home equity	7,250	-	-	7,757	7,757
Automobile loans	9,277	-	-	9,023	9,023
Credit card	2,018	-	-	2,374	2,374
Other consumer loans and leases	930	-	-	977	977
Unallocated ALLL	(110)	-	-	-	-
Total portfolio loans and leases, net	$90,078	-	-	92,440	92,440
Financial liabilities:
Deposits	$101,880	-	101,855	-	101,855
Federal funds purchased	117	117	-	-	117
Other short-term borrowings	5,389	-	5,389	-	5,389
Long-term debt	13,456	13,565	564	-	14,129

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2016 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,392	2,392	-	-	2,392
Other securities	607	-	607	-	607
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,754	2,754	-	-	2,754
Loans held for sale	65	-	-	65	65
Portfolio loans and leases:
Commercial and industrial loans	40,958	-	-	41,976	41,976
Commercial mortgage loans	6,817	-	-	6,735	6,735
Commercial construction loans	3,887	-	-	3,853	3,853
Commercial leases	3,959	-	-	3,651	3,651
Residential mortgage loans	14,812	-	-	15,415	15,415
Home equity	7,637	-	-	8,421	8,421
Automobile loans	9,941	-	-	9,640	9,640
Credit card	2,135	-	-	2,503	2,503
Other consumer loans and leases	668	-	-	678	678
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$90,702	-	-	92,872	92,872
Financial liabilities:
Deposits	$103,821	-	103,811	-	103,811
Federal funds purchased	132	132	-	-	132
Other short-term borrowings	3,535	-	3,535	-	3,535
Long-term debt	14,388	14,288	545	-	14,833

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

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,157 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$415	437	59	37	(9)	-	939
Provision for (benefit from) loan and lease losses	22	39	7	(1)	(15)	-	52
Net interest income after provision for loan and lease losses	393	398	52	38	6	-	887
Total noninterest income	228	189 (b)	62	101	17	(33)(a)	564
Total noninterest expense	345	399	123	110	13	(33)	957
Income (loss) before income taxes	276	188	(9)	29	10	-	494
Applicable income tax expense (benefit)	49	66	(3)	10	5	-	127
Net income (loss)	227	122	(6)	19	5	-	367
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	-	-
Net income (loss) attributable to Bancorp	227	122	(6)	19	5	-	367
Dividends on preferred stock	-	-	-	-	23	-	23
Net income (loss) available to common shareholders	$227	122	(6)	19	(18)	-	344
Total goodwill	$613	1,655	-	155	-	-	2,423
Total assets	$57,766	57,378	22,442	8,241	(4,760)(c)	-	141,067
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $2 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes bank premises and equipment of $41 classified as held for sale. For more information refer to Note 7.

June 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other(e)	Eliminations	Total(e)
Net interest income	$460	433	62	44	(97)	-	902
Provision for loan and lease losses	72	35	9	1	(26)	-	91
Net interest income after provision for loan and lease losses	388	398	53	43	(71)	-	811
Total noninterest income	236 (c)	214 (b)	80	100	3	(34)(a)	599
Total noninterest expense	355	409	122	108	23	(34)	983
Income (loss) before income taxes	269	203	11	35	(91)	-	427
Applicable income tax expense	43	71	4	12	(27)	-	103
Net income (loss)	226	132	7	23	(64)	-	324
Less: Net income attributable to noncontrolling interests	-	-	-	-	(4)	-	(4)
Net income (loss) attributable to Bancorp	226	132	7	23	(60)	-	328
Dividends on preferred stock	-	-	-	-	23	-	23
Net income (loss) available to common shareholders	$226	132	7	23	(83)	-	305
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$60,042	54,220	22,598	8,399	(1,634)(d)	-	143,625
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $1 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $5 for operating lease equipment. For more information refer to Note 8 and Note 21.
(d)	Includes bank premises and equipment of $52 classified as held for sale. For more information refer to Note 7.
(e)

A net tax deficiency of $5 was reclassified from capital surplus to applicable income tax expense for the three months ended June 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$839	867	120	75	(29)		-	1,872
Provision for loan and lease losses	29	80	22	3	(8)		-	126
Net interest income after provision for loan and lease losses	810	787	98	72	(21)		-	1,746
Total noninterest income	429 (c)	374 (b)	116	209	26		(67)(a)	1,087
Total noninterest expense	714	801	241	224	30		(67)	1,943
Income (loss) before income taxes	525	360	(27)	57	(25)		-	890
Applicable income tax expense (benefit)	88	127	(10)	20	(7)		-	218
Net income (loss)	437	233	(17)	37	(18)		-	672
Less: Net income attributable to noncontrolling interests	-	-	-	-	-		-	-
Net income (loss) attributable to Bancorp	437	233	(17)	37	(18)		-	672
Dividends on preferred stock	-	-	-	-	38		-	38
Net income (loss) available to common shareholders	$437	233	(17)	37	(56)		-	634
Total goodwill	$613	1,655	-	155	-		-	2,423
Total assets	$57,766	57,378	22,442	8,241	(4,760	)(d)	-	141,067
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $5 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 8 and Note 21.
(d)	Includes bank premises and equipment of $41 classified as held for sale. For more information refer to Note 7.

June 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other(e)		Eliminations	Total(e)
Net interest income	$911	859	122	87	(174)		-	1,805
Provision for loan and lease losses	137	69	21	1	(18)		-	210
Net interest income after provision for loan and lease losses	774	790	101	86	(156)		-	1,595
Total noninterest income	457 (c)	401 (b)	164	202	78		(67)(a)	1,235
Total noninterest expense	716	820	240	215	44		(67)	1,968
Income before income taxes	515	371	25	73	(122)		-	862
Applicable income tax expense	77	131	9	25	(30)		-	212
Net income	438	240	16	48	(92)		-	650
Less: Net income attributable to noncontrolling interests	-	-	-	-	(4)		-	(4)
Net income attributable to Bancorp	438	240	16	48	(88)		-	654
Dividends on preferred stock	-	-	-	-	38		-	38
Net income available to common shareholders	$438	240	16	48	(126)		-	616
Total goodwill	$613	1,655	-	148	-		-	2,416
Total assets	$60,042	54,220	22,598	8,399	(1,634	)(d)	-	143,625
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $3 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $5 for operating lease equipment. For more information refer to Note 8 and Note 21.
(d)	Includes bank premises and equipment of $52 classified as held for sale. For more information refer to Note 7.
(e)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the six months ended June 30, 2016 related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

23. Subsequent Event

On August 7, 2017, Fifth Third Bancorp and Fifth Third Bank entered into a transaction agreement with Vantiv, Inc. and Vantiv Holding, LLC under which Fifth Third Bank has agreed to exercise its right to exchange 19,790,000 of its Class B Units in Vantiv Holding, LLC for 19,790,000 shares of Vantiv, Inc.’s Class A Common Stock and Vantiv, Inc. has agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017. The share repurchase is conditioned on Vantiv, Inc. publishing a firm offer to acquire Worldpay Group plc. and is subject to termination, if among other things, the firm offer is not made by August 31, 2017.

During the third quarter of 2017, the Bancorp expects to recognize a pre-tax gain of approximately $1.0 billion related to these transactions. Following the share repurchase, the Bancorp is expected to beneficially own approximately 8.6% of Vantiv Holding, LLC’s equity through its ownership of approximately 15.3 million Class B Units of Vantiv Holding, LLC.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2017 to any of the risk factors as previously disclosed in the Bancorp’s most recent annual report as filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2017.

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

4.1

Fifth Supplemental Indenture dated as of June 15, 2017 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.

4.2	Form of 2.600% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
10.1	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.2

Supplemental Confirmation dated April 26, 2017, to Master Confirmation, dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent.**

10.3	Restricted Stock Unit Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan.*
10.4	Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015.*
10.5	First Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013.*
10.6	Second Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

**An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 8, 2017

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer