Form 10-Q
period 2017-09-30
FIFTH THIRD BANCORP
filed 2017-11-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 705,581,268 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2017.

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

FICA: Federal Insurance Contributions Act

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2017	2016(h)	Change	2017	2016(h)	Change

Income Statement Data
Net interest income (U.S. GAAP)	$970	907	7	$2,842	2,712	5
Net interest income (FTE)(a)(b)	977	913	7	2,861	2,730	5
Noninterest income	1,561	840	86	2,648	2,075	28
Total revenue(a)	2,538	1,753	45	5,509	4,805	15
Provision for loan and lease losses	67	80	(16)	193	289	(33)
Noninterest expense	975	973	-	2,918	2,942	(1)
Net income attributable to Bancorp	1,014	516	97	1,685	1,170	44
Net income available to common shareholders	999	501	99	1,633	1,118	46

Common Share Data
Earnings per share - basic	$1.37	0.66	NM	$2.19	1.45	51
Earnings per share - diluted	1.35	0.65	NM	2.16	1.44	50
Cash dividends declared per common share	0.16	0.13	23	0.44	0.39	13
Book value per share	21.30	20.44	4	21.30	20.44	4
Market value per share	27.98	20.46	37	27.98	20.46	37

Financial Ratios
Return on average assets	2.85%	1.44	98	1.60%	1.10	45
Return on average common equity	25.6	12.8	100	14.3	9.8	46
Return on average tangible common equity(b)	30.4	15.2	100	17.0	11.6	47
Dividend payout ratio	11.7	19.7	(41)	20.1	26.9	(25)
Average total Bancorp shareholders’ equity as a percent of average assets	11.93	11.83	1	11.83	11.67	1
Tangible common equity as a percent of tangible assets(b)	8.89	8.78	1	8.89	8.78	1
Net interest margin(a)(b)	3.07	2.88	7	3.03	2.88	5
Efficiency(a)(b)	38.4	55.5	(31)	53.0	61.2	(13)

Credit Quality
Net losses charged-off	$68	107	(36)	$221	289	(24)
Net losses charged-off as a percent of average portfolio loans and leases	0.29%	0.45	(36)	0.32%	0.41	(22)
ALLL as a percent of portfolio loans and leases	1.31	1.37	(4)	1.31	1.37	(4)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.48	1.54	(4)	1.48	1.54	(4)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60	0.75	(20)	0.60	0.75	(20)

Average Balances
Loans and leases, including held for sale	$92,617	94,417	(2)	$92,686	94,434	(2)
Total securities and other short-term investments	33,826	31,675	7	33,497	31,763	5
Total assets	140,992	142,726	(1)	140,495	142,410	(1)
Transaction deposits(d)	94,927	94,855	-	95,916	94,821	1
Core deposits(e)	98,649	98,875	-	99,680	98,854	1
Wholesale funding(f)	21,529	22,236	(3)	20,450	22,418	(9)
Bancorp shareholders’ equity	16,820	16,883	-	16,623	16,615	-

Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.59%	10.17	4	10.59%	10.17	4
Tier I risk-based capital(g)	11.72	11.27	4	11.72	11.27	4
Total risk-based capital(g)	15.16	14.88	2	15.16	14.88	2
Tier I leverage	9.97	9.80	2	9.97	9.80	2
CET1 capital (fully phased-in)(b)(g)	10.47	10.09	4	10.47	10.09	4
Modified LCR	124	115	8	124	115	8

(a)

Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2017 and 2016 was $7 and $6, respectively, and for the nine months ended September 30, 2017 and 2016 was $19 and $18, respectively.

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

(h)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, and average common shares outstanding – diluted were adjusted for the three and nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2017, the Bancorp had $142.3 billion in assets and operated 1,155 full-service banking centers and 2,465 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 8.6% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $219 million at September 30, 2017.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2017, net interest income on an FTE basis and noninterest income provided 38% and 62% of total revenue, respectively. For the nine months ended September 30, 2017, net interest income on an FTE basis and noninterest income provided 52% and 48% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and nine months ended September 30, 2017. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, other short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of loss on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as loan defaults and inadequate collateral.

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

Vantiv, Inc. Share Sale

On August 7, 2017, Fifth Third Bancorp and Fifth Third Bank entered into a transaction agreement with Vantiv, Inc. and Vantiv Holding, LLC under which Fifth Third Bank agreed to exercise its right to exchange 19.79 million of its Class B Units in Vantiv Holding, LLC for 19.79 million shares of Vantiv, Inc.’s Class A Common Stock and Vantiv, Inc. agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017.

As a result of these transactions, the Bancorp recognized a gain of approximately $1.0 billion during the third quarter of 2017. Following the share repurchase, the Bancorp beneficially owns approximately 8.6% of Vantiv Holding, LLC’s equity through its ownership of approximately 15.25 million Class B Units of Vantiv Holding, LLC. The Bancorp continues to account for this investment under the equity method given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp. For more information, refer to Note 19 of the Notes to Condensed Consolidated Financial Statements.

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2017, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For more information on the accelerated share repurchase program, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2017, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement		Total Shares Repurchased		Settlement Date

December 20, 2016	$155	4,843,750	1,044,362		5,888,112		February 6, 2017
May 1, 2017	342	11,641,971	2,248,250		13,890,221		July 31, 2017
August 17, 2017	990	31,540,480	(a	)	(a	)	(a)

(a)	The settlement of the transaction is expected to occur on or before December 18, 2017.

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

Automobile Loan Securitization

In a securitization transaction that occurred in September of 2017, the Bancorp transferred $1.1 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $750 million of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. Additionally, as discussed in Note 11, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. For additional information on this automobile loan securitization, refer to Note 11 and Note 15 of the Notes to Condensed Consolidated Financial Statements.

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2017 was $999 million, or $1.35 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2016 was $501 million, or $0.65 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2017 was $1.6 billion, or $2.16 per diluted share, which was net of $52 million in preferred stock dividends. For the nine months ended September 30, 2016, the Bancorp’s net income available to common shareholders was $1.1 billion, or $1.44 per diluted share, which was net of $52 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $977 million and $2.9 billion for the three and nine months ended September 30, 2017, respectively, an increase of $64 million and $131 million compared to the same periods in the prior year. For both the three and nine months ended September 30, 2017, net interest income was positively impacted by increases in yields on average loans and leases, increases in average taxable securities and decreases in average long-term debt. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee in December 2016, March 2017 and June 2017 to raise the target range of federal funds rate 25 bps and a favorable consumer loan mix shift. These positive impacts were partially offset by decreases in average loans and leases and increases in the rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits during both the three and nine months ended September 30, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.07% and 3.03% for the three and nine months ended September 30, 2017, respectively compared to 2.88% for both periods in the prior year.

Noninterest income increased $721 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to an increase in other noninterest income, partially offset by a decrease in corporate banking revenue. Other noninterest income increased $740 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the gain on sale of Vantiv, Inc. shares, a decrease in the net losses on disposition and impairment of bank premises and equipment and an increase in private equity investment income. These benefits were partially offset by the impact of income from the TRA transactions associated with Vantiv, Inc. during the third quarter of 2016, as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares and a decrease in equity method income from the Bancorp’s interest in Vantiv Holding, LLC during the three months ended September 30, 2017. Corporate banking revenue decreased $10 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to a decrease in lease remarketing fees.

Noninterest income increased $573 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in other noninterest income, partially offset by decreases in corporate banking revenue and mortgage banking net revenue. Other noninterest income increased $685 million during the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the gain on sale of Vantiv, Inc. shares, an increase in private equity investment income and a decrease in the net losses on disposition and impairment of bank premises and equipment. These benefits were partially offset by the impact of certain transactions that occurred during the nine months ended September 30, 2016 which included the impact of income from the TRA transactions associated with Vantiv, Inc., positive valuation adjustments on the warrant associated with Vantiv Holding, LLC and the gains on the sale of certain retail branch operations. The nine months ended September 30, 2017 also included a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC and an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Corporate banking revenue decreased $54 million during the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to decreases in lease remarketing fees, foreign exchange fees and letter of credit fees. Mortgage banking net revenue decreased $49 million during the nine months ended September 30, 2017 compared to the same period in the prior year primarily driven by a decrease in origination fees and gains on loan sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $2 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to increases in personnel costs partially offset by a decrease in other noninterest expense. Personnel costs increased $6 million for the three months ended September 30, 2017 compared to the same period in the prior year driven by an increase in base compensation primarily due to personnel additions in information technology. Other noninterest expense decreased $8 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to the benefit from the reserve for unfunded commitments and a decrease in donations expense and loan and lease expense, partially offset by increases in losses and adjustments and marketing expense.

Noninterest expense decreased $24 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to decreases in other noninterest expense, card and processing expense and net occupancy expense, partially offset by an increase in personnel costs. Other noninterest expense decreased $28 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the benefit from the reserve for unfunded commitments and decreases in impairment on affordable housing investments, loan and lease expense, donations expense, and losses and adjustments, partially offset by increases in professional service fees and marketing expense. Card and processing expense decreased $6 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the impact of renegotiated service contracts. Net occupancy expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year due to lower rent expense driven by a reduction in the number of full-service banking centers and ATM locations. These items were partially offset by an increase in personnel costs of $17 million for the nine months ended September 30, 2017 compared to the same period in the prior year driven by increases in long-term incentive compensation, base compensation and medical and FICA expenses, partially offset by a decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $67 million and $193 million for the three and nine months ended September 30, 2017, respectively, compared to $80 million and $289 million for the comparable periods in 2016. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.29% during the three months ended September 30, 2017 compared to 0.45% during the same period in the prior year and decreased to 0.32% for the nine months ended September 30, 2017 compared to 0.41% for the same period in the prior year. At September 30, 2017, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.60% compared to 0.80% at December 31, 2016. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of September 30, 2017, as calculated under the Basel III transition provisions, the CET1 capital ratio was 10.59%, the Tier I risk-based capital ratio was 11.72%, the Total risk-based capital ratio was 15.16% and the Tier I leverage ratio was 9.97%.

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

The following table reconciles the non-GAAP financial measures of net interest income, net interest margin and the efficiency ratio on an FTE basis to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Net Interest Income, Net Interest Margin and Efficiency Ratio on an FTE Basis

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016

Net interest income (U.S. GAAP)	$	970	907	2,842	2,712
Add: FTE adjustment		7	6	19	18

Net interest income on an FTE basis (1)	$	977	913	2,861	2,730
Net interest income on an FTE basis (annualized) (2)		3,876	3,632	3,815	3,640

Noninterest income (3)	$	1,561	840	2,648	2,075
Noninterest expense (4)		975	973	2,918	2,942
Average interest-earning assets (5)		126,443	126,092	126,183	126,197

Ratios:
Net interest margin on an FTE basis (2) / (5)		3.07%	2.88	3.03	2.88
Efficiency ratio on an FTE basis (4) / (1) + (3)		38.4	55.5	53.0	61.2

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measure - Income Before Income Taxes on an FTE Basis

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016

Income before income taxes (U.S. GAAP)	$	1,489	694	2,379	1,556
Add: FTE adjustment		7	6	19	18

Income before income taxes on an FTE basis	$	1,496	700	2,398	1,574

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016(a)

Net income available to common shareholders (U.S. GAAP)	$999	501	1,633	1,118
Add: Intangible amortization, net of tax	-	-	1	1

Tangible net income available to common shareholders	$999	501	1,634	1,119
Tangible net income available to common shareholders (annualized) (1)	3,963	1,993	2,179	1,492

Average Bancorp shareholders’ equity (U.S. GAAP)	$16,820	16,883	16,623	16,615
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill	(2,423)	(2,416)	(2,421)	(2,416)
Average intangible assets and other servicing rights	(18)	(10)	(15)	(10)

Average tangible common equity (2)	$13,048	13,126	12,856	12,858

Return on average tangible common equity (1) / (2)	30.4%	15.2	17.0	11.6

(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	September 30, 2017	December 31, 2016
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,360	16,205
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,423)	(2,416)
Intangible assets and other servicing rights	(18)	(10)
AOCI	(185)	(59)
Tangible common equity, excluding unrealized gains / losses (1)	12,403	12,389
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$13,734	13,720

Total Assets (U.S. GAAP)	$142,264	142,177
Less: Goodwill	(2,423)	(2,416)
Intangible assets and other servicing rights	(18)	(10)
AOCI, before tax	(285)	(91)
Tangible assets, excluding unrealized gains / losses (3)	$139,538	139,660

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.84%	9.82
Tangible common equity as a percentage of tangible assets (1) / (3)	8.89	8.87

Basel III Final Rule - Transition to Fully Phased-In
CET1 capital (transitional)	$12,443	12,426
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(4)	(4)
CET1 capital (fully phased-in) (4)	12,439	12,422
Risk-weighted assets (transitional)(b)	117,527	119,632
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	1,272	1,115
Risk-weighted assets (fully phased-in) (5)	$118,799	120,747
CET1 capital ratio under Basel III Final Rule (fully phased-in) (4) / (5)	10.47%	10.29
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

(c)	Primarily relates to higher risk-weighting for MSRs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016. Effective January 1, 2017, the Bancorp elected to adopt the fair value method of measuring all existing classes of its residential mortgage servicing rights as described below. Previously, the Bancorp had measured its servicing rights subsequent to initial recognition using the amortization method. There have been no other material changes to the valuation techniques or models during the nine months ended September 30, 2017.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights from time to time. Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights in these classes are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model.

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

For additional information on servicing rights, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2017 and 2016, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $977 million and $2.9 billion for the three and nine months ended September 30, 2017, respectively, an increase of $64 million and $131 million compared to the same periods in the prior year. Net interest income was positively impacted by an increase in yields on average loans and leases of 42 bps and 31 bps for the three and nine months ended September 30, 2017, respectively. Net interest income also benefited from increases in average taxable securities of $2.5 billion and $2.3 billion for the three and nine months ended September 30, 2017, respectively, and decreases in average long-term debt of $2.6 billion and $1.9 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee in December 2016, March 2017 and June 2017 to raise the target range of the federal funds rate 25 bps and a favorable consumer loan mix shift. These positive impacts were partially offset by decreases in average loans and leases and increases in the rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year. Average loans and leases decreased $1.8 billion and $1.7 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The rates paid on average other short-term borrowings increased 79 bps and 56 bps, respectively, for the three and nine months ended September 30, 2017 compared to the same periods in the prior year. The rates paid on average long-term debt increased 42 bps for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year. The rates paid on average interest-bearing core deposits increased 13 bps and 9 bps, respectively, for the three and nine months ended September 30, 2017 compared to the same periods in the prior year.

Net interest rate spread was 2.79% and 2.77% during the three and nine months ended September 30, 2017, respectively, compared to 2.66% and 2.68% in the same periods in the prior year. Yields on average interest-earning assets increased 28 bps and 21 bps for the three and nine months ended September 30, 2017, respectively, partially offset by a 15 bps and 12 bps increase in rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.07% and 3.03% for the three and nine months ended September 30, 2017, respectively, compared to 2.88% for both the three and nine months ended September 30, 2016. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread partially offset by a decrease in average free funding balances. The decrease in average free funding balances for both periods was driven by a decrease in average demand deposits of $1.1 billion and $729 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $83 million and $166 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase for both periods was driven by the previously mentioned increases in yields on average loans and leases, partially offset by decreases in average loans and leases. Average loans and leases decreased for both periods primarily due to decreases in average commercial and industrial loans and average automobile loans partially offset by an increase in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $13 million and $37 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $20 million and $45 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. These increases were primarily due to increases in the cost of average interest-bearing core deposits to 39 bps and 35 bps for the three and nine months ended September 30, 2017, respectively, from 26 bps for both the three and nine months ended September 30, 2016. The increase in the cost of average interest-bearing core deposits for both periods was primarily due to increases in the cost of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $12 million and $27 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to the previously mentioned increases in the rates paid on average other short-term borrowings and average long-term debt partially offset by the aforementioned decreases in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2017, average wholesale funding represented 25% and 24% of average interest-bearing liabilities, respectively, compared to 26% during both the three and nine months ended September 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2017			September 30, 2016			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,314	391	3.75%	$43,125	356	3.28%	$(14)	49	35
Commercial mortgage loans	6,814	66	3.85	6,891	57	3.31	-	9	9
Commercial construction loans	4,533	48	4.23	3,848	33	3.43	7	8	15
Commercial leases	4,079	28	2.70	3,963	26	2.64	1	1	2
Total commercial loans and leases	56,740	533	3.72	57,827	472	3.25	(6)	67	61
Residential mortgage loans	16,206	142	3.48	15,346	136	3.51	7	(1)	6
Home equity	7,207	80	4.39	7,918	75	3.76	(7)	12	5
Automobile loans	9,267	69	2.96	10,508	72	2.71	(9)	6	(3)
Credit card	2,140	63	11.63	2,165	56	10.34	-	7	7
Other consumer loans	1,057	18	6.89	653	11	6.90	7	-	7
Total consumer loans	35,877	372	4.12	36,590	350	3.80	(2)	24	22
Total loans and leases	$92,617	905	3.88%	$94,417	822	3.46%	$(8)	91	83
Securities:
Taxable	32,289	249	3.06	29,772	238	3.18	21	(10)	11
Exempt from income taxes(b)	65	1	5.33	76	1	4.91	-	-	-
Other short-term investments	1,472	4	1.16	1,827	2	0.44	(1)	3	2
Total interest-earning assets	$126,443	1,159	3.64%	$126,092	1,063	3.36%	$12	84	96
Cash and due from banks	2,227			2,289
Other assets	13,532			15,644
Allowance for loan and lease losses	(1,210)			(1,299)
Total assets	$140,992			$142,726
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$25,765	29	0.44%	$24,475	14	0.23%	$1	14	15
Savings deposits	13,889	2	0.06	14,232	2	0.04	(1)	1	-
Money market deposits	20,028	19	0.39	19,706	13	0.27	-	6	6
Foreign office deposits	395	-	0.21	524	-	0.17	-	-	-
Other time deposits	3,722	12	1.23	4,020	13	1.24	(1)	-	(1)
Total interest-bearing core deposits	63,799	62	0.39	62,957	42	0.26	(1)	21	20
Certificates $100,000 and over	2,625	9	1.38	2,768	8	1.28	-	1	1
Other deposits	560	2	1.16	749	1	0.41	-	1	1
Federal funds purchased	675	2	1.16	446	-	0.40	1	1	2
Other short-term borrowings	4,212	12	1.09	2,171	2	0.30	3	7	10
Long-term debt	13,457	95	2.82	16,102	97	2.40	(18)	16	(2)
Total interest-bearing liabilities	$85,328	182	0.85%	$85,193	150	0.70%	$(15)	47	32
Demand deposits	34,850			35,918
Other liabilities	3,973			4,704
Total liabilities	$124,151			$125,815
Total equity	$16,841			$16,911
Total liabilities and equity	$140,992			$142,726
Net interest income (FTE)(c)		$977			$913		$27	37	64
Net interest margin (FTE)(c)			3.07%			2.88%
Net interest rate spread (FTE)			2.79			2.66
Interest-bearing liabilities to interest-earning assets			67.48			67.56
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $7 and $6 for the three months ended September 30, 2017 and 2016, respectively.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the nine months ended	September 30, 2017			September 30, 2016			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,619	1,123	3.61%	$43,376	1,057	3.25%	$(45)	111	66
Commercial mortgage loans	6,873	189	3.68	6,878	169	3.29	-	20	20
Commercial construction loans	4,277	128	4.01	3,567	91	3.39	19	18	37
Commercial leases	4,008	81	2.71	3,914	79	2.71	2	-	2
Total commercial loans and leases	56,777	1,521	3.58	57,735	1,396	3.23	(24)	149	125
Residential mortgage loans	16,011	423	3.53	14,866	397	3.57	31	(5)	26
Home equity	7,389	232	4.19	8,072	229	3.79	(20)	23	3
Automobile loans	9,486	204	2.88	10,892	219	2.68	(31)	16	(15)
Credit card	2,121	188	11.84	2,213	174	10.48	(8)	22	14
Other consumer loans	902	45	6.70	656	32	6.51	12	1	13
Total consumer loans	35,909	1,092	4.06	36,699	1,051	3.82	(16)	57	41
Total loans and leases	$92,686	2,613	3.77%	$94,434	2,447	3.46%	$(40)	206	166
Securities:
Taxable	32,067	738	3.08	29,798	705	3.16	53	(20)	33
Exempt from income taxes(b)	63	2	5.38	80	2	4.43	(1)	1	-
Other short-term investments	1,367	10	0.97	1,885	6	0.43	(2)	6	4
Total interest-earning assets	$126,183	3,363	3.56%	$126,197	3,160	3.35%	$10	193	203
Cash and due from banks	2,202			2,284
Other assets	13,343			15,218
Allowance for loan and lease losses	(1,233)			(1,289)
Total assets	$140,495			$142,410
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$26,176	73	0.38%	$24,974	42	0.23%	$2	29	31
Savings deposits	14,081	6	0.06	14,469	5	0.05	-	1	1
Money market deposits	20,301	53	0.35	19,203	37	0.26	2	14	16
Foreign office deposits	409	1	0.17	497	1	0.16	-	-	-
Other time deposits	3,764	35	1.23	4,033	38	1.23	(3)	-	(3)
Total interest-bearing core deposits	64,731	168	0.35	63,176	123	0.26	1	44	45
Certificates $100,000 and over	2,609	27	1.36	2,801	27	1.28	(2)	2	-
Other deposits	330	2	1.03	407	1	0.41	(1)	2	1
Federal funds purchased	542	4	0.94	582	2	0.38	-	2	2
Other short-term borrowings	3,441	24	0.92	3,160	8	0.36	1	15	16
Long-term debt	13,528	277	2.75	15,468	269	2.33	(37)	45	8
Total interest-bearing liabilities	$85,181	502	0.79%	$85,594	430	0.67%	$(38)	110	72
Demand deposits	34,949			35,678
Other liabilities	3,717			4,492
Total liabilities	$123,847			$125,764
Total equity	$16,648			$16,646
Total liabilities and equity	$140,495			$142,410
Net interest income (FTE)(c)		$2,861			$2,730		$48	83	131
Net interest margin (FTE)(c)			3.03%			2.88%
Net interest rate spread (FTE)			2.77			2.68
Interest-bearing liabilities to interest-earning assets			67.51			67.83
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $19 and $18 for the nine months ended September 30, 2017 and 2016, respectively.
(c)	Net interest income (FTE) and net interest margin (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

The provision for loan and lease losses was $67 million and $193 million for the three and nine months ended September 30, 2017, respectively, compared to $80 million and $289 million during the same periods in the prior year. The decrease in provision expense for both periods was primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. The ALLL decreased $48 million from December 31, 2016 to $1.2 billion at September 30, 2017. At September 30, 2017, the ALLL as a percent of portfolio loans and leases decreased to 1.31% compared to 1.36% at December 31, 2016.

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

Noninterest Income

Noninterest income increased $721 million and $573 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 9: Components of Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2017	2016	% Change	2017	2016	% Change
Service charges on deposits	$138	143	(3)	$415	417	-
Wealth and asset management revenue	102	101	1	313	304	3
Corporate banking revenue	101	111	(9)	276	330	(16)
Card and processing revenue	79	79	-	232	240	(3)
Mortgage banking net revenue	63	66	(5)	170	219	(22)
Other noninterest income	1,076	336	NM	1,237	552	NM
Securities gains, net	-	4	(100)	1	13	(92)
Securities gains, net, non-qualifying hedges on MSRs	2	-	NM	4	-	NM
Total noninterest income	$1,561	840	86	$2,648	2,075	28

Service charges on deposits

Service charges on deposits decreased $5 million and $2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily due to decreases of $3 million and $1 million, respectively, in commercial deposit fees and decreases of $2 million and $1 million, respectively, in consumer deposit fees.

Wealth and asset management revenue

Wealth and asset management revenue increased $1 million and $9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily due to increases of $1 million and $8 million, respectively, in private client service fees driven by the impact of an acquisition in the second quarter of 2017 and an increase in assets under management as a result of strong market performance and increased asset production. The Bancorp’s trust and registered investment advisory businesses had approximately $348 billion and $314 billion in total assets under care at September 30, 2017 and 2016, respectively, and managed $36 billion and $30 billion in assets for individuals, corporations and not-for-profit organizations at September 30, 2017 and 2016, respectively.

Corporate banking revenue

Corporate banking revenue decreased $10 million and $54 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both the three months and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily driven by decreases in lease remarketing fees of $7 million and $36 million, respectively. The decrease in lease remarketing fees for the three months ended September 30, 2017 included the impact of an $11 million gain recognized during the three months ended September 30, 2016 on certain commercial lease terminations partially offset by $6 million of impairment charges related to certain operating lease equipment. The decrease in lease remarketing fees for the nine months ended September 30, 2017 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017 and the previously mentioned gain on commercial lease terminations and impairment charges on operating lease equipment during the nine months ended September 30, 2016. Additionally, the decrease in corporate banking revenue for the nine months ended September 30, 2017 compared to the same period in the prior year also included an $11 million decrease in foreign exchange fees and a $5 million decrease in letter of credit fees.

Card and processing revenue

Card and processing revenue was flat for the three months ended September 30, 2017 and decreased $8 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The decrease for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily driven by higher reward costs.

Mortgage banking net revenue

Mortgage banking net revenue decreased $3 million and $49 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of mortgage banking net revenue:

TABLE 10: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Origination fees and gains on loan sales	$40	61	106	156
Net mortgage servicing revenue:
Gross mortgage servicing fees	56	49	152	151
MSR amortization	-	(35)	-	(96)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(33)	(9)	(88)	8

Net mortgage servicing revenue	23	5	64	63

Mortgage banking net revenue	$63	66	170	219

Origination fees and gains on loan sales decreased $21 million and $50 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year driven by a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $2.1 billion and $6.3 billion during the three and nine months ended September 30, 2017, respectively, compared to $2.9 billion and $7.3 billion during the same periods in the prior year.

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

Net mortgage servicing revenue increased $18 million and $1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2017 compared to the same period in the prior year was primarily due to a decrease in net valuation adjustments (including MSR amortization) of $11 million and an increase in gross mortgage servicing fees of $7 million. The increase for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily due to an increase in gross mortgage servicing fees of $1 million. Refer to Table 11 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 11: Components of Net Valuation Adjustments on MSRs

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$1	(16)	16	133
Changes in fair value:
Due to changes in inputs or assumptions	(2)	-	(15)	-
Other changes in fair value	(32)	-	(89)	-
(Provision for) recovery of MSR impairment	-	7	-	(125)

Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(33)	(9)	(88)	8

Mortgage rates decreased during both the three and nine months ended September 30, 2017 which caused modeled prepayment speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $2 million and $15 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $32 million and $89 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2017.

Mortgage rates increased during the three months ended September 30, 2016. Actual prepayment speeds also increased during the three months ended September 30, 2016, but were associated with the interest rate decline at the end of the second quarter of 2016 as there is a natural lag between interest rate movements and prepayments. The increase in mortgage rates caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $7 million on servicing rights. Mortgage rates decreased during the nine months ended September 30, 2016 which caused modeled prepayments speeds to increase, which led to temporary impairment of $125 million on servicing rights. Previously, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $2 million and $4 million during the three and nine months ended September 30, 2017, respectively, recorded in securities gains, net, non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income. The Bancorp did not hold any securities as economic hedges on MSRs during the three and nine months ended September 30, 2016.

The Bancorp’s total residential mortgage loans serviced at September 30, 2017 and 2016 were $77.1 billion and $70.2 billion, respectively, with $60.8 billion and $54.6 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 12: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Gain on sale of Vantiv, Inc. shares	$1,037	-	1,037	-
Operating lease income	23	27	73	76
Cardholder fees	14	12	41	33
BOLI income	13	12	38	39
Equity method income from interest in Vantiv Holding, LLC	13	21	37	51
Private equity investment income	2	(5)	29	5
Consumer loan and lease fees	6	7	17	17
Banking center income	5	5	15	15
Insurance income	2	3	5	9
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(47)	(12)	(69)	(61)
Net losses on disposition and impairment of bank premises and equipment	(1)	(17)	(3)	(14)
Net (losses) gains on loan sales	-	1	(2)	8
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	-	(2)	-	64
Gains on sales of certain retail branches	-	-	-	19
Income from the TRA associated with Vantiv, Inc.	-	280	-	280
Other, net	9	4	19	11
Total other noninterest income	$1,076	336	1,237	552

Other noninterest income increased $740 million during the three months ended September 30, 2017 compared to the same period in the prior year primarily due to the gain on sale of Vantiv, Inc. shares, a decrease in the net losses on disposition and impairment of bank premises and equipment and an increase in private equity investment income. These benefits were partially offset by the impact of income from the TRA transactions associated with Vantiv, Inc. during the third quarter of 2016, as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares and a decrease in equity method income from the Bancorp’s interest in Vantiv Holding, LLC during the three months ended September 30, 2017.

The Bancorp recognized a $1.0 billion gain on the sale of Vantiv, Inc. shares during the three months ended September 30, 2017. For more information, refer to Note 19 of the Notes to Condensed Consolidated Financial Statements. The increase for the three months ended September 30, 2017 also included the impact of impairment charges of $1 million included in net losses on disposition and impairment of bank premises and equipment, compared to impairment charges of $28 million recognized during the same period in the prior year. The impairment charges for the three months ended September 30, 2016 were partially offset by a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016. Private equity investment income increased $7 million for the three months ended September 30, 2017 compared to the same period in the prior year due to the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. The third quarter of September 30, 2016 also included the impact of a $280 million gain from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. During the three months ended September 30, 2017, the Bancorp recognized a $47 million negative valuation adjustment related to the Visa total return swap compared to a negative valuation adjustment of $12 million during the three months ended September 30, 2016. The increase from the prior period was attributable to litigation developments during the quarter and an increase in Visa, Inc.’s share price. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $8 million compared to the same period in the prior year primarily due to a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from approximately 18.3% at September 30, 2016 to approximately 8.6% at September 30, 2017.

Other noninterest income increased $685 million during the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the gain on sale of Vantiv, Inc. shares, an increase in private equity investment income and a decrease in the net losses on disposition and impairment of bank premises and equipment. These benefits were partially offset by the impact of certain transactions that occurred during the nine months ended September 30, 2016 which included the impact of income from the TRA transactions associated with Vantiv, Inc., positive valuation adjustments on the warrant associated with Vantiv Holding, LLC and the gains on the sale of certain retail branch operations. The nine months ended September 30, 2017 also included a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC and an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized a $1.0 billion gain on the sale of Vantiv, Inc. shares during the nine months ended September 30, 2017. Private equity investment income increased $24 million compared to the same period in the prior year driven by gains on the sales of certain private equity funds during the nine months ended September 30, 2017 and the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. Net losses on disposition and impairment of bank premises and equipment for the nine months ended September 30, 2017 included the impact of impairment charges of $6 million, compared to impairment charges of $31 million recognized during the same period in the prior year. The impairment charges for the nine months ended September 30, 2016 were partially offset by a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016. The third quarter of September 30, 2016 included the impact of a $280 million gain from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. The Bancorp recognized positive valuation adjustments on the stock warrant associated with Vantiv, Holding LLC of $64 million during the nine months ended September 30, 2016. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016. During the nine months ended September 30, 2016, the Bancorp recognized $19 million of gains on the sales of its retail branch operations in the St. Louis MSA to Great Southern Bank and Pittsburgh MSA to First National Bank of Pennsylvania as part of the previously announced Branch Consolidation and Sales Plan. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $14 million compared to the same period in the prior year primarily due to a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from approximately 18.3% at September 30, 2016 to approximately 8.6% at September 30, 2017. During the nine months ended September 30, 2017, the Bancorp recognized negative valuation adjustments of $69 million related to the Visa total return swap compared to negative valuation adjustments of $61 million during the nine months ended September 30, 2016. The increase from prior period was attributable to litigation developments during the quarter and an increase in Visa, Inc.’s share price.

For additional information on the valuation of the warrant associated with the sale of Vantiv Holding, LLC and the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, and the related Visa litigation matters, refer to Note 17, Note 18, and Note 23 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Noninterest expense increased $2 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) partially offset by a decrease in other noninterest expense. Noninterest expense decreased $24 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to decreases in other noninterest expense, card and processing expense and net occupancy expense, partially offset by an increase in personnel costs.

The following table presents the components of noninterest expense:

TABLE 13: Components of Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2017	2016	% Change	2017	2016	% Change
Salaries, wages and incentives	$407	400	2	$1,215	1,209	-
Employee benefits	77	78	(1)	274	263	4
Net occupancy expense	74	73	1	221	226	(2)
Technology and communications	62	62	-	177	178	(1)
Card and processing expense	32	30	7	95	101	(6)
Equipment expense	30	29	3	88	89	(1)
Other noninterest expense	293	301	(3)	848	876	(3)
Total noninterest expense	$975	973	-	$2,918	2,942	(1)
Efficiency ratio on an FTE basis(a)	38.4%	55.5		53.0%	61.2
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $6 million for the three months ended September 30, 2017, compared to the same period in the prior year driven by an increase in base compensation, primarily due to personnel additions in information technology. Personnel costs increased $17 million for the nine months ended September 30, 2017, compared to the same period in the prior year. The increase was driven by increases in long-term incentive compensation, base compensation and medical and FICA expenses, partially offset by a decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. Full-time equivalent employees totaled 17,797 at September 30, 2017 compared to 18,072 at September 30, 2016.

Net occupancy expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to lower rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

Card and processing expense decreased $6 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the impact of renegotiated service contracts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Impairment on affordable housing investments	$41	42	119	128
FDIC insurance and other taxes	33	33	98	95
Marketing	37	30	86	81
Loan and lease	26	30	72	81
Operating lease	20	22	67	64
Professional service fees	17	14	61	43
Losses and adjustments	20	8	46	51
Data processing	14	14	43	37
Travel	12	11	35	34
Postal and courier	10	12	33	35
Recruitment and education	9	10	26	28
Supplies	3	4	10	11
Donations	4	9	10	15
Insurance	3	4	9	11
(Benefit from) provision for the reserve for unfunded commitments	(5)	11	(4)	24
Other, net	49	47	137	138
Total other noninterest expense	$293	301	848	876

Other noninterest expense decreased $8 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to the benefit from the reserve for unfunded commitments and decreases in donations expense and loan and lease expense, partially offset by increases in losses and adjustments and marketing expense. The benefit from the reserve for unfunded commitments was $5 million for the three months ended September 30, 2017 compared to a provision for the reserve for unfunded commitments of $11 million for the same period in the prior year as a result of a decrease in total unfunded commitments outstanding. Donations expense decreased $5 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to a contribution made to the Fifth Third Foundation during the third quarter of 2016. Loan and lease expense decreased $4 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to lower loan closing and appraisal costs driven by a decline in mortgage loan originations. Losses and adjustments increased $12 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to increases in operational losses during the three months ended September 30, 2017. Marketing expense increased $7 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to the new brand campaign.

Other noninterest expense decreased $28 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the benefit from the reserve for unfunded commitments and decreases in impairment on affordable housing investments, loan and lease expense, donations expense, and losses and adjustments, partially offset by increases in professional service fees and marketing expense. The benefit from the reserve for unfunded commitments was $4 million for the nine months ended September 30, 2017 compared to a provision for the reserve for unfunded commitments of $24 million for the same period in the prior year as a result of the decrease in total unfunded commitments outstanding. Impairment on affordable housing investments decreased $9 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to a decrease in the number of investments. Loan and lease expense decreased $9 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to lower loan closing and appraisal costs driven by a decline in mortgage loan originations. Donations expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to a contribution made to the Fifth Third Foundation during the third quarter of 2016. Losses and adjustments decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the impact of favorable legal settlements during the nine months ended September 30, 2017. Professional service fees increased $18 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to investments in the NorthStar strategy and other strategic initiatives. Marketing expense increased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the new brand campaign.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio was 38.4% and 53.0% for the three and nine months ended September 30, 2017, respectively, compared to 55.5% and 61.2% for the three and nine months ended September 30, 2016, respectively. The primary driver for the efficiency ratio decrease for both the three and nine months ended September 30, 2017 was the impact of the gain on the sale of Vantiv, Inc. shares during the third quarter of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 15: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016(a)
Income before income taxes	$1,489	694	2,379	1,556
Applicable income tax expense	475	178	694	390
Effective tax rate	31.9%	25.6	29.2	25.0
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The increases in the effective tax rates for the three and nine months ended September 30, 2017 compared to the same periods in the prior year were primarily the result of elevated pre-tax income in the third quarter of 2017 related to the sale of a portion of the Bancorp’s interest in Vantiv Holding, LLC.

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

The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at September 30, 2017, the Bancorp estimates that it may be necessary to recognize $15 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2018. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 16 summarizes end of period loans and leases, including loans and leases held for sale and Table 17 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 16: Components of Total Loans and Leases (including loans and leases held for sale)

	September 30, 2017		December 31, 2016
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,027	45	$41,736	46
Commercial mortgage loans	6,871	7	6,904	7
Commercial construction loans	4,652	5	3,903	4
Commercial leases	4,046	4	3,974	4
Total commercial loans and leases	$56,596	61	$56,517	61
Consumer loans:
Residential mortgage loans	16,272	18	15,737	17
Home equity	7,143	8	7,695	8
Automobile loans	9,236	10	9,983	11
Credit card	2,168	2	2,237	2
Other consumer loans	1,179	1	680	1
Total consumer loans	$35,998	39	$36,332	39
Total loans and leases	$92,594	100	$92,849	100
Total portfolio loans and leases (excluding loans and leases held for sale)	$91,883		$92,098

Loans and leases, including loans and leases held for sale, decreased $255 million from December 31, 2016. The decrease from December 31, 2016 was the result of a $334 million, or 1%, decrease in consumer loans, partially offset by a $79 million increase in commercial loans and leases.

Consumer loans decreased from December 31, 2016 primarily due to decreases in automobile loans, home equity and credit card, partially offset by increases in residential mortgage loans and other consumer loans. Automobile loans decreased $747 million, or 7%, from December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Home equity decreased $552 million, or 7%, from December 31, 2016 as payoffs exceeded new loan production. Credit card decreased $69 million, or 3%, from December 31, 2016 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $535 million, or 3%, from December 31, 2016 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the nine months ended September 30, 2017. Other consumer loans increased $499 million, or 73%, from December 31, 2016 primarily due to growth in point-of-sale loan originations.

Commercial loans and leases increased from December 31, 2016 primarily due to an increase in commercial construction loans, partially offset by a decrease in commercial and industrial loans. Commercial construction loans increased $749 million, or 19%, from December 31, 2016 primarily due to an increase in draw levels on existing commitments. Commercial and industrial loans decreased $709 million, or 2%, from December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand.

TABLE 17: Components of Average Loans and Leases (including loans and leases held for sale)

	September 30, 2017		September 30, 2016
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,314	45	$43,125	46
Commercial mortgage loans	6,814	7	6,891	7
Commercial construction loans	4,533	5	3,848	4
Commercial leases	4,079	4	3,963	4
Total commercial loans and leases	$56,740	61	$57,827	61
Consumer loans:
Residential mortgage loans	16,206	18	15,346	17
Home equity	7,207	8	7,918	8
Automobile loans	9,267	10	10,508	11
Credit card	2,140	2	2,165	2
Other consumer loans	1,057	1	653	1
Total consumer loans	$35,877	39	$36,590	39
Total average loans and leases	$92,617	100	$94,417	100
Total average portfolio loans and leases (excluding loans and leases held for sale)	$91,906		$93,511

Average loans and leases, including loans and leases held for sale, decreased $1.8 billion, or 2%, from September 30, 2016. The decrease from September 30, 2016 was the result of a $1.1 billion, or 2%, decrease in average commercial loans and leases and a $713 million, or 2%, decrease in average consumer loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases decreased from September 30, 2016 primarily due to a decrease in average commercial and industrial loans, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $1.8 billion, or 4%, from September 30, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $685 million, or 18%, from September 30, 2016 primarily due to an increase in draw levels on existing commitments.

Average consumer loans decreased from September 30, 2016 primarily due to decreases in average automobile loans and average home equity, partially offset by increases in average residential mortgage loans and average other consumer loans. Average automobile loans decreased $1.2 billion, or 12%, from September 30, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average home equity decreased $711 million, or 9%, from September 30, 2016 as payoffs exceeded new loan production. Average residential mortgage loans increased $860 million, or 6%, from September 30, 2016 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans increased $404 million, or 62%, from September 30, 2016 primarily due to growth in point-of-sale loan originations.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both liquidity support and collateral for pledging purposes. Total investment securities were $32.4 billion and $31.6 billion at September 30, 2017 and December 31, 2016, respectively. The taxable available-for-sale securities portfolio had an effective duration of 4.6 years at September 30, 2017 compared to 5.0 years at December 31, 2016.

Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2017, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both September 30, 2017 and December 31, 2016. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI.

The following table provides a summary of OTTI by security type:

TABLE 18: Components of OTTI by Security Type

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Available-for-sale and other debt securities	$(4)	(2)	(28)	(7)
Available-for-sale equity securities	-	-	-	(1)
Total OTTI(a)	$(4)	(2)	(28)	(8)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 19: Components of Investment Securities

As of ($ in millions)	September 30, 2017	December 31, 2016
Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$69	547
Obligations of states and political subdivisions securities	44	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,750	15,525
Agency commercial mortgage-backed securities	9,137	9,029
Non-agency commercial mortgage-backed securities	3,300	3,076
Asset-backed securities and other debt securities	2,116	2,106
Equity securities(b)	698	697
Total available-for-sale and other securities	$31,114	31,024
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$23	24
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$25	26
Trading securities (fair value):
U.S. Treasury and federal agencies securities	$21	23
Obligations of states and political subdivisions securities	35	39
Agency residential mortgage-backed securities	402	8
Asset-backed securities and other debt securities	52	15
Equity securities	340	325
Total trading securities	$850	410
(a)

Includes interest-only mortgage-backed securities of $36 and $60 as of September 30, 2017 and December 31, 2016, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $361 and $2, respectively, at September 30, 2017 and $248, $358, and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $90 million from December 31, 2016 primarily due to increases in agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by a decrease in U.S. Treasury and federal agencies securities.

On an amortized cost basis, available-for-sale and other securities were 24% of total interest-earning assets at both September 30, 2017 and December 31, 2016. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 6.5 years at September 30, 2017 compared to 6.7 years at December 31, 2016. In addition, at September 30, 2017, the available-for-sale and other securities portfolio had a weighted-average yield of 3.10%, compared to 3.19% at December 31, 2016.

Trading securities increased $440 million from December 31, 2016 primarily due to an increase in agency residential mortgage-backed securities purchased as part of the Bancorp’s non-qualifying hedging strategy to economically hedge a portion of the risk associated with the MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further information.

Information presented in Table 20 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $366 million at September 30, 2017 compared to $159 million at December 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 20: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2017 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	-	3.14%
Average life 1 – 5 years	69	69	3.7	1.82
Total	$69	69	3.7	1.82%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	9	9	0.6	0.02
Average life 1 – 5 years	19	19	4.6	4.17
Average life 5 – 10 years	16	17	6.5	3.67
Total	$44	45	4.5	3.13%
Agency residential mortgage-backed securities:
Average life of 1 year or less	71	72	0.7	3.83
Average life 1 – 5 years	4,667	4,739	3.7	3.16
Average life 5 – 10 years	10,261	10,367	6.7	3.05
Average life greater than 10 years	751	755	11.1	3.04
Total	$15,750	15,933	6.0	3.09%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	11	11	0.5	2.88
Average life 1 – 5 years	2,917	2,921	3.6	2.89
Average life 5 – 10 years	5,929	6,021	7.2	3.03
Average life greater than 10 years	280	279	12.9	2.97
Total	$9,137	9,232	6.2	2.98%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	50	51	0.5	16.66
Average life 1 – 5 years	120	122	3.1	3.21
Average life 5 – 10 years	3,130	3,185	7.1	3.24
Total	$3,300	3,358	6.9	3.44%
Asset-backed securities and other debt securities:
Average life of 1 year or less	7	7	0.5	2.94
Average life 1 – 5 years	509	515	3.0	3.44
Average life 5 – 10 years	286	292	7.6	3.13
Average life greater than 10 years	1,314	1,329	15.3	3.13
Total	$2,116	2,143	11.3	3.20%
Equity securities	698	700
Total available-for-sale and other securities	$31,114	31,480	6.5	3.10%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.25%, 2.00% and 1.69% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 70% of the Bancorp’s average asset funding base at both September 30, 2017 and December 31, 2016.

The following table presents the end of period components of deposits:

TABLE 21: Components of Deposits

	September 30, 2017		December 31, 2016
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,246	35	$35,782	34
Interest checking	26,091	26	26,679	26
Savings	13,693	13	13,941	13
Money market	19,646	19	20,749	20
Foreign office	609	1	426	1
Transaction deposits	95,285	94	97,577	94
Other time	3,756	4	3,866	4
Core deposits	99,041	98	101,443	98
Certificates $100,000 and over(a)	2,411	2	2,378	2
Other	-	-	-	-
Total deposits	$101,452	100	$103,821	100
(a)	Includes $1,097 and $1,280 of certificates $250,000 and over at September 30, 2017 and December 31, 2016, respectively.

Core deposits decreased $2.4 billion, or 2%, from December 31, 2016 driven by a decrease of $2.3 billion in transaction deposits. Transaction deposits decreased from December 31, 2016 primarily due to decreases in money market deposits, interest checking deposits and demand deposits. Money market deposits decreased $1.1 billion, or 5%, from December 31, 2016 driven primarily by lower balances per account for commercial customers partially offset by a promotional product offering which drove consumer customer acquisition. Interest checking deposits decreased $588 million, or 2%, from December 31, 2016 driven primarily by lower balances per account for commercial customers partially offset by the acquisition of new commercial customers. Demand deposits decreased $536 million, or 1%, from December 31, 2016 driven primarily by lower balances per account for commercial customers and consumer customer seasonality.

The following table presents the components of average deposits for the three months ended:

TABLE 22: Components of Average Deposits

		September 30, 2017		September 30, 2016
($ in millions)		Balance	% of Total	Balance	% of Total
Demand	$	34,850	33	$35,918	34
Interest checking		25,765	25	24,475	24
Savings		13,889	14	14,232	14
Money market		20,028	20	19,706	19
Foreign office		395	-	524	1
Transaction deposits		94,927	92	94,855	92
Other time		3,722	4	4,020	4
Core deposits		98,649	96	98,875	96
Certificates $100,000 and over(a)		2,625	3	2,768	3
Other		560	1	749	1
Total average deposits	$	101,834	100	$102,392	100
(a)	Includes $1,167 and $1,270 of average certificates $250,000 and over for the three months ended September 30, 2017 and 2016, respectively.

On an average basis, core deposits decreased $226 million from September 30, 2016 driven by a decrease in average other time deposits. Average other time deposits decreased $298 million, or 7%, from September 30, 2016, primarily due to a decrease in average certificates less than $100,000 as a result of the low rate environment. Average transaction deposits increased $72 million from September 30, 2016 primarily driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $1.3 billion, or 5%, from September 30, 2016, primarily due to the acquisition of new commercial customers. Average money market deposits increased $322 million, or 2%, from September 30, 2016, primarily due to a promotional product offering which drove consumer customer acquisition and balance migration from savings deposits, which decreased $343 million, or 2%, compared to September 30, 2016. The increase in average money market deposits from September 30, 2016 was partially offset by a decrease in average commercial customer balances per account. Average demand deposits decreased $1.1 billion, or 3%, from September 30, 2016 primarily due to lower average balances per commercial customer.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of September 30, 2017 are summarized in the following table:

TABLE 23: Contractual Maturities of Certificates $100,000 and Over

($ in millions)

Next 3 months	$194
3-6 months	656
6-12 months	416
After 12 months	1,145
Total certificates $100,000 and over	$2,411

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2017 are summarized in the following table:

TABLE 24: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)

Next 12 months	$2,914
13-24 months	1,230
25-36 months	1,476
37-48 months	463
49-60 months	74
After 60 months	10
Total other time deposits and certificates $100,000 and over	$6,167

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of September 30, 2017, average total borrowings as a percent of average interest-bearing liabilities were 21% compared to 22% at December 31, 2016.

The following table summarizes the end of period components of borrowings:

TABLE 25: Components of Borrowings

As of ($ in millions)	September 30, 2017	December 31, 2016
Federal funds purchased	$118	132
Other short-term borrowings	5,688	3,535
Long-term debt	14,039	14,388
Total borrowings	$19,845	18,055

Total borrowings increased $1.8 billion, or 10%, from December 31, 2016 primarily due to an increase in other short-term borrowings, partially offset by a decrease in long-term debt. Other short-term borrowings increased $2.2 billion from December 31, 2016 driven by an increase of $2.2 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $349 million from December 31, 2016 primarily driven by the maturity of $650 million of unsecured senior bank notes and $500 million of unsecured subordinated debt and $615 million of paydowns on long-term debt associated with automobile loan securitizations during the nine months ended September 30, 2017. These decreases were partially offset by the issuance of $700 million of senior notes and the issuance of asset-backed securities of $750 million related to an automobile loan securitization during the nine months ended September 30, 2017. For additional information regarding the automobile securitization and long-term debt, refer to Note 11 and Note 15 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 26: Components of Average Borrowings

($ in millions)	September 30, 2017	September 30, 2016
Federal funds purchased	$675	446
Other short-term borrowings	4,212	2,171
Long-term debt	13,457	16,102
Total average borrowings	$18,344	18,719

Total average borrowings decreased $375 million, or 2%, compared to September 30, 2016, primarily due to decreases in average long-term debt partially offset by an increase in average other short-term borrowings. Average long-term debt decreased $2.6 billion compared to September 30, 2016. The decrease was driven primarily by the maturities of unsecured senior notes and subordinated debt and paydowns on long-term debt associated with automobile loan securitizations, partially offset by issuances of long-term debt since September 30, 2016. Average other short-term borrowings increased $2.0 billion compared to September 30, 2016, driven primarily by the aforementioned increase in FHLB short-term borrowings. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 24 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The following table summarizes net income (loss) by business segment:

TABLE 27: Net Income (Loss) by Business Segment

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016(a)
Income Statement Data
Commercial Banking	$234	279	672	715
Branch Banking	134	91	365	330
Consumer Lending	2	3	(16)	18
Wealth and Asset Management	21	23	59	73
General Corporate and Other	623	120	605	30
Net income	1,014	516	1,685	1,166
Less: Net income attributable to noncontrolling interests	-	-	-	(4)
Net income attributable to Bancorp	1,014	516	1,685	1,170
Dividends on preferred stock	15	15	52	52
Net income available to common shareholders	$999	501	1,633	1,118
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 28: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Income Statement Data
Net interest income (FTE)(a)	$429	462	1,280	1,385
Provision for (benefit from) loan and lease losses	(3)	(18)	25	119
Noninterest income:
Corporate banking revenue	100	110	272	328
Service charges on deposits	71	75	217	218
Other noninterest income	45	43	156	137
Noninterest expense:
Personnel costs	71	69	225	222
Other noninterest expense	285	280	846	843
Income before income taxes (FTE)	292	359	829	884
Applicable income tax expense(a)(b)	58	80	157	169
Net income	$234	279	672	715
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,722	54,798	53,708	54,648
Demand deposits	19,292	20,798	19,466	20,612
Interest checking deposits	8,680	8,284	8,912	8,543
Savings and money market deposits	4,972	6,655	5,615	6,692
Other time deposits and certificates $100,000 and over	903	1,008	931	1,065
Foreign office deposits	391	523	391	496
(a)

Includes FTE adjustments of $7 and $6 for the three months ended September 30, 2017 and 2016, respectively, and $19 and $18 for the nine months ended September 30, 2017 and 2016, respectively. This is a non-GAAP measure.

(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $234 million for the three months ended September 30, 2017 compared to net income of $279 million for the three months ended September 30, 2016. The decrease for the three months ended September 30, 2017 was driven by decreases in net interest income on an FTE basis, the benefit from loan and lease losses and noninterest income and by an increase in noninterest expense. Net income was $672 million for the nine months ended September 30, 2017 compared to net income of $715 million for the nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017 was driven by decreases in net interest income on an FTE basis and noninterest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income on an FTE basis decreased $33 million and $105 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits. These decreases in net interest income were partially offset by increases in yields on average commercial loans and leases of 53 bps and 39 bps for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

Provision for loan and lease losses increased $15 million and decreased $94 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by decreases in net charge-offs on commercial and industrial loans. The change in the provision for loan and lease losses for both periods also included the impact of fluctuations in criticized assets from the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases decreased to 19 bps for both the three and nine months ended September 30, 2017 compared to 43 bps and 37 bps for the same periods in the prior year.

Noninterest income decreased $12 million and $38 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to decreases in corporate banking revenue. The decrease for the nine months ended September 30, 2017 was partially offset by increases in other noninterest income. Corporate banking revenue decreased $10 million and $56 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year driven by decreases in lease remarketing fees, foreign exchange fees and letter of credit fees. The decrease in lease remarketing fees for the three months ended September 30, 2017 included the impact of an $11 million gain recognized during the three months ended September 30, 2016 on certain commercial lease terminations partially offset by $6 million of impairment charges related to certain operating lease equipment. The decrease in lease remarketing fees for the nine months ended September 30, 2017 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017 and the previously mentioned gain on commercial lease terminations and impairment charges on operating lease equipment during the nine months ended September 30, 2016. Other noninterest income increased $19 million for the nine months ended September 30, 2017 compared to the same period in the prior year driven by an increase in private equity investment income primarily due to gains on the sale of certain private equity investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $7 million and $6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year as a result of increases in other noninterest expense and personnel costs. Other noninterest expense increased $5 million and $3 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations and consulting expense partially offset by decreases in impairment on affordable housing investments. Personnel costs increased $2 million and $3 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to increased incentive compensation.

Average commercial loans decreased $1.1 billion and $940 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to a decrease in average commercial and industrial loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $1.8 billion for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $684 million and $709 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to an increase in draw levels on existing commitments.

Average core deposits decreased $2.9 billion and $2.0 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2017 was primarily driven by decreases in average demand deposits of $1.5 billion and $1.1 billion, respectively, and average savings and money market deposits of $1.7 billion and $1.1 billion, respectively, compared to the same periods in the prior year. These decreases were partially offset by an increase in average interest checking deposits of $396 million and $369 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 29: Branch Banking

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016
Income Statement Data
Net interest income	$	453	414	1,320	1,272
Provision for loan and lease losses		35	34	115	104
Noninterest income:
Service charges on deposits		67	68	196	198
Card and processing revenue		64	64	185	190
Wealth and asset management revenue		35	35	106	107
Other noninterest income		25	(4)	76	71
Noninterest expense:
Personnel costs		126	130	387	392
Net occupancy and equipment expense		56	59	172	177
Card and processing expense		31	29	93	98
Other noninterest expense		190	184	552	556
Income before income taxes		206	141	564	511
Applicable income tax expense		72	50	199	181
Net income	$	134	91	365	330
Average Balance Sheet Data
Consumer loans, including held for sale	$	12,905	13,428	13,013	13,658
Commercial loans		1,915	1,849	1,928	1,896
Demand deposits		13,875	13,300	13,839	13,283
Interest checking deposits		10,228	9,699	10,231	9,597
Savings and money market deposits		27,671	26,084	27,539	25,783
Other time deposits and certificates $100,000 and over		4,903	5,225	4,962	5,221

Net income was $134 million for the three months ended September 30, 2017 compared to net income of $91 million for the three months ended September 30, 2016. The increase for three months ended September 30, 2017 was driven by increases in net interest income and noninterest income. Net income was $365 million for the nine months ended September 30, 2017 compared to $330 million for the nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 was driven by an increase in net interest income and a decrease in noninterest expense partially offset by an increase in the provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $39 million and $48 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was primarily due to an increase in FTP credits driven by an increase in average core deposits, an increase in FTP credit rates on core deposits and increases in yields on average consumer loans. The increase in net interest income for the nine months ended September 30, 2017 included an increase in interest income on credit card which included the impact of a $12 million benefit related to a revised estimate of refunds offered to certain bankcard customers in the first quarter of 2017. These benefits for both periods were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits.

Provision for loan and lease losses increased $1 million and $11 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year as net charge-offs as a percent of average portfolio loans and leases increased to 96 bps and 103 bps for the three and nine months ended September 30, 2017, respectively, compared to 93 bps and 90 bps for the three and nine months ended September 30, 2016, respectively.

Noninterest income increased $28 million for the three months ended September 30, 2017 compared to the same period in the prior year primarily driven by an increase in other noninterest income. Other noninterest income increased $29 million for the three months ended September 30, 2017 compared to the same period in the prior year as the three months ended September 30, 2016 included the impact of impairment charges of $28 million on bank premises and equipment.

Noninterest expense decreased $19 million for the nine months ended September 30, 2017 compared to the same period in the prior year. Personnel expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to a decline in base compensation. Net occupancy and equipment expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to lower rent expense driven by a reduction in the number of full-service banking centers and ATM locations. Card and processing expense decreased $5 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to the impact of renegotiated service contracts. Other noninterest expense decreased $4 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily driven by a decline in corporate overhead allocations.

Average consumer loans decreased $523 million and $645 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by decreases in average home equity loans of $564 million and $544 million for the three and nine months ended September 30, 2017, respectively, and decreases in average residential mortgage loans of $237 million and $226 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. The decrease for both periods was partially offset by increases in average other consumer loans of $374 million and $156 million for the three and nine months ended September 30, 2017, respectively, primarily due to growth in point-of-sale loan originations.

Average core deposits increased $2.4 billion and $2.7 billion for the three and nine months ended September 30, 2017 compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average savings and money market deposits of $1.6 billion and $1.8 billion, growth in average interest checking deposits of $529 million and $634 million and growth in average demand deposits of $575 million and $556 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The growth in average savings and money market deposits, average interest checking deposits and average demand deposits was driven by an increase in average balances per customer account and the acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 30: Consumer Lending

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016
Income Statement Data
Net interest income	$	59	63	179	185
Provision for loan and lease losses		8	12	30	32
Noninterest income:
Mortgage banking net revenue		61	64	164	214
Other noninterest income		7	7	18	20
Noninterest expense:
Personnel costs		46	48	142	147
Other noninterest expense		70	69	213	211
Income (loss) before income taxes		3	5	(24)	29
Applicable income tax (benefit) expense		1	2	(8)	11
Net income (loss)	$	2	3	(16)	18
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	11,672	10,795	11,422	10,304
Home equity		285	348	299	365
Automobile loans		8,826	9,967	8,995	10,366

Net income was $2 million for the three months ended September 30, 2017 compared to net income of $3 million for the three months ended September 30, 2016. The decrease for three months ended September 30, 2017 was driven by decreases in net interest income and noninterest income partially offset by a decrease in the provision for loan and lease losses. Consumer Lending incurred a net loss of $16 million for the nine months ended September 30, 2017 compared to net income of $18 million for the nine months ended September 30, 2016. The decrease for the nine months ended September 30, 2017 was driven by decreases in noninterest income.

Net interest income decreased $4 million and $6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by increases in FTP charge rates on loans and leases partially offset by increases in yields on average automobile loans.

Provision for loan and lease losses decreased $4 million and $2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases decreased to 15 bps for the three months ended September 30, 2017 compared to 23 bps for the same period in the prior year and decreased to 20 bps for the nine months ended September 30, 2017 compared to 21 bps for the same period in the prior year.

Noninterest income decreased $3 million and $52 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to decreases in mortgage banking net revenue. The decrease in mortgage banking net revenue for the three and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily driven by decreases in mortgage origination fees and gains on loan sales of $21 million and $51 million, respectively, partially offset by increases in net mortgage servicing revenue of $18 million and $1 million, respectively. Refer to the Noninterest Income subsection of the Statements of Income Analysis of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Average consumer loans decreased $327 million and $319 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Average automobile loans decreased $1.1 billion and $1.4 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average residential mortgage loans increased $877 million and $1.1 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 31: Wealth and Asset Management

			For the three months ended September 30,		For the nine months ended September 30,
($ in millions)			2017	2016	2017	2016
Income Statement Data
Net interest income		$	38	40	114	127
Provision for (benefit from) loan and lease losses			(1)	-	2	1
Noninterest income:
Wealth and asset management revenue			99	98	304	294
Other noninterest income			2	1	8	8
Noninterest expense:
Personnel costs			42	41	136	127
Other noninterest expense			66	62	198	190
Income before income taxes			32	36	90	111
Applicable income tax expense			11	13	31	38
Net income	$		21	23	59	73
Average Balance Sheet Data
Loans and leases, including held for sale	$		3,265	3,148	3,257	3,109
Core deposits			8,543	8,159	8,721	8,459

Net income was $21 million for the three months ended September 30, 2017 compared to net income of $23 million for the three months ended September 30, 2016. Net income was $59 million for the nine months ended September 30, 2017 compared to $73 million for the nine months ended September 30, 2016. The decreases for both periods were driven primarily by decreases in net interest income and increases in noninterest expense. The decrease for the nine months ended was partially offset by an increase in noninterest income.

Net interest income decreased $2 million and $13 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to increases in FTP charge rates on loans and leases as well as increases in the rates paid on interest checking deposits. These negative impacts were partially offset by increases in yields on average loans and leases as well as increases in interest income on loans and leases due to increases in average balances. The decrease for the three months ended September 30, 2017 was also partially offset by an increase in FTP credit rates on interest checking deposits.

Provision for loan and lease losses decreased $1 million and increased $1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by fluctuations in criticized assets.

Noninterest income increased $10 million for the nine months ended September 30, 2017 compared to the same period in the prior year. Wealth and asset management revenue increased $10 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to an increase in private client service fees driven by the impact of an acquisition in the second quarter of 2017 and an increase in assets under management as a result of strong market performance and increased asset production.

Noninterest expense increased $5 million and $17 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Other noninterest expense increased $4 million and $8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by an increase in corporate overhead allocations. Personnel costs increased $9 million for the nine months ended September 30, 2017 compared to the same period in the prior year primarily driven by higher incentive and base compensation.

Average loans and leases increased $117 million and $148 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year driven by increases in average residential mortgage loans due to increases in new loan origination activity. These increases were partially offset by a decline in average home equity balances.

Average core deposits increased $384 million and $262 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits.

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

Net interest income increased $64 million and $207 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. These positive impacts were partially offset by increases in FTP credit rates on deposits allocated to the business segments. The increase for the nine months ended September 30, 2017 was also partially offset by an increase in interest expense on long-term debt.

The provision for loan and lease losses decreased $24 million and $12 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year due to increases in the allocation of provision expense to the business segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income increased $705 million and $655 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year primarily driven by the recognition of a $1.0 billion gain on the sale of Vantiv, Inc. shares during the third quarter of 2017. The increase for both periods was partially offset by the impact of a $280 million gain for both the three and nine months ended September 30, 2016 from the termination and settlement of gross cash flows from existing Vantiv, Inc. TRAs and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. The nine months ended September 30, 2016 also included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016. Both periods were negatively impacted by an increase in the negative valuation adjustments related to the Visa total return swap which were $47 million and $69 million for the three and nine months ended September 30, 2017, respectively, compared with $12 million and $61 million for the same periods in the prior year. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $8 million and $14 million compared to the three and nine months ended September 30, 2016, respectively.

Noninterest expense decreased $11 million and $26 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to increases in corporate overhead allocations from General Corporate and Other to the other business segments and decreases in the provision for the reserve for unfunded commitments partially offset by increases in personnel costs and marketing expense.

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

All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Business Conduct & Ethics, which may be found on https://www.53.com, while carrying out their responsibilities. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 32: Potential Problem Portfolio Loans and Leases
As of September 30, 2017 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,006	1,007	1,578
Commercial mortgage loans		146	146	146
Commercial leases		79	79	79
Total potential problem portfolio loans and leases	$	1,231	1,232	1,803

TABLE 33: Potential Problem Portfolio Loans and Leases
As of December 31, 2016 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,108	1,110	1,807
Commercial mortgage loans		102	102	104
Commercial leases		22	22	22
Total potential problem portfolio loans and leases	$	1,232	1,234	1,933

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

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$79	148	2,136
Commercial mortgage nonowner-occupied loans	17	174	2,488
Total	$96	322	4,624

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$106	178	1,953
Commercial mortgage nonowner-occupied loans	22	100	2,598
Total	$128	278	4,551

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 36: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2017			December 31, 2016
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,294	18,911	81	10,070	19,646	50
Real estate	7,951	12,877	25	7,206	11,919	26
Financial services and insurance	5,721	11,424	2	5,648	11,522	2
Healthcare	4,531	6,271	26	4,649	6,450	23
Business services	4,180	6,756	43	4,599	6,996	65
Retail trade	3,705	7,504	3	4,048	7,598	6
Accommodation and food	3,372	5,310	5	3,051	4,817	5
Wholesale trade	3,111	5,617	12	3,482	6,249	24
Communication and information	3,044	5,096	-	2,901	4,726	-
Transportation and warehousing	3,005	4,342	30	3,059	4,473	38
Construction	2,303	4,277	2	2,025	3,786	3
Entertainment and recreation	1,750	2,983	7	1,736	2,979	3
Mining	1,413	2,848	114	1,312	2,621	246
Utilities	799	2,176	-	1,168	2,799	-
Other services	687	889	17	729	945	24
Public administration	399	468	-	417	463	-
Agribusiness	259	431	1	284	426	2
Individuals	29	50	-	66	83	1
Other	16	16	5	2	2	5
Total	$56,569	98,246	373	56,452	98,500	523
By Loan Size:
Less than $200,000	1%	1	4	1	1	3
$200,000 - $1 million	3	2	7	3	3	5
$1 million - $5 million	7	7	16	9	7	16
$5 million - $10 million	6	5	13	7	6	13
$10 million - $25 million	22	19	43	23	20	54
Greater than $25 million	61	66	17	57	63	9
Total	100%	100	100	100	100	100
By State:
Ohio	14%	15	6	15	16	4
Florida	8	8	5	8	7	5
Michigan	7	7	6	7	7	5
Illinois	7	6	8	7	7	9
Indiana	4	4	2	4	4	2
North Carolina	3	3	1	4	4	-
Tennessee	3	3	6	3	3	1
Kentucky	3	3	1	3	3	2
Other	51	51	65	49	49	72
Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw a migration into criticized classifications during 2015 through the second quarter of 2016. However, in the second half of 2016 and continuing into 2017, this portfolio has stabilized with signs of improvement evident. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis. In addition to the non-power producing energy lending exposure shown in Table 37, the Bancorp has approximately $184 million of operating lease assets, recorded in operating lease equipment in the Condensed Consolidated Balance Sheets, that are leased to customers in non-power producing energy industries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 37: Non-Power Producing Energy Portfolio

As of September 30, 2017 ($ in millions)							Net Charge-offs for September 30, 2017
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Reserve-based lending	$752	163	915	1,903	-	70	-	-
Midstream	333	-	333	893	-	-	-	-
Oil field services	16	177	193	288	-	29	4	5
Oil and gas	31	55	86	392	-	14	-	-
Refining	49	-	49	382	-	-	-	-
Total	$1,181	395	1,576	3,858	-	113	4	5

TABLE 38: Non-Power Producing Energy Portfolio
As of September 30, 2016 ($ in millions)							Net Charge-offs for September 30, 2016
	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Reserve-based lending	$283	378	661	1,154	-	133	-	-
Midstream	292	-	292	980	-	-	-	-
Oil field services	129	81	210	370	-	36	8	19
Oil and gas	34	79	113	422	-	40	1	1
Refining	90	-	90	568	-	-	-	-
Total	$828	538	1,366	3,494	-	209	9	20

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)

As of September 30, 2017 ($ in millions)					Net Charge-offs for September 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,695	2,219	-	2	-	8
Florida	1,040	1,536	-	1	-	-
Illinois	755	1,042	-	-	-	-
Indiana	611	973	-	-	-	-
Michigan	573	732	-	1	-	-
North Carolina	499	754	-	-	-	-
All other states	2,801	4,717	-	2	1	1
Total	$7,974	11,973	-	6	1	9
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 40: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2016 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,350	1,881	-	4	(1)	(1)
Florida	832	1,253	-	1	-	1
Illinois	714	1,271	-	1	-	-
Indiana	255	438	-	-	-	-
Michigan	583	646	-	1	1	2
North Carolina	528	822	-	-	-	1
All other states	2,797	4,916	-	3	-	3
Total	$7,059	11,227	-	10	-	6
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of four categories of loans: residential mortgage loans, home equity loans, automobile loans and credit card. The Bancorp has identified certain credit characteristics within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of September 30, 2017, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 15% of the consumer real estate portfolio. These loans accounted for 39% and 45% of total consumer real estate secured losses for the three and nine months ended September 30, 2017, respectively. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. Fifth Third has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $685 million of ARM loans will have rate resets during the next twelve months. Of these resets, 98% are expected to experience an increase in rate, with an average increase of approximately one half of a percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 90% of the portfolio as of September 30, 2017 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 41: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2017		December 31, 2016
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,792	66.3%	$11,412	65.9%
LTV > 80%, with mortgage insurance(a)	1,863	94.7	1,664	94.3
LTV > 80%, no mortgage insurance	1,933	94.8	1,975	95.4
Total	$15,588	73.6%	$15,051	73.2%
(a)	Includes lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2017 ($ in millions)				Net Charge-offs for September 30, 2017
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$443	4	3	-	1
Illinois	380	-	2	-	-
Florida	288	1	2	-	1
Michigan	228	1	1	-	-
Indiana	138	1	1	-	-
North Carolina	87	-	1	-	-
Kentucky	74	1	-	-	-
All other states	295	3	2	-	-
Total	$1,933	11	12	-	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2016 ($ in millions)				Net Charge-offs for September 30, 2016
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$479	2	5	1	2
Illinois	350	1	3	-	-
Florida	283	1	2	-	-
Michigan	252	-	1	-	1
Indiana	140	1	2	-	-
North Carolina	94	-	1	-	-
Kentucky	71	1	-	-	-
All other states	300	3	1	-	-
Total	$1,969	9	15	1	3

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 45 and Table 46. Of the total $7.1 billion of outstanding home equity loans:

●	88% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2017;
●	37% are in senior lien positions and 63% are in junior lien positions at September 30, 2017;
●	78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2017; and
●	The portfolio had an average refreshed FICO score of 744 at September 30, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 44: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$254	4%	$262	3%
FICO 660-719	374	5	424	6
FICO ≥ 720	1,994	28	2,112	27
Total senior liens	2,622	37	2,798	36
Junior Liens:
FICO ≤ 659	562	8	633	8
FICO 660-719	872	12	975	13
FICO ≥ 720	3,087	43	3,289	43
Total junior liens	4,521	63	4,897	64
Total	$7,143	100%	$7,695	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 45: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2017		December 31, 2016

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,302	55.0%	$2,454	55.1%
LTV > 80%	320	88.9	344	89.0
Total senior liens	2,622	59.4	2,798	59.5
Junior Liens:
LTV ≤ 80%	2,655	67.5	2,892	67.6
LTV > 80%	1,866	90.4	2,005	90.7
Total junior liens	4,521	78.4	4,897	78.7
Total	$7,143	71.0%	$7,695	71.2%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 46: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2017 ($ in millions)					Net Charge-offs for September 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,040	1,908	-	7	1	3
Michigan	375	590	-	5	-	1
Illinois	236	366	-	4	1	2
Indiana	162	273	-	3	-	1
Kentucky	149	266	-	2	-	1
Florida	70	100	-	2	-	-
All other states	154	225	-	3	-	-
Total	$2,186	3,728	-	26	2	8

TABLE 47: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2016 ($ in millions)					Net Charge-offs for September 30, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,036	1,816	-	10	1	4
Michigan	456	694	-	6	1	2
Illinois	274	415	-	4	1	2
Indiana	194	315	-	3	-	1
Kentucky	180	308	-	1	1	1
Florida	86	118	-	2	-	-
All other states	194	273	-	4	-	1
Total	$2,420	3,939	-	30	4	11

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (<690) origination balances remained within targeted credit risk tolerance during the nine months ended September 30, 2017. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 48: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,582	17%	$1,714	17%
FICO > 690	7,654	83	8,269	83
Total	$9,236	100%	$9,983	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2017, 45% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 49: Automobile Portfolio Loans Outstanding by LTV at Origination
	September 30, 2017		December 31, 2016

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$5,949	82.1%	$6,637	82.0%
LTV > 100%	3,287	112.3	3,346	111.7
Total	$9,236	93.3%	$9,983	92.4%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 50: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2017	$3,287	5	1	5	17
September 30, 2016	3,433	5	2	7	17

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, 77% and 78%, respectively, of the outstanding balances were originated through branch based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 51: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2017		December 31, 2016

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$55	3%	$45	2%
FICO 660-719	540	25	521	23
FICO ≥ 720	1,573	72	1,671	75
Total	$2,168	100%	$2,237	100%

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of September 30, 2017. In providing services to customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.3 billion and funded exposure was $1.8 billion as of September 30, 2017. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp continues to monitor the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of September 30, 2017:

TABLE 52: European Exposure
		Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)		Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$	-	-	80	38	218	67	298	105
Other Eurozone(c)		-	-	351	148	1,429	852	1,780	1,000
Total Eurozone	$	-	-	431	186	1,647	919	2,078	1,105
United Kingdom		-	-	61	60	1,032	586	1,093	646
Other Europe(d)		-	-	-	-	108	49	108	49
Total Europe	$	-	-	492	246	2,787	1,554	3,279	1,800
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Norway and Sweden).

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

Nonperforming assets were $575 million at September 30, 2017 compared to $751 million at December 31, 2016. At September 30, 2017, $20 million of nonaccrual loans were held for sale, compared to $13 million at December 31, 2016.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.60% as of September 30, 2017 compared to 0.80% as of December 31, 2016. Nonaccrual loans and leases secured by real estate were 28% of nonaccrual loans and leases as of September 30, 2017 compared to 25% as of December 31, 2016.

Commercial portfolio nonaccrual loans and leases were $373 million at September 30, 2017, a decrease of $150 million from December 31, 2016. Consumer portfolio nonaccrual loans and leases were $133 million at September 30, 2017, a decrease of $4 million from December 31, 2016. Refer to Tables 54 and 55 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $49 million at September 30, 2017, compared to $78 million at December 31, 2016. The Bancorp recognized $3 million and $5 million in losses on the sale or write-down of OREO properties for the three months ended September 30, 2017 and 2016, respectively, and $8 million and $14 million in losses on the sale or write-down of OREO properties for the nine months ended September 30, 2017 and 2016, respectively.

For the three and nine months ended September 30, 2017, approximately $9 million and $28 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2016 approximately $10 million and $32 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 TABLE 53: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	September 30, 2017	December 31, 2016
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$144	302
Commercial mortgage loans	14	27
Commercial leases	1	2
Residential mortgage loans	19	17
Home equity	56	55
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	197	176
Commercial mortgage loans	17	14 (c)
Commercial leases	-	2
Residential mortgage loans	12	17
Home equity	18	18
Automobile loans	1	2
Credit card	27	28
Total nonaccrual portfolio loans and leases(b)	506	660
OREO and other repossessed property	49	78
Total nonperforming portfolio assets	555	738
Nonaccrual loans held for sale	18	4
Nonaccrual restructured loans held for sale	2	9
Total nonperforming assets	$575	751
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$3	4
Residential mortgage loans(a)	43	49
Automobile loans	10	9
Credit card	21	22
Total loans and leases 90 days past due and still accruing	$77	84
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60%	0.80
ALLL as a percent of nonperforming portfolio assets	217	170
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances 90 days or more past due were $173 as of September 30, 2017 and $202 as of December 31, 2016. The Bancorp recognized losses of $1 and $2 for the three months ended September 30, 2017 and 2016, respectively, and $4 and $5 on these insured or guaranteed loans for the nine months ended September 30, 2017 and 2016, respectively.

(b)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both September 30, 2017 and December 31, 2016 and $1 of restructured nonaccrual government insured commercial loans at both September 30, 2017 and December 31, 2016.

(c)

Excludes $19 of restructured nonaccrual loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 54: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	249	38	93	380
Transfers to accrual status	(59)	(21)	(38)	(118)
Transfers to held for sale	(5)	-	-	(5)
Loans sold from portfolio	(15)	-	-	(15)
Loan paydowns/payoffs	(223)	(8)	(22)	(253)
Transfers to OREO	(2)	(9)	(5)	(16)
Charge-offs	(120)	(3)	(29)	(152)
Draws/other extensions of credit	25	-	-	25
Balance, end of period	$373	31	102	506
TABLE 55: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	555	39	117	711
Transfers to accrual status	(9)	(37)	(55)	(101)
Transfers to held for sale	(39)	-	-	(39)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(203)	(6)	(24)	(233)
Transfers to OREO	(5)	(12)	(8)	(25)
Charge-offs	(192)	(3)	(35)	(230)
Draws/other extensions of credit	23	-	-	23
Balance, end of period	$460	32	109	601

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

Consumer restructured loans on accrual status totaled $929 million and $958 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 26%, 12% and 36%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 56: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of September 30, 2017 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$232	-	-	214	446
Residential mortgage loans(a)	485	46	115	12	658
Home equity	240	14	-	18	272
Automobile loans	9	1	-	1	11
Credit card	16	3	-	27	46
Total	$982	64	115	272	1,433

(a)    Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2017, these advances represented $279 of current loans, $39 of 30-89 days past due loans and $101 of 90 days or more past due loans.

(b)    Excludes restructured nonaccrual loans held for sale.

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

(b)

As of December 31, 2016, excludes $7 of restructured accruing loans and $19 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 29 bps and 45 bps of average portfolio loans and leases for the three months ended September 30, 2017 and 2016, respectively, and were 32 bps and 41 bps of average portfolio loans and leases for the nine months ended September 30, 2017 and 2016, respectively. Table 58 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 21 bps and 22 bps during the three and nine months ended September 30, 2017, respectively, compared to 43 bps and 38 bps during the three and nine months ended September 30, 2016, respectively. The decreases for both the three and nine months ended September 30, 2017 were driven by decreases in net charge-offs on commercial and industrial loans. The three and nine months ended September 30, 2016 included $29 million of charge-offs related to certain healthcare loans, included in net charge-offs on commercial and industrial loans. Additionally, the nine months ended September 30, 2016 included $35 million of charge-offs in the energy related portfolio including oil field services and coal mining loans, included in net charge-offs on commercial and industrial loans.

Consumer loan net charge-offs as a percent of average portfolio consumer loans and leases were 43 bps and 48 bps during the three and nine months ended September 30, 2017, respectively, compared to 49 bps and 47 bps for the three and nine months ended September 30, 2016, respectively. Consumer net charge-offs decreased $6 million and increased $1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Refer to Table 58 for a summary of net charge-offs by consumer loan category.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Losses charged-off:
Commercial and industrial loans	$(30)	(76)	(102)	(169)
Commercial mortgage loans	(3)	(4)	(15)	(19)
Commercial construction loans	-	-	-	-
Commercial leases	-	(1)	(2)	(4)
Residential mortgage loans	(2)	(4)	(12)	(14)
Home equity	(6)	(10)	(24)	(30)
Automobile loans	(13)	(14)	(42)	(40)
Credit card	(23)	(22)	(71)	(68)
Other consumer loans	(8)	(6)	(19)	(15)
Total losses charged-off	$(85)	(137)	(287)	(359)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$3	15	23	22
Commercial mortgage loans	-	2	2	5
Commercial construction loans	-	-	-	1
Commercial leases	-	1	-	1
Residential mortgage loans	3	2	7	7
Home equity	3	3	10	10
Automobile loans	5	5	16	14
Credit card	3	2	7	7
Other consumer loans	-	-	1	3
Total recoveries of losses previously charged-off	$17	30	66	70
Net losses charged-off:
Commercial and industrial loans	$(27)	(61)	(79)	(147)
Commercial mortgage loans	(3)	(2)	(13)	(14)
Commercial construction loans	-	-	-	1
Commercial leases	-	-	(2)	(3)
Residential mortgage loans	1	(2)	(5)	(7)
Home equity	(3)	(7)	(14)	(20)
Automobile loans	(8)	(9)	(26)	(26)
Credit card	(20)	(20)	(64)	(61)
Other consumer loans	(8)	(6)	(18)	(12)
Total net losses charged-off	$(68)	(107)	(221)	(289)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.26%	0.56	0.26	0.45
Commercial mortgage loans	0.16	0.08	0.26	0.27
Commercial construction loans	-	-	-	(0.02)
Commercial leases	0.01	-	0.05	0.09
Total commercial loans and leases	0.21%	0.43	0.22	0.38
Residential mortgage loans	(0.02)	0.07	0.05	0.07
Home equity	0.18	0.32	0.26	0.33
Automobile loans	0.35	0.35	0.37	0.31
Credit card	3.75	3.61	4.00	3.75
Other consumer loans	2.80	3.70	2.66	2.80
Total consumer loans	0.43%	0.49	0.48	0.47
Total net losses charged-off as a percent of average portfolio loans and leases	0.29%	0.45	0.32	0.41

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

During the three months ended September 30, 2017, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $162 million at September 30, 2017. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $31 million at September 30, 2017. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

During the third quarter of 2017, the United States incurred two major hurricanes impacting the states of Texas and Florida. The Bancorp is assessing the impact of these storms and providing assistance to customers that were negatively impacted. The Bancorp’s ALLL included $10 million for the estimated impact of hurricane related losses at September 30, 2017.

TABLE 59: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
ALLL:
Balance, beginning of period	$1,226	1,299	1,253	1,272
Losses charged-off	(85)	(137)	(287)	(359)
Recoveries of losses previously charged-off	17	30	66	70
Provision for loan and lease losses	67	80	193	289
Deconsolidation of a VIE(a)	(20)	-	(20)	-
Balance, end of period	$1,205	1,272	1,205	1,272
Reserve for unfunded commitments:
Balance, beginning of period	$162	151	161	138
(Benefit from) provision for unfunded commitments	(5)	11	(4)	24
Balance, end of period	$157	162	157	162
(a)	Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on the deconsolidation of a VIE.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.13% and 0.12% at September 30, 2017 and December 31, 2016, respectively. The unallocated allowance was 10% and 9% of the total allowance at September 30, 2017 and December 31, 2016, respectively.

As shown in Table 60, the ALLL as a percent of portfolio loans and leases was 1.31% at September 30, 2017 and 1.36% at December 31, 2016. The ALLL was $1.2 billion at September 30, 2017 and $1.3 billion at December 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 60: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	September 30, 2017	December 31, 2016
Attributed ALLL:
Commercial and industrial loans	$670	718
Commercial mortgage loans	72	82
Commercial construction loans	24	16
Commercial leases	11	15
Residential mortgage loans	90	96
Home equity	47	58
Automobile loans	39	42
Credit card	107	102
Other consumer loans	25	12
Unallocated	120	112
Total ALLL	$1,205	1,253
Portfolio loans and leases:
Commercial and industrial loans	$41,011	41,676
Commercial mortgage loans	6,863	6,899
Commercial construction loans	4,652	3,903
Commercial leases	4,043	3,974
Residential mortgage loans	15,588	15,051
Home equity	7,143	7,695
Automobile loans	9,236	9,983
Credit card	2,168	2,237
Other consumer loans	1,179	680
Total portfolio loans and leases	$91,883	92,098
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.63%	1.72
Commercial mortgage loans	1.05	1.19
Commercial construction loans	0.52	0.41
Commercial leases	0.27	0.38
Residential mortgage loans	0.58	0.64
Home equity	0.66	0.75
Automobile loans	0.42	0.42
Credit card	4.94	4.56
Other consumer loans	2.12	1.76
Unallocated (as a percent of total portfolio loans and leases)	0.13	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.31%	1.36

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 69% at September 30, 2017, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 61: Estimated NII Sensitivity Profile and ALCO Policy Limits

	September 30, 2017				September 30, 2016
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.52%	4.73	(4.00)	(6.00)	3.42	11.02	(4.00)	(6.00)
+100 Ramp over 12 months	0.96	3.03	N/A	N/A	1.89	6.67	-	-
-62.5 Ramp over 7 months	(3.61)	(6.40)	(6.00)	(8.00)	N/A	N/A	-	-

At September 30, 2017, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 62.5 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the Federal Reserve has increased its target range for Fed Funds, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix described above. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. The changes in the estimated NII sensitivity profile as of September 30, 2017 compared to September 30, 2016 were primarily attributable to increases in market interest rates, growth in fixed-rate securities balances and lower projected demand deposit balances.

Tables 62 and 63 provide the Bancorp’s estimated NII profile at September 30, 2017 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2017 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 62: Estimated NII Sensitivity Profile at September 30, 2017 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.26%	4.22	1.78	5.24
+100 Ramp over 12 months	0.83	2.78	1.08	3.29

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2017 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of September 30, 2017. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 86% and 52%, respectively, as of September 30, 2017:

TABLE 63: Estimated NII Sensitivity Profile at September 30, 2017 with Deposit Beta Assumptions Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(1.33)%	(0.96)	4.37	10.43
+100 Ramp over 12 months	(0.47)	0.19	2.38	5.88

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 64: Estimated EVE Sensitivity Profile

	September 30, 2017		September 30, 2016
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(4.11)%	(12.00)	(1.56)	(12.00)
+100 Shock	(1.43)	N/A	0.10	-
+25 Shock	(0.16)	N/A	0.24	-
-100 Shock	(1.67)	N/A	N/A	N/A

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at September 30, 2017 and slightly negative to a 100 bps decline in market rates. The +100 and +200 bps rising rate sensitivities are up from the sensitivities at September 30, 2016. The higher risk is primarily related to increases in market interest rates, growth in fixed-rate securities balances and lower outstanding demand deposit and long-term debt balances.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As part of its overall risk management strategy relative to its residential mortgage banking activities, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to residential mortgage loans held for sale through the use of forward contracts and mortgage options.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of September 30, 2017:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,016	17,809	1,186	41,011
Commercial mortgage loans	2,823	3,540	500	6,863
Commercial construction loans	1,832	2,757	63	4,652
Commercial leases	881	1,992	1,170	4,043
Total commercial loans and leases	27,552	26,098	2,919	56,569
Residential mortgage loans	2,791	6,684	6,113	15,588
Home equity	1,863	3,616	1,664	7,143
Automobile loans	4,024	4,865	347	9,236
Credit card	434	1,734	-	2,168
Other consumer loans	671	485	23	1,179
Total consumer loans	9,783	17,384	8,147	35,314
Total portfolio loans and leases	$37,335	43,482	11,066	91,883

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2017:

TABLE 66: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,334	16,661
Commercial mortgage loans	834	3,206
Commercial construction loans	62	2,758
Commercial leases	3,162	-
Total commercial loans and leases	6,392	22,625
Residential mortgage loans	9,706	3,091
Home equity	468	4,812
Automobile loans	5,171	41
Credit card	446	1,288
Other consumer loans	279	229
Total consumer loans	16,070	9,461
Total portfolio loans and leases	$22,462	32,086

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

The fair value of the residential MSR portfolio was $848 million at September 30, 2017 and the net carrying amount of the residential MSR portfolio was $744 million as of December 31, 2016. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage rates decreased during both the three and nine months ended September 30, 2017 which caused modeled prepayment speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $2 million and $15 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $32 million and $89 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2017.

Mortgage rates increased during the three months ended September 30, 2016. Actual prepayment speeds also increased during the three months ended September 30, 2016, but were associated with the interest rate decline at the end of the second quarter of 2016 as there is a natural lag between interest rate movements and prepayments. The increase in mortgage rates caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $7 million on servicing rights. Mortgage rates decreased during the nine months ended September 30, 2016 which caused modeled prepayment speeds to increase, which led to temporary impairment of $125 million on servicing rights. Previously, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

The Bancorp recognized net gains of $3 million and $20 million, respectively, on its non-qualifying hedging strategy for the three and nine months ended September 30, 2017 compared to net losses of $16 million and net gains of $133 million, respectively, during the three and nine months ended September 30, 2016. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were $2 million and $4 million, respectively, during the three and nine months ended September 30, 2017 and zero for both the three and nine months ended September 30, 2016. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2017 and December 31, 2016 was $990 million and $827 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

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

Table 65 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.5 billion of securities in the Bancorp’s available-for-sale and other portfolio at September 30, 2017, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $2.6 billion and $5.8 billion during the three and nine months ended September 30, 2017, respectively, compared to $1.9 billion and $5.0 billion during the three and nine months ended September 30, 2016, respectively. For further information on the transfer of financial assets, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 82% and 83% of its average total assets for the three and nine months ended September 30, 2017, respectively, and 81% for both the three and nine months ended September 30, 2016, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2017, $8.2 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On June 15, 2017, the Bancorp issued and sold $700 million of unsecured senior fixed-rate notes. At September 30, 2017, the Bancorp has approximately $38.7 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.7 billion was available for issuance as of September 30, 2017. For further information on a subsequent event related to long-term debt, refer to Note 25.

In a securitization transaction that occurred in September of 2017, the Bancorp transferred $1.1 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $750 million of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. The bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 11, for additional information.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 124% at September 30, 2017.

On June 1, 2016, the U.S. banking agencies published a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with at least $50 billion but less than $250 billion in total consolidated assets and with less than $10 billion in on-balance sheet foreign exposures, including the Bancorp. Generally consistent with the BCBS’ framework, under the proposed rule banking organizations would be required to hold an amount of ASF over a one-year time horizon that equals or exceeds the institution’s amount of RSF, with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these institutions would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with at least $250 billion in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule. The comment period for this proposal ended on August 5, 2016. The Bancorp is currently awaiting the final rule from the U.S. banking agencies.

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

TABLE 67: Agency Ratings
As of November 6, 2017	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	AL
Subordinated debt	Baa1	BBB	BBB+	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A	A
Senior debt	A3	A-	A-	A
Subordinated debt	Baa1	BBB+	BBB+	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, Vendor Risk Management, cyber security risk management and review of operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

Fifth Third also focuses on the reporting and escalation of operational control issues to senior management and the Board of Directors. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Operational Risk Committee reports to the ERMC, which reports to the Risk and Compliance Committee of the Board of Directors.

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 69: Capital Ratios

($ in millions)	September 30, 2017	December 31, 2016
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.93%	11.66
Tangible equity as a percent of tangible assets(a)	9.84	9.82
Tangible common equity as a percentage of tangible assets(a)	8.89	8.87

	Basel III Transitional(b)
CET1 capital	$12,443	12,426
Tier I capital	13,773	13,756
Total regulatory capital	17,816	17,972
Risk-weighted assets	117,527	119,632

Regulatory capital ratios:
CET1 capital	10.59%	10.39
Tier I risk-based capital	11.72	11.50
Total risk-based capital	15.16	15.02
Tier I leverage	9.97	9.90

	Basel III Fully Phased-In(b)
CET1 capital(a)	10.47%	10.29
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

On June 28, 2017, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2017 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2017 and ending June 30, 2018:

●	The increase in the quarterly common stock dividend to $0.16 from $0.14 beginning in the third quarter of 2017 and to $0.18 beginning in the second quarter of 2018;
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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.16 and $0.13 for the three months ended September 30, 2017 and 2016, respectively, and $0.44 and $0.39 for the nine months ended September 30, 2017 and 2016, respectively. As contemplated by the 2016 and 2017 CCARs, the Bancorp entered into or settled a number of accelerated share repurchase transactions during the nine months ended September 30, 2017. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2017:

TABLE 70: Share Repurchases

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2017 - July 31, 2017	2,356,508	$	24.61	2,248,250	66,706,814
August 1, 2017 - August 31, 2017	31,628,819		27.05	31,540,480	35,166,334
September 1, 2017 - September 30, 2017	76,517		24.19	-	35,166,334
Total	34,061,844	$	26.88	33,788,730	35,166,334
(a)

Includes 273,114 shares repurchased during the third quarter of 2017 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
($ in millions, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks(a)	$2,205	2,392
Available-for-sale and other securities(b)	31,480	31,183
Held-to-maturity securities(c)	25	26
Trading securities	850	410
Other short-term investments	3,298	2,754
Loans and leases held for sale(d)	711	751
Portfolio loans and leases(a)(e)	91,883	92,098
Allowance for loan and lease losses(a)	(1,205)	(1,253)
Portfolio loans and leases, net	90,678	90,845
Bank premises and equipment(f)	2,018	2,065
Operating lease equipment	663	738
Goodwill	2,423	2,416
Intangible assets	18	9
Servicing rights(g)	848	744
Other assets(a)	7,047	7,844
Total Assets	$142,264	142,177
Liabilities
Deposits:
Noninterest-bearing deposits	$35,246	35,782
Interest-bearing deposits	66,206	68,039
Total deposits	101,452	103,821
Federal funds purchased	118	132
Other short-term borrowings	5,688	3,535
Accrued taxes, interest and expenses	2,071	1,800
Other liabilities(a)	2,516	2,269
Long-term debt(a)	14,039	14,388
Total Liabilities	$125,884	125,945
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,682	2,756
Retained earnings	14,748	13,441
Accumulated other comprehensive income	185	59
Treasury stock(h)	(4,637)	(3,433)
Total Bancorp shareholders’ equity	$16,360	16,205
Noncontrolling interests	20	27
Total Equity	16,380	16,232
Total Liabilities and Equity	$142,264	142,177
(a)

Includes $116 and $85 of cash and due from banks, $1,532 and $1,216 of portfolio loans and leases, $(8) and $(26) of ALLL, $9 and $9 of other assets, $3 and $3 of other liabilities, and $1,491 and $1,094 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2017 and December 31, 2016, respectively. For further information refer to Note 11.

(b)	Amortized cost of $31,114 and $31,024 at September 30, 2017 and December 31, 2016, respectively.
(c)	Fair value of $25 and $26 at September 30, 2017 and December 31, 2016, respectively.
(d)

Includes $651 and $686 of residential mortgage loans held for sale measured at fair value and $5 and $0 of commercial loans held for sale measured at fair value at September 30, 2017 and December 31, 2016, respectively.

(e)	Includes $140 and $143 of residential mortgage loans measured at fair value at September 30, 2017 and December 31, 2016, respectively.
(f)	Includes $36 and $39 of bank premises and equipment held for sale at September 30, 2017 and December 31, 2016, respectively. For further information refer to Note 7.
(g)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and were measured under the amortization method at December 31, 2016. For further information refer to Note 12.

(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2017 – 705,473,789 (excludes 218,418,792 treasury shares), December 31, 2016 – 750,479,299 (excludes 173,413,282 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at September 30, 2017 and December 31, 2016; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at September 30, 2017 and December 31, 2016; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at September 30, 2017 and December 31, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2017	2016(a)	2017	2016(a)
Interest Income
Interest and fees on loans and leases	$899	816	2,595	2,429
Interest on securities	249	239	739	707
Interest on other short-term investments	4	2	10	6
Total interest income	1,152	1,057	3,344	3,142
Interest Expense
Interest on deposits	73	51	197	151
Interest on federal funds purchased	2	-	4	2
Interest on other short-term borrowings	12	2	24	8
Interest on long-term debt	95	97	277	269
Total interest expense	182	150	502	430
Net Interest Income	970	907	2,842	2,712
Provision for loan and lease losses	67	80	193	289
Net Interest Income After Provision for Loan and Lease Losses	903	827	2,649	2,423
Noninterest Income
Service charges on deposits	138	143	415	417
Wealth and asset management revenue	102	101	313	304
Corporate banking revenue	101	111	276	330
Card and processing revenue	79	79	232	240
Mortgage banking net revenue	63	66	170	219
Other noninterest income	1,076	336	1,237	552
Securities gains, net	-	4	1	13
Securities gains, net - non-qualifying hedges on mortgage servicing rights	2	-	4	-
Total noninterest income	1,561	840	2,648	2,075
Noninterest Expense
Salaries, wages and incentives	407	400	1,215	1,209
Employee benefits	77	78	274	263
Net occupancy expense	74	73	221	226
Technology and communications	62	62	177	178
Card and processing expense	32	30	95	101
Equipment expense	30	29	88	89
Other noninterest expense	293	301	848	876
Total noninterest expense	975	973	2,918	2,942
Income Before Income Taxes	1,489	694	2,379	1,556
Applicable income tax expense	475	178	694	390
Net Income	1,014	516	1,685	1,166
Less: Net income attributable to noncontrolling interests	-	-	-	(4)
Net Income Attributable to Bancorp	1,014	516	1,685	1,170
Dividends on preferred stock	15	15	52	52
Net Income Available to Common Shareholders	$999	501	1,633	1,118
Earnings per share - basic	$1.37	0.66	2.19	1.45
Earnings per share - diluted	$1.35	0.65	2.16	1.44
Average common shares outstanding - basic	721,280,389	750,885,834	736,686,213	761,147,543
Average common shares outstanding - diluted	733,284,502	757,855,877	748,706,522	766,775,598
Cash dividends declared per common share	$0.16	0.13	0.44	0.39
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, and average common shares outstanding – diluted were adjusted for both the three and nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016(a)
Net Income	$1,014	516	1,685	1,166
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	22	(113)	130	538
Reclassification adjustment for net losses (gains) included in net income	1	(1)	2	(11)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	-	(15)	2	49
Reclassification adjustment for net gains included in net income	(2)	(7)	(11)	(23)
Defined benefit pension plans, net:
Net actuarial loss arising during period	(2)	(3)	(3)	(3)
Reclassification of amounts to net periodic benefit costs	3	5	6	8
Other comprehensive income (loss), net of tax	22	(134)	126	558
Comprehensive Income	1,036	382	1,811	1,724
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	(4)
Comprehensive Income Attributable to Bancorp	$1,036	382	1,811	1,728
(a)

Net tax deficiencies of $6 million were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus(b)	Retained Earnings(b)	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				1,170			1,170	(4)	1,166
Other comprehensive income, net of tax					558		558		558
Cash dividends declared:
Common stock at $0.39 per share				(300)			(300)		(300)
Preferred stock(a)				(52)			(52)		(52)
Shares acquired for treasury			3			(509)	(506)		(506)
Impact of stock transactions under stock compensation plans, net			81	1		(15)	67		67
Other				(2)		2	-	1	1
Balance at September 30, 2016	$2,051	1,331	2,750	13,175	755	(3,286)	16,776	28	16,804

Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				1,685			1,685		1,685
Other comprehensive income, net of tax					126		126		126
Cash dividends declared:
Common stock at $0.44 per share				(324)			(324)		(324)
Preferred stock(a)				(52)			(52)		(52)
Shares acquired for treasury			(113)			(1,219)	(1,332)		(1,332)
Impact of stock transactions under stock compensation plans, net			39			12	51		51
Other				(2)		3	1	(7)	(6)
Balance at September 30, 2017	$2,051	1,331	2,682	14,748	185	(4,637)	16,360	20	16,380
(a)

For both the nine months ended September 30, 2017 and 2016, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H; $1,242.18 per preferred share for Perpetual Preferred Stock, Series I; and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

(b)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2017	2016(a)
Operating Activities
Net income	$1,685	1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	193	289
Depreciation, amortization and accretion	255	341
Stock-based compensation expense	95	86
(Benefit from) provision for deferred income taxes	(97)	27
Securities gains, net	(2)	(12)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	(4)	-
MSR fair value adjustment	104	-
Provision for MSR impairment	-	125
Net gains on sales of loans and fair value adjustments on loans held for sale	(82)	(79)
Net losses on disposition and impairment of bank premises and equipment	3	14
Gains on sales of certain retail branch operations	-	(19)
Net losses on disposition and impairment of operating lease equipment	18	9
Gain on sale of Vantiv, Inc. shares	(1,037)	-
Gain on the TRA associated with Vantiv, Inc.	-	(164)
Proceeds from sales of loans held for sale	4,741	4,633
Loans originated for sale, net of repayments	(4,608)	(5,001)
Dividends representing return on equity method investments	29	21
Net change in:
Trading securities	(430)	(42)
Other assets	129	192
Accrued taxes, interest and expenses	288	(338)
Other liabilities	(44)	(48)
Net Cash Provided by Operating Activities	1,236	1,200
Investing Activities
Proceeds from sales:
Available-for-sale securities	7,484	14,691
Loans	105	214
Bank premises and equipment	25	72
Proceeds from repayments / maturities:
Available-for-sale securities	1,799	2,487
Held-to-maturity securities	1	13
Purchases:
Available-for-sale securities	(8,849)	(17,884)
Bank premises and equipment	(155)	(148)
MSRs	(109)	-
Proceeds from sales and dividends representing return of equity method investments	1,358	49
Net cash paid on sales of certain retail branch operations	-	(219)
Net cash paid on acquisitions	(12)	-
Net change in:
Other short-term investments	(544)	(324)
Loans and leases	(191)	(1,022)
Operating lease equipment	(6)	(136)
Net Cash Provided by (Used in) Investing Activities	906	(2,207)
Financing Activities
Net change in:
Deposits	(2,369)	(1,404)
Federal funds purchased	(14)	(25)
Other short-term borrowings	2,153	1,987
Dividends paid on common stock	(339)	(303)
Dividends paid on preferred stock	(38)	(52)
Proceeds from issuance of long-term debt	1,444	3,735
Repayment of long-term debt	(1,794)	(2,777)
Repurchase of treasury stock and related forward contract	(1,332)	(506)
Other	(40)	(24)
Net Cash (Used in) Provided by Financing Activities	(2,329)	631
Decrease in Cash and Due from Banks	(187)	(376)
Cash and Due from Banks at Beginning of Period	2,392	2,540
Cash and Due from Banks at End of Period	$2,205	2,164
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the cash flows and changes in equity for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2016 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2017	2016
Cash Payments:
Interest	$556	481
Income taxes	439	605

Transfers:
Portfolio loans to loans held for sale	152	153
Loans held for sale to portfolio loans	11	20
Portfolio loans to OREO	28	39

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2017:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and the effective date and transition requirements are consistent with those in the original ASU. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2018, using a modified retrospective approach, with the potential cumulative effect of initially applying the amendments recognized at the date of initial application. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Bancorp’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Condensed Consolidated Financial Statements, although the Bancorp will also be subject to expanded disclosure requirements upon adoption and will be required to update its revenue recognition policies and procedures. The Bancorp expects that the presentation of certain underwriting expenses incurred by its broker-dealer subsidiary may change from net to gross presentation upon adoption but this change is expected to be immaterial and is not expected to have an impact on income before income taxes or net income.

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

ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which makes several amendments to existing guidance for hedge accounting. The amendments are intended to simplify the application of hedge accounting guidance in current GAAP, improve the alignment of financial reporting with an entity’s risk management strategies and allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. Among other things, the amendments 1) permit hedge accounting for risk components in certain hedging relationships including nonfinancial risk and interest rate risk, 2) provide new alternatives for designating and measuring fair value changes in the hedged item for fair value hedges of interest rate risk, 3) modify the recognition and presentation requirements for the effects of hedging instruments, 4) allow entities to exclude certain components from the assessment of hedge effectiveness and 5) ease the application of current guidance related to the assessment of hedge effectiveness. There are also additional modifications to disclosure requirements. The amended guidance is effective for the Bancorp on January 1, 2019 with early adoption permitted in any interim period subsequent to issuance of the ASU, provided that the effect of adoption is reflected as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is to be applied prospectively while the elimination of separate measurement of ineffectiveness for cash flow hedges is to be applied using a cumulative-effect adjustment to retained earnings. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

September 30, 2017 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$69	-	-	69
Obligations of states and political subdivisions securities	44	1	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,750	218	(35)	15,933
Agency commercial mortgage-backed securities	9,137	130	(35)	9,232
Non-agency commercial mortgage-backed securities	3,300	62	(4)	3,358
Asset-backed securities and other debt securities	2,116	41	(14)	2,143
Equity securities(b)	698	3	(1)	700
Total available-for-sale and other securities	$31,114	455	(89)	31,480
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$23	-	-	23
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$25	-	-	25
(a)

Includes interest-only mortgage-backed securities of $36 as of September 30, 2017, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $361 and $2, respectively, at September 30, 2017, that are carried at cost, and certain mutual fund and equity security holdings.

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

Trading securities were $850 million as of September 30, 2017 compared to $410 million at December 31, 2016. The following table presents net realized gains and losses that were recognized in income from available-for-sale and other securities as well as total gains that were recognized in income from trading securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Available-for-sale and other securities:
Realized gains	$24	13	53	42
Realized losses	(21)	(9)	(28)	(16)
OTTI	(4)	(2)	(28)	(8)
Net realized (losses) gains on available-for-sale and other securities(a)	$(1)	2	(3)	18
Total trading securities gains(b)	$5	2	11	2
Total gains and losses recognized in income from available-for-sale and other securities and trading securities	$4	4	8	20
(a)

Excludes net losses on interest-only mortgage-backed securities of $1 and $2 for the three and nine months ended September 30, 2017, respectively, and an immaterial net gain and net losses of $8 for the three and nine months ended September 30, 2016, respectively.

(b)

Includes net gains of $1 for both the three and nine months ended September 30, 2017, and an immaterial net loss and net losses of $1 for the three and nine months ended September 30, 2016, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of OTTI by security type:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Available-for-sale and other debt securities	$(4)	(2)	(28)	(7)
Available-for-sale equity securities	-	-	-	(1)
Total OTTI(a)	$(4)	(2)	(28)	(8)
(a)	Included in securities gains, net in the Condensed Consolidated Statements of Income.

At September 30, 2017 and December 31, 2016, securities with a fair value of $7.3 billion and $10.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of September 30, 2017 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$148	149	7	7
1-5 years	8,034	8,117	8	8
5-10 years	19,631	19,887	8	8
Over 10 years	2,603	2,627	2	2
Equity securities	698	700	-	-
Total	$31,114	31,480	25	25
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Agency residential mortgage-backed securities	$2,527	(16)	598	(19)	3,125	(35)
Agency commercial mortgage-backed securities	2,266	(30)	135	(5)	2,401	(35)
Non-agency commercial mortgage-backed securities	403	(4)	6	-	409	(4)
Asset-backed securities and other debt securities	181	(2)	407	(12)	588	(14)
Equity securities	-	-	37	(1)	37	(1)
Total	$5,377	(52)	1,183	(37)	6,560	(89)
December 31, 2016
U.S. Treasury and federal agencies	$199	-	-	-	199	-
Agency residential mortgage-backed securities	6,223	(88)	172	(7)	6,395	(95)
Agency commercial mortgage-backed securities	3,183	(61)	-	-	3,183	(61)
Non-agency commercial mortgage-backed securities	1,052	(15)	-	-	1,052	(15)
Asset-backed securities and other debt securities	422	(8)	336	(10)	758	(18)
Equity securities	-	-	37	(2)	37	(2)
Total	$11,079	(172)	545	(19)	11,624	(191)

At both September 30, 2017 and December 31, 2016, an immaterial amount of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2017	December 31, 2016
Loans and leases held for sale:
Commercial and industrial loans	$16	60
Commercial mortgage loans	8	5
Commercial leases	3	-
Residential mortgage loans	684	686
Total loans and leases held for sale	$711	751
Portfolio loans and leases:
Commercial and industrial loans	$41,011	41,676
Commercial mortgage loans	6,863	6,899
Commercial construction loans	4,652	3,903
Commercial leases	4,043	3,974
Total commercial loans and leases	$56,569	56,452
Residential mortgage loans	$15,588	15,051
Home equity	7,143	7,695
Automobile loans	9,236	9,983
Credit card	2,168	2,237
Other consumer loans	1,179	680
Total consumer loans	$35,314	35,646
Total portfolio loans and leases	$91,883	92,098

Total portfolio loans and leases are recorded net of unearned income, which totaled $487 million as of September 30, 2017 and $503 million as of December 31, 2016. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $276 million and $240 million as of September 30, 2017 and December 31, 2016, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.4 billion and $13.1 billion at September 30, 2017 and December 31, 2016, respectively, pledged at the FHLB, and loans of $40.0 billion at both September 30, 2017 and December 31, 2016 pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial and industrial loans	$41,027	41,736	3	4
Commercial mortgage loans	6,871	6,904	-	-
Commercial construction loans	4,652	3,903	-	-
Commercial leases	4,046	3,974	-	-
Residential mortgage loans	16,272	15,737	43	49
Home equity	7,143	7,695	-	-
Automobile loans	9,236	9,983	10	9
Credit card	2,168	2,237	21	22
Other consumer loans	1,179	680	-	-
Total loans and leases	$92,594	92,849	77	84
Less: Loans and leases held for sale	711	751
Total portfolio loans and leases	$91,883	92,098

The following table presents a summary of net charge-offs (recoveries):
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Commercial and industrial loans	$27	61	79	147
Commercial mortgage loans	3	2	13	14
Commercial construction loans	-	-	-	(1)
Commercial leases	-	-	2	3
Residential mortgage loans	(1)	2	5	7
Home equity	3	7	14	20
Automobile loans	8	9	26	26
Credit card	20	20	64	61
Other consumer loans	8	6	18	12
Total net charge-offs	$68	107	221	289

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$817	93	206	110	1,226
Losses charged-off	(33)	(2)	(50)	-	(85)
Recoveries of losses previously charged-off	3	3	11	-	17
Provision for (benefit from) loan and lease losses	9	(4)	51	11	67
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)
Balance, end of period	$777	90	218	120	1,205
(a) Refer to Note 11 for further discussion on the deconsolidation of a VIE.
For the three months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$873	98	211	117	1,299
Losses charged-off	(81)	(4)	(52)	-	(137)
Recoveries of losses previously charged-off	18	2	10	-	30
Provision for (benefit from) loan and lease losses	44	-	38	(2)	80
Balance, end of period	$854	96	207	115	1,272

For the nine months ended September 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(119)	(12)	(156)	-	(287)
Recoveries of losses previously charged-off	25	7	34	-	66
Provision for (benefit from) loan and lease losses	59	(1)	126	9	193
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)
Balance, end of period	$777	90	218	120	1,205
(a) Refer to Note 11 for further discussion on the deconsolidation of a VIE.
For the nine months ended September 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(192)	(14)	(153)	-	(359)
Recoveries of losses previously charged-off	29	7	34	-	70
Provision for loan and lease losses	177	3	109	-	289
Balance, end of period	$854	96	207	115	1,272

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of September 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$89	64	39	-	192
Collectively evaluated for impairment	688	26	179	-	893
Unallocated	-	-	-	120	120
Total ALLL	$777	90	218	120	1,205
Portfolio loans and leases:(b)
Individually evaluated for impairment	$600	658	329	-	1,587
Collectively evaluated for impairment	55,969	14,788	19,397	-	90,154
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$56,569	15,448	19,726	-	91,743
(a)	Includes $1 related to leveraged leases at September 30, 2017.
(b)	Excludes $140 of residential mortgage loans measured at fair value and includes $709 of leveraged leases, net of unearned income at September 30, 2017.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2016 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$118	(c)	68	44	-	230
Collectively evaluated for impairment	713		28	170	-	911
Unallocated	-		-	-	112	112
Total ALLL	$831		96	214	112	1,253
Portfolio loans and leases:(b)
Individually evaluated for impairment	$904	(c)	652	371	-	1,927
Collectively evaluated for impairment	55,548		14,253	20,224	-	90,025
Loans acquired with deteriorated credit quality	-		3	-	-	3
Total portfolio loans and leases	$56,452		14,908	20,595	-	91,955
(a)	Includes $2 related to leveraged leases at December 31, 2016.
(b)	Excludes $143 of residential mortgage loans measured at fair value and includes $701 of leveraged leases, net of unearned income at December 31, 2016.
(c)

Includes five restructured loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $26 and an ALLL of $18. Refer to Note 11 for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,344	1,290	1,372	5	41,011
Commercial mortgage owner-occupied loans	3,202	69	90	-	3,361
Commercial mortgage nonowner-occupied loans	3,382	28	91	1	3,502
Commercial construction loans	4,645	7	-	-	4,652
Commercial leases	3,885	78	80	-	4,043
Total commercial loans and leases	$53,458	1,472	1,633	6	56,569

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,844	1,204	1,604	24	41,676
Commercial mortgage owner-occupied loans	3,168	72	117	3	3,360
Commercial mortgage nonowner-occupied loans	3,466	4	69	-	3,539
Commercial construction loans	3,902	1	-	-	3,903
Commercial leases	3,894	54	26	-	3,974
Total commercial loans and leases	$53,274	1,335	1,816	27	56,452

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans. The Bancorp’s residential mortgage portfolio segment is also a separate class.

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	September 30, 2017		December 31, 2016
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,417	31	14,874	34
Home equity	7,069	74	7,622	73
Automobile loans	9,235	1	9,981	2
Credit card	2,141	27	2,209	28
Other consumer loans	1,179	-	680	-
Total residential mortgage and consumer loans	$35,041	133	35,366	137
(a)	Excludes $140 and $143 of residential mortgage loans measured at fair value at September 30, 2017 and December 31, 2016, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of September 30, 2017 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,877	31	103	134	41,011	3
Commercial mortgage owner-occupied loans	3,335	4	22	26	3,361	-
Commercial mortgage nonowner-occupied loans	3,496	-	6	6	3,502	-
Commercial construction loans	4,652	-	-	-	4,652	-
Commercial leases	4,042	-	1	1	4,043	-
Residential mortgage loans(a)(b)	15,339	36	73	109	15,448	43
Consumer loans:
Home equity	7,014	73	56	129	7,143	-
Automobile loans	9,133	92	11	103	9,236	10
Credit card	2,107	34	27	61	2,168	21
Other consumer loans	1,176	3	-	3	1,179	-
Total portfolio loans and leases	$91,171	273	299	572	91,743	77
(a)	Excludes $140 of residential mortgage loans measured at fair value at September 30, 2017.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $274 as of September 30, 2017, of which $76 of these loans were 30-89 days past due and $173 were 90 days or more past due. The Bancorp recognized $1 and $4 of losses during the three and nine months ended September 30, 2017, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current	Past Due				90 Days Past
As of December 31, 2016 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,495	87	94	181	41,676	4
Commercial mortgage owner-occupied loans	3,332	6	22	28	3,360	-
Commercial mortgage nonowner-occupied loans	3,530	2	7	9	3,539	-
Commercial construction loans	3,902	1	-	1	3,903	-
Commercial leases	3,972	-	2	2	3,974	-
Residential mortgage loans(a)(b)	14,790	37	81	118	14,908	49
Consumer loans:
Home equity	7,570	68	57	125	7,695	-
Automobile loans	9,886	85	12	97	9,983	9
Credit card	2,183	28	26	54	2,237	22
Other consumer loans	679	1	-	1	680	-
Total portfolio loans and leases	$91,339	315	301	616	91,955	84
(a)	Excludes $143 of residential mortgage loans measured at fair value at December 31, 2016.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of September 30, 2017 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans:
Commercial and industrial loans	$412	352		80
Commercial mortgage owner-occupied loans	17	14		8
Commercial mortgage nonowner-occupied loans	3	2		1
Restructured residential mortgage loans	464	461		64
Restructured consumer loans:
Home equity	180	179		25
Automobile loans	9	9		1
Credit card	46	46		13
Total impaired portfolio loans with a related ALLL	$1,131	1,063		192
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$199	177		-
Commercial mortgage owner-occupied loans	22	19		-
Commercial mortgage nonowner-occupied loans	37	36		-
Restructured residential mortgage loans	217	197		-
Restructured consumer loans:
Home equity	96	93		-
Automobile loans	2	2		-
Total impaired portfolio loans with no related ALLL	$573	524		-
Total impaired portfolio loans	$1,704	1,587	(a)	192
(a)

Includes $232, $646 and $283, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $214, $12 and $46, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at September 30, 2017.

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
Restructured consumer loans:
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
Restructured consumer loans:
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

(b)

Excludes five restructured loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $26, a recorded investment of $26 and an ALLL of $18. Refer to Note 11 for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended September 30, 2017		For the nine months ended September 30, 2017

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$581	4	611	6
Commercial mortgage owner-occupied loans	50	-	55	-
Commercial mortgage nonowner-occupied loans	40	-	69	1
Commercial leases	1	-	2	-
Restructured residential mortgage loans	654	6	655	18
Restructured consumer loans:
Home equity	275	3	285	9
Automobile loans	11	-	12	-
Credit card	48	1	49	3
Total average impaired portfolio loans and leases	$1,660	14	1,738	37

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$725	4	685	8
Commercial mortgage owner-occupied loans(a)	62	-	66	1
Commercial mortgage nonowner-occupied loans	139	2	152	4
Commercial construction loans	-	-	3	-
Commercial leases	7	-	6	-
Restructured residential mortgage loans	651	6	646	19
Restructured consumer loans:
Home equity	318	3	330	9
Automobile loans	16	-	18	-
Credit card	55	1	57	4
Total average impaired loans and leases	$1,973	16	1,963	45
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $27 and an immaterial amount of interest income recognized for both the three and nine months ended September 30, 2016. Refer to Note 11 for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	September 30, 2017	December 31, 2016
Commercial loans and leases:
Commercial and industrial loans	$341	478
Commercial mortgage owner-occupied loans	25	32 (a)
Commercial mortgage nonowner-occupied loans	6	9
Commercial leases	1	4
Total nonaccrual portfolio commercial loans and leases	373	523
Residential mortgage loans	31	34
Consumer loans:
Home equity	74	73
Automobile loans	1	2
Credit card	27	28
Total nonaccrual portfolio consumer loans	102	103
Total nonaccrual portfolio loans and leases(b)(c)	$506	660
OREO and other repossessed property	49	78
Total nonperforming portfolio assets(b)(c)	$555	738
(a)

Excludes $19 of restructured nonaccrual loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 11 for further discussion on the deconsolidation of a VIE associated with these loans in the third quarter of 2017.

(b)	Excludes $20 and $13 of nonaccrual loans held for sale at September 30, 2017 and December 31, 2016, respectively.
(c)

Includes $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both September 30, 2017 and December 31, 2016 and $1 of restructured nonaccrual government insured commercial loans at both September 30, 2017 and December 31, 2016.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $250 million and $260 million as of September 30, 2017 and December 31, 2016, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $42 million and $73 million, respectively, as of September 30, 2017 compared with $82 million and $57 million, respectively, as of December 31, 2016.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	17	$ 73	(6)	-
Commercial mortgage owner-occupied loans	1	-	-	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	247	35	1	-
Consumer loans:
Home equity	38	2	-	-
Automobile loans	28	-	-	-
Credit card	2,021	10	2	-
Total portfolio loans	2,353	$ 120	(3)	-
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2016 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans and Leases Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans and leases:
Commercial and industrial loans	12	$ 41	10	-
Commercial mortgage owner-occupied loans	1	1	-	-
Commercial leases	5	16	-	-
Residential mortgage loans	240	38	2	-
Consumer loans:
Home equity	57	5	-	-
Automobile loans	52	1	-	-
Credit card	2,320	10	2	1
Total portfolio loans and leases	2,687	$ 112	14	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	67	$ 226	(4)	6
Commercial mortgage owner-occupied loans	8	8	5	-
Commercial mortgage nonowner-occupied loans	3	-	-	-
Residential mortgage loans	649	92	4	-
Consumer loans:
Home equity	113	7	-	-
Automobile loans	73	-	-	-
Credit card	5,929	27	5	1
Total portfolio loans	6,842	$ 360	10	7
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2016 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans and Leases Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans and leases:
Commercial and industrial loans	56	$ 158	19	-
Commercial mortgage owner-occupied loans	11	9	(2)	-
Commercial mortgage nonowner-occupied loans	4	5	1	-
Commercial leases	5	16	-	-
Residential mortgage loans	745	111	6	-
Consumer loans:
Home equity	183	12	-	-
Automobile loans	188	3	-	-
Credit card	7,174	33	6	3
Total portfolio loans and leases	8,366	$ 347	30	3
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2017 and 2016 and were within twelve months of the restructuring date:

September 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	3	$1
Commercial mortgage owner-occupied loans	1	-
Residential mortgage loans	49	7
Consumer loans:
Home equity	2	-
Credit card	417	2
Total portfolio loans	472	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

September 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	1	$1
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	41	6
Consumer loans:
Home equity	3	-
Credit card	458	2
Total portfolio loans	505	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2017 and 2016 and were within twelve months of the restructuring date:

September 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	7	$17
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	132	19
Consumer loans:
Home equity	13	2
Credit card	1,254	6
Total portfolio loans	1,410	$45
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

September 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$4
Commercial mortgage nonowner-occupied loans	2	-
Commercial leases	2	1
Residential mortgage loans	127	18
Consumer loans:
Home equity	11	1
Credit card	1,232	5
Total portfolio loans and leases	1,378	$29
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2017	December 31, 2016
Land and improvements(a)	$643	663
Buildings(a)	1,676	1,672
Equipment	1,828	1,761
Leasehold improvements	396	398
Construction in progress(a)	99	99
Bank premises and equipment held for sale:
Land and improvements	24	29
Buildings	11	9
Equipment	1	1
Accumulated depreciation and amortization	(2,660)	(2,567)
Total bank premises and equipment	$2,018	2,065
(a)

At September 30, 2017 and December 31, 2016, land and improvements, buildings and construction in progress included $91 and $92, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million and $6 million for the three and nine months ended September 30, 2017, respectively, and $28 million and $31 million for the three and nine months ended September 30, 2016, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Operating Lease Equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These recoverability assessments did not result in impairment losses associated with operating lease assets for the three months ended September 30, 2017. The Bancorp recognized impairment losses of $31 million for the nine months ended September 30, 2017 and $6 million and $11 million for the three and nine months ended September 30, 2016, respectively, as a result of these recoverability assessments. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

9. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. The Bancorp completed its annual goodwill impairment test as of September 30, 2017 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2017 and 2016 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	Total
Goodwill	$1,363	1,655	215	148	3,381
Accumulated impairment losses	(750)	-	(215)	-	(965)
Net carrying value as of December 31, 2015	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of September 30, 2016	$613	1,655	-	148	2,416
Net carrying value as of December 31, 2016	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	7	7
Net carrying value as of September 30, 2017	$613	1,655	-	155	2,423

10. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2017
Core deposit intangibles	$34	(28)	6
Other	25	(13)	12
Total intangible assets	$59	(41)	18
As of December 31, 2016
Core deposit intangibles	$34	(27)	7
Other	15	(13)	2
Total intangible assets	$49	(40)	9

As of September 30, 2017, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial for both the three months ended September 30, 2017 and 2016 and $1 million for both the nine months ended September 30, 2017 and 2016. The Bancorp’s projection of amortization expense shown in the following table is based on existing balances as of September 30, 2017. Future amortization expense may vary from these projections.

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

September 30, 2017 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	116	-	116
Commercial mortgage loans		-	20	20
Automobile loans		1,512	-	1,512
ALLL		(8)	-	(8)
Other assets		9	-	9
Total assets	$	1,629	20	1,649
Liabilities:
Other liabilities	$	3	-	3
Long-term debt		1,491	-	1,491
Total liabilities	$	1,494	-	1,494
Noncontrolling interests	$	-	20	20

December 31, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	84	1	85
Commercial mortgage loans		-	46	46
Automobile loans		1,170	-	1,170
ALLL		(6)	(20)	(26)
Other assets		9	-	9
Total assets	$	1,257	27	1,284
Liabilities
Other liabilities	$	3	-	3
Long-term debt		1,094	-	1,094
Total liabilities	$	1,097	-	1,097
Noncontrolling interests	$	-	27	27

Automobile loan securitizations

In a securitization transaction that occurred in September of 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp. Refer to Note 15 for further information. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017 resulting in a decrease of $27 million in commercial mortgage loans, a decrease of $20 million in ALLL associated with the commercial mortgage loans and a decrease of $18 million in indemnification guarantee exposure. The Bancorp’s maximum exposure related to the remaining indemnifications at September 30, 2017 and December 31, 2016 was $16 million and $31 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,431	382	1,431
Private equity investments	106	-	158
Loans provided to VIEs	1,914	-	2,923

December 31, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,421	357	1,421
Private equity investments	176	-	232
Loans provided to VIEs	1,735	-	2,672

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

At September 30, 2017 and December 31, 2016, the Bancorp’s CDC investments included $1.4 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $382 million and $349 million at September 30, 2017 and December 31, 2016, respectively. The unfunded commitments as of September 30, 2017 are expected to be funded from 2017 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Statements of Income Caption		2017	2016	2017	2016
Pre-tax investment and impairment losses(a)	Other noninterest expense	$	36	37	107	110
Tax credits and other benefits	Applicable income tax expense		(56)	(54)	(168)	(165)
(a)

The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2017 and 2016.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at September 30, 2017 and December 31, 2016, the unfunded commitment amounts to the funds were $52 million and $56 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $2 million and an immaterial amount during the three months ended September 30, 2017 and 2016, respectively, and $9 million and $8 million, during the nine months ended September 30, 2017 and 2016, respectively. The Bancorp did not recognize OTTI on its investments in private equity funds during both the three and nine months ended September 30, 2017. The Bancorp recognized $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during both the three and nine months ended September 30, 2016. Refer to Note 23 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2017 and December 31, 2016, the Bancorp’s unfunded commitments to these entities were $1.0 billion and $937 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2017 and 2016. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016
Residential mortgage loan sales(a)	$	1,593	1,846	4,740	4,591

Origination fees and gains on loan sales		40	61	106	156
Gross mortgage servicing fees		56	49	152	151
(a)	Represents the unpaid principal balance at the time of the sale.

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

The following tables present changes in the servicing rights related to residential mortgage and automobile loans for the nine months ended September 30:

($ in millions)	2017
Balance, beginning of period	$744
Servicing rights originated - residential mortgage loans	99
Servicing rights acquired - residential mortgage loans	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	(15)
Other changes in fair value(b)	(89)
Balance, end of period	$848
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

($ in millions)	2016
Carrying amount before valuation allowance:
Balance, beginning of period	$1,204
Servicing rights that result from the transfer of residential mortgage loans	55
Amortization	(96)
Balance, end of period	$1,163
Valuation allowance for servicing rights:
Balance, beginning of period	$(419)
Provision for MSR impairment	(125)
Balance, end of period	(544)
Carrying amount after valuation allowance	$619

For the three and nine months ended September 30, 2016, temporary impairment, effected through a change in the MSR valuation allowance, was captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. Amortization expense recognized on servicing rights for the three and nine months ended September 30, 2016 was $35 million and $96 million, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the nine months ended September 30:

($ in millions)	2017	2016
Fixed-rate residential mortgage loans:
Balance, beginning of period	$722	757
Balance, end of period	831	597
Adjustable-rate residential mortgage loans:
Balance, beginning of period	22	27
Balance, end of period	17	22
Fixed-rate automobile loans:
Balance, beginning of period	-	1
Balance, end of period	-	-

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Securities gains, net - non-qualifying hedges on MSRs	$2	-	4	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	1	(16)	16	133
MSR fair value adjustment(a)	(34)	-	(104)	-
(Provision for) recovery of MSR impairment(a)	-	7	-	(125)
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended September 30, 2017 and 2016 were as follows:

		September 30, 2017			September 30, 2016

	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	7.6	9.2%	499	6.6	11.7%	564
Servicing rights	Adjustable	2.5	35.1	650	2.8	30.0	681

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2017 and December 31, 2016, the Bancorp serviced $60.8 billion and $53.6 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2017, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate			Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$831	5.8	11.8%	$(37)	(72)	(161)	502	$(16)	(32)
Servicing rights	Adjustable	17	3.3	25.2	(1)	(2)	(5)	784	-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2017 and December 31, 2016, the balance of collateral held by the Bancorp for derivative assets was $458 million and $444 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $31 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of September 30, 2017. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of both September 30, 2017 and December 31, 2016 was $6 million.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2017 and December 31, 2016, the balance of collateral posted by the Bancorp for derivative liabilities was $384 million and $399 million, respectively, and $83 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of September 30, 2017 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2017 and December 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

			Fair Value
September 30, 2017 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,955		310	-
Total fair value hedges			310	-
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		-	17
Total cash flow hedges			-	17
Total derivatives designated as qualifying hedging instruments			310	17
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,452		44	17
Forward contracts related to residential mortgage loans held for sale	2,297		2	2
Swap associated with the sale of Visa, Inc. Class B Shares	1,753		-	136
Foreign exchange contracts	118		1	-
Total free-standing derivatives - risk management and other business purposes			47	155
Free-standing derivatives - customer accommodation:
Interest rate contracts	41,065		160	121
Interest rate lock commitments	652		13	-
Commodity contracts	2,800		76	76
TBAs	273		-	-
Foreign exchange contracts	9,928		129	130
Total free-standing derivatives - customer accommodation			378	327
Total derivatives not designated as qualifying hedging instruments			425	482
Total		$	735	499

			Fair Value
December 31, 2016 ($ in millions)	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455		323	12
Total fair value hedges			323	12
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475		22	-
Total cash flow hedges			22	-
Total derivatives designated as qualifying hedging instruments			345	12
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,522		165	39
Forward contracts related to residential mortgage loans held for sale	1,823		20	3
Swap associated with the sale of Visa, Inc. Class B Shares	1,300		-	91
Foreign exchange contracts	111		-	-
Total free-standing derivatives - risk management and other business purposes			185	133
Free-standing derivatives - customer accommodation:
Interest rate contracts	33,431		205	210
Interest rate lock commitments	701		13	1
Commodity contracts	2,095		107	106
Foreign exchange contracts	11,013		202	204
Total free-standing derivatives - customer accommodation			527	521
Total derivatives not designated as qualifying hedging instruments			712	654
Total		$	1,057	666

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of September 30, 2017, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(6)	(19)	(13)	103
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	5	17	11	(109)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2017, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of September 30, 2017, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 27 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2017 and December 31, 2016, $1 million and $10 million, respectively, of net unrealized gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2017, $3 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2017.

During both the three and nine months ended September 30, 2017 and 2016, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2017	2016	2017	2016
Amount of pretax net gains (losses) recognized in OCI	$	-	(23)	3	77
Amount of pretax net gains reclassified from OCI into net income		3	11	17	37

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which was accounted for as a free-standing derivative. Refer to Note 23 for further discussion of significant inputs and assumptions previously used in the valuation of the warrant. During the year ended December 31, 2015, the Bancorp both sold and exercised part of the warrant. During the year ended December 31, 2016, the Bancorp exercised the remaining portion of the warrant.

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 23 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months		For the nine months
		ended September 30,		ended September 30,
($ in millions)		2017	2016	2017	2016
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(1)	9	(17)	(10)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	1	(16)	16	133
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(4)	2	(8)	(3)
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	-	(2)	-	64
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(47)	(12)	(69)	(61)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2017 and December 31, 2016, the total notional amount of the risk participation agreements was $2.8 billion and $2.5 billion, respectively, and the fair value was a liability of $5 million and $4 million at September 30, 2017 and December 31, 2016, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2017, the risk participation agreements had a weighted-average remaining life of 2.8 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2017	December 31, 2016
Pass	$2,744	2,447
Special mention	66	14
Substandard	10	6
Total	$2,820	2,467

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months		For the nine months
	Condensed Consolidated		ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption		2017	2016	2017	2016
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	5	5	15	17
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	1	-	(2)
Interest rate lock commitments	Mortgage banking net revenue		27	42	76	126
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		1	1	4	4
Commodity contracts for customers (credit losses)	Other noninterest expense		-	-	1	(1)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	-	-	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		11	13	33	44
Foreign exchange contracts for customers (credit losses)	Other noninterest expense		-	-	2	(2)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(1)	-	-	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities and as of September 30, 2017 do not include variation margin payments for derivative contracts with legal rights of setoff.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of September 30, 2017 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$722	(182)	(356)	184
Total assets	722	(182)	(356)	184

Liabilities:
Derivatives	499	(182)	(170)	147
Total liabilities	$499	(182)	(170)	147
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2017	December 31, 2016
FHLB advances	$4,700	2,500
Securities sold under repurchase agreements	638	661
Derivative collateral	350	374
Total other short-term borrowings	$5,688	3,535

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)		September 30, 2017		December 31, 2016
		Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Type of collateral:
Agency residential mortgage-backed securities	$	638	Overnight	661	Overnight
U.S. Treasury and federal agencies securities		-	Overnight	-	Overnight
Total securities sold under repurchase agreements	$	638		661

15. Long-Term Debt

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

In a securitization transaction that occurred in September of 2017, the Bancorp transferred $1.1 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $750 million of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. Additionally, as previously discussed in Note 11, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

For further information on a subsequent event related to long-term debt, refer to Note 25.

16. Capital Actions

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2017, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2017:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement		Total Shares Repurchased		Settlement Date
December 20, 2016	$	155	4,843,750	1,044,362		5,888,112		February 6, 2017
May 1, 2017		342	11,641,971	2,248,250		13,890,221		July 31, 2017
August 17, 2017		990	31,540,480	(a	)	(a	)	(a	)
(a)	The settlement of the transaction is expected to occur on or before December 18, 2017.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	September 30,	December 31,
($ in millions)	2017	2016
Commitments to extend credit	$66,606	67,909
Letters of credit	2,401	2,583
Forward contracts related to residential mortgage loans held for sale	2,297	1,823
Noncancelable operating lease obligations	580	576
Purchase obligations	103	57
Capital commitments for private equity investments	52	59
Capital expenditures	35	29
Capital lease obligations	15	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2017 and December 31, 2016, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $157 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2017	2016
Pass	$65,638	66,802
Special mention	331	338
Substandard	637	753
Doubtful	-	16
Total commitments to extend credit	$66,606	67,909

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2017:

($ in millions)
Less than 1 year(a)	$1,198
1 - 5 years(a)	1,155
Over 5 years	48
Total letters of credit	$2,401
(a)	Includes $12 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both September 30, 2017 and December 31, 2016, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% of the total standby letters of credit were collateralized as of both September 30, 2017 and December 31, 2016. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $6 million and $3 million at September 30, 2017 and December 31, 2016, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2017	December 31, 2016
Pass	$2,044	2,134
Special mention	89	98
Substandard	162	290
Doubtful	106	61
Total letters of credit	$2,401	2,583

At September 30, 2017 and December 31, 2016, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2017 and December 31, 2016, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $718 million and $929 million, respectively, of which FTS acted as the remarketing agent to issuers on $615 million and $784 million, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $436 million and $609 million of the VRDNs remarketed by FTS, in addition to $103 million and $145 million in VRDNs remarketed by third parties at September 30, 2017 and December 31, 2016, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $9 million and $6 million of these VRDNs in its portfolio and classified them as trading securities at September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $10 million and $13 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2017 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended September 30, 2017 and 2016, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $4 million in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2017 and 2016, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $9 million and $10 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2017 and 2016 were $4 million and $8 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2017 and 2016 were $12 million and $18 million, respectively. Total outstanding repurchase demand inventory was $1 million and $2 million at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,

($ in millions)	2017	2016	2017	2016
Balance, beginning of period	$11	21	13	25
Net reductions to the reserve	(1)	(3)	(3)	(7)
Losses charged against the reserve	-	-	-	-
Balance, end of period	$10	18	10	18
The following tables provide a rollforward of unresolved claims by claimant type for the nine months ended:
	GSE		Private Label
September 30, 2017 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	13	$2	-	$-
New demands	86	12	-	-
Loan paydowns/payoffs	(2)	-	-	-
Resolved demands	(90)	(13)	-	-
Balance, end of period	7	$1	-	$-

	GSE		Private Label
September 30, 2016 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	16	$4	2	$-
New demands	253	18	4	-
Loan paydowns/payoffs	(8)	(1)	-	-
Resolved demands	(203)	(14)	(6)	-
Balance, end of period	58	$7	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $327 million and $374 million at September 30, 2017 and December 31, 2016, respectively, and the delinquency rates were 3.0% and 3.2% at September 30, 2017 and December 31, 2016, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million and $7 million at September 30, 2017 and December 31, 2016, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $15 million at both September 30, 2017 and December 31, 2016. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2017 and December 31, 2016.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 23 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2017, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $136 million at September 30, 2017 and $91 million at December 31, 2016. Refer to Note 13 and Note 23 for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. In rejecting the settlement, the appellate court found that counsel for plaintiffs was conflicted and thus could not adequately represent the plaintiff-class members of the separate monetary and injunctive relief settlement classes. The appellate court decertified the settlement classes, ordered that the case return to the trial court and directed the trial court to appoint separate counsel for the separate plaintiff classes. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. Refer to Note 17 for further information.

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

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks unspecified monetary damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. On January 5, 2016, the Court denied Fifth Third’s motion to dismiss. Trial is currently scheduled for June 18, 2018. On May 11, 2017, another trust beneficiary filed a separate lawsuit against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (F. David Clarke, III v. Fifth Third Bank). After Fifth Third successfully moved to consolidate the two cases, F. David Clarke, III voluntarily dismissed his claims against Fifth Third.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $31 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Related Party Transactions

On August 7, 2017, Fifth Third Bancorp and Fifth Third Bank entered into a transaction agreement with Vantiv, Inc. and Vantiv Holding, LLC under which Fifth Third Bank agreed to exercise its right to exchange 19.79 million of its Class B Units in Vantiv Holding, LLC for 19.79 million shares of Vantiv, Inc.’s Class A Common Stock and Vantiv, Inc. agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017.

As a result of these transactions, the Bancorp recognized a gain of approximately $1.0 billion during the third quarter of 2017. Following the share repurchase, the Bancorp beneficially owns approximately 8.6% of Vantiv Holding, LLC’s equity through its ownership of approximately 15.25 million Class B Units of Vantiv Holding, LLC. The Bancorp continues to account for this investment under the equity method given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

20. Income Taxes

The applicable income tax expense was $475 million and $178 million for the three months ended September 30, 2017 and 2016, respectively, and $694 million and $390 million for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 were 31.9% and 25.6%, respectively, and 29.2% and 25.0% for the nine months ended September 30, 2017 and 2016, respectively. Net tax deficiencies of $6 million were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016. The increase in the effective tax rate for both the three and nine months ended September 30, 2017 compared to the same periods in the prior year was primarily the result of elevated pre-tax income in the third quarter of 2017 related to the sale of a portion of the Bancorp’s interest in Vantiv Holding, LLC.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2017 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$34	(12)	22
Reclassification adjustment for net losses on available-for-sale securities included in net income	1	-	1
Net unrealized gains on available-for-sale securities	35	(12)	23	210	23	233
Unrealized holding gains on cash flow hedge derivatives arising during period	-	-	-
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(3)	1	(2)
Net unrealized gains on cash flow hedge derivatives	(3)	1	(2)	3	(2)	1
Net actuarial loss arising during the period	(3)	1	(2)
Reclassification of amounts to net periodic benefit costs	5	(2)	3
Defined benefit pension plans, net	2	(1)	1	(50)	1	(49)
Total	$34	(12)	22	163	22	185

	Total OCI			Total AOCI
September 30, 2016 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale securities arising during period	$(149)	36	(113)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(2)	1	(1)
Net unrealized gains on available-for-sale securities	(151)	37	(114)	879	(114)	765
Unrealized holding losses on cash flow hedge derivatives arising during period	(23)	8	(15)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(11)	4	(7)
Net unrealized gains on cash flow hedge derivatives	(34)	12	(22)	70	(22)	48
Net actuarial loss arising during the period	(5)	2	(3)
Reclassification of amounts to net periodic benefit costs	8	(3)	5
Defined benefit pension plans, net	3	(1)	2	(60)	2	(58)
Total	$(182)	48	(134)	889	(134)	755

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2017 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$204	(74)	130
Reclassification adjustment for net losses on available-for-sale securities included in net income	3	(1)	2
Net unrealized gains on available-for-sale securities	207	(75)	132	101	132	233
Unrealized holding gains on cash flow hedge derivatives arising during period	3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(17)	6	(11)
Net unrealized gains on cash flow hedge derivatives	(14)	5	(9)	10	(9)	1
Net actuarial loss arising during the period	(4)	1	(3)
Reclassification of amounts to net periodic benefit costs	9	(3)	6
Defined benefit pension plans, net	5	(2)	3	(52)	3	(49)
Total	$198	(72)	126	59	126	185

	Total OCI			Total AOCI
September 30, 2016 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$855	(317)	538
Reclassification adjustment for net gains on available-for-sale securities included in net income	(18)	7	(11)
Net unrealized gains on available-for-sale securities	837	(310)	527	238	527	765
Unrealized holding gains on cash flow hedge derivatives arising during period	77	(28)	49
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(37)	14	(23)
Net unrealized gains on cash flow hedge derivatives	40	(14)	26	22	26	48
Net actuarial loss arising during the period	(5)	2	(3)
Reclassification of amounts to net periodic benefit costs	12	(4)	8
Defined benefit pension plans, net	7	(2)	5	(63)	5	(58)
Total	$884	(326)	558	197	558	755

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption		For the three months ended September 30,		For the nine months ended September 30,
Components of AOCI: ($ in millions)			2017	2016	2017	2016
Net unrealized gains on available-for-sale securities:(b)
Net (losses) gains included in net income	Securities gains, net	$	(1)	2	(3)	18
	Income before income taxes		(1)	2	(3)	18
	Applicable income tax expense		-	(1)	1	(7)
	Net income		(1)	1	(2)	11
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases		3	11	17	37
	Income before income taxes		3	11	17	37
	Applicable income tax expense		(1)	(4)	(6)	(14)
	Net income		2	7	11	23
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)		(2)	(2)	(6)	(7)
Settlements	Employee benefits expense(a)		(3)	(6)	(3)	(5)
	Income before income taxes		(5)	(8)	(9)	(12)
	Applicable income tax expense		2	3	3	4
	Net income		(3)	(5)	(6)	(8)

Total reclassifications for the period	Net income	$	(2)	3	3	26
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

22. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

		2017			2016(a)
For the three months ended September 30, (in millions, except per share data)		Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$	999			501
Less: Income allocated to participating securities		10			5
Net income allocated to common shareholders	$	989	721	1.37	496	751	0.66
Earnings Per Diluted Share:
Net income available to common shareholders	$	999			501
Effect of dilutive securities:
Stock-based awards		-	12		-	7
Net income available to common shareholders plus assumed conversions		999			501
Less: Income allocated to participating securities		10			5
Net income allocated to common shareholders plus assumed conversions	$	989	733	1.35	496	758	0.65
(a)

Average common shares outstanding - diluted were adjusted for the three months ended September 30, 2016 related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

		2017			2016(a)
For the nine months ended September 30, (in millions, except per share data)		Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$	1,633			1,118
Less: Income allocated to participating securities		18			12
Net income allocated to common shareholders	$	1,615	737	2.19	1,106	761	1.45
Earnings Per Diluted Share:
Net income available to common shareholders	$	1,633			1,118
Effect of dilutive securities:
Stock-based awards		-	12		-	6
Net income available to common shareholders plus assumed conversions		1,633			1,118
Less: Income allocated to participating securities		18			12
Net income allocated to common shareholders plus assumed conversions	$	1,615	749	2.16	1,106	767	1.44
(a)

Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense and average common shares outstanding - diluted were adjusted for the nine months ended September 30, 2016 related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2017 excludes 4 million and 5 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2016 excludes 20 million and 23 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and nine months ended September 30, 2017 excludes the impact of the forward contract related to the August 17, 2017 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the third quarter of 2017, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2017, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and nine months ended September 30, 2016 excludes the impact of the forward contract related to the August 5, 2016 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the third quarter of 2016, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2016, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
September 30, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$69	-	-	69
Obligations of states and political subdivisions securities	-	45	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,933	-	15,933
Agency commercial mortgage-backed securities	-	9,232	-	9,232
Non-agency commercial mortgage-backed securities	-	3,358	-	3,358
Asset-backed securities and other debt securities	-	2,143	-	2,143
Equity securities(a)	88	1	-	89
Available-for-sale and other securities(a)	157	30,712	-	30,869
Trading securities:
U.S. Treasury and federal agencies securities	1	20	-	21
Obligations of states and political subdivisions securities	-	35	-	35
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	402	-	402
Asset-backed securities and other debt securities	-	52	-	52
Equity securities	340	-	-	340
Trading securities	341	509	-	850
Residential mortgage loans held for sale	-	651	-	651
Residential mortgage loans(b)	-	-	140	140
Commercial loans held for sale	-	5	-	5
MSRs(f)	-	-	848	848
Derivative assets:
Interest rate contracts	2	514	13	529
Foreign exchange contracts	-	130	-	130
Commodity contracts	23	53	-	76
Derivative assets(d)	25	697	13	735
Total assets	$523	32,574	1,001	34,098
Liabilities:
Derivative liabilities:
Interest rate contracts	$2	150	5	157
Foreign exchange contracts	-	130	-	130
Equity contracts	-	-	136	136
Commodity contracts	8	68	-	76
Derivative liabilities(e)	10	348	141	499
Short positions(e)	20	8	-	28
Total liabilities	$30	356	141	527
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $361 and $2, respectively, at September 30, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and nine months ended September 30, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.
(f)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and were measured under the amortization method at December 31, 2016.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for sale

For commercial loans held for sale for which the fair value election has been made, fair value is estimated based upon quoted prices of identical or similar assets in an active market, which are reviewed and approved by the Market Risk department, which reports to the Bancorp’s Chief Risk Officer. These loans are generally valued using a market approach based on observable prices and are classified within Level 2 of the valuation hierarchy.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September, 2017 and December 31, 2016, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at September 30, 2017 was $13 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $5 million and $9 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $6 million and $12 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended September 30, 2017 ($ in millions)	Residential Mortgage Loans	MSRs(d)	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value

Balance, beginning of period	$142	849	9	(98)	902
Total (losses) gains (realized/unrealized):
Included in earnings	-	(34)	28	(47)	(53)
Purchases/originations	-	33	(1)	-	32
Settlements	(6)	-	(28)	9	(25)
Transfers into Level 3(b)	4	-	-	-	4

Balance, end of period	$140	848	8	(136)	860

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017(c)	$-	(34)	13	(47)	(68)

(a)	Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of September 30, 2017.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and were measured under the amortization method at December 31, 2016.

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

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the nine months ended September 30, 2017 ($ in millions)	Loans	MSRs(d)	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	2	(104)	77	(69)	(94)
Purchases/originations	-	208	(2)	-	206
Settlements	(16)	-	(75)	24	(67)
Transfers into Level 3(b)	11	-	-	-	11
Balance, end of period	$140	848	8	(136)	860
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017(c)	$2	(104)	14	(69)	(157)
(a)	Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of September 30, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and were measured under the amortization method at December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential	Interest Rate	Equity
	Mortgage	Derivatives,	Derivatives,	Total
For the nine months ended September 30, 2016 ($ in millions)	Loans	Net(a)	Net(a)	Fair Value
Balance, beginning of period	$167	12	201	380
Total gains (realized/unrealized):
Included in earnings	3	127	3	133
Purchases	-	(2)	-	(2)
Settlements	(30)	(108)	18	(120)
Transfers into Level 3(b)	9	-	-	9
Balance, end of period	$149	29	222	400
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2016(c)	$3	34	3	40
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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2017	2016	2017	2016
Mortgage banking net revenue	$(6)	42	(27)	129
Corporate banking revenue	-	-	2	1
Other noninterest income	(47)	(14)	(69)	3
Total (losses) gains	$(53)	28	(94)	133

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2017 and 2016 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2017	2016	2017	2016
Mortgage banking net revenue	$(21)	33	(90)	36
Corporate banking revenue	-	-	2	1
Other noninterest income	(47)	(14)	(69)	3
Total (losses) gains	$(68)	19	(157)	40

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$140	Loss rate model	Interest rate risk factor Credit risk factor	(9.2) - 14.9% 0 - 46.2%	3.2% 1.0%
MSRs	848	Discounted cash flow	Prepayment speed	0.8-98.0%	(Fixed) 11.8% (Adjustable) 25.2%
			OAS spread (bps)	430-1,515	(Fixed) 502 (Adjustable) 784
IRLCs, net	13	Discounted cash flow	Loan closing rates	3.3 - 96.5%	72.8%
Swap associated with the sale of Visa, Inc. Class B Shares	(136)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2020 - 12/31/2023	8/15/2021

As of September 30, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$149	Loss rate model	Interest rate risk factor Credit risk factor	(5.0) - 15.7% 0 - 80.3%	5.1% 1.2%
IRLCs, net	33	Discounted cash flow	Loan closing rates	6.5 - 94.0%	76.2%
Stock warrant associated with Vantiv Holding, LLC	325	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 12.8 20.2 - 26.6%	5.8 23.6%
Swap associated with the sale of Visa, Inc. Class B Shares	(103)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	8/24/2020
(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2017 and 2016 and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2017 and 2016, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

		Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2017 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Commercial loans held for sale	$	-	-	8	8	(1)	(33)
Commercial and industrial loans		-	-	354	354	(10)	(68)
Commercial mortgage loans		-	-	20	20	(1)	(12)
Commercial leases		-	-	1	1	-	(2)
OREO		-	-	20	20	(3)	(8)
Bank premises and equipment		-	-	25	25	(1)	(6)
Operating lease equipment		-	-	56	56	-	(20)
Total	$	-	-	484	484	(16)	(149)

		Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of September 30, 2016 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Commercial loans held for sale	$	-	-	85	85	(21)	(28)
Commercial and industrial loans		-	-	321	321	(52)	(118)
Commercial mortgage loans		-	-	58	58	(1)	(2)
Commercial construction loans		-	-	-	-	-	2
Commercial leases		-	-	-	-	-	(1)
MSRs(a)		-	-	619	619	7	(125)
OREO		-	-	46	46	(5)	(14)
Bank premises and equipment		-	-	67	67	(28)	(31)
Operating lease equipment		-	-	39	39	(4)	(9)
Private equity investments		-	-	63	63	(9)	(9)
Total	$	-	-	1,298	1,298	(113)	(335)
(a)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and were measured under the amortization method at September 30, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$8	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	354	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	20	Appraised value	Collateral value	NM	NM
Commercial leases	1	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	25	Appraised value	Appraised value	NM	NM
Operating lease equipment	56	Appraised value	Appraised value	NM	NM

As of September 30, 2016 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$85	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	321	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	58	Appraised value	Collateral value	NM	NM
Commercial construction loans	-	Appraised value	Collateral value	NM	NM
Commercial leases	-	Appraised value	Collateral value	NM	NM
MSRs	619	Discounted cash flow	Prepayment speed	0-100%	(Fixed) 14.9% (Adjustable) 27.1%
			OAS spread (bps)	100-1,515	(Fixed) 615 (Adjustable) 724
OREO	46	Appraised value	Appraised value	NM	NM
Bank premises and equipment	67	Appraised value	Appraised value	NM	NM
Operating lease equipment	39	Appraised value	Appraised value	NM	NM
Private equity investments	63	Liquidity discount applied	Liquidity discount	5.0-37.5%	12.6%
		to fund’s net asset value

Commercial loans held for sale

During the three and nine months ended September 30, 2017, the Bancorp transferred $9 million and $84 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. During the three and nine months ended September 30, 2016, the Bancorp transferred $112 million and $137 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. There were $1 million and $31 million of fair value adjustments for the three and nine months ended September 30, 2017, respectively. There were $21 million and $26 million of fair value adjustments for the three and nine months ended September 30, 2016, respectively. The fair value adjustments were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial for both the three and nine months ended September 30, 2017 and 2016. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains and losses on the sale of commercial loans held for sale during both the three months ended September 30, 2017 and 2016. The Bancorp recognized $2 million in losses on the sale of commercial loans held for sale for both the nine months ended September 30, 2017 and 2016.

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

Commercial loans held for investment

During the three and nine months ended September 30, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at September 30, 2017 and under the amortization method at December 31, 2016. Mortgage interest rates increased during the three months ended September 30, 2016 and the Bancorp recognized a recovery of temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. Mortgage interest rates decreased during the nine months ended September 30, 2016 and the Bancorp recognized temporary impairment in all classes of the MSR portfolio and the carrying value was adjusted to the fair value. Refer to the MSRs section of the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion for additional information.

OREO

During the three and nine months ended September 30, 2017 and 2016, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included an immaterial amount of losses and $3 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2017, respectively, and $2 million and $7 million for the three and nine months ended September 30, 2016, respectively. These losses also included $3 million and $5 million in losses for the three and nine months ended September 30, 2017, respectively, and $3 million and $7 million in losses for the three and nine months ended September 30, 2016, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment refer to Note 7.

Operating lease equipment

During the nine months ended September 30, 2017 and both the three and nine months ended September 30, 2016, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Bancorp did not record any losses for the three months ended September 30, 2017. The Bancorp recorded net losses of $20 million for the nine months ended September 30, 2017 and net losses of $4 million and $9 million for the three and nine months ended September 30, 2016, respectively, as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on impairment charges related to certain operating lease equipment.

Private equity investments

In December 2013, the U.S. banking agencies issued final rules to implement section 619 of the DFA, known as the Volcker Rule, which places limitations on banking organizations’ ability to own, sponsor or have certain relationships with certain private equity funds. The Bancorp recognized $9 million of OTTI primarily associated with certain nonperforming investments affected by the Volcker Rule during both the three and nine months ended September 30, 2016. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of a fund by applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Chief Strategy Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option

The Bancorp elected to measure certain residential mortgage and commercial loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Electing to measure certain commercial loans held for sale at fair value reduces certain timing differences and better reflects changes in fair value of these assets that are expected to be sold in the short term. Management’s intent to sell residential mortgage or commercial loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2017 and 2016 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $27 million and $49 million for the nine months ended September 30, 2017 and 2016, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at September 30, 2017 for which the fair value option was elected included gains of an immaterial amount for the nine months ended September 30, 2017. The Bancorp did not hold any commercial loans held for sale during the nine months ended September 30, 2016. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at September 30, 2017 and December 31, 2016, respectively. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at September 30, 2017. The Bancorp did not hold any commercial loans held for sale at December 31, 2016. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2017
Residential mortgage loans measured at fair value	$791	764	27
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	5	5	-
December 31, 2016
Residential mortgage loans measured at fair value	$829	823	6
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of September 30, 2017 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,205	2,205	-	-	2,205
Other securities	611	-	611	-	611
Held-to-maturity securities	25	-	-	25	25
Other short-term investments	3,298	3,298	-	-	3,298
Loans and leases held for sale	55	-	-	55	55
Portfolio loans and leases:
Commercial and industrial loans	40,341	-	-	41,503	41,503
Commercial mortgage loans	6,791	-	-	6,742	6,742
Commercial construction loans	4,628	-	-	4,637	4,637
Commercial leases	4,032	-	-	3,698	3,698
Residential mortgage loans	15,358	-	-	16,093	16,093
Home equity	7,096	-	-	7,557	7,557
Automobile loans	9,197	-	-	8,982	8,982
Credit card	2,061	-	-	2,473	2,473
Other consumer loans	1,154	-	-	1,226	1,226
Unallocated ALLL	(120)	-	-	-	-
Total portfolio loans and leases, net	$90,538	-	-	92,911	92,911
Financial liabilities:
Deposits	$101,452	-	101,425	-	101,425
Federal funds purchased	118	118	-	-	118
Other short-term borrowings	5,688	-	5,688	-	5,688
Long-term debt	14,039	14,244	534	-	14,778

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2016 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,392	2,392	-	-	2,392
Other securities	607	-	607	-	607
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,754	2,754	-	-	2,754
Loans held for sale	65	-	-	65	65
Portfolio loans and leases:
Commercial and industrial loans	40,958	-	-	41,976	41,976
Commercial mortgage loans	6,817	-	-	6,735	6,735
Commercial construction loans	3,887	-	-	3,853	3,853
Commercial leases	3,959	-	-	3,651	3,651
Residential mortgage loans	14,812	-	-	15,415	15,415
Home equity	7,637	-	-	8,421	8,421
Automobile loans	9,941	-	-	9,640	9,640
Credit card	2,135	-	-	2,503	2,503
Other consumer loans	668	-	-	678	678
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$90,702	-	-	92,872	92,872
Financial liabilities:
Deposits	$103,821	-	103,811	-	103,811
Federal funds purchased	132	132	-	-	132
Other short-term borrowings	3,535	-	3,535	-	3,535
Long-term debt	14,388	14,288	545	-	14,833

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

Loans and leases held for sale

Fair values for certain commercial loans and leases held for sale were valued based on executable bids when available, or on DCF models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows. Fair values for residential mortgage loans held for sale were valued based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

						Wealth	General
		Commercial	Branch		Consumer	and Asset	Corporate
September 30, 2017 ($ in millions)		Banking	Banking		Lending	Management	and Other	Eliminations	Total
Net interest income	$	422	453		59	38	(2)	-	970
Provision for (benefit from) loan and lease losses		(3)	35		8	(1)	28	-	67
Net interest income after provision for loan and lease losses		425	418		51	39	(30)	-	903
Total noninterest income		216	191 (	b)	68	101	1,017	(32)(a)	1,561
Total noninterest expense		356	403		116	108	24	(32)	975
Income before income taxes		285	206		3	32	963	-	1,489
Applicable income tax expense		51	72		1	11	340	-	475
Net income		234	134		2	21	623	-	1,014
Less: Net income attributable to noncontrolling interests		-	-		-	-	-	-	-
Net income attributable to Bancorp		234	134		2	21	623	-	1,014
Dividends on preferred stock		-	-		-	-	15	-	15
Net income available to common shareholders	$	234	134		2	21	608	-	999
Total goodwill	$	613	1,655		-	155	-	-	2,423
Total assets	$	58,752	57,219		22,447	8,813	(4,967)(c)	-	142,264
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $1 for branches and land. For more information refer to Note 7 and Note 23.
(c)	Includes bank premises and equipment of $36 classified as held for sale. For more information refer to Note 7.

							Wealth	General
		Commercial		Branch		Consumer	and Asset	Corporate
September 30, 2016 ($ in millions)		Banking		Banking		Lending	Management	and Other	Eliminations	Total
Net interest income	$	456		414		63	40	(66)	-	907
Provision for (benefit from) loan and lease losses		(18)		34		12	-	52	-	80
Net interest income after provision for loan and lease losses		474		380		51	40	(118)	-	827
Total noninterest income		228 (	c)	163 (	b)	71	99	312	(33)(a)	840
Total noninterest expense		349		402		117	103	35	(33)	973
Income before income taxes		353		141		5	36	159	-	694
Applicable income tax expense		74		50		2	13	39	-	178
Net income		279		91		3	23	120	-	516
Less: Net income attributable to noncontrolling interests		-		-		-	-	-	-	-
Net income attributable to Bancorp		279		91		3	23	120	-	516
Dividends on preferred stock		-		-		-	-	15	-	15
Net income available to common shareholders	$	279		91		3	23	105	-	501
Total goodwill	$	613		1,655		-	148	-	-	2,416
Total assets	$	59,392		54,955		22,430	8,437	(1,935)(d )	-	143,279
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $28 for branches and land. For more information refer to Note 7 and Note 23.
(c)	Includes impairment charges of $4 for operating lease equipment. For more information refer to Note 8 and Note 23.
(d)	Includes bank premises and equipment of $45 classified as held for sale. For more information refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the nine months ended:

							Wealth	General
		Commercial		Branch		Consumer	and Asset	Corporate
September 30, 2017 ($ in millions)		Banking		Banking		Lending	Management	and Other	Eliminations	Total
Net interest income	$	1,261		1,320		179	114	(32)	-	2,842
Provision for loan and lease losses		25		115		30	2	21	-	193
Net interest income after provision for loan and lease losses		1,236		1,205		149	112	(53)	-	2,649
Total noninterest income		645 (	c)	563 (	b)	182	312	1,045	(99)(a)	2,648
Total noninterest expense		1,071		1,204		355	334	53	(99)	2,918
Income (loss) before income taxes		810		564		(24)	90	939	-	2,379
Applicable income tax expense (benefit)		138		199		(8)	31	334	-	694
Net income (loss)		672		365		(16)	59	605	-	1,685
Less: Net income attributable to noncontrolling interests		-		-		-	-	-	-	-
Net income (loss) attributable to Bancorp		672		365		(16)	59	605	-	1,685
Dividends on preferred stock		-		-		-	-	52	-	52
Net income (loss) available to common shareholders	$	672		365		(16)	59	553	-	1,633
Total goodwill	$	613		1,655		-	155	-	-	2,423
Total assets	$	58,752		57,219		22,447	8,813	(4,967)(d )	-	142,264

(a)    Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)    Includes impairment charges of $6 for branches and land. For more information refer to Note 7 and Note 23.
(c)    Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 8 and Note 23.
(d)    Includes bank premises and equipment of $36 classified as held for sale. For more information refer to Note 7.

							Wealth	General
		Commercial		Branch		Consumer	and Asset	Corporate
September 30, 2016 ($ in millions)		Banking		Banking		Lending	Management	and Other(e)	Eliminations	Total(e)
Net interest income	$	1,367		1,272		185	127	(239)	-	2,712
Provision for loan and lease losses		119		104		32	1	33	-	289
Net interest income after provision for loan and lease losses		1,248		1,168		153	126	(272)	-	2,423
Total noninterest income		683 (	c)	566 (	b)	234	302	390	(100)(a)	2,075
Total noninterest expense		1,065		1,223		358	317	79	(100)	2,942
Income before income taxes		866		511		29	111	39	-	1,556
Applicable income tax expense		151		181		11	38	9	-	390
Net income		715		330		18	73	30	-	1,166
Less: Net income attributable to noncontrolling interests		-		-		-	-	(4)	-	(4)
Net income attributable to Bancorp		715		330		18	73	34	-	1,170
Dividends on preferred stock		-		-		-	-	52	-	52
Net income (loss) available to common shareholders	$	715		330		18	73	(18)	-	1,118
Total goodwill	$	613		1,655		-	148	-	-	2,416
Total assets	$	59,392		54,955		22,430	8,437	(1,935)(d )	-	143,279
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $31 for branches and land. For more information refer to Note 7 and Note 23.
(c)	Includes impairment charges of $9 for operating lease equipment. For more information refer to Note 8 and Note 23.
(d)	Includes bank premises and equipment of $45 classified as held for sale. For more information refer to Note 7.
(e)	Net tax deficiencies of $6 were reclassified from capital surplus to applicable income tax expense for the nine months ended September 30, 2016, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

25. Subsequent Event

On October 30, 2017 the Bank issued and sold $1.1 billion in aggregate principal amount of unsecured senior bank notes, with a maturity of three years, due on October 30, 2020. The bank notes consisted of $750 million of 2.20% senior fixed-rate notes and $300 million of senior floating-rate notes at three-month LIBOR plus 25 bps. The Bank entered into an interest rate swap to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 24 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2017 to any of the risk factors as previously disclosed in the Bancorp’s most recent annual report as filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2017.

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

10.1	Supplemental Confirmation dated August 15, 2017, to Master Confirmation, dated April 23, 2012, for accelerated share repurchase transaction between Fifth Third Bancorp and Goldman, Sachs & Co. LLC**
10.2	Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015.*
10.3	Second Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013.*
10.4	Third Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

Fifth Third Bancorp
Registrant

Date: November 6, 2017

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)