Form 10-K
period 2017-12-31
FIFTH THIRD BANCORP
filed 2018-02-28
CIK 35527

2017 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	97	Commitments, Contingent Liabilities and Guarantees	138
Supplemental Cash Flow Information	107	Legal and Regulatory Proceedings	142
Restrictions on Cash, Dividends and Other Capital Actions	107	Related Party Transactions	144
Investment Securities	109	Income Taxes	147
Loans and Leases	111	Retirement and Benefit Plans	149
Credit Quality and the Allowance for Loan and Lease Losses	113	Accumulated Other Comprehensive Income	153
Bank Premises and Equipment	121	Common, Preferred and Treasury Stock	155
Operating Lease Equipment	121	Stock-Based Compensation	156
Goodwill	122	Other Noninterest Income and Other Noninterest Expense	160
Intangible Assets	122	Earnings Per Share	161
Variable Interest Entities	123	Fair Value Measurements	162
Sales of Receivables and Servicing Rights	126	Regulatory Capital Requirements and Capital Ratios	173
Derivative Financial Instruments	128	Parent Company Financial Statements	174
Other Assets	133	Business Segments	176
Short-Term Borrowings	134	Subsequent Events	178
Long-Term Debt	135

Annual Report on Form 10-K	179
Consolidated Ten Year Comparison	206
Directors and Officers	207
Corporate Information

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) regulatory objections to Fifth Third’s resolution plan; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) changes in LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of Vantiv Holding, LLC or other investments or acquired entities; (39) difficulties from or changes in Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv Holding, LLC; (40) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (41) inaccuracies or other failures from the use of models; (42) effects of critical accounting policies and judgments or the use of inaccurate estimates; (43) weather related events or other natural disasters; and (44) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

CET1: Common Equity Tier 1

CFPB: United States Consumer Financial Protection Bureau

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

PSA: Performance Share Award

RCC: Risk Compliance Committee

RSA: Restricted Stock Award

RSF: Required Stable Funding

RSU: Restricted Stock Unit

SAR: Stock Appreciation Right

SBA: Small Business Administration

SEC: United States Securities and Exchange Commission

TBA: To Be Announced

TCJA: Tax Cuts and Jobs Act

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

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except for per share data)	2017	2016	2015	2014	2013
Income Statement Data
Net interest income (U.S. GAAP)	$3,798	3,615	3,533	3,579	3,561
Net interest income (FTE)(a)(b)	3,824	3,640	3,554	3,600	3,581
Noninterest income	3,224	2,696	3,003	2,473	3,227
Total revenue(a)	7,048	6,336	6,557	6,073	6,808
Provision for loan and lease losses	261	343	396	315	229
Noninterest expense	3,990	3,903	3,775	3,709	3,961
Net income attributable to Bancorp	2,194	1,564	1,712	1,481	1,836
Net income available to common shareholders	2,119	1,489	1,637	1,414	1,799
Common Share Data
Earnings per share - basic	$2.88	1.95	2.03	1.68	2.05
Earnings per share - diluted	2.83	1.93	2.01	1.66	2.02
Cash dividends declared per common share	0.60	0.53	0.52	0.51	0.47
Book value per share	21.67	19.82	18.48	17.35	15.85
Market value per share	30.34	26.97	20.10	20.38	21.03
Financial Ratios
Return on average assets	1.56%	1.10	1.22	1.12	1.48
Return on average common equity	13.9	9.8	11.3	10.0	13.1
Return on average tangible common equity(b)	16.5	11.6	13.5	12.2	16.0
Dividend payout ratio	20.8	27.2	25.6	30.3	22.9
Average total Bancorp shareholders’ equity as a percent of average assets	11.80	11.67	11.33	11.59	11.56
Tangible common equity as a percent of tangible assets(b)	8.94	8.87	8.59	8.43	8.63
Net interest margin(a)(b)	3.03	2.88	2.88	3.10	3.32
Net interest rate spread(a)(b)	2.76	2.66	2.69	2.94	3.15
Efficiency(a)(b)	56.6	61.6	57.6	61.1	58.2
Credit Quality
Net losses charged-off	$298	362	446	575	501
Net losses charged-off as a percent of average portfolio loans and leases	0.32%	0.39	0.48	0.64	0.58
ALLL as a percent of portfolio loans and leases	1.30	1.36	1.37	1.47	1.79
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.48	1.54	1.52	1.62	1.97
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.53	0.80	0.70	0.82	1.10
Average Balances
Loans and leases, including held for sale	$92,731	94,320	93,339	91,127	89,093
Total securities and other short-term investments	33,562	31,965	30,245	24,866	18,861
Total assets	140,636	142,266	140,078	131,909	123,704
Transaction deposits(d)	96,052	95,371	95,244	89,715	82,915
Core deposits(e)	99,823	99,381	99,295	93,477	86,675
Wholesale funding(f)	20,360	21,813	20,210	19,154	17,769
Bancorp shareholders’ equity	16,590	16,597	15,865	15,290	14,302
Regulatory Capital and Liquidity Ratios	Basel III Transitional(g)			Basel I(h)
CET1 capital	10.61%	10.39	9.82	-	-
Tier I risk-based capital	11.74	11.50	10.93	10.83	10.43
Total risk-based capital	15.16	15.02	14.13	14.33	14.17
Tier I leverage	10.01	9.90	9.54	9.66	9.73
Modified LCR	129	128	-	-	-
(a)	Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was $26, $25, $21, $21 and $20, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(g)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets. Under the banking agencies’ Final Rule published in November 2017 pertaining to certain regulatory capital items for banks subject to the standardized approach, the Bancorp is no longer subject to certain transition provisions and phase-outs beyond 2017.

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

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in MD&A on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts. The FTE basis for presenting net interest income is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2017, net interest income on an FTE basis and noninterest income provided 54% and 46% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, other short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of loss on its loan and lease portfolio as a result of changing expected cash flows caused by borrower credit events, such as loan defaults and inadequate collateral.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the top federal statutory corporate tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. U.S. GAAP requires the Bancorp to recognize the tax effects of changes in tax laws and rates on its deferred taxes in the period in which the law is enacted. As a result, for the year ended December 31, 2017, the Bancorp remeasured its deferred tax assets and liabilities and recognized an income tax benefit of approximately $220 million. Additionally, as a result of the TCJA, the Bancorp recognized a $27 million decrease to interest income related to the tax treatment of leveraged leases and recognized $68 million of impairment on certain affordable housing investments in other noninterest expense. As a result of the TCJA, during the fourth quarter of 2017 the Bancorp decided to make a $15 million contribution to the Fifth Third Foundation recognized within other noninterest expense and also paid $15 million in one-time employee bonuses.

Vantiv, Inc. and Vantiv Holding, LLC Transactions

During the third quarter of 2017, the Bancorp and Fifth Third Bank entered into a transaction agreement with Vantiv, Inc. and Vantiv Holding, LLC under which Fifth Third Bank agreed to exercise its right to exchange 19.79 million of its Class B Units in Vantiv Holding, LLC for 19.79 million shares of Vantiv, Inc.’s Class A Common Stock and Vantiv, Inc. agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017. As a result of these transactions, the Bancorp recognized a gain of approximately $1.0 billion during the third quarter of 2017.

As of December 31, 2017, the Bancorp continued to hold approximately 15 million Class B Units of Vantiv Holding, LLC which may be exchanged for Class A Common Stock of Vantiv, Inc. (now Worldpay, Inc.), on a one-for-one basis or at Worldpay, Inc.’s option for cash which represented approximately 8.6% ownership of Vantiv Holding, LLC as of December 31, 2017. In addition, the Bancorp holds approximately 15 million Class B Common Shares of Worldpay, Inc., which give the Bancorp voting rights, but no economic interest in Worldpay, Inc. These securities are subject to certain terms and restrictions.

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp expects to recognize a gain of approximately $415 million in other noninterest income in the Bancorp’s first quarter of 2018 Quarterly Report on Form 10-Q for the dilution in its ownership interest in Vantiv Holding, LLC from approximately 8.6% to approximately 4.9%. The Bancorp’s remaining interest in Vantiv Holding, LLC continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp. For more information on Worldpay, Inc., formerly Vantiv, Inc., and Vantiv Holding, LLC transactions, refer to Note 19 and Note 31 of the Notes to Consolidated Financial Statements.

32  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NorthStar Strategy

In the third quarter of 2016, the Bancorp launched the NorthStar Strategy, a three-year plan designed to help deliver strong, consistent returns through longer term economic cycles. Underpinning the strategy is the Bancorp’s goal of striving to be the One Bank people most value and trust.

The Bancorp is focused on:

●	Building a differentiated brand and corporate reputation by improving the customer experience and increasing brand equity.
●	Growing profitable and long-term relationships with customers.
●	Leveraging analytics and technology to help drive further efficiency improvements, revenue growth and improved profitability.
●

Generating an annualized return on average tangible common equity (non-GAAP) at the upper end of a range of 14% to 16%, a return on average assets at the mid to upper end of a range of 1.35% to 1.45% and an efficiency ratio below 60% by the end of 2019.

●	Achieving risk and operational excellence.

The Bancorp has implemented several initiatives to assist in achieving these goals, including the following: our partnership with fintech companies, upgrades to our mortgage and teller systems, expansion of credit card and treasury management products, focused growth in asset-based lending and our commercial verticals and acceleration of our automation and robotics initiatives.

Accelerated Share Repurchase Transactions

During the years ended December 31, 2017 and 2016, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 23 of the Notes to Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2017 and 2016, refer to Table 2. For further information on a subsequent event related to an accelerated share repurchase transaction, refer to Note 31 of the Notes to Consolidated Financial Statements.

TABLE 2: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement		Total Shares Repurchased		Settlement Date

December 14, 2015	215	9,248,482	1,782,477		11,030,959		January 14, 2016
March 4, 2016	240	12,623,762	1,868,379		14,492,141		April 11, 2016
August 5, 2016	240	10,979,548	1,099,205		12,078,753		November 7, 2016
December 20, 2016	155	4,843,750	1,044,362		5,888,112		February 6, 2017
May 1, 2017	342	11,641,971	2,248,250		13,890,221		July 31, 2017
August 17, 2017	990	31,540,480	4,291,170		35,831,650		December 18, 2017
December 19, 2017	273	7,727,273	(a	)	(a	)	(a	)

(a)	The settlement of the transaction is expected to occur on or before March 19, 2018.

Senior Notes Offerings

On June 15, 2017, the Bancorp issued and sold $700 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.60% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on June 15, 2022. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On October 30, 2017, the Bank issued and sold, under its bank notes program, $1.1 billion in aggregate principal amount of unsecured senior bank notes due on October 30, 2020. The bank notes consisted of $750 million of 2.20% senior fixed-rate notes and $300 million of senior floating-rate notes at three-month LIBOR plus 25 bps. The Bancorp entered into an interest rate swap to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 24 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. For additional information on these senior notes offerings, refer to Note 16 of the Notes to Consolidated Financial Statements.

Automobile Loan Securitization

In a securitization transaction that occurred in September of 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp, resulting in approximately $747 million of outstanding notes included in long-term debt in the Consolidated Balance Sheets as of December 31, 2017. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. For additional information on this automobile loan securitization, refer to Note 11 and Note 16 of the Notes to Consolidated Financial Statements.

Legislative and Regulatory Developments

The FRB conducted a regularly scheduled examination covering 2014 through 2016 to determine the Bank’s compliance with the CRA. This CRA examination resulted in a change in rating from “Needs to Improve” to “Outstanding”. For further information, refer to the Regulation and Supervision subsection of Part I, Item 1 of the Annual Report on Form 10-K.

33  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2017	2016	2015	2014	2013

Interest income (FTE)(a)	$4,515	4,218	4,049	4,051	3,993
Interest expense	691	578	495	451	412

Net Interest Income (FTE)(a)	3,824	3,640	3,554	3,600	3,581
Provision for loan and lease losses	261	343	396	315	229

Net Interest Income After Provision for Loan and Lease Losses (FTE)(a)	3,563	3,297	3,158	3,285	3,352
Noninterest income	3,224	2,696	3,003	2,473	3,227
Noninterest expense	3,990	3,903	3,775	3,709	3,961

Income Before Income Taxes (FTE)(a)	2,797	2,090	2,386	2,049	2,618
Fully taxable equivalent adjustment	26	25	21	21	20
Applicable income tax expense	577	505	659	545	772

Net Income	2,194	1,560	1,706	1,483	1,826
Less: Net income attributable to noncontrolling interests	-	(4)	(6)	2	(10)

Net Income Attributable to Bancorp	2,194	1,564	1,712	1,481	1,836
Dividends on preferred stock	75	75	75	67	37

Net Income Available to Common Shareholders	$2,119	1,489	1,637	1,414	1,799

Earnings per share - basic	$2.88	1.95	2.03	1.68	2.05
Earnings per share - diluted	$2.83	1.93	2.01	1.66	2.02

Cash dividends declared per common share	$0.60	0.53	0.52	0.51	0.47

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2017 was $2.1 billion, or $2.83 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2016 was $1.5 billion, or $1.93 per diluted share, which was net of $75 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $3.8 billion and $3.6 billion for the years ended December 31, 2017 and 2016, respectively. Net interest income was positively impacted by an increase in yields on average loans and leases, an increase in average taxable securities and a decrease in average long-term debt for the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee to raise the target range of the federal funds rate 25 bps in December 2016, March 2017, June 2017 and December 2017. These positive impacts were partially offset by a decrease in average loans and leases and increases in the rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits during the year ended December 31, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.03% and 2.88% for the years ended December 31, 2017 and 2016, respectively.

Noninterest income increased $528 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in other noninterest income, partially offset by decreases in corporate banking revenue and mortgage banking net revenue. Other noninterest income increased $669 million from the year ended December 31, 2016 primarily due to the gain on sale of Vantiv, Inc. shares, an increase in private equity investment income and the impact of the net losses on disposition and impairment of bank premises and equipment during the year ended December 31, 2016. These benefits were partially offset by the impact of certain transactions that occurred during the year ended December 31, 2016 which included the impact of income from the TRA transactions associated with Vantiv, Inc., positive valuation adjustments and the gain on sale of the warrant associated with Vantiv Holding, LLC and gains on the sales of certain retail branch operations. The year ended December 31, 2017 also included an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC. Corporate banking revenue decreased $79 million from the year ended December 31, 2016 primarily due to decreases in lease remarketing fees, foreign exchange fees and letter of credit fees. Mortgage banking net revenue decreased $61 million from the year ended December 31 2016 primarily due to a decrease in origination fees and gains on loan sales.

Noninterest expense increased $87 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $46 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in the impairment on affordable housing investments, professional service fees and marketing expense, partially offset by decreases in the provision for the reserve for unfunded commitments, losses and adjustments and loan and lease expense. Personnel costs increased $38 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven by increases in base compensation, medical and FICA expenses and long-term incentive compensation, partially offset by a decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. The increase in personnel costs also included the impact of one-time employee bonuses that the Bancorp paid as a result of benefits received from the TCJA.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $261 million and $343 million for the years ended December 31, 2017 and 2016, respectively. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.32% during the year ended December 31, 2017 compared to 0.39% during the year ended December 31, 2016. At December 31, 2017, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.53% compared to 0.80% at December 31, 2016. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

34  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of December 31, 2017, as calculated under the Basel III standardized approach, the CET1 capital ratio was 10.61%, the Tier I risk-based capital ratio was 11.74%, the Total risk-based capital ratio was 15.16% and the Tier I leverage ratio was 10.01%.

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which provide useful insight to the reader of the Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures.

The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 4: NON-GAAP FINANCIAL MEASURES - FINANCIAL MEASURES AND RATIOS ON AN FTE BASIS

For the years ended December 31 ($ in millions)	2017	2016	2015

Net interest income (U.S. GAAP)	$3,798	3,615	3,533
Add: FTE adjustment	26	25	21

Net interest income on an FTE basis (1)	$3,824	3,640	3,554

Interest income (U.S. GAAP)	$4,489	4,193	4,028
Add: FTE adjustment	26	25	21

Interest income on an FTE basis (2)	$4,515	4,218	4,049

Interest expense (3)	$691	578	495
Noninterest income (4)	3,224	2,696	3,003
Noninterest expense (5)	3,990	3,903	3,775
Average interest-earning assets (6)	126,293	126,285	123,584
Average interest-bearing liabilities (7)	85,090	85,332	84,342

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.03%	2.88	2.88
Net interest rate spread on an FTE basis (2) / (6) - (3) / (7)	2.76	2.66	2.69
Efficiency ratio on an FTE basis (5) / (1) + (4)	56.6	61.6	57.6

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:
TABLE 5: NON-GAAP FINANCIAL MEASURE - INCOME BEFORE INCOME TAXES ON AN FTE BASIS

For the years ended December 31 ($ in millions)	2017	2016	2015

Income before income taxes (U.S. GAAP)	$2,771	2,065	2,365
Add: FTE adjustment	26	25	21

Income before income taxes on an FTE basis	$2,797	2,090	2,386

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

35  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 6: NON-GAAP FINANCIAL MEASURE - RETURN ON AVERAGE TANGIBLE COMMON EQUITY

For the years ended December 31 ($ in millions)	2017	2016

Net income available to common shareholders (U.S. GAAP)	$2,119	1,489
Add: Intangible amortization, net of tax	1	1

Tangible net income available to common shareholders (1)	$2,120	1,490

Average Bancorp shareholders’ equity (U.S. GAAP)	$16,590	16,597
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,425)	(2,416)
Average intangible assets and other servicing rights	(18)	(10)

Average tangible common equity (2)	$12,816	12,840

Return on average tangible common equity (1) / (2)	16.5%	11.6

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 7: NON-GAAP FINANCIAL MEASURES - CAPITAL RATIOS

As of December 31 ($ in millions)	2017	2016

Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,365	16,205
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,445)	(2,416)
Intangible assets and other servicing rights	(27)	(10)
AOCI	(73)	(59)

Tangible common equity, excluding unrealized gains / losses (1)	12,489	12,389
Add: Preferred stock	1,331	1,331

Tangible equity (2)	$13,820	13,720

Total Assets (U.S. GAAP)	$142,193	142,177
Less: Goodwill	(2,445)	(2,416)
Intangible assets and other servicing rights	(27)	(10)
AOCI, before tax	(92)	(91)

Tangible assets, excluding unrealized gains / losses (3)	$139,629	139,660

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.90%	9.82
Tangible common equity as a percentage of tangible assets (1) / (3)	8.94	8.87

36  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp during 2017 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. Effective January 1, 2017, the Bancorp elected to adopt the fair value method of measuring all existing classes of its residential mortgage servicing rights as described below. Previously, the Bancorp had measured its servicing rights subsequent to initial recognition using the amortization method. There have been no other material changes to the valuation techniques or models described below during the year ended December 31, 2017.

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

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights. Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights in these classes are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgement is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model. Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance. For additional information on servicing rights, refer to Note 12 of the Notes to Consolidated Financial Statements.

Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Bancorp employs various valuation approaches to measure fair value including the market, income and cost approaches. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

38  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: FAIR VALUE SUMMARY

As of ($ in millions)		December 31, 2017		December 31, 2016

		Balance	Level 3	Balance	Level 3

Assets carried at fair value	$	34,287	1,003	32,872	156
As a percent of total assets		24%	1	23	-

Liabilities carried at fair value	$	633	142	687	96
As a percent of total liabilities		1%	-	1	-

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

Tables 9 and 10 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2017, 2016 and 2015, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $3.8 billion and $3.6 billion for the years ended December 31, 2017 and 2016, respectively. Net interest income was positively impacted by an increase in yields on average loans and leases of 33 bps for the year ended December 31, 2017. Net interest income also benefited from an increase in average taxable securities of $2.1 billion and a decrease in average long-term debt of $1.6 billion for the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, net interest income was positively impacted by the decisions of the Federal Open Market Committee to raise the target range of the federal funds rate 25 bps in December 2016, March 2017, June 2017 and December 2017. These positive impacts were partially offset by a decrease in average loans and leases and increases in the rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits for the year ended December 31, 2017 compared to the year ended December 31, 2016. Average loans and leases decreased $1.6 billion for the year ended December 31, 2017 compared to the year ended December 31, 2016. The rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits increased 60 bps, 39 bps and 11 bps, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net interest rate spread was 2.76% during the year ended December 31, 2017 compared to 2.66% during the year ended December 31, 2016. Yields on average interest-earning assets increased 23 bps, partially offset by a 13 bps increase in rates paid on average interest-bearing liabilities for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net interest margin on an FTE basis (non-GAAP) was 3.03% for the year ended December 31, 2017 compared to 2.88% for the year ended December 31, 2016. The increase for the year ended December 31, 2017 was driven primarily by the previously mentioned increase in the net interest rate spread, partially offset by a decrease in average free funding balances. The decrease in average free funding balances was driven by a decrease in average demand deposits of $769 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $246 million compared to the year ended December 31, 2016 driven by the previously mentioned increase in yields on average loans and leases, partially offset by a decrease in average loans and leases. Average loans and leases decreased primarily due to a decrease in average commercial and industrial loans and average automobile loans, partially offset by an increase in average residential mortgage loans. Interest income from credit cards included the impact of a $12 million benefit related to a revised estimate of refunds offered to certain bankcard customers in the first quarter of 2017 compared to a $16 million reduction in interest income for the expected refunds in the fourth quarter of 2016. In addition, the Bancorp’s interest income on commercial leases was reduced by $27 million during the fourth quarter of 2017 due to the remeasurement related to the tax treatment of leveraged leases resulting from the impact of the TCJA. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $51 million compared to the year ended December 31, 2016 primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $70 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an increase in the cost of average interest-bearing core deposits to 37 bps for the year ended December 31, 2017 from 26 bps for the year ended December 31, 2016. The increase in the cost of average interest-bearing core deposits was primarily due to an increase in the cost of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $43 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the previously mentioned increase in the rates paid on average other short-term borrowings and average long-term debt, partially offset by the aforementioned decrease in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 24% and 26% of average interest-bearing liabilities during the years ended December 31, 2017 and 2016, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

40  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 9: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME ON AN FTE BASIS

For the years ended December 31	2017			2016			2015

($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$41,577	1,514	3.64%	$43,184	1,413	3.27%	$42,594	1,334	3.13%
Commercial mortgage loans	6,844	256	3.74	6,899	229	3.32	7,121	227	3.19
Commercial construction loans	4,374	179	4.09	3,648	125	3.42	2,717	86	3.17
Commercial leases	4,011	82	2.04	3,916	105	2.69	3,796	106	2.78

Total commercial loans and leases	56,806	2,031	3.58	57,647	1,872	3.25	56,228	1,753	3.12

Residential mortgage loans	16,053	566	3.53	15,101	535	3.54	13,798	509	3.69
Home equity	7,308	310	4.24	7,998	302	3.78	8,592	312	3.63
Automobile loans	9,407	275	2.92	10,708	290	2.71	11,847	315	2.66
Credit card	2,141	253	11.84	2,205	214	9.69	2,303	237	10.27
Other consumer loans and leases	1,016	68	6.68	661	44	6.56	571	45	8.00

Total consumer loans and leases	35,925	1,472	4.10	36,673	1,385	3.78	37,111	1,418	3.82

Total loans and leases	$92,731	3,503	3.78%	$94,320	3,257	3.45%	$93,339	3,171	3.40%
Securities:
Taxable	32,106	993	3.09	30,019	950	3.16	26,932	867	3.22
Exempt from income taxes(a)	66	4	5.45	80	3	4.51	55	3	5.23
Other short-term investments	1,390	15	1.04	1,866	8	0.44	3,258	8	0.25

Total interest-earning assets	$126,293	4,515	3.57%	$126,285	4,218	3.34%	$123,584	4,049	3.28%
Cash and due from banks	2,224			2,303			2,608
Other assets	13,345			14,963			15,179
Allowance for loan and lease losses	(1,226)			(1,285)			(1,293)

Total assets	$140,636			$142,266			$140,078

Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$26,382	109	0.41%	$25,143	58	0.23%	$26,160	50	0.19%
Savings deposits	13,958	8	0.06	14,346	7	0.05	14,951	9	0.06
Money market deposits	20,231	74	0.37	19,523	53	0.27	18,152	44	0.24
Foreign office deposits	388	1	0.20	497	1	0.16	817	1	0.16
Other time deposits	3,771	46	1.23	4,010	49	1.24	4,051	49	1.20

Total interest-bearing core deposits	64,730	238	0.37	63,519	168	0.26	64,131	153	0.24
Certificates $100,000 and over	2,564	36	1.38	2,735	36	1.30	2,869	33	1.16
Other deposits	277	3	1.05	333	1	0.41	57	-	0.16
Federal funds purchased	557	6	1.01	506	2	0.39	920	1	0.13
Other short-term borrowings	3,158	30	0.96	2,845	10	0.36	1,721	2	0.12
Long-term debt	13,804	378	2.74	15,394	361	2.35	14,644	306	2.09

Total interest-bearing liabilities	$85,090	691	0.81%	$85,332	578	0.68%	$84,342	495	0.59%
Demand deposits	35,093			35,862			35,164
Other liabilities	3,839			4,445			4,672

Total liabilities	$124,022			$125,639			$124,178
Total equity	$16,614			$16,627			$15,900

Total liabilities and equity	$140,636			$142,266			$140,078

Net interest income (FTE)(b)		$3,824			$3,640			$3,554
Net interest margin (FTE)(b)			3.03%			2.88%			2.88%
Net interest rate spread (FTE)(b)			2.76			2.66			2.69
Interest-bearing liabilities to interest-earning assets			67.37			67.57			68.25

(a)	The FTE adjustments included in the above table were $26, $25 and $21 for the years ended December 31, 2017, 2016 and 2015, respectively.
(b)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

41  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 10: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)

For the years ended December 31	2017 Compared to 2016			2016 Compared to 2015

($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$(54)	155	101	19	60	79
Commercial mortgage loans	(2)	29	27	(7)	9	2
Commercial construction loans	27	27	54	32	7	39
Commercial leases	3	(26)	(23)	3	(4)	(1)

Total commercial loans and leases	(26)	185	159	47	72	119

Residential mortgage loans	34	(3)	31	47	(21)	26
Home equity	(27)	35	8	(22)	12	(10)
Automobile loans	(37)	22	(15)	(31)	6	(25)
Credit card	(7)	46	39	(10)	(13)	(23)
Other consumer loans and leases	23	1	24	8	(9)	(1)

Total consumer loans and leases	(14)	101	87	(8)	(25)	(33)

Total loans and leases	$(40)	286	246	39	47	86
Securities:
Taxable	64	(21)	43	98	(15)	83
Exempt from income taxes	-	1	1	(4)	4	-
Other short-term investments	(2)	9	7	-	-	-

Total change in interest income	$22	275	297	133	36	169

Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$4	47	51	(3)	11	8
Savings deposits	(1)	2	1	-	(2)	(2)
Money market deposits	1	20	21	4	5	9
Foreign office deposits	-	-	-	-	-	-
Other time deposits	(3)	-	(3)	(1)	1	-

Total interest-bearing core deposits	1	69	70	-	15	15
Certificates $100,000 and over	(2)	2	-	(1)	4	3
Other deposits	-	2	2	1	-	1
Federal funds purchased	1	3	4	-	1	1
Other short-term borrowings	1	19	20	2	6	8
Long-term debt	(39)	56	17	15	40	55

Total change in interest expense	$(38)	151	113	17	66	83

Total change in net interest income	$60	124	184	116	(30)	86

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

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

The provision for loan and lease losses was $261 million for the year ended December 31, 2017 compared to $343 million for the same period in the prior year. The decrease in provision expense for the year ended December 31, 2017 compared to the prior year was primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and a decrease in outstanding loan balances. The ALLL declined $57 million from December 31, 2016 to $1.2 billion at December 31, 2017. At December 31, 2017, the ALLL as a percent of portfolio loans and leases decreased to 1.30%, compared to 1.36% at December 31, 2016.

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

42  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $528 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The following table presents the components of noninterest income:

TABLE 11: COMPONENTS OF NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2017	2016	2015	2014	2013

Service charges on deposits	$554	558	563	560	549
Wealth and asset management revenue	419	404	418	407	393
Corporate banking revenue	353	432	384	430	400
Card and processing revenue	313	319	302	295	272
Mortgage banking net revenue	224	285	348	310	700
Other noninterest income	1,357	688	979	450	879
Securities gains, net	2	10	9	21	21
Securities gains, net - non-qualifying hedges on MSRs	2	-	-	-	13

Total noninterest income	$3,224	2,696	3,003	2,473	3,227

Service charges on deposits

Service charges on deposits decreased $4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease of $4 million in commercial deposit fees.

Wealth and asset management revenue

Wealth and asset management revenue increased $15 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase from the prior year was primarily due to an increase of $13 million in private client service fees driven by an increase in assets under management as a result of strong market performance and the impact of an acquisition in the second quarter of 2017. The Bancorp’s trust and registered investment advisory businesses had approximately $362 billion and $315 billion in total assets under care as of December 31, 2017 and 2016, respectively, and managed $37 billion and $31 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2017 and 2016, respectively.

Corporate banking revenue

Corporate banking revenue decreased $79 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease from the prior year was primarily driven by a decrease in lease remarketing fees of $62 million which included $52 million of impairment charges related to certain operating lease assets for the year ended December 31, 2017 compared to $20 million during the year ended December 31, 2016. The decrease also included $4 million in impairment charges on certain leveraged leases during the year ended December 31, 2017 and the impact of $16 million in gains on certain leveraged lease terminations during the year ended December 31, 2016. Additionally, the decrease in corporate banking revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 included a $15 million decrease in foreign exchange fees and a $6 million decrease in letter of credit fees.

Card and processing revenue

Card and processing revenue decreased $6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily driven by higher reward costs.

Mortgage banking net revenue

Mortgage banking net revenue decreased $61 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The following table presents the components of mortgage banking net revenue:

TABLE 12: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2017	2016	2015

Origination fees and gains on loan sales	$138	186	171
Net mortgage servicing revenue:
Gross mortgage servicing fees	206	199	222
MSR amortization	-	(131)	(139)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(120)	31	94

Net mortgage servicing revenue	86	99	177

Mortgage banking net revenue	$224	285	348

Origination fees and gains on loan sales decreased $48 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven by a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $8.2 billion for the year ended December 31, 2017 from $10.0 billion for the year ended December 31, 2016. Additionally, during the year ended December 31, 2017, the Bancorp purchased $109 million of MSRs.

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Consolidated Statements of Income in the period in which the changes occur.

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

43  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net mortgage servicing revenue decreased $13 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease in net valuation adjustments (including MSR amortization) of $20 million, partially offset by an increase in gross mortgage servicing fees of $7 million. Refer to Table 13 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 13: COMPONENTS OF NET VALUATION ADJUSTMENTS ON MSRs

For the years ended December 31 ($ in millions)	2017	2016	2015

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$2	24	90
Changes in fair value:
Due to changes in inputs or assumptions	(1)	-	-
Other changes in fair value	(121)	-	-
Recovery of MSR impairment	-	7	4

Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(120)	31	94

Mortgage rates decreased during the year ended December 31, 2017 which caused modeled prepayment speeds to increase, leading to fair value adjustments on servicing rights. The fair value of the MSR portfolio decreased $1 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $121 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2017.

Mortgage rates increased during the year ended December 31, 2016 which caused the modeled prepayment speeds to decrease, leading to a recovery of temporary impairment of $7 million on the servicing rights during the year. Prior to the election of the fair value method, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp may acquire various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $2 million during the year ended December 31, 2017, recorded in securities gains, net, non-qualifying hedges on MSRs in the Bancorp’s Consolidated Statements of Income. The Bancorp did not hold or sell any securities related to the non-qualifying hedging strategy during the year ended December 31, 2016.

The Bancorp’s total residential mortgage loans serviced at December 31, 2017 and 2016 were $76.1 billion and $69.3 billion, respectively, with $60.0 billion and $53.6 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 14: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2017	2016	2015

Gain on sale of Vantiv, Inc. shares	$1,037	-	331
Operating lease income	96	102	89
Cardholder fees	54	46	43
BOLI income	52	53	48
Equity method income from interest in Vantiv Holding, LLC	47	66	63
Income from the TRA associated with Vantiv, Inc.	44	313	80
Private equity investment income	36	11	28
Consumer loan and lease fees	23	23	23
Banking center income	20	20	21
Insurance income	8	11	14
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(80)	(56)	(37)
Net (losses) gains on loan sales	(2)	10	38
Gain on sale of certain retail branch operations	-	19	-
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC	-	9	89
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	-	64	236
Net losses on disposition and impairment of bank premises and equipment	-	(13)	(101)
Other, net	22	10	14

Total other noninterest income	$1,357	688	979

Other noninterest income increased $669 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the gain on sale of Vantiv, Inc. shares, an increase in private equity investment income and the impact of the net losses on disposition and impairment of bank premises and equipment during the year ended December 31, 2016. These benefits were partially offset by the impact of certain transactions that occurred during the year ended December 31, 2016 which included the impact of income from the TRA transactions associated with Vantiv, Inc., positive valuation adjustments and the gain on sale of the warrant associated with Vantiv Holding, LLC and gains on the sales of certain retail branch operations.

44  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year ended December 31, 2017 also included an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC.

The Bancorp recognized a $1.0 billion gain on the sale of Vantiv, Inc. shares during the year ended December 31, 2017. For additional information, refer to Note 19 of the Notes to Consolidated Financial Statements.

Private equity investment income increased $25 million compared to the year ended December 31, 2016 driven by gains on the sales of certain private equity funds during the year ended December 31, 2017 and the impact of the recognition of $9 million of OTTI on certain private equity investments in the third quarter of 2016. Refer to Note 27 of the Notes to Consolidated Financial Statements for further information.

Net losses on disposition and impairment of bank premises and equipment decreased $13 million during the year ended December 31, 2017 compared to the same period in the prior year. This decrease was driven by the impact of impairment charges of $7 million during the year ended December 31, 2017, compared to $32 million during the year ended December 31, 2016. The impairment charges for the year ended December 31, 2016 were partially offset by a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016. Refer to Note 7 of the Notes to Consolidated Financial Statements for further information.

Income from the TRA associated with Vantiv, Inc. was $44 million during the year ended December 31, 2017 compared to $313 million for the year ended December 31, 2016. The decrease was primarily driven by a $280 million gain recognized in the third quarter of 2016 from the termination and settlement of gross cash flows from the existing Vantiv, Inc. TRA and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. This termination did not impact the TRA payments of $44 million and $33 million recognized in 2017 and 2016, respectively.

The Bancorp recognized positive valuation adjustments on the stock warrant associated with Vantiv, Holding LLC of $64 million during the year ended December 31, 2016. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016 and recognized a gain of $9 million.

During the year ended December 31, 2016, the Bancorp recognized $19 million of gains on the sales of its retail branch operations in the St. Louis MSA to Great Southern Bank and Pittsburgh MSA to First National Bank of Pennsylvania.

The Bancorp recognized negative valuation adjustments of $80 million and $56 million related to the Visa total return swap during the years ended December 31, 2017 and 2016, respectively. The increase from the prior year was attributable to litigation developments during the year ended December 31, 2017 and an increase in Visa, Inc.’s share price. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and the related litigation matters, refer to Note 17, Note 18 and Note 27 of the Notes to Consolidated Financial Statements.

Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $19 million compared to the year ended December 31, 2016 primarily due to a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from approximately 17.9% at December 31, 2016 to approximately 8.6% at December 31, 2017.

Noninterest Expense

Noninterest expense increased $87 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases in other noninterest expense, personnel costs (salaries, wages and incentives plus employee benefits) and technology and communications expense. The following table presents the components of noninterest expense:

TABLE 15: COMPONENTS OF NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2017	2016	2015	2014	2013

Salaries, wages and incentives	$1,633	1,612	1,525	1,449	1,581
Employee benefits	356	339	323	334	357
Net occupancy expense	295	299	321	313	307
Technology and communications	245	234	224	212	204
Card and processing expense	129	132	153	141	134
Equipment expense	117	118	124	121	114
Other noninterest expense	1,215	1,169	1,105	1,139	1,264

Total noninterest expense	$3,990	3,903	3,775	3,709	3,961

Efficiency ratio on an FTE basis(a)	56.6%	61.6	57.6	61.1	58.2

(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $38 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven by increases in base compensation, medical and FICA expenses and long-term incentive compensation, partially offset by a decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. The increase in personnel costs also included the impact of one-time employee bonuses of $15 million that the Bancorp paid as a result of benefits received from the TCJA. Full-

time equivalent employees totaled 18,125 at December 31, 2017 compared to 17,844 at December 31, 2016.

Technology and communications expense increased $11 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven primarily by increased investment in regulatory, compliance and growth initiatives.

45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the components of other noninterest expense:

TABLE 16: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2017	2016	2015

Impairment on affordable housing investments	$222	168	145
FDIC insurance and other taxes	127	126	99
Marketing	114	104	110
Loan and lease	102	110	118
Operating lease	87	86	74
Professional service fees	83	61	70
Losses and adjustments	59	73	55
Data processing	58	51	45
Travel	46	45	54
Postal and courier	42	46	45
Recruitment and education	35	37	33
Donations	28	23	29
Supplies	14	14	16
Insurance	12	15	17
Provision for the reserve for unfunded commitments	-	23	4
Other, net	186	187	191

Total other noninterest expense	$1,215	1,169	1,105

Other noninterest expense increased $46 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in the impairment on affordable housing investments, professional service fees and marketing expense, partially offset by decreases in the provision for the reserve for unfunded commitments, losses and adjustments and loan and lease expense.

Impairment on affordable housing investments increased $54 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was driven by $68 million of impairment on certain affordable housing investments recognized during the fourth quarter of 2017 primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA. Professional service fees increased $22 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to investments in the NorthStar strategy and other strategic initiatives. Marketing expense increased $10 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the new brand campaign. The provision for the reserve for unfunded commitments decreased $23 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in estimated loss rates related to unfunded commitments during 2016 and a decrease in the unfunded commitments outstanding during 2017. Losses and adjustments decreased $14 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the impact of favorable legal settlements during the year ended December 31, 2017 partially offset by increases in operational losses. Loan and lease expense decreased $8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to lower loan closing and appraisal costs driven by a decline in residential mortgage loan originations.

46  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Applicable Income Taxes

The U.S. government enacted comprehensive tax legislation, the TCJA, on December 22, 2017. The TCJA makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the top federal statutory corporate tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. U.S. GAAP requires the Bancorp to recognize the tax effects of changes in tax laws and rates on its deferred taxes in the period in which the law is enacted. For the year ended December 31, 2017 the Bancorp is subject to a top federal statutory corporate tax rate of 35 percent. For years beginning after December 31, 2017, the Bancorp will be subject to a federal statutory corporate tax rate of 21 percent. As such, the Bancorp expects its effective tax rate to significantly decrease from historical levels beginning in 2018.

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

The effective tax rate for the year ended December 31, 2017 was 20.8% which was a decrease of 3.6% from 2016 primarily driven by a $220 million benefit from the remeasurement of deferred taxes as a result of the aforementioned reduction in the federal statutory corporate tax rate resulting from the TCJA, partially offset by the impact of an increase in income before taxes. The effective tax rates for the years ended December 31, 2017 and 2016 included the impact of $178 million and $182 million, respectively, in tax credits and $34 million and $56 million of tax benefits from tax exempt income, respectively.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at December 31, 2017, the Bancorp estimates that it may be necessary to recognize $12 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the first half of 2018. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 17: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2017	2016	2015	2014	2013

Income before income taxes	$2,771	2,065	2,365	2,028	2,598
Applicable income tax expense	577	505	659	545	772
Effective tax rate	20.8%	24.4	27.8	26.9	29.7

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge rates and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge rates and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2017 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2016, thus net interest income for deposit-providing business segments was positively impacted during 2017. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2017.

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

The following table summarizes net income (loss) by business segment:

TABLE 18: NET INCOME (LOSS) BY BUSINESS SEGMENT

For the years ended December 31 ($ in millions)	2017	2016	2015

Income Statement Data
Commercial Banking	$806	995	718
Branch Banking	494	431	297
Consumer Lending	(19)	20	111
Wealth and Asset Management	74	93	58
General Corporate and Other	839	21	522

Net income	2,194	1,560	1,706
Less: Net income attributable to noncontrolling interests	-	(4)	(6)

Net income attributable to Bancorp	2,194	1,564	1,712
Dividends on preferred stock	75	75	75

Net income available to common shareholders	$2,119	1,489	1,637

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 19: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2017	2016	2015

Income Statement Data
Net interest income (FTE)(a)	$1,678	1,839	1,646
Provision for loan and lease losses	38	76	298
Noninterest income:
Corporate banking revenue	348	430	378
Service charges on deposits	287	292	284
Other noninterest income	203	185	191
Noninterest expense:
Personnel costs	294	296	303
Other noninterest expense	1,202	1,130	1,066

Income before income taxes (FTE)	982	1,244	832
Applicable income tax expense(a)(b)	176	249	114

Net income	$806	995	718

Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,743	54,597	53,010
Demand deposits	19,519	20,735	20,677
Interest checking deposits	9,080	8,582	9,069
Savings and money market deposits	5,337	6,686	6,652
Other time deposits and certificates $100,000 and over	899	1,046	1,230
Foreign office deposits	372	496	813

(a)	Includes FTE adjustments of $26, $25 and $21 for the years ended December 31, 2017, 2016 and 2015, respectively. This is a non-GAAP measure.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Comparison of the year ended 2017 with 2016

Net income was $806 million for the year ended December 31, 2017 compared to net income of $995 million for the year ended December 31, 2016. The decrease in net income was driven by decreases in net interest income and noninterest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income on an FTE basis decreased $161 million from the year ended December 31, 2016 primarily driven by increases in FTP charge rates on loans and leases and increases in the rates paid of core deposits. The decrease in net interest income was partially offset by increases in yields on average commercial loans and leases of 37 bps from the year ended December 31, 2016.

Provision for loan and lease losses decreased $38 million from the year ended December 31, 2016 primarily driven by a decrease in net charge-offs on commercial and industrial loans partially offset by a reduction in the benefit from criticized assets. Net charge-offs as a percent of average portfolio loans and leases decreased to 19 bps for the year ended December 31, 2017 compared to 33 bps for the year ended December 31, 2016.

Noninterest income decreased $69 million from the year ended December 31, 2016 primarily driven by a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $82 million from the year ended December 31, 2016 driven by a decrease in lease remarketing fees of $62 million which included $52 million of impairment charges related to certain operating lease assets for the year ended December 31, 2017 compared to $20 million during the year ended December 31, 2016. Additionally, corporate banking revenue included a $15 million decrease in foreign exchange fees and a $6 million decrease in letter of credit fees for the year ended December 31, 2017 compared to the year ended December 31, 2016. Other noninterest income increased $18 million from the year ended December 31, 2016 driven by an increase in private equity investment income primarily due to gains on the sale of certain private equity investments.

Noninterest expense increased $70 million from the year ended December 31, 2016 primarily as a result of an increase in other noninterest expense. The increase in other noninterest expense was driven by $68 million of impairment on certain affordable housing investments recognized during the fourth quarter of 2017 primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA.

Average commercial loans decreased $854 million from the year ended December 31, 2016 primarily due to a decrease in average commercial and industrial loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $1.7 billion from the year ended December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $725 million from the year ended December 31, 2016 primarily due to increases in demand and draw levels on existing commitments.

Average core deposits decreased $2.2 billion from the year ended December 31, 2016. The decrease was primarily driven by decreases in average savings and money market deposits and average demand deposits which decreased $1.3 billion and $1.2 billion, respectively, from the year ended December 31, 2016 primarily due to lower average balances per account.

49  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These decreases were partially offset by an increase in average interest checking deposits of $498 million from the year ended December 31, 2016 primarily due to the acquisition of new customers.

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

50  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,154 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 20: BRANCH BANKING

For the years ended December 31 ($ in millions)	2017	2016	2015

Income Statement Data
Net interest income	$1,782	1,669	1,555
Provision for loan and lease losses	153	138	151
Noninterest income:
Service charges on deposits	265	265	277
Card and processing revenue	251	253	236
Wealth and asset management revenue	141	140	157
Other noninterest income	99	97	(18)
Noninterest expense:
Personnel costs	526	520	524
Net occupancy and equipment expense	228	234	248
Card and processing expense	127	128	145
Other noninterest expense	740	739	681

Income before income taxes	764	665	458
Applicable income tax expense	270	234	161

Net income	$494	431	297

Average Balance Sheet Data
Consumer loans, including held for sale	$13,008	13,572	14,374
Commercial loans, including held for sale	1,918	1,870	2,021
Demand deposits	13,895	13,332	12,715
Interest checking deposits	10,226	9,659	9,128
Savings and money market deposits	27,603	25,974	25,342
Other time deposits and certificates $100,000 and over	4,965	5,205	5,161

Comparison of the year ended 2017 with 2016

Net income was $494 million for the year ended December 31, 2017 compared to net income of $431 million for the year ended December 31, 2016. The increase was driven by an increase in net interest income partially offset by an increase in the provision for loan and lease losses.

Net interest income increased $113 million from the year ended December 31, 2016 primarily due to an increase in FTP credits driven by an increase in average core deposits, an increase in FTP credit rates on core deposits and increases in yields on average consumer and commercial loans. These benefits to net interest income were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits. Additionally, interest income from credit cards included the impact of a $12 million benefit related to a revised estimate of refunds offered to certain bankcard customers in the first quarter of 2017 compared to a $16 million reduction in interest income for the expected refunds in the fourth quarter of 2016.

Provision for loan and lease losses increased $15 million from the year ended December 31, 2016 as net charge-offs as a percent of average portfolio loans and leases increased to 102 bps for the year ended December 31, 2017 compared to 91 bps for the year ended December 31, 2016.

Noninterest income increased $1 million from the year ended December 31, 2016 primarily driven by an increase in other noninterest income partially offset by a decrease in card and processing revenue. Other noninterest income increased $2 million from the year ended December 31, 2016 primarily due to impairment charges on bank premises and equipment of $7 million recognized during the year ended December 31, 2017 compared to $32 million recognized during the year ended December 31, 2016 as well as an increase of $8 million in ATM transaction fees from the year ended December 31, 2016. These positive impacts for the year ended December 31, 2017 were partially offset by the recognition of $19 million of gains on the sales of retail branch operations in the St. Louis and Pittsburgh MSAs during the year ended December 31, 2016, as well as a gain of $11 million on the sale of the agent bankcard loan portfolio during the second quarter of 2016. Card and processing revenue decreased $2 million from the year ended December 31, 2016 primarily driven by higher rewards costs.

Noninterest expense was flat from the year ended December 31, 2016 as a decrease in net occupancy and equipment expense was offset by an increase in personnel costs. Net occupancy and equipment expense decreased $6 million from the year ended December 31, 2016 primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations. Personnel costs increased $6 million from the year ended December 31, 2016 primarily due to an increase in incentive compensation partially offset by a decrease in base compensation.

Average consumer loans decreased $564 million from the year ended December 31, 2016 primarily driven by a decrease in average home equity loans and average residential mortgage loans of $547 million and $236 million, respectively, as payoffs exceeded new loan production. These declines were partially offset by an increase in average other consumer loans of $285 million from the year ended December 31, 2016 primarily due to growth in point-of-sale loan originations.

Average core deposits increased $2.5 billion from the year ended December 31, 2016 primarily driven by growth in average savings and money market deposits of $1.6 billion, growth in average interest checking deposits of $567 million and growth in average demand deposits of $563 million.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 21: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2017	2016	2015

Income Statement Data
Net interest income	$240	248	249
Provision for loan and lease losses	40	44	44
Noninterest income:
Mortgage banking net revenue	217	277	341
Other noninterest income	20	26	66
Noninterest expense:
Personnel costs	189	195	185
Other noninterest expense	278	280	255

Income (loss) before income taxes	(30)	32	172
Applicable income tax (benefit) expense	(11)	12	61

Net income (loss)	$(19)	20	111

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,494	10,530	9,251
Home equity	293	356	424
Automobile loans	8,939	10,172	11,341
Other consumer loans, including held for sale	-	-	11

Comparison of the year ended 2017 with 2016

Consumer Lending incurred a net loss of $19 million for the year ended December 31, 2017 compared to net income of $20 million for the year ended December 31, 2016. The decrease was driven by a decrease in noninterest income.

Net interest income decreased $8 million from the year ended December 31, 2016 primarily driven by an increase in FTP charges on loans and leases partially offset by an increase in yields on average automobile loans.

Provision for loan and lease losses decreased $4 million from the year ended December 31, 2016. Net charge-offs as a percent of average portfolio loans and leases decreased to 20 bps for the year ended December 31, 2017 compared to 22 bps for the year ended December 31, 2016.

Noninterest income decreased $66 million from the year ended December 31, 2016 driven primarily by a decrease in mortgage banking net revenue. Mortgage banking net revenue decreased $60 million from the year ended December 31, 2016 primarily driven by decreases of $48 million and $12 million in mortgage origination fees and gains on loan sales and net mortgage servicing revenue, respectively. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $8 million from the year ended December 31, 2016 driven by a decrease in personnel costs. Personnel costs decreased $6 million from the year ended December 31, 2016 primarily driven by decreases in incentive and base compensation.

Average consumer loans decreased $332 million from the year ended December 31, 2016 as a decrease in average automobile loans was partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $1.2 billion from the year ended December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average residential mortgage loans, including held for sale, increased $964 million from the year ended December 31,

2016 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2017.

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

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of five main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Insurance Agency, Inc. assists clients with their financial and risk management needs. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 22: WEALTH AND ASSET MANAGEMENT

For the years ended December 31 ($ in millions)	2017	2016	2015

Income Statement Data
Net interest income	$154	168	128
Provision for loan and lease losses	6	1	3
Noninterest income:
Wealth and asset management revenue	407	391	406
Other noninterest income	12	8	12
Noninterest expense:
Personnel costs	181	168	170
Other noninterest expense	273	254	285

Income before income taxes	113	144	88
Applicable income tax expense	39	51	30

Net income	$74	93	58

Average Balance Sheet Data
Loans and leases, including held for sale	$3,277	3,135	2,805
Core deposits	8,782	8,554	9,357

Comparison of the year ended 2017 with 2016

Net income was $74 million for the year ended December 31, 2017 compared to net income of $93 million for the year ended December 31, 2016. The decrease in net income was driven by an increase in noninterest expense and a decrease in net interest income partially offset by an increase in noninterest income.

Net interest income decreased $14 million from the year ended December 31, 2016 primarily due to to increases in FTP charge rates on loans and leases as well as increases in the rates paid on interest checking deposits. These negative impacts were partially offset by increases in interest income on loans and leases as a result of increases in yields and average balances. The decrease was also partially offset by an increase in FTP credits on interest checking deposits and savings and money market deposits.

Provision for loan and leases losses increased $5 million from the year ended December 31, 2016 primarily driven by an increase in net charge-offs on commercial and industrial loans.

Noninterest income increased $20 million from the year ended December 31, 2016 due to increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $16 million from the year ended December 31, 2016 primarily due to an increase in private client service fees driven by an increase in assets under management as a result of strong market performance and the impact of an acquisition in the second quarter of 2017. Other noninterest income increased $4 million from the year ended December 31, 2016 driven by an increase in insurance income as a result of acquisitions in the first and fourth quarters of 2017.

Noninterest expense increased $32 million from the year ended December 31, 2016 due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $19 million from the year ended December 31, 2016 driven by an increase in corporate overhead allocations. Personnel costs increased $13 million from the year ended December 31, 2016 due to higher base compensation primarily driven by the aforementioned acquisitions completed during 2017 as well as higher incentive compensation.

Average loans and leases increased $142 million from the year ended December 31, 2016 driven by an increase in average residential mortgage loans due to increases in new loan origination activity. This increase was partially offset by a decline in average home equity balances.

Average core deposits increased $228 million from the year ended December 31, 2016 primarily due to increases in average interest checking deposits and average savings and money market deposits.

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

Comparison of the year ended 2017 with 2016

Net interest income increased $254 million from the year ended December 31, 2016 primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. These positive impacts were partially offset by increases in FTP credit rates on deposits allocated to the business segments, a decrease in interest income on loans and leases as well as an increase in interest expense on long-term debt.

Provision for loan and leases losses decreased $60 million from the year ended December 31, 2016 primarily due to a reduction in the benefit for criticized assets allocated to the business segments coupled with an increase in the benefit from the reduction in the ALLL.

Noninterest income increased $643 million from the year ended December 31, 2016 primarily driven by the recognition of a $1.0 billion gain on the sale of Vantiv, Inc. shares during the third quarter of 2017. The increase was partially offset by the impact of a $280 million gain recognized during the third quarter of 2016 from the termination and settlement of gross cash flows from the existing Vantiv, Inc. TRA and the expected obligation to terminate and settle the remaining Vantiv, Inc. TRA cash flows upon the exercise of put or call options. This termination did not impact the TRA payments of $44 million and $33 million recognized in 2017 and 2016, respectively. The year ended December 31, 2016 also included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Vantiv Holding, LLC during the fourth quarter of 2016 and recognized a gain of $9 million. The increase in noninterest income from December 31, 2016 was partially offset by negative valuation adjustments related to the Visa total return swap of $80 million for the year ended December 31, 2017 compared with $56 million for the prior year. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $19 million from the year ended December 31, 2016. Noninterest income for the year ended December 31, 2016 also included a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016.

Noninterest expense decreased $6 million from the year ended December 31, 2016. The decrease was primarily due to increases in corporate overhead allocations from General Corporate and Other to the other business segments and decreases in the provision for the reserve for unfunded commitments partially offset by increases in personnel costs and technical and communications expense.

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

55  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2017 fourth quarter net income available to common shareholders was $486 million, or $0.67 per diluted share, compared to net income available to common shareholders of $999 million, or $1.35 per diluted share, for the third quarter of 2017 and net income available to common shareholders of $372 million, or $0.49 per diluted share, for the fourth quarter of 2016.

Net interest income on an FTE basis was $963 million during the fourth quarter of 2017 and decreased $14 million from the third quarter of 2017 and increased $54 million from the fourth quarter of 2016. The decrease from the third quarter of 2017 was primarily driven by a $27 million reduction due to the remeasurement related to the tax treatment of leveraged leases resulting from the TCJA, partially offset by an increase in yields on interest-earnings assets. The increase in net interest income in comparison to the fourth quarter of 2016 was primarily driven by an increase in short-term market rates and the impact of a $16 million reduction in interest income related to estimated refunds to be offered to certain bankcard customers during the fourth quarter of 2016, partially offset by the aforementioned leveraged lease remeasurement.

Fourth quarter 2017 noninterest income of $577 million decreased $984 million compared to the third quarter of 2017 and decreased $43 million compared to the fourth quarter of 2016. The decrease from the third quarter of 2017 was primarily due to decreases in other noninterest income, corporate banking revenue and mortgage banking net revenue. The year-over-year decrease was primarily the result of decreases in corporate banking revenue, other noninterest income and mortgage banking net revenue.

Service charges on deposits of $138 million were flat compared to the previous quarter and decreased $3 million compared to the fourth quarter of 2016. The decrease from the fourth quarter of 2016 was driven by a decrease in commercial deposit fees.

Corporate banking revenue of $77 million decreased $24 million compared to both the third quarter of 2017 and the fourth quarter of 2016. The decrease compared to both the third quarter of 2017 and the fourth quarter of 2016 was primarily driven by the impact of $25 million of impairment charges related to certain operating lease assets in the fourth quarter of 2017.

Mortgage banking net revenue was $54 million in the fourth quarter of 2017 compared to $63 million in the third quarter of 2017 and $65 million in the fourth quarter of 2016. The decrease in mortgage banking net revenue compared to the third quarter of 2017 was driven by lower origination fees and gains on loan sales. The decrease from the prior year was driven by negative valuation adjustments (including MSR amortization). Fourth quarter 2017 originations were $1.9 billion, compared with $2.1 billion in the previous quarter and $2.7 billion in the fourth quarter of 2016. Fourth quarter 2017 originations resulted in gains of $32 million on mortgages sold, compared with gains of $40 million during the previous quarter and $30 million during the fourth quarter of 2016. Gross mortgage servicing fees were $54 million in the fourth quarter of 2017, $56 million in the third quarter of 2017 and $48 million in the fourth quarter of 2016. Mortgage banking net revenue is also affected by net valuation adjustments, which include MSR amortization and MSR valuation adjustments, including adjustments due to changes to prepayment speeds, OAS spread assumptions and the passage of time and mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. Net negative valuation adjustments were $32 million and

$33 million in the fourth and third quarters of 2017, respectively, and $13 million in the fourth quarter of 2016.

Wealth and asset management revenue of $106 million increased $4 million from the previous quarter and increased $6 million from the fourth quarter of 2016. The increases from the third quarter of 2017 and the fourth quarter of 2016 were primarily driven by an increase in private client service fees.

Card and processing revenue of $80 million increased $1 million from both the third quarter of 2017 and the fourth quarter of 2016. The increase from the third quarter of 2017 and the fourth quarter of 2016 reflected increased credit card spend volume, partially offset by higher rewards.

Other noninterest income of $123 million decreased $953 million compared to the third quarter of 2017 and decreased $14 million from the fourth quarter of 2016. The decrease from the third quarter of 2017 included the impact of a $1.0 billion gain on the sale of Vantiv, Inc. shares recognized during the third quarter of 2017, partially offset by a gain of $44 million pursuant to Fifth Third’s TRA with Vantiv, Inc. recognized in the fourth quarter of 2017. Quarterly results also included valuation adjustments on the Visa total return swap which were charges of $11 million and $47 million in the fourth and third quarter of 2017, respectively, and a benefit of $6 million in the fourth quarter of 2016. Fourth quarter of 2016 also included a gain of $33 million pursuant to Fifth Third’s TRA with Vantiv, Inc. and a gain of $9 million on the exercise of the remaining warrant in Vantiv Holding, LLC.

The net gains on investment securities were $1 million during the fourth quarter of 2017 compared to an immaterial amount in the third quarter of 2017 and net losses of $3 million during the fourth quarter of 2016. Net losses on securities held as non-qualifying hedges for MSRs were $2 million during the fourth quarter of 2017 compared to net gains of $2 million during the third quarter of 2017 and zero during the fourth quarter of 2016.

Noninterest expense of $1.1 billion increased $98 million from the previous quarter and increased $113 million from the fourth quarter of 2016. The increases in noninterest expense compared to both the third quarter of 2017 and the fourth quarter of 2016 were primarily driven by increases in other noninterest expense and personnel costs. The increases in other noninterest expense from the third quarter of 2017 and the fourth quarter of 2016 were driven by increases of $62 million and $63 million, respectively, in impairment on affordable housing investments and a $15 million contribution made to the Fifth Third Foundation during the fourth quarter of 2017. The increase in noninterest expense from both the third quarter of 2017 and fourth quarter of 2016 also included an increase in personnel costs related to the impact of one-time employee bonuses of $15 million that the Bancorp paid as a result of benefits received from the TCJA.

The ALLL as a percentage of portfolio loans and leases was 1.30% as of December 31, 2017, compared to 1.31% as of September 30, 2017 and 1.36% as of December 31, 2016. The provision for loan and lease losses was $67 million in both the fourth and third quarters of 2017 compared to $54 million in the fourth quarter of 2016. Net losses charged-off were $76 million in the fourth quarter of 2017, or 33 bps of average portfolio loans and leases on an annualized basis, compared with net losses charged-off of $68 million in the third quarter of 2017 and $73 million in the fourth quarter of 2016.

56  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: QUARTERLY INFORMATION (unaudited)

		2017				2016
For the three months ended ($ in millions, except per share data)		12/31	9/30	6/30	3/31	12/31	9/30(b)	6/30(b)	3/31(b)
Net interest income(a)(b)	$	963	977	945	939	909	913	908	909
Provision for loan and lease losses		67	67	52	74	54	80	91	119
Noninterest income		577	1,561	564	523	620	840	599	637
Noninterest expense		1,073	975	957	986	960	973	983	986
Net income attributable to Bancorp		509	1,014	367	305	395	516	328	326
Net income available to common shareholders		486	999	344	290	372	501	305	311
Earnings per share, basic		0.68	1.37	0.46	0.38	0.49	0.66	0.40	0.40
Earnings per share, diluted		0.67	1.35	0.45	0.38	0.49	0.65	0.39	0.40
(a)

Amounts presented on an FTE basis. The FTE adjustment was $7 for both the three months ended December 31, 2017 and September 30, 2017 and $6 for both the three months ended June 30, 2017, March 31, 2017 and each period presented during the year ended December 31, 2016.

(b)

Net tax deficiencies of $1 million, $5 million and $0 were reclassified from capital surplus to applicable income tax expense at March 31, 2016, June 30, 2016 and September 30, 2016, respectively, related to the early adoption of ASU 2016-09 during the fourth quarter of 2016, with an effective date of January 1, 2016.

COMPARISON OF THE YEAR ENDED 2016 WITH 2015

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

The provision for loan and lease losses decreased to $343 million during the year ended December 31, 2016 compared to $396 million during the year ended December 31, 2015 primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.39% during the year ended December 31, 2016 compared to 0.48% during the year ended December 31, 2015.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for both the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, net interest income was positively impacted by increases in average taxable securities of $3.1 billion and average loans and leases of $981 million compared to the year ended December 31, 2015. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee to raise the target range of the federal funds rate 25 bps to 50 bps in 2015 and 25 bps to 75 bps in 2016. These positive impacts were partially offset by an increases in average long-term debt of $750 million coupled with a decrease in the net interest rate spread to 2.66% during the year ended December 31, 2016 from 2.69% during the year ended December 31, 2015. Net interest margin on an FTE basis (non-GAAP) was 2.88% for both the years ended December 31, 2016 and 2015, respectively.

Noninterest income decreased $307 million from the year ended December 31, 2015 primarily due to decreases in other noninterest income and mortgage banking net revenue, partially offset by an increase in corporate banking revenue. Other noninterest income decreased $291 million from the year ended December 31, 2015. The decrease included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015. The Bancorp recognized positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $64 million and $236 million for the years ended December 31, 2016 and 2015, respectively. In addition to the valuation adjustments, during the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC compared with a gain of $9 million on the sale of the remaining warrant in Vantiv Holding, LLC during the same period in 2016. These decreases were partially offset by an increase in income from the TRAs associated with Vantiv, Inc. of $233 million during the year ended December 31, 2016 compared to the same period in the prior year and a decrease in net losses on disposition and impairment of bank premises and equipment of $88 million during the year ended December, 31 2016 compared with the same period in the prior year. Mortgage banking net revenue decreased $63 million from the year ended December 31, 2015 primarily due to a decrease in net mortgage servicing revenue, partially offset by an increase in origination fees and gains on loan sales. Corporate banking revenue increased $48 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by increases in syndication fees and lease remarketing fees, partially offset by decreases in letter of credit fees and foreign exchange fees.

Noninterest expense increased $128 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in personnel costs, technology and communications expense and other noninterest expense partially offset by decreases in net occupancy expense and card and processing expense. Personnel costs increased $103 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by an increase in base compensation, variable compensation and higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Technology and communications expense increased $10 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance, and other growth initiatives. Other noninterest expense increased $64 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in FDIC insurance and other taxes, impairment on affordable housing investments, the provision for the reserve for unfunded commitments, losses and adjustments and operating lease expense. These increases were partially offset by decreases in travel expense, professional service fees and loan and lease expense. Card and processing expense decreased $21 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the impact of renegotiated service contracts.

57  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans and leases based upon product or collateral. Table 24 summarizes end of period loans and leases,

including loans and leases held for sale and Table 25 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 24: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)

As of December 31 ($ in millions)	2017	2016	2015	2014	2013

Commercial loans and leases:
Commercial and industrial loans	$41,170	41,736	42,151	40,801	39,347
Commercial mortgage loans	6,610	6,904	6,991	7,410	8,069
Commercial construction loans	4,553	3,903	3,214	2,071	1,041
Commercial leases	4,068	3,974	3,854	3,721	3,626

Total commercial loans and leases	56,401	56,517	56,210	54,003	52,083

Consumer loans and leases:
Residential mortgage loans	16,077	15,737	14,424	13,582	13,570
Home equity	7,014	7,695	8,336	8,886	9,246
Automobile loans	9,112	9,983	11,497	12,037	11,984
Credit card	2,299	2,237	2,360	2,401	2,294
Other consumer loans and leases	1,559	680	658	436	381

Total consumer loans and leases	36,061	36,332	37,275	37,342	37,475

Total loans and leases	$92,462	92,849	93,485	91,345	89,558

Total portfolio loans and leases (excluding loans and leases held for sale)	$91,970	92,098	92,582	90,084	88,614

Loans and leases, including loans and leases held for sale, decreased $387 million from December 31, 2016. The decrease from December 31, 2016 was the result of a $271 million, or 1%, decrease in consumer loans and leases and a $116 million decrease in commercial loans and leases.

Consumer loans and leases decreased from December 31, 2016 primarily due to decreases in automobile loans and home equity, partially offset by increases in other consumer loans and leases, residential mortgage loans and credit card. Automobile loans decreased $871 million, or 9%, from December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Home equity decreased $681 million, or 9%, from December 31, 2016 as payoffs exceeded new loan production. Other consumer loans and leases increased $879 million from December 31, 2016 primarily due to growth in point-of-sale loan originations. Residential mortgage loans increased $340 million, or 2%, from December 31, 2016 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2017. Credit card increased $62 million, or 3%, from

December 31, 2016 due to increases in customer accounts and the average balance per active customer as a result of a new product that launched in the fourth quarter of 2016.

Commercial loans and leases decreased from December 31, 2016 primarily due to decreases in commercial and industrial loans and commercial mortgage loans, partially offset by increases in commercial constructions loans and commercial leases. Commercial and industrial loans decreased $566 million, or 1%, from December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Commercial mortgage loans decreased $294 million, or 4% from December 31, 2016 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns. Commercial construction loans increased $650 million, or 17%, from December 31, 2016 primarily due to increases in demand and draw levels on existing commitments. Commercial leases increased $94 million, or 2%, from December 31, 2016 primarily as a result of an increase in syndication and participation origination activity.

TABLE 25: COMPONENTS OF TOTAL AVERAGE LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)

For the years ended December 31 ($ in millions)	2017	2016	2015	2014	2013

Commercial loans and leases:
Commercial and industrial loans	$41,577	43,184	42,594	41,178	37,770
Commercial mortgage loans	6,844	6,899	7,121	7,745	8,481
Commercial construction loans	4,374	3,648	2,717	1,492	793
Commercial leases	4,011	3,916	3,796	3,585	3,565

Total average commercial loans and leases	56,806	57,647	56,228	54,000	50,609

Consumer loans and leases:
Residential mortgage loans	16,053	15,101	13,798	13,344	14,428
Home equity	7,308	7,998	8,592	9,059	9,554
Automobile loans	9,407	10,708	11,847	12,068	12,021
Credit card	2,141	2,205	2,303	2,271	2,121
Other consumer loans and leases	1,016	661	571	385	360

Total average consumer loans and leases	35,925	36,673	37,111	37,127	38,484

Total average loans and leases	$92,731	94,320	93,339	91,127	89,093

Total average portfolio loans and leases (excluding loans and leases held for sale)	$92,068	93,426	92,423	90,485	86,950

58  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average loans and leases, including loans and leases held for sale, decreased $1.6 billion, or 2%, from December 31, 2016 as a result of an $841 million, or 1%, decrease in average commercial loans and leases and a $748 million, or 2%, decrease in average consumer loans and leases.

Average commercial loans and leases decreased from December 31, 2016 primarily due to a decrease in average commercial and industrial loans, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $1.6 billion, or 4%, from December 31, 2016 primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand. Average commercial construction loans increased $726 million, or 20%, from December 31, 2016 primarily due to increases in demand and draw levels on existing commitments.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both collateral for pledging purposes and liquidity for satisfying regulatory requirements. Total investment securities were $32.7 billion and $31.6 billion at December 31, 2017 and December 31, 2016, respectively. The available-for-sale investment securities portfolio had an effective duration of 4.7 years at December 31, 2017 compared to 5.0 years at December 31, 2016.

Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

Average consumer loans and leases decreased from December 31, 2016 primarily due to decreases in average automobile loans, average home equity and average credit card, partially offset by increases in average residential mortgage loans and average other consumer loans and leases. Average automobile loans decreased $1.3 billion, or 12%, from December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average home equity decreased $690 million, or 9%, from December 31, 2016 as payoffs exceeded new loan production. Average credit card decreased $64 million, or 3%, from December 31, 2016 primarily due to elevated paydowns of mature accounts during the first half of 2017. Average residential mortgage loans increased $952 million, or 6%, from December 31, 2016 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $355 million, or 54%, primarily due to growth in point-of-sale loan originations.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2017, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both December 31, 2017 and 2016. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and evaluating securities in an unrealized loss position for OTTI.

The following table provides a summary of OTTI by security type for the years ended December 31:

TABLE 26: COMPONENTS OF OTTI BY SECURITY TYPE

($ in millions)	2017	2016	2015

Available-for-sale and other debt securities	$(54)	(15)	(5)
Available-for-sale equity securities	-	(1)	-

Total OTTI(a)	$(54)	(16)	(5)

(a)	Included in securities gains, net, in the Consolidated Statements of Income.

59  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the end of period components of investment securities:

TABLE 27: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2017	2016	2015	2014	2013

Available-for-sale and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$98	547	1,155	1,545	1,549
Obligations of states and political subdivisions securities	43	44	50	185	187
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,281	15,525	14,811	11,968	12,294
Agency commercial mortgage-backed securities	10,113	9,029	7,795	4,465	-
Non-agency commercial mortgage-backed securities	3,247	3,076	2,801	1,489	1,368
Asset-backed securities and other debt securities	2,183	2,106	1,363	1,324	2,146
Equity securities(b)	679	697	703	701	865

Total available-for-sale and other securities	$31,644	31,024	28,678	21,677	18,409

Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$22	24	68	186	207
Asset-backed securities and other debt securities	2	2	2	1	1

Total held-to-maturity securities	$24	26	70	187	208

Trading securities (fair value):
U.S. Treasury and federal agencies securities	$12	23	19	14	5
Obligations of states and political subdivisions securities	22	39	9	8	13
Residential mortgage-backed securities	395	8	6	9	3
Asset-backed securities and other debt securities	63	15	19	13	7
Equity securities	370	325	333	316	315

Total trading securities	$862	410	386	360	343

(a)	Includes interest-only mortgage-backed securities recorded at fair value with fair value changes recorded in securities gains, net in the Consolidated Statements of Income.
(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $620 million, or 2%, from December 31, 2016 primarily due to increases in agency commercial mortgage-backed securities and non-agency commercial mortgage-backed securities, partially offset by decreases in U.S. Treasury and federal agencies securities and agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale and other securities were 25% and 24% of total interest-earning assets at December 31, 2017 and December 31, 2016, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other securities portfolio was 6.5 years at December 31, 2017 compared to 6.7 years at December 31, 2016. In addition, at December 31, 2017 and 2016 the available-for-sale and other securities portfolio had a weighted-average yield of 3.18% and 3.19%, respectively.

Trading securities increased $452 million from December 31, 2016 primarily due to an increase in agency residential mortgage-backed securities purchased as part of the Bancorp’s non-qualifying hedging strategy to economically hedge a portion of the risk associated with the MSR portfolio. Refer to Note 12 of the Notes to Consolidated Financial Statements for further information.

Information presented in Table 28 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $176 million at December 31, 2017 compared to $159 million at December 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

60  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 28: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES
As of December 31, 2017 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	0.6	2.31%
Average life 1 – 5 years	-	-	3.7	3.16
Average life 5 – 10 years	98	98	5.1	2.12
Total	$98	98	5.1	2.12%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	9	9	0.3	0.02
Average life 1 – 5 years	18	19	4.4	4.17
Average life 5 – 10 years	16	16	6.3	3.67
Total	$43	44	4.2	3.13%
Agency residential mortgage-backed securities:
Average life of 1 year or less	87	88	0.7	3.81
Average life 1 – 5 years	6,476	6,488	3.6	3.43
Average life 5 – 10 years	7,844	7,875	6.8	3.12
Average life greater than 10 years	874	868	11.1	3.07
Total	$15,281	15,319	5.7	3.25%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	8	8	0.4	2.88
Average life 1 – 5 years	2,799	2,794	3.5	2.90
Average life 5 – 10 years	6,273	6,335	7.3	3.04
Average life greater than 10 years	1,033	1,030	12.1	3.00
Total	$10,113	10,167	6.7	3.00%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	24	24	0.5	3.86
Average life 1 – 5 years	137	138	3.1	3.15
Average life 5 – 10 years	3,086	3,131	7.0	3.26
Total	$3,247	3,293	6.7	3.26%
Asset-backed securities and other debt securities:
Average life of 1 year or less	17	17	0.6	3.24
Average life 1 – 5 years	528	533	2.9	3.49
Average life 5 – 10 years	259	264	7.5	2.99
Average life greater than 10 years	1,379	1,404	15.4	3.41
Total	$2,183	2,218	11.3	3.38%
Equity securities	679	681
Total available-for-sale and other securities	$31,644	31,820	6.5	3.18%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.25%, 2.00% and 1.69% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 71% and 70% of the Bancorp’s average asset funding base for the years ended December 31, 2017 and 2016, respectively.

The following table presents the end of period components of deposits:

TABLE 29: COMPONENTS OF DEPOSITS

As of December 31 ($ in millions)	2017	2016	2015	2014	2013

Demand	$35,276	35,782	36,267	34,809	32,634
Interest checking	27,703	26,679	26,768	26,800	25,875
Savings	13,425	13,941	14,601	15,051	17,045
Money market	20,097	20,749	18,494	17,083	11,644
Foreign office	484	426	464	1,114	1,976

Transaction deposits	96,985	97,577	96,594	94,857	89,174
Other time	3,775	3,866	4,019	3,960	3,530

Core deposits	100,760	101,443	100,613	98,817	92,704
Certificates $100,000 and over(a)	2,402	2,378	2,592	2,895	6,571
Other	-	-	-	-	-

Total deposits	$103,162	103,821	103,205	101,712	99,275

(a)

Includes $1.3 billion, $1.3 billion, $1.5 billion, $1.8 billion and $2.3 billion of institutional, retail and wholesale certificates $250,000 and over at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

61  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Core deposits decreased $683 million, or 1%, from December 31, 2016, driven by a decrease of $592 million in transaction deposits. Transaction deposits decreased from December 31, 2016 primarily due to decreases in money market deposits, savings deposits and demand deposits partially offset by an increase in interest checking deposits. Money market deposits decreased $652 million, or 3%, from December 31, 2016 primarily due to lower balances per account for commercial customers partially offset by competitive pricing related to a promotional product offering during the second half of 2017 which drove customer acquisition for consumer accounts. The money market promotional product offering also drove balance migration from savings deposits, which decreased $516 million, or 4%, compared to December 31, 2016. Demand deposits decreased $506 million, or 1%, from December 31, 2016 primarily due to lower balances per account for commercial customers. Interest checking deposits increased $1.0 billion, or 4%, from December 31, 2016 primarily due to the acquisition of new commercial customers.

The following table presents the components of average deposits for the years ended December 31:

TABLE 30: COMPONENTS OF AVERAGE DEPOSITS
($ in millions)	2017	2016	2015	2014	2013
Demand	$35,093	35,862	35,164	31,755	29,925
Interest checking	26,382	25,143	26,160	25,382	23,582
Savings	13,958	14,346	14,951	16,080	18,440
Money market	20,231	19,523	18,152	14,670	9,467
Foreign office	388	497	817	1,828	1,501
Transaction deposits	96,052	95,371	95,244	89,715	82,915
Other time	3,771	4,010	4,051	3,762	3,760
Core deposits	99,823	99,381	99,295	93,477	86,675
Certificates $100,000 and over(a)	2,564	2,735	2,869	3,929	6,339
Other	277	333	57	-	17
Total average deposits	$102,664	102,449	102,221	97,406	93,031
(a)

Includes $1.4 billion, $1.5 billion, $1.6 billion, $1.8 billion and $2.1 billion of average institutional, retail and wholesale certificates $250,000 and over during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

On an average basis, core deposits increased $442 million from December 31, 2016 primarily due to an increase of $681 million in average transaction deposits partially offset by a decrease of $239 million in average other time deposits. The increase in average transaction deposits was driven by increases in average interest checking deposits and average money market deposits partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $1.2 billion, or 5%, from December 31, 2016 primarily due to the acquisition of new commercial customers. Average money market deposits increased $708 million, or 4%, primarily due to competitive pricing related to a promotional product offering during the second half of 2017 which drove customer acquisition for consumer accounts. The money market promotional product offering also drove balance migration from savings deposits, which decreased $388 million, or 3%, compared to December 31, 2016.

The increase in average money market deposits was partially offset by lower average balances per account for commercial customers. Average demand deposits decreased $769 million, or 2%, from December 31, 2016 primarily due to lower average balances per account for commercial customers. Average other time deposits decreased $239 million, or 6%, from December 31, 2016 primarily due to a decrease in average certificates less than $100,000 as a result of the low rate environment. The change in average core deposits from December 31, 2016 included the impact of the sale of $511 million of deposits as part of the branches sold in the St. Louis MSA and Pittsburgh MSA during the first half of 2016.

Average certificates $100,000 and over decreased $171 million, or 6%, from December 31, 2016 due primarily to the maturity and run-off of institutional certificates of deposit since December 31, 2016.

Contractual Maturities

The contractual maturities of certificates $100,000 and over as of December 31, 2017 are summarized in the following table:

TABLE 31: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
($ in millions)
Next 3 months	$805
3-6 months	184
6-12 months	383
After 12 months	1,030
Total certificates $100,000 and over	$2,402

62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2017 are summarized in the following table:

TABLE 32: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
($ in millions)
Next 12 months	$3,266
13-24 months	1,365
25-36 months	1,136
37-48 months	339
49-60 months	62
After 60 months	9
Total other time deposits and certificates $100,000 and over	$6,177

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Table 33 summarizes the end of period components of total borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 21% at December 31, 2017 compared to 22% at December 31, 2016.

The following table summarizes the end of period components of borrowings:

TABLE 33: COMPONENTS OF BORROWINGS

As of December 31 ($ in millions)	2017	2016	2015	2014	2013

Federal funds purchased	$174	132	151	144	284
Other short-term borrowings	4,012	3,535	1,507	1,556	1,380
Long-term debt	14,904	14,388	15,810	14,932	9,605

Total borrowings	$19,090	18,055	17,468	16,632	11,269

Total borrowings increased $1.0 billion, or 6%, from December 31, 2016 primarily due to increases in long-term debt and other short-term borrowings. Long-term debt increased $516 million from December 31, 2016 primarily driven by the issuances of $1.5 billion of unsecured senior fixed-rate bank notes, $300 million of unsecured senior floating-rate bank notes and asset-backed securities of $750 million related to an automobile loan securitization during the year ended December 31, 2017. These increases were partially offset by $787 million of pay downs on long-term debt associated with automobile loan securitizations and the maturity of $650 million of unsecured senior bank notes and $500 million of unsecured subordinated debt during the year ended December 31, 2017. For additional information regarding automobile securitizations and long-term debt, refer to Note 11 and Note 16, respectively, of the Notes to Consolidated Financial Statements. Other short-term borrowings increased $477 million, from December 31, 2016 driven by an increase of $625 million in FHLB short-term borrowings partially offset by a $115 million decrease in securities sold under repurchase agreements. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 34: COMPONENTS OF AVERAGE BORROWINGS

For the years ended December 31 ($ in millions)	2017	2016	2015	2014	2013

Federal funds purchased	$557	506	920	458	503
Other short-term borrowings	3,158	2,845	1,721	1,873	3,024
Long-term debt	13,804	15,394	14,644	12,894	7,886

Total average borrowings	$17,519	18,745	17,285	15,225	11,413

Total average borrowings decreased $1.2 billion, or 7%, compared to December 31, 2016, primarily due to a decrease in average long-term debt partially offset by an increase in average other short-term borrowings. Average long-term debt decreased $1.6 billion compared to December 31, 2016. The decrease was driven primarily by the maturities of unsecured senior notes and subordinated debt, as discussed above, during the first half of 2017, and paydowns on long-term debt associated with automobile loan securitizations. These were partially offset by the issuances of long-term debt, as discussed above, primarily during the second half of 2017. Average other short-term borrowings increased $313 million compared to December 31, 2016, driven primarily by the aforementioned increase in FHLB short-term borrowings partially offset by the decrease in securities sold under repurchase agreements. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

Below are the Bancorp’s core principles of risk management that are used to ensure the Bancorp is operating in a safe and sound manner:

•	Understand the risks taken as a necessary part of business; however, the Bancorp ensures risks taken are in alignment with its strategy and risk appetite.
•	Provide transparency and escalate risks and issues as necessary.
•

Ensure Fifth Third’s products and services are designed, delivered and maintained to provide value and benefit to its customers and to Fifth Third, and that potential opportunities remain aligned to the core customer base.

•	Avoid risks that cannot be understood, managed and monitored.
•	Act with integrity in all activities.
•	Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customer’s needs.
•

Maintain a strong financial position to ensure that the Bancorp meets its strategic objectives through all economic cycles and is able to access the capital markets at all times, even under stressed conditions.

•	Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.
•	Conduct business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.

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

•

The Board of Directors (the “Board”) and executive management define the risk appetite, which is considered in the development of business strategies, and forms the basis for enterprise risk management. The Bancorp’s risk appetite is set annually in alignment with the strategic, capital and financial plans, and is reviewed by the Board on an annual basis.

•

The Risk Management Process provides a consistent and integrated approach for managing risks and ensuring appropriate risk mitigants and controls are in place, and risks and issues are appropriately escalated. Five components are utilized for effective risk management; identifying, assessing, managing, monitoring and reporting risks.

•

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

•

The Bancorp’s risk governance structure includes management committees operating under delegation from, and providing information directly or indirectly to, the Board. The Bancorp Board delegates certain responsibilities to Board sub-committees, including the RCC as outlined in each respective Committee Charter, which may be found on www.53.com.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios using the CCAR model and for certain portfolios, such as real estate and leveraged lending, the stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 35: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2017 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$911	912	1,370
Commercial mortgage loans	138	138	138
Commercial leases	70	70	70

Total potential problem portfolio loans and leases	$1,119	1,120	1,578

TABLE 36: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2016 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,108	1,110	1,807
Commercial mortgage loans	102	102	104
Commercial leases	22	22	22

Total potential problem portfolio loans and leases	$1,232	1,234	1,933

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance for credit loss analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. A “through the cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will evaluate the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments,” which will be effective for the Bancorp on January 1, 2020. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

65  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Economic growth continues to improve as data has been broadly positive in the fourth quarter of 2017. Growth is expected to continue in 2018 with the implementation of new corporate and consumer tax reduction programs. There have been steady gains in the job market and real GDP is expected to expand at a faster pace in 2018. Household spending continues to be the strongest driver of the U.S. economy. Inflation continues to run below the FRB’s stated objective, however the rate of inflation is expected to increase in 2018. Improving global conditions are supporting U.S. manufacturing activity and housing prices continue to increase across the country. With regard to commercial real estate, the credit market has become somewhat more selective even though market data and vacancies remain positive. The Bancorp is monitoring potential increased risks in the Retail sector as a result of profitability declines among many large retailers and the year-end 2017 results are expected to show a continued shift to online purchasing.

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

TABLE 37: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$79	110	2,222
Commercial mortgage nonowner-occupied loans	14	169	2,208

Total	$93	279	4,430

TABLE 38: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$106	178	1,953
Commercial mortgage nonowner-occupied loans	22	100	2,598

Total	$128	278	4,551

66  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 39: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS AND LEASES HELD FOR SALE)

	2017			2016

As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By Industry:
Manufacturing	$10,044	18,948	74	10,070	19,646	50
Real estate	7,713	12,493	25	7,206	11,919	26
Financial services and insurance	5,792	11,933	1	5,648	11,522	2
Healthcare	4,712	6,486	35	4,649	6,450	23
Business services	4,147	6,512	42	4,599	6,996	65
Retail trade	3,617	7,950	3	4,048	7,598	6
Communication and information	3,322	5,308	-	2,901	4,726	-
Accommodation and food	3,268	5,321	4	3,051	4,817	5
Wholesale trade	3,017	5,363	6	3,482	6,249	24
Transportation and warehousing	3,012	4,621	29	3,059	4,473	38
Construction	2,374	4,449	2	2,025	3,786	3
Entertainment and recreation	1,624	2,911	7	1,736	2,979	3
Mining	1,454	3,001	56	1,312	2,621	246
Utilities	869	2,333	-	1,168	2,799	-
Other services	714	1,017	16	729	945	24
Public administration	370	474	-	417	463	-
Agribusiness	304	478	2	284	426	2
Individuals	27	57	-	66	83	1
Other	15	15	4	2	2	5

Total	$56,395	99,670	306	56,452	98,500	523

By Loan Size:
Less than $200,000	1%	1	5	1	1	3
$200,000 to $1 million	3	2	8	3	3	5
$1 million to $5 million	7	6	15	9	7	16
$5 million to $10 million	6	5	10	7	6	13
$10 million to $25 million	21	18	57	23	20	54
Greater than $25 million	62	68	5	57	63	9

Total	100%	100	100	100	100	100

By State:
Ohio	14%	15	7	15	16	4
Florida	8	8	6	8	7	5
Michigan	7	7	13	7	7	5
Illinois	7	6	9	7	7	9
Indiana	4	4	3	4	4	2
Georgia	4	5	2	4	5	5
North Carolina	3	3	1	4	4	-
Tennessee	3	3	8	3	3	1
Kentucky	3	3	1	3	3	2
Other	47	46	50	45	44	67

Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp saw migration into criticized classifications during 2015 through the second quarter of 2016. However, in the second half of 2016 and 2017, the energy portfolio has stabilized and has shown improved performance. There has been a decrease in nonperforming assets in the past two quarters, primarily in the reserve-based lending category. Oil prices have stabilized, which has contributed to the improvement in the overall energy sector.

67  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 40: NON-POWER PRODUCING ENERGY PORTFOLIO

As of December 31, 2017 ($ in millions)							For the Year Ended December 31, 2017

	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

Reserve-based lending	$853	118	971	2,031	-	39	-
Midstream	309	-	309	1,002	-	-	-
Oil field services	26	155	181	269	-	16	5
Oil and gas	35	55	90	418	-	-	-
Refining	41	-	41	365	-	-	-

Total	$1,264	328	1,592	4,085	-	55	5

TABLE 41: NON-POWER PRODUCING ENERGY PORTFOLIO

As of December 31, 2016 ($ in millions)							For the Year Ended December 31, 2016

	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

Reserve-based lending	$337	338	675	1,368	-	170	-
Midstream	308	-	308	1,001	-	-	-
Oil field services	153	74	227	357	-	37	19
Oil and gas	17	78	95	475	-	37	3
Refining	82	-	82	471	-	-	-

Total	$897	490	1,387	3,672	-	244	22

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 42: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE)(a)

As of December 31, 2017 ($ in millions)					For the Year Ended December 31, 2017

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,636	2,156	-	1	8
Florida	1,016	1,495	-	1	-
Illinois	787	1,020	-	-	-
Michigan	559	717	-	3	1
North Carolina	506	795	-	-	-
Indiana	490	768	-	-	-
Georgia	481	906	-	-	-
All other states	2,142	3,616	-	2	1

Total	$7,617	11,473	-	7	10

(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 43: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE)(a)

As of December 31, 2016 ($ in millions)					For the Year Ended December 31, 2016

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)

By State:
Ohio	$1,393	1,844	-	4	(2)
Florida	947	1,521	-	-	1
Illinois	656	1,226	-	-	1
Michigan	574	709	-	1	3
North Carolina	552	788	-	-	-
Georgia	307	731	-	-	-
Indiana	291	508	-	-	-
All other states	2,515	4,105	-	4	3

Total	$7,235	11,432	-	9	6

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

The Bancorp’s consumer portfolio is materially comprised of four categories of loans: residential mortgage loans, home equity loans, automobile loans and credit card. The Bancorp has identified certain credit characteristics within these four categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of December 31, 2017, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 14% of the consumer real estate portfolio. These loans accounted for 46% of total consumer real estate secured losses for the year ended December 31, 2017. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. Fifth Third has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio approximately $630 million of ARM loans will have rate resets during the next twelve months. Of these resets, 95% are expected to experience an increase in rate, with an average increase of approximately 0.6%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 90% of the portfolio as of December 31, 2017 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 44: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2017		2016

		Weighted-		Weighted-
As of December 31 ($ in millions)	Outstanding	Average LTV	Outstanding	Average LTV

LTV ≤ 80%	$11,767	66.4%	$ 11,412	65.9%
LTV > 80%, with mortgage insurance(a)	1,890	94.8	1,664	94.3
LTV > 80%, no mortgage insurance	1,934	94.7	1,975	95.4

Total	$15,591	73.7%	$ 15,051	73.2%

(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 45: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2017 ($ in millions)				For the Year Ended December 31, 2017

		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$439	4	2	1
Illinois	382	1	2	1
Florida	287	3	3	1
Michigan	226	1	1	-
Indiana	138	1	1	-
North Carolina	85	-	1	-
Kentucky	76	1	1	-
All other states	301	2	1	-

Total	$1,934	13	12	3

69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 46: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2016 ($ in millions)				For the Year Ended December 31, 2016
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$470	2	4	2
Illinois	362	1	1	-
Florida	290	1	3	-
Michigan	244	-	1	1
Indiana	143	-	1	-
North Carolina	96	-	1	-
Kentucky	75	1	-	-
All other states	295	-	-	1

Total	$1,975	5	11	4

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to

Table 48 and Table 49. Of the total $7.0 billion of outstanding home equity loans:

●	88% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2017;
●	37% are in senior lien positions and 63% are in junior lien positions at December 31, 2017;
●	79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2017; and
●	The portfolio had an average refreshed FICO score of 744 at December 31, 2017.

The Bancorp actively manages lines of credit and makes adjustments in credit limits when it believes that a customer has encountered financial difficulties and/or a decreased ability to repay their current obligations. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A for more information.

70  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 47: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE

	2017		2016
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Senior Liens:
FICO ≤ 659	$246	4%	$262	3%
FICO 660-719	358	5	424	6
FICO ≥ 720	1,976	28	2,112	27

Total senior liens	2,580	37	2,798	36
Junior Liens:
FICO ≤ 659	541	8	633	8
FICO 660-719	853	12	975	13
FICO ≥ 720	3,040	43	3,289	43

Total junior liens	4,434	63	4,897	64

Total	$7,014	100%	$7,695	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 48: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2017		2016
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

Senior Liens:
LTV ≤ 80%	$2,266	54.9%	$2,454	55.1%
LTV > 80%	314	88.9	344	89.0

Total senior liens	2,580	59.3	2,798	59.5
Junior Liens:
LTV ≤ 80%	2,603	67.5	2,892	67.6
LTV > 80%	1,831	90.4	2,005	90.7

Total junior liens	4,434	78.3	4,897	78.7

Total	$7,014	70.9%	$7,695	71.2%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 49: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2017 ($ in millions)					For the Year Ended December 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,047	1,943	-	9	4
Michigan	357	569	-	5	1
Illinois	228	357	-	3	2
Indiana	155	264	-	3	1
Kentucky	143	257	-	2	1
Florida	68	98	-	2	-
All other states	147	216	-	3	-

Total	$2,145	3,704	-	27	9

71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 50: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2016 ($ in millions)					For the Year Ended December 31, 2016
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,029	1,826	-	9	5
Michigan	434	666	-	5	2
Illinois	264	402	-	3	3
Indiana	185	302	-	2	1
Kentucky	172	297	-	2	1
Florida	82	114	-	2	-
All other states	183	260	-	4	3

Total	$2,349	3,867	-	27	15

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2016 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (<690) origination balances remained within the Bancorp’s targeted credit risk tolerance during the year ended December 31, 2017. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 51: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2017		2016
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 690	$1,563	17%	$1,714	17%
FICO > 690	7,549	83	8,269	83

Total	$9,112	100%	$9,983	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2017, 45% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 52: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2017		2016
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 100%	$5,814	82.1%	$6,637	82.0%
LTV > 100%	3,298	112.4	3,346	111.7

Total	$9,112	93.5%	$9,983	92.4%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with an LTV at origination greater than 100% as of and for the years ended:

TABLE 53: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 100%

($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs

December 31, 2017	$3,298	7	1	24
December 31, 2016	3,346	5	1	23

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of December 31, 2017. At December 31, 2017 and December 31,

2016, 76% and 78%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 54: CREDIT CARD PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2017		2016
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 659	$61	3%	$45	2%
FICO 660-719	581	25	521	23
FICO ≥ 720	1,657	72	1,671	75

Total	$2,299	100%	$2,237	100%

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of December 31, 2017. In providing services to customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.2 billion and funded exposure was $1.6 billion as of December 31, 2017. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp continues to monitor the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of December 31, 2017:

TABLE 55: EUROPEAN EXPOSURE

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure

Peripheral Europe(b)	$-	-	79	37	265	87	344	124
Other Eurozone(c)	-	-	341	116	1,366	759	1,707	875

Total Eurozone	$-	-	420	153	1,631	846	2,051	999
United Kingdom	-	-	135	135	929	453	1,064	588
Other Europe(d)	-	-	-	-	72	20	72	20

Total Europe	$-	-	555	288	2,632	1,319	3,187	1,607

(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries and territories not part of the Eurozone (primarily Norway, Sweden, Switzerland and Isle of Man).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 56. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements.

Nonperforming assets were $495 million at December 31, 2017 compared to $751 million at December 31, 2016. At December 31, 2017, $6 million of nonaccrual loans were held for sale, compared to $13 million at December 31, 2016.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.53% as of December 31, 2017 compared to

0.80% as of December 31, 2016. Nonaccrual loans and leases secured by real estate were 33% of nonaccrual loans and leases as of December 31, 2017 compared to 25% as of December 31, 2016.

Commercial portfolio nonaccrual loans and leases were $306 million at December 31, 2017, a decrease of $217 million from December 31, 2016 primarily due to a decrease of $189 million in the energy related portfolio, of which $131 million was related to the reserve-based lending energy portfolio.

Consumer portfolio nonaccrual loans and leases were $131 million at December 31, 2017, a decrease of $6 million from December 31, 2016. Refer to Table 57 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $52 million at December 31, 2017, compared to $78 million at December 31, 2016. The Bancorp recognized $10 million and $17 million in losses on the sale or write-down of OREO properties during the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, approximately $36 million and $41 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

73  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 56: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2017	2016	2015	2014	2013

Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$144	302	82	86	127
Commercial mortgage loans	12	27	56	64	90
Commercial construction loans	-	-	-	-	10
Commercial leases	-	2	-	3	3
Residential mortgage loans	17	17	28	44	83
Home equity	56	55	62	72	74
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	132	176	177	142	154
Commercial mortgage loans(c)	14	14	25	71	53
Commercial construction loans	-	-	-	-	19
Commercial leases	4	2	1	1	2
Residential mortgage loans	13	17	23	33	83
Home equity	18	18	17	21	19
Automobile loans	1	2	2	1	1
Credit card	26	28	33	41	33

Total nonaccrual portfolio loans and leases(b)	437	660	506	579	751
OREO and other repossessed property(d)	52	78	141	165	229

Total nonperforming portfolio assets	489	738	647	744	980
Nonaccrual loans held for sale	5	4	1	24	6
Nonaccrual restructured loans held for sale	1	9	11	15	-

Total nonperforming assets	$495	751	659	783	986

Loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$3	4	7	-	-
Residential mortgage loans(a)	57	49	40	56	66
Automobile loans	10	9	10	8	8
Credit card	27	22	18	23	29

Total loans and leases 90 days past due and still accruing	$97	84	75	87	103

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.53%	0.80	0.70	0.82	1.10
ALLL as a percent of nonperforming portfolio assets	245	170	197	178	161

(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $290, $312, $335, $373 and $378 as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively. The Bancorp recognized losses of $5, $6, $8, $13 and $5 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(b)

Includes $3, $4, $6, $9, and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, of which $3, $1, $2, $4, and $2 were restructured nonaccrual government insured commercial loans at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(c)

Excludes $19, 20, 21, and 21 of restructured nonaccrual loans at December 31, 2016, 2015, 2014 and 2013, respectively, associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

(d)

Excludes $71 and $77 of OREO related to government insured loans at December 31, 2014 and 2013, respectively. The Bancorp had historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria are reclassified to other receivables rather than OREO upon foreclosure.

74  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 57: ROLLFORWARD OF PORTFOLIO NONACCRUAL LOANS AND LEASES

For the year ended December 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total

Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	300	46	130	476
Transfers to accrual status	(86)	(26)	(55)	(167)
Transfers to held for sale	(5)	-	-	(5)
Loans sold from portfolio	(16)	-	-	(16)
Loan paydowns/payoffs	(282)	(10)	(29)	(321)
Transfers to OREO	(2)	(10)	(7)	(19)
Charge-offs	(154)	(4)	(41)	(199)
Draws/other extensions of credit	28	-	-	28

Balance, end of period	$306	30	101	437

For the year ended December 31, 2016 ($ in millions)

Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	716	51	149	916
Transfers to accrual status	(13)	(43)	(70)	(126)
Transfers to held for sale	(42)	-	-	(42)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(256)	(7)	(31)	(294)
Transfers to OREO	(8)	(14)	(11)	(33)
Charge-offs	(232)	(4)	(48)	(284)
Draws/other extensions of credit	28	-	-	28

Balance, end of period	$523	34	103	660

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

Consumer restructured loans on accrual status totaled $927 million and $958 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 28%, 11% and 37%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 58: ACCRUING AND NONACCRUING PORTFOLIO TDRs

		Accruing
As of December 31, 2017 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total

Commercial loans(b)	$	249	-	-	150	399
Residential mortgage loans(a)		478	52	122	13	665
Home equity		236	12	-	18	266
Automobile loans		8	-	-	1	9
Credit card		16	3	-	26	45

Total	$	987	67	122	208	1,384

(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2017, these advances represented $282 of current loans, $40 of 30-89 days past due loans and $108 of 90 days or more past due loans.

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

(b)

As of December 31, 2016, excludes $7 of restructured accruing loans and $19 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 32 bps and 39 bps of average portfolio loans and leases for the years ended December 31, 2017 and 2016, respectively. Table 60 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 22 bps during the year ended December 31, 2017, compared to 33 bps during the year ended December 31, 2016. Commercial loan net charge-offs decreased $65 million for the year ended December 31, 2017, compared to the same period in the prior year. The decrease for the year ended December 31, 2017, was driven by a decrease in net charge-offs on commercial and industrial loans. Included in net charge-offs on commercial and industrial loans for the years ended December 31, 2017 and 2016 were $25 million and $30 million, respectively, of charge-offs related to certain healthcare loans and $5 million and $39 million, respectively, of charge-offs in the energy related portfolio including oil field services and coal mining loans.

Consumer loan net charge-offs as a percent of average portfolio consumer loans and leases were 49 bps for the year ended December 31, 2017 compared to 48 bps for the year ended December 31, 2016. Consumer loan net charge-offs increased $1 million for the year ended December 31, 2017 compared to the same period in the prior year. Refer to Table 60 for a summary of net charge-offs by consumer loan category.

76  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 60: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)		2017	2016	2015	2014	2013
Losses charged-off:
Commercial and industrial loans	$	(136)	(205)	(253)	(248)	(207)
Commercial mortgage loans		(16)	(22)	(39)	(37)	(66)
Commercial construction loans		-	-	(4)	(13)	(9)
Commercial leases		(2)	(5)	(2)	(1)	(2)
Residential mortgage loans		(15)	(19)	(28)	(139)	(70)
Home equity		(32)	(41)	(55)	(75)	(114)
Automobile loans		(58)	(54)	(46)	(44)	(44)
Credit card		(94)	(89)	(94)	(95)	(92)
Other consumer loans and leases		(28)	(21)	(21)	(27)	(33)
Total losses charged-off		(381)	(456)	(542)	(679)	(637)
Recoveries of losses previously charged-off:
Commercial and industrial loans		25	33	24	26	39
Commercial mortgage loans		4	7	12	11	19
Commercial construction loans		-	1	1	1	5
Commercial leases		-	1	-	-	1
Residential mortgage loans		8	9	11	13	10
Home equity		13	14	16	16	17
Automobile loans		21	19	18	17	22
Credit card		10	9	12	13	14
Other consumer loans and leases		2	1	2	7	9
Total recoveries of losses previously charged-off		83	94	96	104	136
Net losses charged-off:
Commercial and industrial loans		(111)	(172)	(229)	(222)	(168)
Commercial mortgage loans		(12)	(15)	(27)	(26)	(47)
Commercial construction loans		-	1	(3)	(12)	(4)
Commercial leases		(2)	(4)	(2)	(1)	(1)
Residential mortgage loans		(7)	(10)	(17)	(126)	(60)
Home equity		(19)	(27)	(39)	(59)	(97)
Automobile loans		(37)	(35)	(28)	(27)	(22)
Credit card		(84)	(80)	(82)	(82)	(78)
Other consumer loans and leases		(26)	(20)	(19)	(20)	(24)
Total net losses charged-off	$	(298)	(362)	(446)	(575)	(501)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.27%	0.40	0.54	0.54	0.44
Commercial mortgage loans		0.17	0.23	0.38	0.34	0.56
Commercial construction loans		-	0.01	0.11	0.79	0.51
Commercial leases		0.06	0.10	0.04	0.01	0.04
Total commercial loans and leases		0.22	0.33	0.46	0.48	0.44
Residential mortgage loans		0.04	0.07	0.13	0.99	0.48
Home equity		0.26	0.33	0.46	0.65	1.02
Automobile loans		0.39	0.33	0.24	0.22	0.18
Credit card		3.93	3.69	3.60	3.60	3.67
Other consumer loans and leases		2.57	2.93	3.26	5.80	6.71
Total consumer loans and leases		0.49	0.48	0.51	0.86	0.77
Total net losses charged-off as a percent of average portfolio loans and leases		0.32%	0.39	0.48	0.64	0.58

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

During the year ended December 31, 2017, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $157 million at December 31, 2017. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans and leases is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans and leases would increase by approximately $32 million at December 31, 2017. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

During the third quarter of 2017, the United States incurred two major hurricanes impacting the states of Texas and Florida. The Bancorp provided assistance to customers that were negatively impacted. The Bancorp’s ALLL included $10 million for the estimated impact of hurricane related losses at December 31, 2017.

TABLE 61: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)		2017	2016	2015	2014	2013
ALLL:
Balance, beginning of period	$	1,253	1,272	1,322	1,582	1,854
Losses charged-off		(381)	(456)	(542)	(679)	(637)
Recoveries of losses previously charged-off		83	94	96	104	136
Provision for loan and lease losses		261	343	396	315	229
Deconsolidation of a VIE(a)		(20)	-	-	-	-
Balance, end of period	$	1,196	1,253	1,272	1,322	1,582
Reserve for unfunded commitments:
Balance, beginning of period	$	161	138	135	162	179
Provision for (benefit from) unfunded commitments		-	23	4	(27)	(17)
Losses charged-off		-	-	(1)	-	-
Balance, end of period	$	161	161	138	135	162
(a)	Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on the deconsolidation of a VIE.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2017 and 2016 was 0.13% and 0.12%, respectively. The unallocated allowance was 10% and 9% of the total allowance as of December 31, 2017 and 2016, respectively.

As shown in Table 62, the ALLL as a percent of portfolio loans and leases was 1.30% at December 31, 2017, compared to 1.36% at December 31, 2016. The ALLL was $1.2 billion and $1.3 billion at December 31, 2017 and 2016, respectively.

78  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 62: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)		2017	2016	2015	2014	2013
Attributed ALLL:
Commercial and industrial loans	$	651	718	652	673	767
Commercial mortgage loans		65	82	117	140	212
Commercial construction loans		23	16	24	17	26
Commercial leases		14	15	47	45	53
Residential mortgage loans		89	96	100	104	189
Home equity		46	58	67	87	94
Automobile loans		38	42	40	33	23
Credit card		117	102	99	104	92
Other consumer loans and leases		33	12	11	13	16
Unallocated		120	112	115	106	110
Total attributed ALLL	$	1,196	1,253	1,272	1,322	1,582
Portfolio loans and leases:
Commercial and industrial loans	$	41,170	41,676	42,131	40,765	39,316
Commercial mortgage loans		6,604	6,899	6,957	7,399	8,066
Commercial construction loans		4,553	3,903	3,214	2,069	1,039
Commercial leases		4,068	3,974	3,854	3,720	3,625
Residential mortgage loans		15,591	15,051	13,716	12,389	12,680
Home equity		7,014	7,695	8,301	8,886	9,246
Automobile loans		9,112	9,983	11,493	12,037	11,984
Credit card		2,299	2,237	2,259	2,401	2,294
Other consumer loans and leases		1,559	680	657	418	364
Total portfolio loans and leases	$	91,970	92,098	92,582	90,084	88,614
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans		1.58%	1.72%	1.55	1.65	1.95
Commercial mortgage loans		0.98	1.19	1.68	1.89	2.63
Commercial construction loans		0.51	0.41	0.75	0.82	2.50
Commercial leases		0.34	0.38	1.22	1.21	1.46
Residential mortgage loans		0.57	0.64	0.73	0.84	1.49
Home equity		0.66	0.75	0.81	0.98	1.02
Automobile loans		0.42	0.42	0.35	0.27	0.19
Credit card		5.09	4.56	4.38	4.33	4.01
Other consumer loans and leases		2.12	1.76	1.67	3.11	4.40
Unallocated (as a percent of portfolio loans and leases)		0.13	0.12	0.12	0.12	0.12
Attributed ALLL as a percent of portfolio loans and leases		1.30%	1.36%	1.37	1.47	1.79

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

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions, as well as from changes in market conditions and management strategies.

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

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in noninterest-bearing demand deposits. The Bancorp, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of noninterest-bearing demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $2.5 billion of growth in noninterest-bearing deposit balances over

24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The noninterest-bearing demand deposit balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 69% at December 31, 2017.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 63: ESTIMATED NII SENSITIVITY PROFILE AND ALCO POLICY LIMITS

	2017				2016

	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits

Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	2.05%	6.34	(4.00)	(6.00)	1.88	6.78	(4.00)	(6.00)
+100 Ramp over 12 months	1.23	3.78	-	-	1.13	4.32	-	-
-75 Ramp over 9 months	(4.97)	(9.44)	(8.00)	(12.00)	-	-	-	-
-75 Ramp over 6 months	-	-	-	-	(5.77)	(10.62)	-	-

At December 31, 2017, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 75 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the Federal Reserve has increased its target range for federal funds, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix described above. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. The changes in the estimated NII sensitivity profile as of December 31, 2017 compared to December 31, 2016 were primarily attributable to changes in the composition of the investment portfolio, including premium and discount positions, and higher outstanding fixed-rate debt balances. These items were partially offset by lower demand deposit balances.

Tables 64 and 65 provide the Bancorp’s estimated NII profile at December 31, 2017 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

80  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2017:

TABLE 64: ESTIMATED NII SENSITIVITY ASSUMING A $1 BILLION CHANGE IN DEMAND DEPOSIT BALANCES

	% Change in NII (FTE)

	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase

Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	1.80%	5.84	2.30	6.84
+100 Ramp over 12 months	1.11	3.54	1.35	4.03
-75 Ramp over 9 months	(5.22)	(9.62)	(4.72)	(9.26)

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the 69% rising rate deposit beta assumptions as of December 31, 2017. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 86% and 52%, respectively, as of December 31, 2017:

TABLE 65: ESTIMATED NII SENSITIVITY WITH DEPOSIT BETA ASSUMPTION CHANGES

	% Change in NII (FTE)

	Betas 25% Higher		Betas 25% Lower

Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months

+200 Ramp over 12 months	(0.87)%	0.50	4.97	12.18
+100 Ramp over 12 months	(0.23)	0.87	2.69	6.70

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 66: ESTIMATED EVE SENSITIVITY PROFILE

	2017			2016

Change in Interest Rates (bps)	Change in EVE		ALCO Policy Limit	Change in EVE	ALCO Policy Limit

+200 Shock	(4.87	) %	(12.00)	(4.96)	(12.00)
+100 Shock	(1.82)		-	(2.00)	-
-100 Shock	(1.57)		-	-	-
-75 Shock	-		-	(0.14)	-

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at December 31, 2017, and slightly negative to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from December 31, 2016 are primarily related to the effects of a flatter yield curve, higher base case loan and deposit values and lower fixed-rate loan balances.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of December 31, 2017:

TABLE 67: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total

Commercial and industrial loans	$22,195	17,858	1,117	41,170
Commercial mortgage loans	2,731	3,365	508	6,604
Commercial construction loans	1,905	2,583	65	4,553
Commercial leases	868	1,972	1,228	4,068

Total commercial loans and leases	27,699	25,778	2,918	56,395

Residential mortgage loans	2,739	6,661	6,191	15,591
Home equity	1,873	3,523	1,618	7,014
Automobile loans	3,977	4,783	352	9,112
Credit card	460	1,839	-	2,299
Other consumer loans	833	697	29	1,559

Total consumer loans	9,882	17,503	8,190	35,575

Total portfolio loans and leases	$37,581	43,281	11,108	91,970

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2017:

TABLE 68: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS OCCURRING AFTER 1 YEAR

		Interest Rate

($ in millions)		Fixed	Floating or Adjustable

Commercial and industrial loans	$	2,416	16,559
Commercial mortgage loans		835	3,038
Commercial construction loans		66	2,582
Commercial leases		3,200	-

Total commercial loans and leases		6,517	22,179

Residential mortgage loans		9,731	3,121
Home equity		443	4,698
Automobile loans		5,096	39
Credit card		444	1,395
Other consumer loans		478	248

Total consumer loans		16,192	9,501

Total portfolio loans and leases	$	22,709	31,680

Residential Mortgage Servicing Rights and Interest Rate Risk

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Consolidated Statements of Income in the period in which the changes occur. Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance.

The fair value of the residential MSR portfolio was $858 million at December 31, 2017 and the net carrying amount of the residential MSR portfolio was $744 million as of December 31, 2016. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

82  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the year ended December 31, 2017 which caused modeled prepayment speeds to increase, leading to fair value adjustments on servicing rights. The fair value of the MSR portfolio decreased $1 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $121 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2017.

Mortgage rates increased during the year ended December 31, 2016 which caused the modeled prepayment speeds to decrease, leading to a recovery of temporary impairment of $7 million on the servicing rights during the year. Previously, servicing rights were deemed temporarily impaired when a borrower’s loan rate was distinctly higher than prevailing rates. Temporary impairment on servicing rights was reversed when the prevailing rates returned to a level commensurate with the borrower’s loan rate.

The Bancorp recognized net gains of $4 million and $24 million, respectively, on its non-qualifying hedging strategy during the years ended December 31, 2017 and 2016. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were $2 million and zero, respectively, during the years end December 31, 2017 and 2016. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign currency denominated loans.

The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2017 and 2016 was $939 million and $827 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

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

The Bancorp’s Treasury department manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Treasury department, and a series of Policy Limits and Key Risk Indicators are established to ensure risks are managed within the Bancorp’s risk tolerance. The Bancorp maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons, asset growth rates and other events. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity. The contingency plan also outlines the Bancorp’s response to various levels of liquidity stress and actions that should be taken during various scenarios.

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

Table 67 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.8 billion of securities in the Bancorp’s available-for-sale and other portfolio at December 31, 2017, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

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

83  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $7.5 billion during the year ended December 31, 2017 compared to $7.4 billion during the year ended December 31, 2016. For further information, refer to Note 11 and Note 12 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for the year ended December 31, 2017 and 82% for the year ended December 31, 2016. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2017, $8.2 billion of debt or other securities were available for issuance under the then-current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On June 15, 2017, the Bancorp issued and sold $700 million of unsecured senior fixed-rate notes.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $16.7 billion was available for issuance as of December 31, 2017. On October 30, 2017, the Bank issued and sold $1.1 billion in aggregate principal amount of unsecured senior bank notes.

At December 31, 2017, the Bancorp has approximately $40.8 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In a securitization transaction that occurred in September of 2017, the Bancorp transferred $1.1 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $747 million of outstanding notes included in long-term debt in the Consolidated Balance Sheets as of December 31, 2017. The bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 11 for additional information.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 129% at December 31, 2017.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 69. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

84  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 69: AGENCY RATINGS

As of February 28, 2018	Moody’s	Standard and Poor’s	Fitch	DBRS

Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	AL
Subordinated debt	Baa1	BBB	BBB+	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A	A
Senior debt	A3	A-	A-	A
Subordinated debt	Baa1	BBB+	BBB+	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Positive

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

The Bancorp also maintains a robust information security program to support the management of cyber security risk within the organization with a focus on prevention, detection and recovery processes. Fifth Third utilizes a wide array of techniques to secure its operations and proprietary information such as Board approved policies and programs, network monitoring and testing, access controls, and dedicated security personnel. Fifth Third has adopted the National Institute of Standards and Technology Cyber Security Framework for the management and deployment of cyber security controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. To ensure resiliency of key Bancorp functions, Fifth Third also employs redundancy protocols that include a robust business continuity function that works to mitigate any potential impacts to Fifth Third customers and its systems.

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

85  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, the Chief Compliance Officer is responsible for establishing and overseeing the Compliance Risk Management program which implements key compliance processes including but not limited to, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy and, in partnership with the Corporate Responsibility and Reputation team, oversees the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments (in coordination with the Regulatory Change Management Committee), regulatory concerns and other leading indicators of compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Committee of the Board of Directors.

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

TABLE 70: PRESCRIBED CAPITAL RATIOS

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

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings.

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 71: CAPITAL RATIOS

($ in millions)	2017	2016	2015	2014	2013

Average total Bancorp shareholders’ equity as a percent of average assets	11.80%	11.67	11.33	11.59	11.56
Tangible equity as a percent of tangible assets(a)	9.90	9.82	9.55	9.41	9.44
Tangible common equity as a percent of tangible assets(a)	8.94	8.87	8.59	8.43	8.63

	Basel III
	Transitional(b)			Basel I(c)
CET1 capital	$12,517	12,426	11,917	-	-
Tier I capital	13,848	13,756	13,260	12,764	12,094
Total regulatory capital	17,887	17,972	17,134	16,895	16,431
Risk-weighted assets	117,997	119,632	121,290	117,878	115,969

Regulatory capital ratios:
CET1 capital	10.61%	10.39	9.82	-	-
Tier I risk-based capital	11.74	11.50	10.93	10.83	10.43
Total risk-based capital	15.16	15.02	14.13	14.33	14.17
Tier I leverage (to quarterly average assets)	10.01	9.90	9.54	9.66	9.73

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets. Under the banking agencies’ Final Rule published in November 2017 pertaining to certain regulatory items for banks subject to the standardized approach, the Bancorp is no longer subject to certain transition provisions and phase-outs beyond 2017.

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

86  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The FRB launched the 2017 stress testing program and CCAR on February 3, 2017, with submissions of stress test results and capital plans to the FRB due on April 5, 2017, which the Bancorp submitted as required. As a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory adverse and supervisory severely adverse scenarios and to provide information related to the types of risk included in its stress testing, a general description of the methodologies used, estimates of certain financial results and pro forma capital ratios, and an explanation of the most significant causes of changes in regulatory capital ratios. On June 22, 2017 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which is available on Fifth Third’s website at www.53.com. With Fifth Third’s designation as a Large and Non-complex Bank, it is no longer subject to the qualitative aspects of the CCAR program.Refer to Note 3 and Note 23 of the Notes to Consolidated Financial Statements for a discussion on the FRB’s review of the capital plan, the FRB’s non-objection to the Bancorp’s proposed capital actions and the Bancorp’s capital actions taken in 2017.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.60 and $0.53 during the years ended December 31, 2017 and 2016, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the years ended December 31, 2017 and 2016. Refer to Note 23 and Note 31 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 72: SHARE REPURCHASES

For the years ended December 31	2017	2016

Shares authorized for repurchase at January 1	81,641,397	30,572,513
Additional authorizations(a)	-	85,702,105
Share repurchases(b)	(58,493,506)	(34,633,221)

Shares authorized for repurchase at December 31	23,147,891	81,641,397

Average price paid per share(b)	$27.00	18.86

(a)

In March 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately $14 million shares remained available for repurchase by the Bancorp.

(b)

Excludes 2,397,589 and 2,430,179 shares repurchased during the years ended December 31, 2017 and 2016, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, noncancelable operating lease obligations, purchase obligations, capital commitments for private equity investments, capital expenditures and capital lease obligations. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information on commitments.

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

87  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2017 are shown in Table 73. As of December 31, 2017, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

TABLE 73: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2017 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total

Contractually obligated payments due by period:
Deposits with no stated maturity(a)	$96,985	-	-	-	96,985
Long-term debt(b)	2,412	5,673	3,852	2,967	14,904
Time deposits(c)	3,266	2,501	401	9	6,177
Short-term borrowings(e)	4,186	-	-	-	4,186
Forward contracts related to residential mortgage loans held for sale(d)	1,284	-	-	-	1,284
Noncancelable operating lease obligations(f)	87	154	108	219	568
Partnership investment commitments(g)	162	128	24	41	355
Pension benefit payments(i)	17	34	34	77	162
Purchase obligations and capital expenditures(h)	85	69	24	3	181
Capital lease obligations	6	11	8	1	26

Total contractually obligated payments due by period	$108,490	8,570	4,451	3,317	124,828

Other commitments by expiration period:
Commitments to extend credit(j)	$27,539	22,893	10,232	7,490	68,154
Letters of credit(k)	1,170	583	416	16	2,185

Total other commitments by expiration period	$28,709	23,476	10,648	7,506	70,339

(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
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

88  Fifth Third Bancorp

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2017. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2017. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2017. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2017. This report appears on page 90 of the annual report.

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

Greg D. Carmichael	Tayfun Tuzun
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2018	February 28, 2018

89  Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2017, of the Bancorp and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bancorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cincinnati, Ohio

February 28, 2018

90  Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on the Bancorp’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bancorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Cincinnati, Ohio

February 28, 2018

We have served as the Bancorp’s auditor since 1970.

91  Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2017	2016
Assets
Cash and due from banks(a)	$2,514	2,392
Available-for-sale and other securities(b)	31,820	31,183
Held-to-maturity securities(c)	24	26
Trading securities	862	410
Other short-term investments(a)	2,753	2,754
Loans and leases held for sale(d)	492	751
Portfolio loans and leases(a)(e)	91,970	92,098
Allowance for loan and lease losses(a)	(1,196)	(1,253)
Portfolio loans and leases, net	90,774	90,845
Bank premises and equipment(f)	2,003	2,065
Operating lease equipment	646	738
Goodwill	2,445	2,416
Intangible assets	27	9
Servicing rights(g)	858	744
Other assets(a)	6,975	7,844
Total Assets	$142,193	142,177
Liabilities
Deposits:
Noninterest-bearing deposits	$35,276	35,782
Interest-bearing deposits	67,886	68,039
Total deposits	103,162	103,821
Federal funds purchased	174	132
Other short-term borrowings	4,012	3,535
Accrued taxes, interest and expenses	1,412	1,800
Other liabilities(a)	2,144	2,269
Long-term debt(a)	14,904	14,388
Total Liabilities	$125,808	125,945
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,790	2,756
Retained earnings	15,122	13,441
Accumulated other comprehensive income	73	59
Treasury stock(h)	(5,002)	(3,433)
Total Bancorp shareholders’ equity	$16,365	16,205
Noncontrolling interests	20	27
Total Equity	16,385	16,232
Total Liabilities and Equity	$142,193	142,177
(a)

Includes $0 and $85 of cash and due from banks, $62 and $0 of other short-term investments, $1,297 and $1,216 of portfolio loans and leases, $(6) and $(26) of ALLL, $7 and $9 of other assets, $2 and $3 of other liabilities and $1,190 and $1,094 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2017 and 2016, respectively. For further information, refer to Note 11.

(b)	Amortized cost of $31,644 and $31,024 at December 31, 2017 and 2016, respectively.
(c)	Fair value of $24 and $26 at December 31, 2017 and 2016, respectively.
(d)	Includes $399 and $686 of residential mortgage loans held for sale measured at fair value at December 31, 2017 and 2016, respectively.
(e)	Includes $137 and $143 of residential mortgage loans measured at fair value at December 31, 2017 and 2016, respectively.
(f)	Includes $27 and $39 of bank premises and equipment held for sale at December 31, 2017 and 2016, respectively. For further information refer to Note 7.
(g)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and were measured under the amortization method at December 31, 2016. For further information refer to Note 12.

(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2017 – 693,804,893 (excludes 230,087,688 treasury shares), 2016 – 750,479,299 (excludes 173,413,282 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2017 and 2016; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at December 31, 2017 and 2016; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized shares, issued and outstanding at December 31, 2017 and 2016; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at December 31, 2017 and 2016.

Refer to the Notes to Consolidated Financial Statements.

92  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2017	2016	2015

Interest Income
Interest and fees on loans and leases	$3,478	3,233	3,151
Interest on securities	996	952	869
Interest on other short-term investments	15	8	8

Total interest income	4,489	4,193	4,028
Interest Expense
Interest on deposits	277	205	186
Interest on federal funds purchased	6	2	1
Interest on other short-term borrowings	30	10	2
Interest on long-term debt	378	361	306

Total interest expense	691	578	495

Net Interest Income	3,798	3,615	3,533
Provision for loan and lease losses	261	343	396

Net Interest Income After Provision for Loan and Lease Losses	3,537	3,272	3,137
Noninterest Income
Service charges on deposits	554	558	563
Wealth and asset management revenue	419	404	418
Corporate banking revenue	353	432	384
Card and processing revenue	313	319	302
Mortgage banking net revenue	224	285	348
Other noninterest income	1,357	688	979
Securities gains, net	2	10	9
Securities gains, net - non-qualifying hedges on mortgage servicing rights	2	-	-

Total noninterest income	3,224	2,696	3,003
Noninterest Expense
Salaries, wages and incentives	1,633	1,612	1,525
Employee benefits	356	339	323
Net occupancy expense	295	299	321
Technology and communications	245	234	224
Card and processing expense	129	132	153
Equipment expense	117	118	124
Other noninterest expense	1,215	1,169	1,105

Total noninterest expense	3,990	3,903	3,775

Income Before Income Taxes	2,771	2,065	2,365
Applicable income tax expense	577	505	659

Net Income	2,194	1,560	1,706
Less: Net income attributable to noncontrolling interests	-	(4)	(6)

Net Income Attributable to Bancorp	2,194	1,564	1,712
Dividends on preferred stock	75	75	75

Net Income Available to Common Shareholders	$2,119	1,489	1,637

Earnings per share - basic	$2.88	1.95	2.03
Earnings per share - diluted	$2.83	1.93	2.01

Average common shares outstanding - basic	728,289,200	757,432,291	798,628,173
Average common shares outstanding - diluted	740,691,433	764,495,353	807,658,669
Cash dividends declared per common share	$0.60	0.53	0.52

Refer to the Notes to Consolidated Financial Statements.

93  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2017	2016	2015

Net Income	$2,194	1,560	1,706
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the year	21	(130)	(227)
Reclassification adjustment for net losses (gains) included in net income	4	(7)	(10)
Unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during the year	(7)	19	48
Reclassification adjustment for net gains included in net income	(12)	(31)	(49)
Defined benefit pension plans, net:
Net actuarial gain (loss) arising during the year	1	(1)	(5)
Reclassification of amounts to net periodic benefit costs	7	12	11

Other comprehensive income (loss), net of tax	14	(138)	(232)

Comprehensive Income	2,208	1,422	1,474
Less: Comprehensive income attributable to noncontrolling interests	-	(4)	(6)

Comprehensive Income Attributable to Bancorp	$2,208	1,426	1,480

Refer to the Notes to Consolidated Financial Statements.

94  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity

Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				1,712			1,712	(6)	1,706
Other comprehensive loss, net of tax					(232)		(232)		(232)
Cash dividends declared:
Common stock at $0.52 per share				(417)			(417)		(417)
Preferred stock(a)				(75)			(75)		(75)
Shares acquired for treasury			(3)			(847)	(850)		(850)
Impact of stock transactions under stock compensation plans, net			23			52	75		75
Other				(3)		3	-	(2)	(2)

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				1,564			1,564	(4)	1,560
Other comprehensive loss, net of tax					(138)		(138)		(138)
Cash dividends declared:
Common stock at $0.53 per share				(405)			(405)		(405)
Preferred stock(a)				(75)			(75)		(75)
Shares acquired for treasury			7			(668)	(661)		(661)
Impact of stock transactions under stock compensation plans, net			83	1		(4)	80		80
Other				(2)		3	1		1

Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				2,194			2,194		2,194
Other comprehensive income, net of tax					14		14		14
Cash dividends declared:
Common stock at $0.60 per share				(436)			(436)		(436)
Preferred stock(a)				(75)			(75)		(75)
Shares acquired for treasury			(17)			(1,588)	(1,605)		(1,605)
Impact of stock transactions under stock compensation plans, net			51			16	67		67
Other				(2)		3	1	(7)	(6)

Balance at December 31, 2017	$2,051	1,331	2,790	15,122	73	(5,002)	16,365	20	16,385

(a)

For the years ended December 31, 2017, 2016 and 2015, dividends were $1,275.00 per preferred share for Perpetual Preferred Stock, Series H, $1,656.24 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

Refer to the Notes to Consolidated Financial Statements.

95  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2017	2016	2015

Operating Activities
Net income	$2,194	1,560	1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	261	343	396
Depreciation, amortization and accretion	341	453	441
Stock-based compensation expense	118	111	100
Benefit from deferred income taxes	(251)	(148)	(71)
Securities gains, net	(3)	(7)	(5)
Securities gains, net-non-qualifying hedges on mortgage servicing rights	(2)	-	-
MSR fair value adjustment	122	-	-
Recovery of MSR impairment	-	(7)	(4)
Net gains on sales of loans and fair value adjustments on loans held for sale	(108)	(101)	(98)
Net losses on disposition and impairment of bank premises and equipment	-	13	101
Gains on sales of certain retail branch operations	-	(19)	-
Net losses on disposition and impairment of operating lease equipment	39	9	33
Gain on sale of Vantiv, Inc. shares	(1,037)	-	(331)
Gain on the TRA associated with Vantiv, Inc.	(44)	(197)	(31)
Proceeds from sales of loans held for sale	6,453	6,895	5,102
Loans originated or purchased for sale, net of repayments	(6,054)	(7,014)	(5,142)
Dividends representing return on equity method investments	46	28	25
Net change in:
Trading securities	(442)	(23)	(34)
Other assets	(23)	351	94
Accrued taxes, interest and expenses	(138)	(157)	327
Other liabilities	22	24	(191)

Net Cash Provided by Operating Activities	1,494	2,114	2,418

Investing Activities
Proceeds from sales:
Available-for-sale and other securities	12,637	18,280	16,828
Loans	164	360	741
Bank premises and equipment	40	82	37
Proceeds from repayments / maturities:
Available-for-sale and other securities	2,331	3,776	2,865
Held-to-maturity securities	3	44	117
Purchases:
Available-for-sale and other securities	(15,295)	(24,636)	(26,733)
Bank premises and equipment	(200)	(186)	(164)
MSRs	(109)	-	-
Proceeds from sales and dividends representing return of equity method investments	1,363	64	458
Net cash paid on sales of certain retail branch operations	-	(219)	-
Net cash paid on acquisitions	(44)	-	-
Net change in:
Other short-term investments	1	(83)	5,243
Loans and leases	(446)	(243)	(3,238)
Operating lease equipment	(31)	(126)	(85)

Net Cash Provided by (Used in) Investing Activities	414	(2,887)	(3,931)

Financing Activities
Net change in:
Deposits	(659)	1,146	1,493
Federal funds purchased	42	(19)	7
Other short-term borrowings	477	2,028	(49)
Dividends paid on common stock	(430)	(402)	(422)
Dividends paid on preferred stock	(75)	(52)	(75)
Proceeds from issuance of long-term debt	2,490	3,735	3,091
Repayment of long-term debt	(1,969)	(5,119)	(2,205)
Repurchases of treasury stock and related forward contracts	(1,605)	(661)	(850)
Other	(57)	(31)	(28)

Net Cash (Used in) Provided by Financing Activities	(1,786)	625	962

Increase (Decrease) in Cash and Due from Banks	122	(148)	(551)
Cash and Due from Banks at Beginning of Period	2,392	2,540	3,091

Cash and Due from Banks at End of Period	$2,514	2,392	2,540

Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

96  Fifth Third Bancorp

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

97  Fifth Third Bancorp

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

Nonaccrual loans and leases

When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees or costs are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well-secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the restructured terms. Well-secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from the sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

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

98  Fifth Third Bancorp

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

Loans and Leases Held for Sale

Loans and leases held for sale primarily represent conforming fixed-rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and jumbo residential mortgage loans, commercial loans, other residential mortgage loans and other consumer loans that management has the intent to sell. Loans and leases held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure certain groups of loans held for sale under the fair value option, including certain residential mortgage loans originated as held for sale and certain purchased commercial loans designated as held for sale at acquisition. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

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

Loans and leases held for sale are placed on nonaccrual status consistent with the Bancorp’s nonaccrual policy for portfolio loans and leases.

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

99  Fifth Third Bancorp

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

Loan Sales and Securitizations

The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the Consolidated Balance Sheet and a net gain or loss is recognized in the Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. Refer to Note 11 for further information on consolidated and non-consolidated VIEs.

The Bancorp’s loan sales and securitizations are generally structured with servicing retained, which often results in the recording of servicing rights. The Bancorp may also purchase servicing rights. Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all existing classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Consolidated Statements of Income in the period in which the changes occur. The election of the fair value method did not require a cumulative effect adjustment to retained earnings as there was no difference between the carrying value of the servicing rights, net of valuation allowance, and the fair value.

Servicing rights are valued using internal OAS models. Key economic assumptions used in estimating the fair value of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of the key assumptions utilized in the internal OAS model.

Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were tested for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance.

100  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization and provisions for impairment of servicing rights were recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

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

101  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the exercise of dilutive stock-based awards and the dilutive effect of the settlement of outstanding forward contracts.

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

102  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Bancorp employs various valuation approaches to measure fair value including the market, income and cost approaches. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

103  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in other noninterest income in the Consolidated Statements of Income.

Intangible assets consist of core deposit intangibles, customer lists, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The Bancorp reviews intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

Standards Adopted in 2017

The Bancorp adopted the following new accounting standards effective January 1, 2017:

ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05 which clarifies that a change in counterparty in a derivative contract does not, in and of itself, represent a change in critical terms that would require discontinuation of hedge accounting provided that other hedge accounting criteria continue to be met. The Bancorp adopted the amended guidance prospectively on January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016-06 which clarifies the requirements for determining when contingent put and call options embedded in debt instruments should be bifurcated from the debt instrument and accounted for separately as derivatives. A four-step decision sequence should be followed in determining whether such options are clearly and closely related to the economic characteristics and risks of the debt instrument, which determines whether bifurcation is necessary. The Bancorp adopted the amended guidance on January 1, 2017 on a modified retrospective basis and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-07 – Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07 to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, eliminating the requirement to retrospectively apply the equity method of accounting back to the date of the initial investment. The Bancorp adopted the amended guidance prospectively on January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-17 – Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control

In October 2016, the FASB issued ASU 2016-17 which changes the accounting for the consolidation of VIEs in certain situations involving entities under common control. Specifically, the amendments change how the indirect interests held through related parties that are under common control should be included in a reporting entity’s evaluation of whether it is a primary beneficiary of a VIE. Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a VIE on a proportionate basis. The Bancorp adopted the amended guidance retrospectively on January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2017:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and the effective date and transition requirements are consistent with those in the original ASU. The Bancorp adopted the amended guidance on January 1, 2018, using a modified retrospective approach. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the adoption of this amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements. However, effective with the filing of the Bancorp’s first quarter of 2018 Form 10-Q, the Bancorp will be subject to expanded disclosure requirements and after adoption has updated its revenue recognition policies and procedures. While the Bancorp has concluded the following changes are not material to its Consolidated Financial Statements, upon adoption the Bancorp changed its presentation of certain underwriting expenses incurred by its broker-dealer subsidiary from net to gross presentation and also changed its presentation of certain credit card rewards program expenses from gross to net presentation. These changes will be reflected in the Bancorp’s first quarter of 2018 Form 10-Q and neither change had an impact on income before income taxes or net income.

104  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in OCI the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The Bancorp adopted the amended guidance on January 1, 2018. The adoption did not have a material impact on the Consolidated Financial Statements. However, for certain equity securities without a readily determinable fair value that are not accounted for using the equity method, the Bancorp has elected to use the permitted measurement alternative, which is to adjust the cost basis of the investment upon either the occurrence of an observable price change or the identification of an impairment. For these securities, the amended guidance was applied prospectively to investments that existed on or after January 1, 2018.

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. In January 2018, the FASB proposed additional amendments to the new guidance which, among other things, include an option to recognize a cumulative effect adjustment to retained earnings in the period of adoption instead of applying the guidance to prior comparative periods, but these additional amendments are not yet final. The Bancorp will adopt the amended guidance on the required effective date of January 1, 2019, and expects to elect the transition relief provisions. From a lessee perspective, the Bancorp is currently finalizing its inventory of all leases, accumulating the lease data necessary to apply the amended guidance, and evaluating the business process and technology requirements which will be necessary after adoption. The Bancorp is continuing to evaluate the impact of the amended guidance on its Consolidated Financial Statements, but the effects of recognizing most operating leases on the Consolidated Balance Sheets are expected to be material. The Bancorp expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption, but does not expect a material impact to expense recognition. From a lessor perspective, given the limited changes, the Bancorp does not expect adoption of the amended guidance to have a material impact, based on its preliminary analysis. However, the Bancorp is continuing to evaluate the impact of the amended guidance, particularly related to the deferral of costs incurred in originating leases. The Bancorp also expects to record a cumulative-effect adjustment to retained earnings upon adoption to recognize any remaining deferred gains on sale-leaseback transactions that occurred prior to the date of initial application. The Bancorp had approximately $11 million of such deferred gains recorded as of December 31, 2017. These expectations may change as the implementation process continues.

ASU 2016-04 – Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, the FASB issued ASU 2016-04 which permits proportional derecognition of the liability for unused funds on certain prepaid stored-value products (known as breakage) to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The amendments do not apply to any prepaid stored-value products that are attached to a segregated customer deposit account, or products for which unused funds are subject to unclaimed property remittance laws. The Bancorp adopted the amended guidance on January 1, 2018 using a modified retrospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance-sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists.

105  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for the Bancorp on January 1, 2020. Early adoption is permitted as soon as January 1, 2019, but the Bancorp currently expects to adopt on the mandatory effective date. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. While the Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Bancorp’s loan and lease portfolio at the time of adoption.

ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 to clarify the classification of certain cash receipts and payments within an entity’s statement of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The Bancorp adopted the amended guidance retrospectively on January 1, 2018 and will apply the requirements of this amended guidance in its first quarter of 2018 Form 10-Q. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Bancorp adopted the amended guidance on January 1, 2018, using a modified retrospective approach and will apply the requirements of this amended guidance in its first quarter of 2018 Form 10-Q. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amended guidance provides a screen which states that when substantially all of the fair value of assets acquired (or disposed) is concentrated in a single asset or group of similar assets, then the set of assets and activities would not be considered a business. The Bancorp adopted the amended guidance prospectively on January 1, 2018 and will apply this amended guidance to future transactions to determine if they should be accounted for as acquisitions (or disposals) of assets or businesses.

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

ASU 2017-05 – Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 which clarifies the scope of Subtopic 610-20 and defines the term “in substance nonfinancial asset.” The amendments require that an entity should initially identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendments provide specific guidance on accounting for partial sales of nonfinancial assets, which require an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when it 1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset and 2) transfers control of the asset. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. The Bancorp adopted the amended guidance on January 1, 2018, using a modified retrospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08 which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bancorp shall provide a disclosure regarding the change in accounting principle. The Bancorp plans to adopt the amended guidance on its required effective date of January 1, 2019 and is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements. However, the Bancorp does not currently expect the impact of adoption to be material.

106  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 which provides guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting in Topic 718. The amendments specify that an entity should account for the effects of such changes as a modification unless the fair value, vesting conditions and classification (as an equity or liability) of the awards are all unaffected by the change. The Bancorp adopted the amended guidance prospectively on January 1, 2018. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which makes several amendments to existing guidance for hedge accounting. The amendments are intended to simplify the application of hedge accounting guidance in current U.S. GAAP, improve the alignment of financial reporting with an entity’s risk management strategies and allow more financial and nonfinancial hedging strategies to be eligible for hedge accounting. Among other things, the amendments 1) permit hedge accounting for risk components in certain hedging relationships including nonfinancial risk and interest rate risk, 2) provide new alternatives for designating and measuring fair value changes in the hedged item for fair value hedges of interest rate risk, 3) modify the recognition and presentation requirements for the effects of hedging instruments, 4) allow entities to exclude certain components from the assessment of hedge effectiveness and 5) ease the application of current guidance related to the assessment of hedge effectiveness. There are also additional modifications to disclosure requirements. As permitted, the Bancorp elected to early adopt the amended guidance on January 1, 2018. The amended presentation and disclosure guidance was applied prospectively while the elimination of separate measurement of ineffectiveness for cash flow hedges was applied on a modified retrospective basis by recording a cumulative-effect adjustment to retained earnings, the amount of which was not material.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2017	2016	2015

Cash Payments:
Interest	$699	578	475
Income taxes	1,035	800	400

Transfers:
Portfolio loans to loans held for sale	255	238	487
Loans held for sale to portfolio loans	29	28	288
Portfolio loans to OREO	34	49	105

3. RESTRICTIONS ON CASH, DIVIDENDS AND OTHER CAPITAL ACTIONS

Reserve Requirement

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities when total reservable deposit liabilities are greater than the regulatory exemption, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. At December 31, 2017 and 2016, the Bancorp’s banking subsidiary reserve requirement was $1.5 billion and $1.6 billion, respectively. Additionally, the Bancorp’s banking subsidiary average reserve requirement was $1.4 billion and $1.6 billion in 2017 and 2016, respectively.

Restrictions on Cash Dividends

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $2.3 billion and $1.9 billion in dividends during the years ended December 31, 2017 and 2016, respectively. The Bancorp’s nonbank-subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

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

107  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp recognized a gain on sale of Vantiv, Inc. shares of $1.0 billion during the year ended December 31, 2017 and also entered into accelerated share repurchase transactions during the years ended December 31, 2017 and 2016. For more information related to these transactions, refer to Note 19 and Note 23. In the third quarter of 2017, the Bancorp increased the quarterly common stock dividend to $0.16.

108  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of December 31:

		2017				2016
($ in millions)		Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$	98	-	-	98	547	2	-	549
Obligations of states and political subdivisions securities		43	1	-	44	44	1	-	45
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)		15,281	118	(80)	15,319	15,525	178	(95)	15,608
Agency commercial mortgage-backed securities		10,113	92	(38)	10,167	9,029	87	(61)	9,055
Non-agency commercial mortgage-backed securities		3,247	51	(5)	3,293	3,076	51	(15)	3,112
Asset-backed securities and other debt securities		2,183	46	(11)	2,218	2,106	28	(18)	2,116
Equity securities(b)		679	4	(2)	681	697	3	(2)	698

Total available-for-sale and other securities	$	31,644	312	(136)	31,820	31,024	350	(191)	31,183

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$	22	-	-	22	24	-	-	24
Asset-backed securities and other debt securities		2	-	-	2	2	-	-	2

Total held-to-maturity securities	$	24	-	-	24	26	-	-	26

(a)

Includes interest-only mortgage-backed securities of $34 and $60 as of December 31, 2017 and 2016, respectively, recorded at fair value with fair value changes recorded in securities gains, net, in the Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362, and $2, respectively, at December 31, 2017 and $248, $358 and $1, respectively, at December 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

Trading securities were $862 million as of December 31, 2017 compared to $410 million at December 31, 2016. The following table presents net realized gains and losses that were recognized in income from available-for-sale and other securities as well as total gains and losses that were recognized in income from trading securities for the years ended December 31:

($ in millions)	2017	2016	2015

Available-for-sale and other securities:
Realized gains	$85	72	97
Realized losses	(34)	(45)	(76)
OTTI	(54)	(16)	(5)

Net realized (losses) gains on available-for-sale and other securities(a)	$(3)	11	16

Total trading securities gains (losses)(b)	$10	-	(7)

Total gains and losses recognized in income from available-for-sale and other securities and trading securities	$7	11	9

(a)	Excludes net losses on interest-only mortgage-backed securities of $2, $4 and $4 for the years ended December 31, 2017, 2016 and 2015, respectively.
(b)

Includes a net gain of $1 and net losses of $3 and $4 for the years ended December 31, 2017, 2016 and 2015, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

The following table provides a summary of OTTI by security type:

($ in millions)	2017	2016	2015

Available-for-sale and other debt securities	$(54)	(15)	(5)
Available-for-sale equity securities	-	(1)	-

Total OTTI(a)	$(54)	(16)	(5)

(a)	Included in securities gains, net, in the Consolidated Statements of Income.

At December 31, 2017 and 2016, securities with a fair value of $7.8 billion and $10.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

109  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of December 31, 2017 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:(a)
Less than 1 year	$140	141	5	5
1-5 years	9,695	9,707	13	13
5-10 years	17,592	17,734	4	4
Over 10 years	3,538	3,557	2	2
Equity securities	679	681	-	-

Total	$31,644	31,820	24	24

(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2017
U.S. Treasury and federal agencies securities	$98	-	-	-	98	-
Agency residential mortgage-backed securities	7,337	(59)	479	(21)	7,816	(80)
Agency commercial mortgage-backed securities	2,900	(22)	526	(16)	3,426	(38)
Non-agency commercial mortgage-backed securities	449	(2)	145	(3)	594	(5)
Asset-backed securities and other debt securities	317	(2)	386	(9)	703	(11)
Equity securities	-	-	37	(2)	37	(2)

Total	$11,101	(85)	1,573	(51)	12,674	(136)

2016
U.S. Treasury and federal agencies securities	199	-	-	-	199	-
Agency residential mortgage-backed securities	$6,223	(88)	172	(7)	6,395	(95)
Agency commercial mortgage-backed securities	3,183	(61)	-	-	3,183	(61)
Non-agency commercial mortgage-backed securities	1,052	(15)	-	-	1,052	(15)
Asset-backed securities and other debt securities	422	(8)	336	(10)	758	(18)
Equity securities	-	-	37	(2)	37	(2)

Total	$11,079	(172)	545	(19)	11,624	(191)

At December 31, 2017 and 2016, an immaterial amount of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities.

110  Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2017	2016

Loans and leases held for sale:
Commercial and industrial loans	$-	60
Commercial mortgage loans	6	5
Residential mortgage loans	486	686

Total loans and leases held for sale	$492	751

Portfolio loans and leases:
Commercial and industrial loans	$41,170	41,676
Commercial mortgage loans	6,604	6,899
Commercial construction loans	4,553	3,903
Commercial leases	4,068	3,974

Total commercial loans and leases	56,395	56,452

Residential mortgage loans	15,591	15,051
Home equity	7,014	7,695
Automobile loans	9,112	9,983
Credit card	2,299	2,237
Other consumer loans	1,559	680

Total consumer loans	35,575	35,646

Total portfolio loans and leases	$91,970	92,098

Total portfolio loans and leases are recorded net of unearned income, which totaled $523 million as of December 31, 2017 and $503 million as of December 31, 2016. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $282 million and $240 million as of December 31, 2017 and 2016, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.0 billion and $13.1 billion at December 31, 2017 and 2016, respectively, pledged at the FHLB, and loans of $39.8 billion and $40.0 billion at December 31, 2017 and 2016, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing		Net Charge-Offs (Recoveries)

($ in millions)	2017	2016	2017	2016	2017	2016

Commercial and industrial loans	$41,170	41,736	3	4	111	172
Commercial mortgage loans	6,610	6,904	-	-	12	15
Commercial construction loans	4,553	3,903	-	-	-	(1)
Commercial leases	4,068	3,974	-	-	2	4
Residential mortgage loans	16,077	15,737	57	49	7	10
Home equity	7,014	7,695	-	-	19	27
Automobile loans	9,112	9,983	10	9	37	35
Credit card	2,299	2,237	27	22	84	80
Other consumer loans	1,559	680	-	-	26	20

Total loans and leases	$92,462	92,849	97	84	298	362

Less: Loans and leases held for sale	$492	751

Total portfolio loans and leases	$91,970	92,098

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $3.4 billion and $3.3 billion of direct financing leases, net of unearned income, at December 31, 2017 and 2016, respectively, and $674 million and $701 million of leveraged leases, net of unearned income, at December 31, 2017 and 2016, respectively.

Pre-tax loss from leveraged leases was $11 million during the year ended December 31, 2017, which included a remeasurement of $27 million related to the tax treatment of leveraged leases resulting from the impact of the TCJA during the fourth quarter of 2017.

111  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluding the impact of the remeasurement, pre-tax income from leveraged leases was $16 million during the year ended December 31, 2017. Pre-tax income from leveraged leases was $38 million and included $16 million of gains on early terminations during the year ended December 31, 2016. The tax effect of this income was an expense of $6 million and a benefit of $10 million during the years ended December 31, 2017 and 2016, respectively.

The following table provides the components of the commercial lease financing portfolio as of December 31:

($ in millions)	2017	2016

Rentals receivable, net of principal and interest on nonrecourse debt	$3,684	3,551
Estimated residual value of leased assets	885	903
Initial direct cost, net of amortization	22	23

Gross investment in lease financing	4,591	4,477
Unearned income	(523)	(503)

Net investment in commercial lease financing(a)	$4,068	3,974

(a)	The accumulated allowance for uncollectible minimum lease payments was $14 and $15 at December 31, 2017 and 2016, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $4 million and $1 million of residual value write-downs related to commercial leases for the years ended December 31, 2017 and 2016, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2017, the minimum future lease payments receivable for each of the years 2018 through 2022 was $865 million, $814 million, $625 million, $463 million and $414 million, respectively.

112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

		Residential
2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(154)	(15)	(212)	-	(381)
Recoveries of losses previously charged-off	29	8	46	-	83
Provision for loan and lease losses	66	-	186	9	261
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)

Balance, end of period	$753	89	234	120	1,196

(a) Refer to Note 11 for further discussion on the deconsolidation of a VIE.

		Residential
2016 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(232)	(19)	(205)	-	(456)
Recoveries of losses previously charged-off	42	9	43	-	94
Provision for loan and lease losses	181	6	159	(3)	343

Balance, end of period	$831	96	214	112	1,253

		Residential
2015 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(298)	(28)	(216)	-	(542)
Recoveries of losses previously charged-off	37	11	48	-	96
Provision for loan and lease losses	226	13	148	9	396

Balance, end of period	$840	100	217	115	1,272

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of December 31, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$94	64	42	-	200
Collectively evaluated for impairment	659	25	192	-	876
Unallocated	-	-	-	120	120

Total ALLL	$753	89	234	120	1,196

Portfolio loans and leases:(b)
Individually evaluated for impairment	$560	665	320	-	1,545
Collectively evaluated for impairment	55,835	14,787	19,664	-	90,286
Loans acquired with deteriorated credit quality	-	2	-	-	2

Total portfolio loans and leases	$56,395	15,454	19,984	-	91,833

(a)	Includes $1 related to leveraged leases at December 31, 2017.
(b)	Excludes $137 of residential mortgage loans measured at fair value, and includes $674 of leveraged leases, net of unearned income, at December 31, 2017.

113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$118	(c)	68	44	-	230
Collectively evaluated for impairment	713		28	170	-	911
Unallocated	-		-	-	112	112
Total ALLL	$831		96	214	112	1,253
Portfolio loans and leases:(b)
Individually evaluated for impairment	$904	(c)	652	371	-	1,927
Collectively evaluated for impairment	55,548		14,253	20,224	-	90,025
Loans acquired with deteriorated credit quality	-		3	-	-	3
Total portfolio loans and leases	$56,452		14,908	20,595	-	91,955
(a)	Includes $2 related to leveraged leases at December 31, 2016.
(b)	Excludes $143 of residential mortgage loans measured at fair value, and includes $701 of leveraged leases, net of unearned income at December 31, 2016.
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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,813	1,115	1,235	7	41,170
Commercial mortgage owner-occupied loans	3,207	75	80	-	3,362
Commercial mortgage nonowner-occupied loans	3,117	28	97	-	3,242
Commercial construction loans	4,553	-	-	-	4,553
Commercial leases	3,922	72	74	-	4,068
Total commercial loans and leases	$53,612	1,290	1,486	7	56,395

As of December 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,844	1,204	1,604	24	41,676
Commercial mortgage owner-occupied loans	3,168	72	117	3	3,360
Commercial mortgage nonowner-occupied loans	3,466	4	69	-	3,539
Commercial construction loans	3,902	1	-	-	3,903
Commercial leases	3,894	54	26	-	3,974
Total commercial loans and leases	$53,274	1,335	1,816	27	56,452

114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

	2017		2016
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,424	30	14,874	34
Home equity	6,940	74	7,622	73
Automobile loans	9,111	1	9,981	2
Credit card	2,273	26	2,209	28
Other consumer loans	1,559	-	680	-
Total residential mortgage and consumer loans(a)	$35,307	131	35,366	137
(a)	Excludes $137 and $143 of residential mortgage loans measured at fair value at December 31, 2017 and 2016, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2017 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,027	42	101	143	41,170	3
Commercial mortgage owner-occupied loans	3,351	3	8	11	3,362	-
Commercial mortgage nonowner-occupied loans	3,235	-	7	7	3,242	-
Commercial construction loans	4,552	1	-	1	4,553	-
Commercial leases	4,065	3	-	3	4,068	-
Residential mortgage loans(a)	15,301	66	87	153	15,454	57
Consumer loans:
Home equity	6,888	70	56	126	7,014	-
Automobile loans	8,992	107	13	120	9,112	10
Credit card	2,230	36	33	69	2,299	27
Other consumer loans	1,554	5	-	5	1,559	-
Total portfolio loans and leases(a)	$91,195	333	305	638	91,833	97
(a)	Excludes $137 of residential mortgage loans measured at fair value at December 31, 2017.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2017, $95 of these loans were 30-89 days past due and $290 were 90 days or more past due. The Bancorp recognized $5 of losses during the year ended December 31, 2017 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

115  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2016 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,495	87	94	181	41,676	4
Commercial mortgage owner-occupied loans	3,332	6	22	28	3,360	-
Commercial mortgage nonowner-occupied loans	3,530	2	7	9	3,539	-
Commercial construction loans	3,902	1	-	1	3,903	-
Commercial leases	3,972	-	2	2	3,974	-
Residential mortgage loans(a)	14,790	37	81	118	14,908	49
Consumer loans:
Home equity	7,570	68	57	125	7,695	-
Automobile loans	9,886	85	12	97	9,983	9
Credit card	2,183	28	26	54	2,237	22
Other consumer loans	679	1	-	1	680	-
Total portfolio loans and leases(a)	$91,339	315	301	616	91,955	84
(a)	Excludes $143 of residential mortgage loans measured at fair value at December 31, 2016.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2017 ($ in millions)		Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$	433	358		87
Commercial mortgage owner-occupied loans		16	14		7
Commercial mortgage nonowner-occupied loans		4	3		-
Commercial leases		4	4		-
Restructured residential mortgage loans		469	465		64
Restructured consumer loans:
Home equity		172	172		27
Automobile loans		8	7		1
Credit card		52	45		14
Total impaired portfolio loans and leases with a related ALLL	$	1,158	1,068		200
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$	151	131		-
Commercial mortgage owner-occupied loans		18	15		-
Commercial mortgage nonowner-occupied loans		35	35		-
Restructured residential mortgage loans		218	200		-
Restructured consumer loans:
Home equity		97	94		-
Automobile loans		2	2		-
Total impaired portfolio loans with no related ALLL	$	521	477		-
Total impaired portfolio loans and leases	$	1,679	1,545	(a)	200
(a)

Includes $249, $652 and $275, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $150, $13 and $45, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2017.

116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the years ended December 31:

	2017		2016		2015

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans and leases:
Commercial and industrial loans	$579	10	691	10	663	21
Commercial mortgage owner-occupied loans(a)	35	-	63	1	92	2
Commercial mortgage nonowner-occupied loans	61	1	139	5	224	7
Commercial construction loans	-	-	3	-	41	1
Commercial leases	3	-	5	-	5	-
Restructured residential mortgage loans	657	25	647	25	586	23
Restructured consumer loans:
Home equity	281	12	325	12	361	13
Automobile loans	11	-	17	-	22	1
Credit card	50	4	56	5	68	6

Total average impaired portfolio loans and leases	$1,677	52	1,946	58	2,062	74

(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $13, $26 and $27 for the years ended December 31, 2017, 2016, and 2015, respectively. An immaterial amount of interest income was recognized during the years ended December 31, 2017, 2016, and 2015. Refer to Note 11 for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

117  Fifth Third Bancorp

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

($ in millions)	2017	2016

Commercial loans and leases:
Commercial and industrial loans	$276	478
Commercial mortgage owner-occupied loans(c)	19	32
Commercial mortgage nonowner-occupied loans	7	9
Commercial leases	4	4

Total nonaccrual portfolio commercial loans and leases	306	523

Residential mortgage loans	30	34
Consumer loans:
Home equity	74	73
Automobile loans	1	2
Credit card	26	28

Total nonaccrual portfolio consumer loans	101	103

Total nonaccrual portfolio loans and leases(a)(b)	$437	660

OREO and other repossessed property	52	78

Total nonperforming portfolio assets(a)(b)	$489	738

(a)	Excludes $6 and $13 of nonaccrual loans and leases held for sale at December 31, 2017 and 2016, respectively.
(b)

Includes $3 and $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2017 and 2016, respectively, of which $3 and $1 are restructured nonaccrual government insured commercial loans at December 31, 2017 and 2016, respectively.

(c)

Excludes $19 of restructured nonaccrual loans at December 31, 2016 associated with a consolidated VIE in which the Bancorp had no continuing credit risk due the risk being assumed by a third party. Refer to Note 11 for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $235 million and $260 million as of December 31, 2017 and 2016, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $53 million and $78 million, respectively, as of December 31, 2017 compared with $82 million and $57 million, respectively, as of December 31, 2016.

118  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the years ended December 31:

2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	75	$ 237	(5)	6
Commercial mortgage owner-occupied loans	9	8	5	-
Commercial mortgage nonowner-occupied loans	4	-	-	-
Commercial leases	1	4	-	-
Residential mortgage loans	830	116	5	-
Consumer loans:
Home equity	150	10	-	-
Automobile loans	102	-	-	-
Credit card	8,085	38	8	1

Total portfolio loans and leases	9,256	$ 413	13	7

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2016 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	74	$ 183	14	-
Commercial mortgage owner-occupied loans	12	11	-	-
Commercial mortgage nonowner-occupied loans	4	5	2	-
Commercial leases	5	16	-	-
Residential mortgage loans	924	137	8	-
Consumer loans:
Home equity	219	15	-	-
Automobile loans	221	3	-	-
Credit card	9,519	43	8	4

Total portfolio loans and leases	10,978	$ 413	32	4

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2015 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans:
Commercial and industrial loans	77	$ 146	7	3
Commercial mortgage owner-occupied loans	18	16	(2)	-
Commercial mortgage nonowner-occupied loans	12	7	(1)	-
Residential mortgage loans	1,089	155	8	-
Consumer loans:
Home equity	267	16	(1)	-
Automobile loans	440	7	1	-
Credit card	12,569	62	11	7

Total portfolio loans	14,472	$ 409	23	10

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

119  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2017, 2016 and 2015 and were within twelve months of the restructuring date:

December 31, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans:
Commercial and industrial loans	7	$17
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	172	24
Consumer loans:
Home equity	16	2
Credit card	1,633	8

Total portfolio loans	1,832	$52

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	8	$5
Commercial mortgage owner-occupied loans	2	-
Commercial leases	2	1
Residential mortgage loans	172	25
Consumer loans:
Home equity	17	1
Automobile loans	2	-
Credit card	1,715	7

Total portfolio loans and leases	1,918	$39

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans:
Commercial and industrial loans	7	$11
Commercial mortgage owner-occupied loans	3	1
Residential mortgage loans	156	21
Consumer loans:
Home equity	15	1
Automobile loans	8	-
Credit card	1,935	8

Total portfolio loans	2,124	$42

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

120  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life	2017	2016

Land and improvements(a)		$644	663
Buildings(a)	2 - 30 yrs.	1,679	1,672
Equipment	2 - 20 yrs.	1,876	1,761
Leasehold improvements	1 - 30 yrs.	399	398
Construction in progress(a)		93	99
Bank premises and equipment held for sale:
Land and improvements		17	29
Buildings		9	9
Equipment		1	1
Accumulated depreciation and amortization		(2,715)	(2,567)

Total bank premises and equipment		$2,003	2,065

(a)

At December 31, 2017 and 2016, land and improvements, buildings and construction in progress included $91 and $92, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment was $234 million, $242 million and $256 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $7 million, $32 million and $109 million for the years ended December 31, 2017, 2016 and 2015, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

Gross occupancy expense for cancelable and noncancelable leases, which is included in net occupancy expense in the Consolidated Statements of Income, was $101 million, $100 million and $110 million for the years ended December 31, 2017, 2016 and 2015, respectively, which was reduced by rental income from leased premises of $13 million, $16 million and $18 million during the years ended December 31, 2017, 2016 and 2015, respectively. The Bancorp’s subsidiaries have entered into a number of noncancelable operating and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under noncancelable operating leases and capital leases for the years ending December 31:

($ in millions)	Noncancelable Operating Leases	Capital Leases

2018	$87	6
2019	83	6
2020	71	5
2021	57	4
2022	51	4
Thereafter	219	1

Total minimum lease payments	$568	26
Less: Amounts representing interest	-	4

Present value of net minimum lease payments	-	22

8. OPERATING LEASE EQUIPMENT

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Total impairment losses associated with operating lease assets were $52 million, $20 million and $36 million for the years ended December 31, 2017, 2016 and 2015, respectively. The recognized impairment losses were recorded in corporate banking revenue in the Consolidated Statements of Income.

121  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions, if any. The Bancorp completed its annual goodwill impairment test as of September 30, 2017 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2017 and 2016 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	Total

Goodwill	$1,363	1,655	215	148	3,381
Accumulated impairment losses	(750)	-	(215)	-	(965)

Net carrying amount as of December 31, 2015	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-

Net carrying amount as of December 31, 2016	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	29	29

Net carrying amount as of December 31, 2017	$613	1,655	-	177	2,445

10. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer lists, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-

line or an accelerated basis over their estimated useful lives. The increase in gross carrying amount of intangible assets from the year ended December 31, 2016 reflects acquisition activity during 2017.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 31, 2017
Core deposit intangibles	$34	(29)	5
Customer relationships	16	-	16
Non-compete agreements	13	(10)	3
Other	6	(3)	3

Total intangible assets	$69	(42)	27

As of December 31, 2016
Core deposit intangibles	$34	(27)	7
Non-compete agreements	10	(10)	-
Other	5	(3)	2

Total intangible assets	$49	(40)	9

As of December 31, 2017, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $2 million for each of the years ended December 31, 2017, 2016 and 2015. The Bancorp’s projections of amortization expense shown in the following table is based on existing asset balances as of December 31, 2017. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2018 through 2022 is as follows:

($ in millions)	Total

2018	$3
2019	3
2020	3
2021	2
2022	2

122  Fifth Third Bancorp

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Consolidated Balance Sheets as of:

December 31, 2017 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total

Assets:
Other short-term investments	$	62	-	62
Commercial mortgage loans		-	20	20
Automobile loans		1,277	-	1,277
ALLL		(6)	-	(6)
Other assets		7	-	7

Total assets	$	1,340	20	1,360

Liabilities:
Other liabilities	$	2	-	2
Long-term debt		1,190	-	1,190

Total liabilities	$	1,192	-	1,192

Noncontrolling interests	$	-	20	20

December 31, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total

Assets:
Cash and due from banks	$	84	1	85
Commercial mortgage loans		-	46	46
Automobile loans		1,170	-	1,170
ALLL		(6)	(20)	(26)
Other assets		9	-	9

Total assets	$	1,257	27	1,284

Liabilities:
Other liabilities	$	3	-	3
Long-term debt		1,094	-	1,094

Total liabilities	$	1,097	-	1,097

Noncontrolling interests	$	-	27	27

Automobile loan securitizations

In a securitization transaction that occurred in September of 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp. Refer to Note 16 for further information. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

123  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017 resulting in a decrease of $27 million in commercial mortgage loans, a decrease of $20 million in ALLL associated with the commercial mortgage loans and a decrease of $18 million in indemnification guarantee exposure. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2017 and 2016 was $17 million and $31 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,376	355	1,376
Private equity investments	102	-	150
Loans provided to VIEs	1,845	-	2,910

December 31, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,421	357	1,421
Private equity investments	176	-	232
Loans provided to VIEs	1,735	-	2,672

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

During the fourth quarter of 2017, the Bancorp recognized $68 million of impairment on certain affordable housing investments primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA. This impairment charge was recorded in other noninterest expense in the Consolidated Statements of Income. Refer to Note 27 for further information.

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

At both December 31, 2017 and 2016, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $355 million and $349 million at December 31, 2017 and 2016, respectively. The unfunded commitments as of December 31, 2017 are expected to be funded from 2018 to 2034.

124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Consolidated Statements of
For the years ended December 31 ($ in millions)	Income Caption	2017	2016	2015

Pre-tax investment and impairment losses(a)	Other noninterest expense	$207	144	126
Tax credits and other benefits	Applicable income tax expense	(246)	(220)	(205)

(a)

The Bancorp recognized $68 of impairment losses primarily due to the change in the federal statutory corporate tax rate during the year ended December 31, 2017 and did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2017, 2016 and 2015.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in previous tables. Also, at December 31, 2017 and 2016, the Bancorp’s unfunded commitment amounts to the private equity funds were $48 million and $56 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $11 million and $14 million during the years ended

December 31, 2017 and 2016, respectively. The Bancorp recognized a gain of $11 million on the sales of certain private equity funds during the year ended December 31, 2017. The Bancorp recognized $1 million, $9 million and $1 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2017, 2016, 2015, respectively. Refer to Note 27 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2017 and 2016, the Bancorp’s unfunded commitments to these entities were $1.1 billion and $937 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

125  Fifth Third Bancorp

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2017, 2016 and 2015. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2017	2016	2015

Residential mortgage loan sales(a)	$6,369	6,927	5,078(b)

Origination fees and gains on loan sales	138	186	171
Gross mortgage servicing fees	206	199	222

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

Effective January 1, 2017, the Bancorp elected to prospectively adopt the fair value method for all classes of its residential mortgage servicing rights portfolio. Upon this election, all servicing rights are measured at fair value at each reporting date and changes in the fair value of servicing rights are reported in mortgage banking net revenue in the Consolidated Statements of Income in the period in which the changes occur. The election of the fair value method did not require a cumulative effect adjustment to retained earnings as there was no difference between the carrying value of the servicing rights, net of valuation allowance, and the fair value.

Prior to the election of the fair value method, servicing rights were initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights were assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance.

The following tables present changes in the servicing rights related to residential mortgage and automobile loans for the years ended December 31:

($ in millions)	2017

Balance, beginning of period	$744
Servicing rights originated - residential mortgage loans	127
Servicing rights acquired - residential mortgage loans	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	(1)
Other changes in fair value(b)	(121)

Balance, end of period	$858

(a)   Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.

(b)   Primarily reflects changes due to collection of contractual cash flows and the passage of time.

($ in millions)	2016

Carrying amount before valuation allowance:
Balance, beginning of period	$1,204
Servicing rights that result from the transfer of residential mortgage loans	83
Amortization	(131)

Balance, end of period	$1,156

Valuation allowance for servicing rights:
Balance, beginning of period	$(419)
Recovery of MSR impairment	7

Balance, end of period	(412)

Carrying amount after valuation allowance	$744

For the years ended December 31, 2016 and 2015, temporary impairment, effected through a change in the MSR valuation allowance, was captured as a component of mortgage banking net revenue in the Consolidated Statements of Income. Amortization expense recognized on servicing rights for the years ended December 31, 2016 and 2015 was $131 million and $140 million, respectively.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale and trading securities.

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS spreads, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

The following table displays the beginning and ending fair value of the servicing rights for the years ended December 31:

($ in millions)	2017	2016

Fixed-rate residential mortgage loans:
Balance, beginning of period	$722	757
Balance, end of period	841	722
Adjustable-rate residential mortgage loans:
Balance, beginning of period	22	27
Balance, end of period	17	22
Fixed-rate automobile loans:
Balance, beginning of period	-	1
Balance, end of period	-	-

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2017	2016	2015

Securities gains, net - non-qualifying hedges on MSRs	$2	-	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	2	24	90
MSR fair value adjustment(a)	(122)	-	-
Recovery of MSR impairment(a)	-	7	4

(a)	Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

		2017			2016
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)

Residential mortgage loans:
Servicing rights	Fixed	7.5	9.1%	497	7.2	10.3%	584
Servicing rights	Adjustable	2.7	32.1	660	2.8	30.2	679

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2017 and 2016, the Bancorp serviced $60.0 billion and $53.6 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2017, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption

($ in millions)(a)	Rate	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread (bps)	Impact of Adverse Change on Fair Value

				Rate	10%	20%	50%		10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$841	6.0	11.4%	$(36)	(69)	(158)	549	$(17)	(33)
Servicing rights	Adjustable	17	3.3	24.6	(1)	(2)	(5)	785	-	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

127  Fifth Third Bancorp

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

Prepayment volatility arises mostly from changes in fair value of the largely fixed-rate MSR portfolio, mortgage loans and mortgage-backed securities. The Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge prepayment volatility. Principal-only swaps are total return swaps that are based on changes in the value of the underlying mortgage principal-only trust. TBA securities are a forward purchase agreement for a mortgage-backed securities trade whereby the terms of the security are undefined at the time the trade is made.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2017 and 2016, the balance of collateral held by the Bancorp for derivative assets was $409 million and $444 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $74 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2017. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2017 and 2016 was $3 million and $6 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2017 and 2016, the balance of collateral posted by the Bancorp for derivative liabilities was $365 million and $399 million, respectively. Additionally, $31 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2017 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2017 and 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

128  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

			Fair Value
December 31, 2017 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	3,705	297	5

Total fair value hedges			297	5

Cash flow hedges:
Interest rate swaps related to C&I loans		4,475	-	12

Total cash flow hedges			-	12

Total derivatives designated as qualifying hedging instruments			297	17

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs		11,035	54	15
Forward contracts related to residential mortgage loans held for sale		1,284	1	1
Stock warrant		20	20	-
Swap associated with the sale of Visa, Inc. Class B Shares		1,900	-	137
Foreign exchange contracts		112	-	1

Total free-standing derivatives - risk management and other business purposes			75	154

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers		42,216	154	145
Interest rate lock commitments		446	8	-
Commodity contracts		4,125	165	167
TBA securities		26	-	-
Foreign exchange contracts		12,654	124	119

Total free-standing derivatives - customer accommodation			451	431

Total derivatives not designated as qualifying hedging instruments			526	585

Total			$823	602

			Fair Value
December 31, 2016 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	3,455	323	12

Total fair value hedges			323	12

Cash flow hedges:
Interest rate swaps related to C&I loans		4,475	22	-

Total cash flow hedges			22	-

Total derivatives designated as qualifying hedging instruments			345	12

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs		10,522	165	39
Forward contracts related to residential mortgage loans held for sale		1,823	20	3
Swap associated with the sale of Visa, Inc. Class B Shares		1,300	-	91
Foreign exchange contracts		111	-	-

Total free-standing derivatives - risk management and other business purposes			185	133

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers		33,431	205	210
Interest rate lock commitments		701	13	1
Commodity contracts		2,095	107	106
Foreign exchange contracts		11,013	202	204

Total free-standing derivatives - customer accommodation			527	521

Total derivatives not designated as qualifying hedging instruments			712	654

Total			$1,057	666

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps designated as fair value hedges as of December 31, 2017, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness.

129  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hedge ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2017	2016	2015

Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(33)	(59)	(29)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	31	54	25

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2017, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of December 31, 2017, the maximum length of time over which the

Bancorp is hedging its exposure to the variability in future cash flows is 24 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2017 and 2016, $9 million of net deferred losses, net of tax and $10 million of net deferred gains, net of tax, respectively, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2017, $3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2017.

During the years ended 2017 and 2016, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2017	2016	2015

Amount of pre-tax net (losses) gains recognized in OCI	$(11)	30	74
Amount of pre-tax net gains reclassified from OCI into net income	19	48	75

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC in 2009, the Bancorp received a warrant which was accounted for as a free-standing derivative. During the year ended December 31, 2015, the Bancorp both sold and exercised part of the warrant. During the year ended December 31, 2016, the Bancorp exercised the remaining portion of the warrant.

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

130  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2017	2016		2015

Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(17)	14		8
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	2	24		90
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(7)	2		23
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	-	73	(a)	325 (a)
Stock warrant	Other noninterest income	(1)	-		-
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(80)	(56)		(37)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2017 and 2016, the total notional amount of the risk participation agreements was $2.8 billion and $2.5 billion, respectively, and the fair value was a liability of $5 million at December 31, 2017 and $4 million at December 31, 2016, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2017, the risk participation agreements had a weighted-average remaining life of 2.9 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2017	2016

Pass	$2,748	2,447
Special mention	66	14
Substandard	24	6

Total	$2,838	2,467

131  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2017	2016	2015

Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$21	22	23
Interest rate contracts for customers (credit losses)	Other noninterest expense	(5)	-	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	1	1
Interest rate lock commitments	Mortgage banking net revenue	93	114	111
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	6	6	5
Commodity contracts for customers (credit losses)	Other noninterest expense	1	(1)	(2)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	1	6
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	48	62	70
Foreign exchange contracts for customers (credit losses)	Other noninterest expense	2	(2)	-
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for the year ended December 31, 2017.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2017 ($ in millions)		Derivatives	Collateral(b)	Net Amount

Assets:
Derivatives	$815	(213)	(362)	240

Total assets	815	(213)	(362)	240

Liabilities:
Derivatives	602	(213)	(155)	234

Total liabilities	$602	(213)	(155)	234

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

132  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2017	2016

Accounts receivable and drafts-in-process	$1,763	2,158
Bank owned life insurance	1,720	1,681
Partnership investments	1,557	1,689
Derivative instruments	823	1,057
Accrued interest and fees receivable	378	350
Investment in Vantiv Holding, LLC	219	414
Vantiv, Inc. TRA put/call receivable	105	165
Prepaid expenses	87	83
Income tax receivable	66	1
OREO and other repossessed personal property	54	84
Other	203	162

Total other assets	$6,975	7,844

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

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above in partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. Additionally, the Bancorp recorded impairment on certain affordable housing investments during the year ended December 31, 2017 and OTTI on investments in certain private equity funds during the years ended December 31, 2017 and 2016. Refer to Note 11 for further information.

The Bancorp utilizes derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The

Bancorp also holds derivatives instruments for the benefit of its commercial customers and for other business purposes. For further information on derivative instruments, refer to Note 13.

In 2009, the Bancorp sold an approximate 51% interest in its processing business, Vantiv Holding, LLC. As a result of additional share sales completed by the Bancorp, its ownership share in Vantiv Holding, LLC as of December 31, 2017 was approximately 8.6%. The Bancorp’s ownership in Vantiv Holding, LLC is currently accounted for under the equity method of accounting. Refer to Note 19 for further information.

In 2016, the Bancorp entered into an agreement with Vantiv, Inc. in which Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling to a then estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. The Bancorp received $63 million in settlement for certain call options and put options exercised during 2017. Refer to Note 19 and Note 31 for further information.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. Refer to Note 1 for further information.

133  Fifth Third Bancorp

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

The following table summarizes short-term borrowings and weighted-average rates:

	2017		2016

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$174	1.37%	$132	0.61%
Other short-term borrowings	4,012	1.28	3,535	0.54

Average for the years ended December 31:
Federal funds purchased	$557	1.01%	$506	0.39%
Other short-term borrowings	3,158	0.96	2,845	0.36

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$1,495		$739
Other short-term borrowings	6,307		6,374

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2017	2016

FHLB advances	$3,125	2,500
Securities sold under repurchase agreements	546	661
Derivative collateral	341	374

Total other short-term borrowings	$4,012	3,535

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2017 and 2016, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities with an overnight remaining contractual maturity.

134  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2017	2016

Parent Company
Senior:
Fixed-rate notes	2019	2.30%	499	499
Fixed-rate notes	2020	2.875%	1,097	1,096
Fixed-rate notes	2022	2.60%	697	-
Fixed-rate notes	2022	3.50%	497	497
Subordinated:(a)
Fixed-rate notes	2017	5.45%	-	501
Fixed-rate notes	2018	4.50%	505	519
Fixed-rate notes	2024	4.30%	747	746
Fixed-rate notes	2038	8.25%	1,305	1,312
Subsidiaries
Senior:
Fixed-rate notes	2017	1.35%	-	650
Fixed-rate notes	2018	2.15%	996	997
Fixed-rate notes	2018	1.45%	600	598
Floating-rate notes(b)	2018	2.35%	250	250
Fixed-rate notes	2019	2.375%	849	849
Fixed-rate notes	2019	2.30%	749	748
Fixed-rate notes	2019	1.625%	736	737
Floating-rate notes(b)	2019	2.26%	250	249
Fixed-rate notes	2020	2.20%	744	-
Floating-rate notes(b)	2020	1.63%	299	-
Fixed-rate notes	2021	2.25%	1,247	1,246
Fixed-rate notes	2021	2.875%	846	845
Subordinated:(a)
Fixed-rate bank notes	2026	3.85%	747	746
Junior subordinated:
Floating-rate debentures(b)	2035	3.01%-3.28%	52	52
FHLB advances	2018 - 2041	0.05% - 6.87%	30	33
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2018 - 2024	1.30%-2.03%	982	1,061
Floating-rate notes(b)	2020	1.63%	75	33
Other	2018 - 2039	Varies	105	124

Total			$14,904	14,388

(a)	In aggregate, $2.6 billion and $2.7 billion qualifies as Tier II capital for regulatory capital purposes as of December, 31 2017 and 2016, respectively.
(b)	These rates reflect the floating rates as of December 31, 2017.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2017 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total

2018	$505	1,907	2,412
2019	499	2,600	3,099
2020	1,097	1,477	2,574
2021	-	2,195	2,195
2022	1,194	463	1,657
Thereafter	2,052	915	2,967

Total	$5,347	9,557	14,904

At December 31, 2017, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.7 billion, net discounts of $21 million, debt issuance costs of $31 million and additions for mark-to-market adjustments on its hedged debt of $298 million. At December 31, 2016, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.1 billion, net discounts of $24 million, debt issuance costs of $33 million and additions for mark-to-market adjustments on its hedged debt of $328 million. The Bancorp was in compliance with all debt covenants at December 31, 2017 and 2016.

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

135  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2017, the Bancorp issued and sold $700 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.60% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on June 15, 2022. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Subordinated debt

The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2018 to floating-rate, which pay interest at three-month LIBOR plus 25 bps at December 31, 2017. The rate paid on the swaps hedging the subordinated floating-rate notes due in 2018 was 1.73% at December 31, 2017. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating-rate and paid a rate of 4.53% at December 31, 2017.

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

Subsidiary Long-Term Borrowings

Senior and subordinated debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25 billion. As of December 31, 2017, $16.7 billion was available for future issuance under the global bank note program.

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

On April 25, 2014, the Bank issued and sold, under its bank notes program, $850 million of 2.375% senior fixed-rate notes due on April 25, 2019. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

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

136  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 30, 2017, the Bank issued and sold, under its bank notes program, $1.1 billion in aggregate principal amount of unsecured senior bank notes due on October 30, 2020. The bank notes consisted of $750 million of 2.20% senior fixed-rate notes and $300 million of senior floating-rate notes at three-month LIBOR plus 25 bps. The Bancorp entered into an interest rate swap to convert the fixed-rate notes to a floating-rate, which resulted in an effective interest rate of three-month LIBOR plus 24 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

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

FHLB advances

At December 31, 2017, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The Bancorp has pledged $15.6 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the Federal Home Loan Bank which is partially utilized to fund $30 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $4 million in 2018, $8 million in 2019, $3 million in 2020, $3 million in 2021, $1 million in 2022, and $11 million thereafter.

Notes associated with consolidated VIEs

As previously discussed in Note 11, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. In a securitization transaction that occurred in September of 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp, resulting in approximately $747 million of outstanding notes included in long-term debt in the Consolidated Balance Sheets as of December 31, 2017. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. As such, approximately $310 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2017.

137  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Consolidated Balance

Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are discussed in the following sections.

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2017	2016

Commitments to extend credit	$68,106	67,909
Letters of credit	2,185	2,583
Forward contracts related to residential mortgage loans held for sale	1,284	1,823
Noncancelable operating lease obligations	568	576
Purchase obligations	144	57
Capital commitments for private equity investments	48	59
Capital expenditures	37	29
Capital lease obligations	26	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of both December 31, 2017 and 2016, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $161 million included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2017	2016

Pass	$67,254	66,802
Special mention	330	338
Substandard	522	753
Doubtful	-	16

Total commitments to extend credit	$68,106	67,909

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2017:

($ in millions)

Less than 1 year(a)	$1,170
1 - 5 years(a)	999
Over 5 years	16

Total letters of credit	$2,185

(a)	Includes $7 and $1 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2017 and 2016 and are considered guarantees in accordance with U.S. GAAP. Approximately 61% and 62% of the total standby letters of credit were collateralized as of December 31, 2017 and 2016, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was $6 million at December 31, 2017 and $3 million at December 31, 2016. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2017	2016

Pass	$1,830	2,134
Special mention	67	98
Substandard	218	290
Doubtful	70	61

Total letters of credit	$2,185	2,583

At December 31, 2017 and 2016, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2017 and 2016, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $602 million and $929 million, respectively, of which FTS acted as the remarketing agent to issuers on $508 million and $784 million, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $331 million and $609 million of the VRDNs remarketed by FTS, in addition to $94 million and $145 million in VRDNs remarketed by third parties at December 31, 2017 and 2016, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $1 million and $6 million of these VRDNs in its portfolio and classified them as trading securities at December 31, 2017 and 2016, respectively.

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

As of December 31, 2017 and 2016, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million and $13 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2017, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the years ended December 31, 2017 and 2016, the Bancorp paid $1 million in the form of make whole payments and repurchased $12 million and $17 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2017 and 2016 were $15 million and $22 million, respectively. Total outstanding repurchase demand inventory was $1 million at December 31, 2017 compared to $2 million at December 31, 2016.

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2017	2016

Balance, beginning of period	$13	25
Net reductions to the reserve	(3)	(10)
Losses charged against the reserve	(1)	(2)

Balance, end of period	$9	13

The following tables provide a rollforward of unresolved claims by claimant type for the years ended December 31:

	GSE		Private Label
2017 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	13	$2	-	$-
New demands	109	15	1	-
Loan paydowns/payoffs	(2)	-	-	-
Resolved demands	(114)	(16)	-	-

Balance, end of period	6	$1	1	$-

	GSE		Private Label
2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$4	2	$-
New demands	309	22	4	-
Loan paydowns/payoffs	(8)	(1)	-	-
Resolved demands	(304)	(23)	(6)	-

Balance, end of period	13	$2	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $312 million and $374 million at December 31, 2017 and 2016, respectively, and the delinquency rates were 3.0% at December 31, 2017 and 3.2% at December 31, 2016. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million and $7 million at December 31, 2017 and 2016, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $15 million at both December 31, 2017 and 2016. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2017 and 2016.

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

140  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2017, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $137 million and $91 million at December 31, 2017 and 2016, respectively. Refer to Note 13 and Note 27 for further information.

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

141  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL AND REGULATORY PROCEEDINGS

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard ® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. Refer to Note 17 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation. On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the federal Truth-In-Lending Act. No trial date has been scheduled.

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

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denies all liability. On January 5, 2016, the Court denied Fifth Third’s motion to dismiss. On January 4, 2018, Fifth Third moved for summary judgment seeking dismissal of all the plaintiffs’ claims on statute of limitations and other grounds. Plaintiffs also moved for summary judgment on their breach of fiduciary duty claim. Trial is currently scheduled for June 18, 2018.

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million. Fifth Third denies all liability in this matter.

142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Governmental Investigations and Proceedings

The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

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

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2017 and 2016, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2017	2016

Commitments to lend, net of participations:
Directors and their affiliated companies	$546	618
Executive officers	6	4

Total	$552	622

Outstanding balance on loans, net of participations and undrawn commitments	$20	54

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

The following table provides a summary of the sales transactions that impacted the Bancorp’s ownership interest in Vantiv Holding, LLC after the initial IPO:

($ in millions)	Gain on Sale	Remaining Ownership Percentage(a)

Q4 2012	$157	33.1%
Q2 2013	242	27.7
Q3 2013	85	25.1
Q2 2014	125	22.8
Q4 2015	331	18.3
Q3 2017	1,037	8.6

(a)	The Bancorp’s remaining investment in Vantiv Holding, LLC of $219 as of December 31, 2017 was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements.

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

144  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2017, the Bancorp and Fifth Third Bank entered into a transaction agreement with Vantiv, Inc. and Vantiv Holding, LLC under which Fifth Third Bank agreed to exercise its right to exchange 19.79 million of its Class B Units in Vantiv Holding, LLC for 19.79 million shares of Vantiv, Inc.’s Class A Common Stock and Vantiv, Inc. agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017. As a result of these transactions, the Bancorp recognized a gain of approximately $1.0 billion during the third quarter of 2017.

As of December 31, 2017, the Bancorp continued to hold approximately 15 million Class B Units of Vantiv Holding, LLC which may be exchanged for Class A Common Stock of Vantiv, Inc. (now Worldpay, Inc.), on a one-for-one basis or at Worldpay, Inc.’s option for cash which represented approximately 8.6% ownership of Vantiv Holding, LLC as of December 31, 2017. In addition, the Bancorp holds approximately 15 million Class B Common Shares of Worldpay, Inc. which give the Bancorp voting rights, but no economic interest in Worldpay, Inc. These securities are subject to certain terms and restrictions. For more information on a subsequent event related to Vantiv Holding, LLC, refer to Note 31.

The Bancorp recognized $47 million, $66 million and $63 million, respectively, in other noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2017, 2016 and 2015 and received cash distributions totaling $19 million, $9 million and $11 million during the years ended December 31, 2017, 2016 and 2015, respectively. Given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements with Vantiv Holding, LLC, the Bancorp’s remaining investment in Vantiv Holding, LLC continues to be accounted for under the equity method of accounting as of December 31, 2017.

During the fourth quarter of 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for a cash payment of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling to a then estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale did not impact the TRA payment recognized during the fourth quarter of 2015.

During the third quarter of 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling to a then estimated $331 million. The Bancorp recognized a gain of $116 million in other noninterest income from this settlement. Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling to a then estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. In 2016, the Bancorp recognized a gain of $164 million in other noninterest income associated with these options. The Bancorp received $63 million in settlement for the call options and put options exercised during 2017. If the remaining associated call options or put options are exercised during 2018, the Bancorp expects to receive $108 million in 2018. This agreement did not impact the TRA payments recognized in the fourth quarter of both 2017 and 2016.

In addition to the impact of the TRA terminations discussed above, the Bancorp recognized $44 million, $33 million and $31 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table provides the estimated cash flows to be received as of December 31, 2017 associated with the TRA for the years ending December 31, 2018 and thereafter:

($ in millions)	Cash Flows to be Received from Put/Call Option Exercises (Fixed Amounts)(b)	Estimated Cash Flows to be Received not Subject to Put/Call Option(a)

2018	108	44
2019	-	20
2020	-	25
2021	-	26
2022	-	26
2023	-	27
2024	-	27
2025	-	28
2026	-	29
Thereafter	-	279

Total	$108	531

(a)

The 2018 cash flow of $44 has been agreed upon with Vantiv, Inc. (now Worldpay, Inc.), for settlement in January 2018 and was recognized as a gain in other noninterest income during the fourth quarter of 2017. The remaining estimated cash flows in this column (which include TRA benefits associated with the net exercise of the warrant in 2016 and the subsequent exchange of Vantiv Holding units in the third quarter of 2017) will be recognized in future periods when the related uncertainties are resolved.

(b)

As part of the agreement the Bancorp entered into with Vantiv, Inc. on July 27, 2016, Vantiv, Inc. made payments to the Bancorp of $63 during the year ended December 31, 2017 and may be obligated to pay a total of approximately $108 to the Bancorp to terminate certain remaining TRA cash flows, initially estimated to be $394, upon the exercise of certain call options by Vantiv, Inc. (now Worldpay, Inc.), or certain put options by the Bancorp.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were initially required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Vantiv Holding, Inc. as a standalone entity are no longer necessary and are now limited to certain general business resources. Vantiv Holding, LLC paid the Bancorp $1 million for these services for each of the years ended December 31, 2017, 2016 and 2015. Other services provided to Vantiv Holding, LLC by the Bancorp, have continued beyond the deconversion period, include interchange clearing, settlement and sponsorship. Vantiv Holding, LLC paid the Bancorp $68 million, $58 million and $47 million for these services for the years ended December 31, 2017, 2016 and 2015, respectively.

145  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $72 million, $76 million and $89 million for the years ended December 31, 2017, 2016 and 2015, respectively. These fees are reported as a component of card and processing expense in the Consolidated Statements of Income.

As part of the initial sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding carrying value of loans to Vantiv Holding, LLC was $203 million and $210 million at December 31, 2017 and 2016, respectively. Additionally, as of December 31, 2017 and 2016, the Bancorp had derivative assets of $2 million and $7 million, respectively, related to interest rate contracts entered into with Vantiv Holding, LLC which are included in other assets on the Consolidated Balance Sheets. Interest income relating to the loans was $5 million, $4 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s unused line of credit was $4 million and $59 million as of December 31, 2017 and 2016, respectively.

SLK Global

As of December 31, 2017, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global, and accounts for this investment under the equity method of accounting. The Bancorp recognized $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global for the year ended December 31, 2017. The Bancorp did not receive cash distributions during the year ended December 31, 2017. The Bancorp’s investment in SLK Global was $22 million at December 31, 2017. The Bancorp paid SLK Global $21 million, $20 million and $17 million for their process and software services during the years ended December 31, 2017, 2016 and 2015, respectively, which are included other noninterest expense in the Consolidated Statements of Income.

CDC Investments

The Bancorp’s subsidiary, CDC, has equity investments in entities in which the Bancorp had $83 million and $76 million of loans outstanding at December 31, 2017 and 2016, respectively, and unfunded commitment balances of $80 million and $18 million at December 31, 2017 and 2016, respectively. The Bancorp held $26 million and $28 million of deposits for these entities at December 31, 2017 and 2016, respectively. For further information on CDC investments, refer to Note 11.

146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2017	2016	2015

Current income tax expense:
U.S. Federal income taxes	$763	598	662
State and local income taxes	68	55	55
Foreign income taxes	(3)	-	13

Total current income tax expense	828	653	730

Deferred income tax benefit:
U.S. Federal income taxes	(252)	(133)	(78)
State and local income taxes	1	(14)	6
Foreign income taxes	-	(1)	1

Total deferred income tax benefit	(251)	(148)	(71)

Applicable income tax expense	$577	505	659

The following is a reconciliation between the federal statutory corporate tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2017	2016	2015

Federal statutory corporate tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.6	1.3	1.7
Tax-exempt income	(1.2)	(2.7)	(1.7)
Low-income housing tax credits	(6.0)	(7.9)	(6.6)
Other tax credits	(0.5)	(0.9)	(0.9)
U.S. tax legislation impact on deferred taxes	(7.9)	-	-
Other, net	(0.2)	(0.4)	0.3

Effective tax rate	20.8%	24.4	27.8

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the top federal statutory corporate tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. U.S. GAAP requires the Bancorp to recognize the tax effects of changes in tax laws and rates on its deferred taxes in the period in which the law is enacted. As a result, for the year ended December 31, 2017, the Bancorp remeasured its deferred tax assets and liabilities and recognized an income tax benefit of approximately $220 million.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2017	2016	2015

Unrecognized tax benefits at January 1	$24	13	11
Gross increases for tax positions taken during prior period	17	9	1
Gross decreases for tax positions taken during prior period	(1)	-	-
Gross increases for tax positions taken during current period	3	2	2
Settlements with taxing authorities	(7)	-	-
Lapse of applicable statute of limitations	(2)	-	(1)

Unrecognized tax benefits at December 31(a)	$34	24	13

(a)	Amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2017, 2016 and 2015 primarily relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$251	439
Deferred compensation	77	122
Reserve for unfunded commitments	34	56
Reserves	29	57
State net operating loss carryforwards	9	9
Other	102	223
Total deferred tax assets	$502	906
Deferred tax liabilities:
Lease financing	$616	940
MSRs and related economic hedges	111	202
State deferred taxes	64	64
Bank premises and equipment	42	61
Investments in joint ventures and partnership interests	34	219
Other comprehensive income	21	34
Other	137	173
Total deferred tax liabilities	$1,025	1,693
Total net deferred tax liability	$(523)	(787)

At both December 31, 2017 and 2016, the Bancorp recorded deferred tax assets of $9 million, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $27 million and $25 million at December 31, 2017 and 2016, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2037. At December 31, 2017 and 2016, the Bancorp recorded a deferred tax asset of $2 million and $3 million, respectively, related to a foreign tax credit carryforward. If not utilized, the deferred tax asset relating to the foreign tax credit carryforward will begin to expire in 2025.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2017 or 2016. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2017 and 2016 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS has concluded its examination of the Bancorp’s 2012 and 2013 federal income tax returns and is currently examining the

Bancorp’s 2014 federal income tax return. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2012-2017. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2017 and 2016, the Bancorp recognized $2 million and $1 million, respectively, of interest expense in connection with income taxes and an immaterial amount of interest benefit for the year ended December 31, 2015. At December 31, 2017 and 2016, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $3 million and $1 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2017 and 2016 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current federal statutory corporate tax rate.

148  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of non-qualified defined benefit plans which are frozen and funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded and underfunded status of the Plan as an asset and liability, respectively, in the Consolidated Balance Sheets. The Plan had an underfunded projected benefit obligation at both December 31, 2017 and 2016. The underfunded amounts recognized in other liabilities in the Consolidated Balance Sheets were $24 million and $34 million at December 31, 2017 and 2016, respectively.

The following table summarizes the Plan as of and for the years ended December 31:

($ in millions)	2017	2016
Fair value of plan assets at January 1	$172	166
Actual return on assets	28	11
Contributions	6	20
Settlement	(11)	(15)
Benefits paid	(10)	(10)
Fair value of plan assets at December 31	$185	172
Projected benefit obligation at January 1	$206	220
Interest cost	8	9
Settlement	(11)	(15)
Actuarial loss	16	2
Benefits paid	(10)	(10)
Projected benefit obligation at December 31	$209	206
Underfunded projected benefit obligation at December 31	$(24)	(34)
Accumulated benefit obligation at December 31(a)	$209	206
(a)

Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2017 and 2016.

The estimated net actuarial loss for the Plan that will be amortized from AOCI into net periodic benefit cost during 2018 is $7 million. The estimated net prior service cost for the Plan that will be amortized from AOCI into net periodic benefit cost during 2018 is immaterial to the Consolidated Financial Statements.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2017	2016	2015
Components of net periodic benefit cost:
Interest cost	$8	9	9
Expected return on assets	(10)	(11)	(13)
Amortization of net actuarial loss	7	11	10
Settlement	4	7	7
Net periodic benefit cost	$9	16	13
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(1)	2	9
Amortization of net actuarial loss	(7)	(11)	(10)
Settlement	(4)	(7)	(7)
Total recognized in other comprehensive income	(12)	(16)	(8)
Total recognized in net periodic benefit cost and other comprehensive income	$(3)	-	5

149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following tables summarize plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)

2017 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value

Equity securities	$73	-	-	73
Mutual and exchange-traded funds:
Money market funds	7	-	-	7
International funds	-	30	-	30
Domestic funds	-	29	-	29
Debt funds	-	1	-	1
Alternative strategies	1	9	-	10
Commodity funds	5	-	-	5

Total mutual and exchange-traded funds	$13	69	-	82
Debt securities:
U.S. Treasury and federal agencies securities	8	2	-	10
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	1	-	1
Agency commercial mortgage-backed securities	-	2	-	2
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities(b)	-	16	-	16

Total debt securities	$8	22	-	30

Total plan assets	$94	91	-	185

(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes corporate bonds.

	Fair Value Measurements Using(a)

2016 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value

Equity securities(b)	$56	-	-	56
Mutual and exchange-traded funds:
Money market funds	6	-	-	6
International funds	-	31	-	31
Domestic funds	-	39	-	39
Debt funds	-	5	-	5
Alternative strategies	1	9	-	10
Commodity funds	6	-	-	6

Total mutual and exchange-traded funds	$13	84	-	97
Debt securities:
U.S. Treasury and federal agencies securities	7	1	-	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	1	-	1
Agency commercial mortgage-backed securities	-	2	-	2
Asset-backed securities and other debt securities(c)	-	8	-	8

Total debt securities	$7	12	-	19

Total plan assets	$76	96	-	172

(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes corporate bonds.

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

150  Fifth Third Bancorp

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2017	2016	2015

For measuring benefit obligations at year end:(a)
Discount rate	3.47%	3.97	4.16
Expected return on plan assets	6.00	7.00	7.00
For measuring net periodic benefit cost:(a)
Discount rate	3.97	4.16	3.82
Expected return on plan assets	6.00	7.00	7.00

(a)

Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2017 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $3 million to the Plan in 2018. Estimated pension benefit payments are $17 million for each of the years 2018 through 2022. The total estimated payments for the years 2023 through 2027 is $77 million.

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

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range(b)	2017	2016

Equity securities		76%	73
Bancorp common stock		1	2

Total equity securities(a)	60-90%	77	75
Fixed-income securities	5-25	16	14
Alternative strategies	3-11	3	6
Cash	0-13	4	5

Total		100%	100

(a)	Includes mutual and exchange-traded funds.
(b)	These reflect the targeted ranges for both the years ended December 31, 2017 and 2016.

The risk tolerance for the Plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2017 and 2016.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing, precious metals, commodity transactions and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management. Per ERISA, the Bancorp’s common stock cannot exceed 10% of the fair value of plan assets.

Fifth Third Bank, as Trustee, is expected to manage plan assets in a manner consistent with the plan agreement and other regulatory, federal and state laws. As of December 31, 2017 and 2016, $185 million and $172 million, respectively, of plan assets were managed by Fifth Third Bank. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee. As of December 31, 2017, there was no Bancorp common stock in Plan assets. As of December 31, 2016, Plan assets included $5 million of Bancorp common stock, which was below the 10% ERISA threshold previously discussed. Plan assets are not expected to be returned to the Bancorp during 2018.

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

151  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $79 million, $75 million and $71 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2017, 2016 and 2015. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $4 million for the year ended December, 31 2017 and $3 million for both of the years ended December 31, 2016 and 2015.

152  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below presents the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI

2017 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale securities arising during the year	$14	7	21
Reclassification adjustment for net losses on available-for-sale securities included in net income	3	1	4

Net unrealized gains on available-for-sale securities	17	8	25	101	25	126

Unrealized holding losses on cash flow hedge derivatives arising during the year	(11)	4	(7)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(19)	7	(12)

Net unrealized losses on cash flow hedge derivatives	(30)	11	(19)	10	(19)	(9)

Net actuarial gain arising during the year	1	-	1
Reclassification of amounts to net periodic benefit costs	11	(4)	7

Defined benefit pension plans, net	12	(4)	8	(52)	8	(44)

Total	$(1)	15	14	59	14	73

	Total OCI			Total AOCI

2016 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding losses on available-for-sale securities arising during the year	$(196)	66	(130)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(11)	4	(7)

Net unrealized gains on available-for-sale securities	(207)	70	(137)	238	(137)	101

Unrealized holding gains on cash flow hedge derivatives arising during the year	30	(11)	19
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(48)	17	(31)

Net unrealized gains on cash flow hedge derivatives	(18)	6	(12)	22	(12)	10

Net actuarial loss arising during the year	(2)	1	(1)
Reclassification of amounts to net periodic benefit costs	18	(6)	12

Defined benefit pension plans, net	16	(5)	11	(63)	11	(52)

Total	$(209)	71	(138)	197	(138)	59

	Total OCI			Total AOCI

2015 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding losses on available-for-sale securities arising during the year	$(349)	122	(227)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(16)	6	(10)

Net unrealized gains on available-for-sale securities	(365)	128	(237)	475	(237)	238

Unrealized holding gains on cash flow hedge derivatives arising during the year	74	(26)	48
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(75)	26	(49)

Net unrealized gains on cash flow hedge derivatives	(1)	-	(1)	23	(1)	22

Net actuarial loss arising during the year	(9)	4	(5)
Reclassification of amounts to net periodic benefit costs	17	(6)	11

Defined benefit pension plans, net	8	(2)	6	(69)	6	(63)

Total	$(358)	126	(232)	429	(232)	197

153  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2017	2016	2015

Net unrealized gains on available-for-sale securities:(b)
Net (losses) gains included in net income	Securities gains, net	$(3)	11	16

	Income before income taxes	(3)	11	16
	Applicable income tax expense	(1)	(4)	(6)

	Net income	(4)	7	10

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	19	48	75

	Income before income taxes	19	48	75
	Applicable income tax expense	(7)	(17)	(26)

	Net income	12	31	49

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(7)	(11)	(10)
Settlements	Employee benefits expense(a)	(4)	(7)	(7)

	Income before income taxes	(11)	(18)	(17)
	Applicable income tax expense	4	6	6

	Net income	(7)	(12)	(11)

Total reclassifications for the period	Net income	$1	26	48

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

154  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock

($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares

December 31, 2014	$2,051	923,892,581	$1,331	54,000	$(1,972)	99,845,629
Shares acquired for treasury	-	-	-	-	(847)	42,607,855
Impact of stock transactions under stock compensation plans, net	-	-	-	-	52	(3,593,406)
Other	-	-	-	-	3	(47,811)

December 31, 2015	$2,051	923,892,581	$1,331	54,000	$(2,764)	138,812,267

Shares acquired for treasury	-	-	-	-	(668)	34,633,221
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(4)	42,357
Other	-	-	-	-	3	(74,563)

December 31, 2016	$2,051	923,892,581	$1,331	54,000	$(3,433)	173,413,282

Shares acquired for treasury	-	-	-	-	(1,588)	58,493,506
Impact of stock transactions under stock compensation plans, net	-	-	-	-	16	(1,693,503)
Other	-	-	-	-	3	(125,597)

December 31, 2017	$2,051	923,892,581	$1,331	54,000	$(5,002)	230,087,688

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

On June 29, 2016, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2016 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $660 million of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock or from the termination and settlement of any portion of the TRA with Vantiv, Inc., if executed, for the period beginning July 1, 2016 and ending June 30, 2017.

On June 28, 2017, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2017 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $1.161 billion of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock or from the termination and settlement of any portion of the TRA with Vantiv, Inc., if executed, for the period beginning July 1, 2017 and ending June 30, 2018.

The Bancorp entered into a number of accelerated share repurchase transactions during the years ended December 31, 2016 and 2017. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements.

155  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2016 and 2017:

		Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement		Total Shares Repurchased
Repurchase Date	Amount ($ in millions)						Settlement Date

December 14, 2015	215	9,248,482	1,782,477		11,030,959		January 14, 2016
March 4, 2016	240	12,623,762	1,868,379		14,492,141		April 11, 2016
August 5, 2016	240	10,979,548	1,099,205		12,078,753		November 7, 2016
December 20, 2016	155	4,843,750	1,044,362		5,888,112		February 6, 2017
May 1, 2017	342	11,641,971	2,248,250		13,890,221		July 31, 2017
August 17, 2017	990	31,540,480	4,291,170		35,831,650		December 18, 2017
December 19, 2017	273	7,727,273	(a	)	(a	)	(a	)

(a)	The settlement of the transaction is expected to occur on or before March 19, 2018.

For further information on a subsequent event related to an accelerated share repurchase transaction refer to Note 31.

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

Bancorp’s equity compensation plans approved by shareholders as of December 31, 2017:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise		Weighted-Average Exercise Price Per Share	Shares Available for Future Issuance

Equity compensation plans				21,687 (a)
SARs	(b	)	-	(a)
RSAs	2,321		-	(a)
RSUs	6,986		-	(a)
Stock options	2		$16.50	(a)
PSAs	(c	)	-	(a)
Employee stock purchase plan				5,653 (d)

Total shares	9,309			27,340

(a)

Under the 2017 Incentive Compensation Plan, 17.5 million shares were authorized for issuance as SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards.

(b)

The number of shares to be issued upon exercise will be determined at exercise based on the difference between the grant price and the market price on the date of exercise and the calculation of taxes owed on the exercise.

(c)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 2 million shares.
(d)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2017 Incentive Compensation Plan was approved by shareholders on April 18, 2017 and authorized the issuance of up to 6 million shares, in addition to the 11.5 million unused shares from the 2014 Incentive Compensation Plan, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2017 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 9%. SARs, RSAs, RSUs, stock options and PSAs outstanding represent 6% of the Bancorp’s issued shares at December 31, 2017.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten year terms and vest and become exercisable ratably over a three or four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSAs and RSUs are released after three or four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights while RSUs receive dividend equivalents only. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. PSAs have three year cliff vesting terms with market conditions and/or performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs, RSAs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2017.

156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was $118 million, $111 million and $100 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in salaries, wages and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $41 million, $39 million and $36 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2017	2016	2015

Expected life (in years)	6	6	6
Expected volatility	37%	37	35
Expected dividend yield	2.1	3.1	2.7
Risk-free interest rate	2.1	1.5	1.6

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

The grant-date fair value of SARs is measured using the Black-

Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $8.55, $5.16 and $5.52 per share for the years ended December 31, 2017, 2016 and 2015, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2017, 2016 and 2015 was $29 million, $32 million and $35 million, respectively.

At December 31, 2017, there was $36 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2017 of 2.3 years.

	2017		2016		2015

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share

Outstanding at January 1	40,041	$18.30	44,129	$19.14	45,590	$19.79
Granted	3,672	26.52	6,379	17.68	5,219	18.99
Exercised	(6,953)	16.00	(6,291)	14.47	(3,242)	13.59
Forfeited or expired	(4,831)	35.08	(4,176)	32.02	(3,438)	32.96

Outstanding at December 31	31,929	$17.22	40,041	$18.30	44,129	$19.14

Exercisable at December 31	21,403	$15.30	26,898	$18.28	29,721	$19.71

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2017:

	Outstanding SARs			Exercisable SARs

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)

Under $10.00	1,762	$3.98	1.3	1,762	$3.98	1.3
$10.01-$20.00	23,899	16.33	5.3	17,650	15.71	4.4
$20.01-$30.00	6,268	24.31	7.8	1,991	21.63	6.3

All SARs	31,929	$17.22	5.6	21,403	$15.30	4.3

Restricted Stock Awards

The total grant-date fair value of RSAs that were released during the years ended December 31, 2017, 2016 and 2015 was $39 million, $55 million and $43 million, respectively. At December 31, 2017, there was $21 million of stock-based compensation expense related to outstanding RSAs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2017 of 1.3 years.

157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017		2016		2015

RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Outstanding at January 1	4,638	$19.44	8,281	$18.88	7,253	$17.98
Granted	7	21.14	3	20.65	4,250	19.11
Released	(2,063)	19.10	(3,090)	17.92	(2,580)	16.86
Forfeited	(261)	19.75	(556)	19.20	(642)	18.64

Outstanding at December 31	2,321	$19.72	4,638	$19.44	8,281	$18.88

The following table summarizes outstanding RSAs by grant-date fair value at December 31, 2017:

	Outstanding RSAs

RSAs (in thousands)	Shares	Weighted- Average Remaining Contractual Life (in years)

$15.01-$20.00	1,627	0.9
Over $20.00	694	0.5

All RSAs	2,321	0.8

Restricted Stock Units

The total grant-date fair value of RSUs that were released during the years ended December 31, 2017, 2016 and 2015 was $21 million, $2 million and $2 million, respectively. At December 31, 2017, there was $91 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2017 of 2.6 years.

	2017		2016		2015

RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit

Outstanding at January 1	5,086	$17.84	371	$19.56	-	$-
Granted	3,652	26.71	5,029	17.75	377	19.58
Released	(1,194)	17.64	(79)	19.76	(5)	21.63
Forfeited	(558)	21.02	(235)	17.89	(1)	19.46

Outstanding at December 31	6,986	$22.25	5,086	$17.84	371	$19.56

The following table summarizes outstanding RSUs by grant-date fair value at December 31, 2017:

	Outstanding RSUs

RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)

$10.01-$15.00	407	0.6
$15.01-$20.00	2,973	1.2
$20.01-$25.00	228	1.0
$25.01-$30.00	3,360	1.7
$30.01-$35.00	18	2.0

All RSUs	6,986	1.4

Stock Options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2017, 2016 and 2015.

The total intrinsic value of stock options exercised was immaterial for both the years ended December 31, 2017 and 2016 and $1 million for the year ended December 31, 2015. Cash received from stock options exercised was immaterial for the year ended December 31, 2017 and $1 million and $2 million for the years ended December 31, 2016 and 2015, respectively. The tax benefit realized from exercised stock options was immaterial to the Bancorp’s Consolidated Financial Statements during the years ended December 31, 2017, 2016 and 2015. All stock options were vested as of December 31, 2008, therefore, no stock options vested during the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was immaterial.

158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017		2016		2015

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding at January 1	25	$19.17	119	$14.97	265	$14.25
Exercised	(18)	14.05	(94)	13.86	(126)	13.67
Forfeited or expired	(5)	40.98	-	-	(20)	13.59

Outstanding at December 31	2	$16.50	25	$19.17	119	$14.97

Exercisable at December 31	2	$16.50	25	$19.17	119	$14.97

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2017:

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)

Under $10.00	1	$8.59	1.0
$10.01-$20.00	-	-	-
$20.01-$30.00	1	24.41	-

All stock options	2	$16.50	0.5

Other Stock-Based Compensation

PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during the years ended December 31, 2017, 2016 and 2015 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2017, 2016 and 2015, 407,069, 583,608 and 458,355 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of

$26.52, $14.87 and $19.48 per unit during the years ended December 31, 2017, 2016 and 2015, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2017, 2016 and 2015, there were 475,466, 684,885 and 617,829 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2017	2016	2015

Other noninterest income:
Gain on sale of Vantiv, Inc. shares	$1,037	-	331
Operating lease income	96	102	89
Cardholder fees	54	46	43
BOLI income	52	53	48
Equity method income from interest in Vantiv Holding, LLC	47	66	63
Income from the TRA associated with Vantiv, Inc.	44	313	80
Private equity investment income	36	11	28
Consumer loan and lease fees	23	23	23
Banking center income	20	20	21
Insurance income	8	11	14
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(80)	(56)	(37)
Net (losses) gains on loan sales	(2)	10	38
Gain on sale of certain retail branch operations	-	19	-
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC	-	9	89
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	-	64	236
Net losses on disposition and impairment of bank premises and equipment	-	(13)	(101)
Other, net	22	10	14

Total other noninterest income	$1,357	688	979

Other noninterest expense:
Impairment on affordable housing investments	$222	168	145
FDIC insurance and other taxes	127	126	99
Marketing	114	104	110
Loan and lease	102	110	118
Operating lease	87	86	74
Professional service fees	83	61	70
Losses and adjustments	59	73	55
Data processing	58	51	45
Travel	46	45	54
Postal and courier	42	46	45
Recruitment and education	35	37	33
Donations	28	23	29
Supplies	14	14	16
Insurance	12	15	17
Provision for the reserve for unfunded commitments	-	23	4
Other, net	186	187	191

Total other noninterest expense	$1,215	1,169	1,105

160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2017			2016			2015

($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings Per Share:
Net income available to common shareholders	2,119			1,489			1,637
Less: Income allocated to participating securities	23			15			15

Net income allocated to common shareholders	$2,096	728	2.88	1,474	757	1.95	1,622	799	2.03

Earnings Per Diluted Share:
Net income available to common shareholders	$2,119			1,489			1,637
Effect of dilutive securities:
Stock-based awards	-	13		-	7		-	9

Net income available to common shareholders	2,119			1,489			1,637
plus assumed conversions
Less: Income allocated to participating securities	22			15			15

Net income allocated to common shareholders plus assumed conversions	$2,097	741	2.83	1,474	764	1.93	1,622	808	2.01

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2017, 2016 and 2015 excludes 4 million, 19 million and 16 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the year ended December 31, 2017 excludes the impact of the forward contract related to the December 19, 2017 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the fourth quarter of 2017, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2017, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2016 excludes the impact of the forward contract related to the December 20, 2016 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the fourth quarter of 2016, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2016, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

161  Fifth Third Bancorp

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using

December 31, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,319	-	15,319
Agency commercial mortgage-backed securities	-	10,167	-	10,167
Non-agency commercial mortgage-backed securities	-	3,293	-	3,293
Asset-backed securities and other debt securities	-	2,218	-	2,218
Equity securities(a)	68	1	-	69

Available-for-sale and other securities(a)	166	31,042	-	31,208
Trading securities:
U.S. Treasury and federal agencies securities	1	11	-	12
Obligations of states and political subdivisions securities	-	22	-	22
Mortgage-backed securities:
Residential mortgage-backed securities	-	395	-	395
Asset-backed securities and other debt securities	-	63	-	63
Equity securities	370	-	-	370

Trading securities	371	491	-	862
Residential mortgage loans held for sale	-	399	-	399
Residential mortgage loans(b)	-	-	137	137
MSRs(f)	-	-	858	858
Derivative assets:
Interest rate contracts	1	505	8	514
Foreign exchange contracts	-	124	-	124
Equity contracts	-	20	-	20
Commodity contracts	39	126	-	165

Derivative assets(d)	40	775	8	823

Total assets	$577	32,707	1,003	34,287

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	172	5	178
Foreign exchange contracts	-	120	-	120
Equity contracts	-	-	137	137
Commodity contracts	38	129	-	167

Derivative liabilities(e)	39	421	142	602
Short positions(e)	25	6	-	31

Total liabilities	$64	427	142	633

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at December 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.
(f)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and were measured under the amortization method at December 31, 2016.

162  Fifth Third Bancorp

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

Available-for-sale and other securities and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities include federal agencies securities, obligations of states and political subdivisions securities, residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

163  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 12 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties quarterly that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2017 and 2016, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. The Accounting and Treasury departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the total return swap. Accounting and Treasury review the changes in fair value on a quarterly basis for reasonableness based on Visa stock price changes, litigation contingencies, and escrow funding.

The net asset fair value of the IRLCs at December 31, 2017 was $8 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in fair value of the IRLCs of approximately $3 million and $7 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in fair value of the IRLCs of approximately $4 million and $8 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the year ended December 31, 2017 ($ in millions)	Loans	MSRs(d)	Net(a)	Derivatives	Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	1	(122)	94	(80)	(107)
Purchases/originations	-	236	(2)	-	234
Settlements	(23)	-	(97)	34	(86)
Transfers into Level 3(b)	16	-	-	-	16

Balance, end of period	$137	858	3	(137)	861

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2017(c)	$1	(122)	10	(80)	(191)

(a)	Net interest rate derivatives include derivative assets and liabilities of $8 and $5, respectively, as of December 31, 2017.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and were measured under the amortization method at December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential	Interest Rate	Equity
	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2016 ($ in millions)	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$167	12	201	380
Total gains (losses) (realized/unrealized):
Included in earnings	(2)	115	17	130
Purchases	-	(3)	-	(3)
Sale and exercise of warrant	-	-	(334)	(334)
Settlements	(40)	(116)	25	(131)
Transfers into Level 3(b)	18	-	-	18

Balance, end of period	$143	8	(91)	60

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2016(c)	$(2)	13	(56)	(45)

(a)

Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of December 31, 2016. Net equity derivatives include derivative assets and liabilities of $0 and $91, respectively, as of December 31, 2016.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential	Interest Rate	Equity
	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2015 ($ in millions)	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$108	10	366	484
Total gains (realized/unrealized):
Included in earnings	-	111	288	399
Purchases	-	(2)	-	(2)
Sales and exercise of warrant	-	-	(477)	(477)
Settlements	(28)	(107)	24	(111)
Transfers into Level 3(b)	87	-	-	87

Balance, end of period	$167	12	201	380

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2015(c)	$-	17	66	83

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

165  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 as follows:

($ in millions)	2017	2016	2015

Mortgage banking net revenue	$(29)	112	110
Corporate banking revenue	2	1	1
Other noninterest income	(80)	17	288

Total (losses) gains	$(107)	130	399

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2017, 2016 and 2015 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2017	2016	2015

Mortgage banking net revenue	$(113)	10	16
Corporate banking revenue	2	1	1
Other noninterest income	(80)	(56)	66

Total (losses) gains	$(191)	(45)	83

The following tables present information as of December 31, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 137	Loss rate model	Interest rate risk factor	(10.6) - 14.5%	3.1%
			Credit risk factor	0 - 52.1%	1.4%

MSRs	858	Discounted cash flow	Prepayment speed	0 - 98.1%	(Fixed) 11.4% (Adjustable) 24.6%
			OAS spread (bps)	450 - 1,515	(Fixed) 549 (Adjustable) 785

IRLCs, net	8	Discounted cash flow	Loan closing rates	12.5 - 97.7%	71.8%

Swap associated with the sale of Visa, Inc. Class B Shares	(137)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2020 - 12/31/2023	8/15/2021

As of December 31, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 143	Loss rate model	Interest rate risk factor	(11.5)-13.8%	2.3%
			Credit risk factor	0 - 75.6%	1.4%

IRLCs, net	12	Discounted cash flow	Loan closing rates	23.8 -99.5%	76.8%

Swap associated with the sale of Visa, Inc. Class B Shares	(91)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	8/24/2020

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

166  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2017 and 2016 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2017 and 2016, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
As of December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2017

Commercial loans held for sale	$-	-	1	1	(33)
Commercial and industrial loans	-	-	327	327	(99)
Commercial mortgage loans	-	-	19	19	(12)
Commercial leases	-	-	4	4	(6)
OREO	-	-	27	27	(10)
Bank premises and equipment	-	-	24	24	(6)
Operating lease equipment	-	-	60	60	(42)
Private equity investments	-	-	8	8	(1)
Affordable housing investments	-	-	1,178	1,178	(68)

Total	$-	-	1,648	1,648	(277)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2016

Commercial loans held for sale	$-	-	5	5	(32)
Commercial and industrial loans	-	-	412	412	(166)
Commercial mortgage loans	-	-	15	15	(4)
Commercial construction loans	-	-	-	-	2
Commercial leases	-	-	3	3	(3)
MSRs(a)	-	-	744	744	7
OREO	-	-	42	42	(17)
Bank premises and equipment	-	-	28	28	(31)
Operating lease equipment	-	-	37	37	(9)
Private equity investments			60	60	(9)

Total	$-	-	1,346	1,346	(262)

(a)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and were measured under the amortization method at December 31, 2016.

The following tables present information as of December 31, 2017 and 2016 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$1	Appraised value	Appraised value Costs to sell	NM NM	NM 10.0%

Commercial and industrial loans	327	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	19	Appraised value	Collateral value	NM	NM

Commercial leases	4	Appraised value	Collateral value	NM	NM

OREO	27	Appraised value	Appraised value	NM	NM

Bank premises and equipment	24	Appraised value	Appraised value	NM	NM

Operating lease equipment	60	Appraised value	Appraised value	NM	NM

Private equity investments	8	Liquidity discount applied to fund’s net asset value	Liquidity discount	2.5 - 15.0%	5.8%

Affordable housing investments	1,178	Appraised value	Appraised value	NM	NM

167  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$ 5	Appraised value	Appraised value	NM	NM

Commercial and industrial loans	412	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	15	Appraised value	Collateral value	NM	NM

Commercial construction loans	-	Appraised value	Collateral value	NM	NM

Commercial leases	3	Appraised value	Appraised value	NM	NM

MSRs	744	Discounted cash flow	Prepayment speed	0.7 - 100%	(Fixed) 10.2% (Adjustable) 25.3%
			OAS spread (bps)	100 - 1,515	(Fixed) 654 (Adjustable) 738

OREO	42	Appraised value	Appraised value	NM	NM

Bank premises and equipment	28	Appraised value	Appraised value	NM	NM

Operating lease equipment	37	Appraised value	Appraised value	NM	NM

Private equity investments	60	Liquidity discount applied to fund’s net asset value	Liquidity discount	5.0 - 37.5%	12.8%

Commercial loans held for sale

During the years ended December 31, 2017 and 2016, the Bancorp transferred $85 million and $140 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value. These loans had fair value adjustments during the years ended December 31, 2017 and 2016 totaling $31 million and $30 million, respectively, and were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, during the years ended December 31, 2017 and 2016 there were fair value adjustments on existing loans held for sale of an immaterial amount and $2 million, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized $2 million in losses on the sale of certain commercial loans held for sale during the year ended December 31, 2017 and an immaterial amount of net gains on the sale of certain commercial loans held for sale during the year ended December 31, 2016.

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

Commercial loans and leases held for investment

During the years ended December 31, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

Effective January 1, 2017, the Bancorp elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and under the amortization method at December 31, 2016. Mortgage interest rates increased during the year ended December 31, 2016 and the Bancorp recognized a recovery of temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to fair value. Refer to the MSRs section of the Assets and Liabilities Measured at Fair Value on a Recurring Basis discussion for additional information.

OREO

During the years ended December 31, 2017 and 2016, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2017 and 2016, these losses include $4 million and $8 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $6 million and $9 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating lease equipment

During the years ended December 31, 2017 and 2016, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. During the years ended December 31, 2017 and 2016, the Bancorp recorded net losses of $42 million and $9 million, respectively, as a reduction to corporate banking revenue in the Consolidated Statements of

Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on impairment charges related to certain operating lease equipment.

Private equity investments

In December 2013, the U.S. banking agencies issued final rules to implement section 619 of the DFA, known as the Volcker Rule, which places limitations on banking organizations’ ability to own, sponsor or have certain relationships with certain private equity funds. The Bancorp recognized $1 million and $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2017 and 2016, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of a fund by applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Chief Strategy Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

Affordable housing investments

During the year ended December 31, 2017, the Bancorp recorded $68 million of nonrecurring impairment adjustments to certain affordable housing investments. The impairment charges reflected the decline in value of the investments primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA. The Accounting department is responsible for preparing and reviewing the fair value estimates. For further information on affordable housing investments refer to Note 11.

169  Fifth Third Bancorp

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

Fair value changes recognized in earnings for instruments held at December 31, 2017 and 2016 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $14 million and $6 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both December 31, 2017 and 2016. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2017
Residential mortgage loans measured at fair value	$536	522	14
Past due loans of 90 days or more	5	5	-
Nonaccrual loans	1	1	-

December 31, 2016
Residential mortgage loans measured at fair value	$829	823	6
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

170  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2017 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,514	2,514	-	-	2,514
Other securities	612	-	612	-	612
Held-to-maturity securities	24	-	-	24	24
Other short-term investments	2,753	2,753	-	-	2,753
Loans and leases held for sale	93	-	-	93	93
Portfolio loans and leases:
Commercial and industrial loans	40,519	-	-	41,718	41,718
Commercial mortgage loans	6,539	-	-	6,490	6,490
Commercial construction loans	4,530	-	-	4,560	4,560
Commercial leases	4,054	-	-	3,705	3,705
Residential mortgage loans	15,365	-	-	15,996	15,996
Home equity	6,968	-	-	7,410	7,410
Automobile loans	9,074	-	-	8,832	8,832
Credit card	2,182	-	-	2,616	2,616
Other consumer loans	1,526	-	-	1,621	1,621
Unallocated ALLL	(120)	-	-	-	-

Total portfolio loans and leases, net	$90,637	-	-	92,948	92,948

Financial liabilities:
Deposits	$103,162	-	103,123	-	103,123
Federal funds purchased	174	174	-	-	174
Other short-term borrowings	4,012	-	4,012	-	4,012
Long-term debt	14,904	15,045	529	-	15,574

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2016 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,392	2,392	-	-	2,392
Other securities	607	-	607	-	607
Held-to-maturity securities	26	-	-	26	26
Other short-term investments	2,754	2,754	-	-	2,754
Loans and leases held for sale	65	-	-	65	65
Portfolio loans and leases:
Commercial and industrial loans	40,958	-	-	41,976	41,976
Commercial mortgage loans	6,817	-	-	6,735	6,735
Commercial construction loans	3,887	-	-	3,853	3,853
Commercial leases	3,959	-	-	3,651	3,651
Residential mortgage loans	14,812	-	-	15,415	15,415
Home equity	7,637	-	-	8,421	8,421
Automobile loans	9,941	-	-	9,640	9,640
Credit card	2,135	-	-	2,503	2,503
Other consumer loans	668	-	-	678	678
Unallocated ALLL	(112)	-	-	-	-

Total portfolio loans and leases, net	$90,702	-	-	92,872	92,872

Financial liabilities:
Deposits	$103,821	-	103,811	-	103,811
Federal funds purchased	132	132	-	-	132
Other short-term borrowings	3,535	-	3,535	-	3,535
Long-term debt	14,388	14,288	545	-	14,833

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

171  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and leases held for sale

Fair values for commercial loans and leases held for sale were valued based on executable bids when available, or on DCF models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows. Fair values for residential mortgage loans held for sale were valued based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations.

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

172  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. REGULATORY CAPITAL REQUIREMENTS AND CAPITAL RATIOS

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. The regulatory capital requirements were revised by the Basel III Final Rule which was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures defining minimum regulatory capital requirements as well as the measure of “well-capitalized”

status. Additionally, the Board of Governors of the Federal Reserve System issued similar guidelines for minimum regulatory capital requirements and “well-capitalized” measurements for banking subsidiaries.

Quarterly average assets are a component of the Tier I leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

	Minimum	Well-Capitalized

CET1 capital	4.50%	6.50
Tier I risk-based capital	6.00	8.00
Total risk-based capital	8.00	10.00
Tier I leverage	4.00	5.00

Failure to meet the minimum capital requirements or falling below the “well-capitalized” measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. Additionally, when fully phased-in in 2019, the Basel III Final Rule will include a capital conservation buffer requirement of 2.5% in addition to the minimum capital requirements of the CET1, Tier I capital and Total risk-based capital ratios in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers.

The Bancorp and its banking subsidiary, Fifth Third Bank, had CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at both December 31, 2017 and 2016. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios. In addition, the Bancorp exceeded the “capital conservation buffer” ratio for all periods presented.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2017		2016
($ in millions)	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets):
Fifth Third Bancorp	$12,517	10.61%	$12,426	10.39%
Fifth Third Bank	14,008	12.06	14,015	11.92
Tier I risk-based capital (to risk-weighted assets):
Fifth Third Bancorp	13,848	11.74	13,756	11.50
Fifth Third Bank	14,008	12.06	14,015	11.92
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp	17,887	15.16	17,972	15.02
Fifth Third Bank	16,126	13.88	16,175	13.76
Tier I leverage (to quarterly average assets):
Fifth Third Bancorp	13,848	10.01	13,756	9.90
Fifth Third Bank	14,008	10.32	14,015	10.30

173  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)

For the years ended December 31 ($ in millions)	2017	2016	2015

Income
Dividends from subsidiaries:
Consolidated nonbank subsidiaries(a)	$2,343	1,886	1,040
Interest on loans to subsidiaries	21	18	15

Total income	2,364	1,904	1,055

Expenses
Interest	176	171	178
Other	42	18	22

Total expenses	218	189	200

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	2,146	1,715	855
Applicable income tax benefit	68	63	69

Income Before Change in Undistributed Earnings of Subsidiaries	2,214	1,778	924
Change in undistributed earnings	(20)	(214)	788

Net Income	$2,194	1,564	1,712

Other Comprehensive Income	-	-	-

Comprehensive Income Attributable to Bancorp	$2,194	1,564	1,712

(a)

The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $2.3 billion, $1.9 billion and $1.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Condensed Balance Sheets (Parent Company Only)

As of December 31 ($ in millions)	2017	2016

Assets
Cash	$80	130
Short-term investments	3,493	3,074
Loans to subsidiaries:
Nonbank subsidiaries	843	969

Total loans to subsidiaries	843	969

Investment in subsidiaries:
Nonbank subsidiaries	17,695	17,588

Total investment in subsidiaries	17,695	17,588

Goodwill	80	80
Other assets	329	366

Total Assets	$22,520	22,207

Liabilities
Other short-term borrowings	$315	344
Accrued expenses and other liabilities	472	461
Long-term debt (external)	5,348	5,170

Total Liabilities	$6,135	5,975

Equity
Common stock	$2,051	2,051
Preferred stock	1,331	1,331
Capital surplus	2,790	2,756
Retained earnings	15,122	13,441
Accumulated other comprehensive income	73	59
Treasury stock	(5,002)	(3,433)
Noncontrolling interests	20	27

Total Equity	16,385	16,232

Total Liabilities and Equity	$22,520	22,207

174  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31 ($ in millions)	2017	2016	2015

Operating Activities
Net income	$2,194	1,564	1,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	2	-	(4)
Net change in undistributed earnings	20	214	(788)
Net change in:
Other assets	37	14	(18)
Accrued expenses and other liabilities	(15)	(35)	31

Net Cash Provided by Operating Activities	2,238	1,757	933

Investing Activities
Net change in:
Short-term investments	(419)	654	(539)
Loans to subsidiaries	126	13	2

Net Cash (Used in) Provided by Investing Activities	(293)	667	(537)

Financing Activities
Net change in other short-term borrowings	(29)	(60)	(22)
Dividends paid on common stock	(430)	(402)	(422)
Dividends paid on preferred stock	(75)	(52)	(75)
Proceeds from issuance of long-term debt	697	-	1,099
Repayment of long-term debt	(500)	(1,250)	-
Repurchase of treasury stock and related forward contract	(1,605)	(661)	(850)
Other, net	(53)	3	2

Net Cash Used in Financing Activities	(1,995)	(2,422)	(268)

(Decrease) Increase in Cash	(50)	2	128
Cash at Beginning of Period	130	128	-

Cash at End of Period	$80	130	128

175  Fifth Third Bancorp

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge rates and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

The Bancorp adjusts the FTP charge rates and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2017 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2016, thus net interest income for deposit-providing business segments was positively impacted during 2017. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2017.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,154 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of five main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Insurance Agency, Inc. assists clients with their financial and risk management needs. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

176  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the results of operations and assets by business segment for the years ended December 31:

2017 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total

Net interest income	$1,652		1,782		240	154	(30)		-	3,798
Provision for loan and lease losses	38		153		40	6	24		-	261

Net interest income after provision for loan and lease losses	1,614		1,629		200	148	(54)		-	3,537

Total noninterest income	838	(c)	756	(b)	237	419	1,106		(132)(a)	3,224
Total noninterest expense	1,496		1,621		467	454	84		(132)	3,990

Income (loss) before income taxes	956		764		(30)	113	968		-	2,771
Applicable income tax expense (benefit)	150		270		(11)	39	129		-	577

Net income (loss)	806		494		(19)	74	839		-	2,194
Less: Net income attributable to noncontrolling interests	-		-		-	-	-		-	-

Net income (loss) attributable to Bancorp	806		494		(19)	74	839		-	2,194
Dividends on preferred stock	-		-		-	-	75		-	75

Net income (loss) available to common shareholders	$806		494		(19)	74	764		-	2,119

Total goodwill	$613		1,655		-	177	-		-	2,445

Total assets	$58,568		57,892		22,218	9,485	(5,970	) (d)	-	142,193

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $7 for branches and land. For more information refer to Note 7 and Note 27.
(c)	Includes impairment charges of $52 for operating lease equipment. For more information refer to Note 8 and Note 27.
(d)	Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 7.

2016 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,814		1,669		248	168	(284)	-	3,615
Provision for loan and lease losses	76		138		44	1	84	-	343

Net interest income after provision for loan and lease losses	1,738		1,531		204	167	(368)	-	3,272

Total noninterest income	907	(c)	755	(b)	303	399	463	(131)(a)	2,696
Total noninterest expense	1,426		1,621		475	422	90	(131)	3,903

Income before income taxes	1,219		665		32	144	5	-	2,065
Applicable income tax expense	224		234		12	51	(16)	-	505

Net income	995		431		20	93	21	-	1,560
Less: Net income attributable to noncontrolling interests	-		-		-	-	(4)	-	(4)

Net income attributable to Bancorp	995		431		20	93	25	-	1,564
Dividends on preferred stock	-		-		-	-	75	-	75

Net income available to common shareholders	$995		431		20	93	(50)	-	1,489

Total goodwill	$613		1,655		-	148	-	-	2,416

Total assets	$58,092		55,940		22,041	9,487	(3,383)(d)	-	142,177

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $32 for branches and land. For more information refer to Note 7 and Note 27.
(c)	Includes impairment charges of $20 for operating lease equipment. For more information, refer to Note 8 and Note 27.
(d)	Includes bank premises and equipment of $39 classified as held for sale. For more information, refer to Note 7.

2015 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,625		1,555		249	128	(24)	-	3,533
Provision for loan and lease losses	298		151		44	3	(100)	-	396

Net interest income after provision for loan and lease losses	1,327		1,404		205	125	76	-	3,137

Total noninterest income	853	(c)	652	(b)	407	418	822	(149)(a)	3,003
Total noninterest expense	1,369		1,598		440	455	62	(149)	3,775

Income before income taxes	811		458		172	88	836	-	2,365
Applicable income tax expense	93		161		61	30	314	-	659

Net income	718		297		111	58	522	-	1,706
Less: Net income attributable to noncontrolling interests	-		-		-	-	(6)	-	(6)

Net income attributable to Bancorp	718		297		111	58	528	-	1,712
Dividends on preferred stock	-		-		-	-	75	-	75

Net income available to common shareholders	$718		297		111	58	453	-	1,637

Total goodwill	$613		1,655		-	148	-	-	2,416

Total assets	$58,105		53,609		22,656	9,939	(3,261)(d)	-	141,048

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $109 for branches and land. For more information refer to Note 7.
(c)	Includes impairment charges of $36 for operating lease equipment. For more information, refer to Note 8.
(d)	Includes bank premises and equipment of $81 classified as held for sale.

177  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. SUBSEQUENT EVENTS

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp expects to recognize a gain of approximately $415 million in other noninterest income in the Bancorp’s first quarter of 2018 Quarterly Report on Form 10-Q for the dilution in its ownership interest in Vantiv Holding, LLC from approximately 8.6% to approximately 4.9%. The Bancorp’s remaining interest in Vantiv Holding, LLC continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

On February 8, 2018 the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $318 million on February 12, 2018 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 15, 2016. The Bancorp expects the settlement of the transaction to occur on or before May 14, 2018.

178  Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 694,212,973 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2018. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $19,144,447,530 as of June 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2017 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2017. No other information contained in this 2017 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	180-185
	Employees	45
	Segment Information	48-55, 176-177
	Average Balance Sheets	41
	Analysis of Net Interest Income and Net Interest Income Changes	40-42
	Investment Securities Portfolio	59-61, 109-110
	Loan and Lease Portfolio	58-59, 111-112
	Risk Elements of Loan and Lease Portfolio	65-79
	Deposits	61-63
	Return on Equity and Assets	31
	Short-term Borrowings	63, 134
Item 1A.	Risk Factors	186-196
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	197
Item 3.	Legal Proceedings	142-143
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	197
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	198
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-88
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	79-83
Item 8.	Financial Statements and Supplementary Data	92-178
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	None

179  Fifth Third Bancorp

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	200
Item 11.	Executive Compensation	200
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	156-159, 200
Item 13.	Certain Relationships and Related Transactions, and Director Independence	200
Item 14.	Principal Accounting Fees and Services	200
PART IV
Item 15.	Exhibits, Financial Statement Schedules	200-204
SIGNATURES		205

PART I

ITEM 1.    BUSINESS

General Information

Fifth Third Bancorp (the “Bancorp”), an Ohio corporation organized in 1975, is a bank holding company (“BHC”) as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and has elected to be treated as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and regulations of the Board of Governors of the Federal Reserve System (the “FRB”).

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. As of December 31, 2017, the Company had $142 billion in assets and operates 1,154 full-service Banking Centers, and 2,469 ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. Fifth Third operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending, and Wealth & Asset Management. As of December 31, 2017 Fifth Third’s interest in Vantiv Holding, LLC was approximately 8.6%. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $219 million as of December 31, 2017. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2017, had $362 billion in assets under care, of which it managed $37 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a wide range of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans, and auto loans. These products and services are delivered through a variety of channels including the Company’s Banking Centers, other offices, telephone sales, the internet and mobile applications. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2017.

The Bancorp derives the majority of its revenues from the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements.

Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Financial Information

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

Competition

The Bancorp competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to traditional financial institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, telecommunications, technology and insurance companies as well as large retailers. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

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

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its banking subsidiary are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders of a bank or the parent company of a bank.

180  Fifth Third Bancorp

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

The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of their business, their activities, their investments, their capital and liquidity levels, their ability to make capital distributions (such as share repurchases and dividends), their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, the amount of and collateral for certain loans, and the amount of interest that may be charged on loans as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.

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

Financial Holding Companies

A FHC is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). The DFA also extended the well capitalized and well managed requirement to the BHC. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Bancorp’s ability to make capital distributions, including dividends is subject to the FRB’s non-objection to the Bancorp’s capital plan as part of the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process discussed below (see Systemically Significant Companies and Capital).

Source of Strength

Under long-standing FRB policy and now as codified in the DFA, a BHC is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it.

181  Fifth Third Bancorp

FDIC Assessments

Under the FDIC’s assessment system for determining payments to the DIF insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs. The assessment base of a large IDI is its total assets less tangible equity. This assessment base affords the FDIC much greater flexibility to vary its assessment system based upon the different asset classes that large IDIs normally hold on their balance sheets.

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of large IDIs. The Bancorp became subject to the FDIC surcharge and reduced regular FDIC insurance assessments on July 1, 2016. The surcharges will continue through the quarter that the DIF reserve ratio first reaches or exceeds 1.35% of insured deposits, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more, such as the Bancorp.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions between a bank and its affiliates, including a parent BHC. The Bancorp’s banking subsidiary is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus.

Community Reinvestment Act

The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities and the CRA requires the FRB to evaluate the performance of such depository institutions with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The FRB must take into account the record of performance of depository institutions in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. For purposes of CRA examinations, the FRB rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The FRB conducted a regularly scheduled examination covering 2014 through 2016 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. This CRA examination resulted in a change in rating from “Needs to Improve” to “Outstanding”.

Capital Generally

The Bancorp and its banking subsidiary are subject to the FRB’s capital adequacy rules. Failure to meet capital requirements could subject the Bancorp and its banking subsidiary to a variety of restrictions and enforcement actions.

Systemically Significant Companies and Capital

Pursuant to Title I of the DFA, U.S. BHCs with $50 billion or more in total consolidated assets, including Fifth Third, are subject to enhanced prudential standards and early remediation requirements. The FRB imposes enhanced capital and risk-management standards on these firms and conducts annual stress tests on all BHCs with $50 billion or more in assets to determine whether they have adequate capital available to absorb losses in baseline, adverse, or severely adverse economic conditions.

BHCs with $50 billion or more in consolidated assets must submit capital plans to the FRB on an annual basis, and those BHCs are generally required to receive the FRB’s non-objection to their capital plan before making a capital distribution, such as a share repurchase or dividend. In addition, even with an approved capital plan, a BHC must seek the approval of the FRB before making a capital distribution if, among other reasons, the BHC would not meet its regulatory capital requirements after making the proposed capital distribution.

Under its CCAR process, the FRB annually evaluates capital adequacy, internal capital adequacy, assessment processes and capital distribution plans of BHCs with $50 billion or more in assets. The CCAR process is intended to help ensure that those BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the BHC’s process for assessing capital adequacy and the BHC’s capital policy. A BHC’s ability to make capital distributions – that is, dividends and share repurchases – is subject to limitations if the amount of the BHC’s actual capital issuances are less than the amounts indicated in the BHC’s capital plan as to which it received a non-objection from the FRB. The 2018 capital plan must be submitted to the FRB by April 5, 2018.

In 2013, the U.S. banking regulators approved final regulatory capital rules (the “Final Capital Rules”) that substantially revised the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, such as the Bancorp and its banking subsidiary, as compared to the previous U.S. risk-based and leverage capital rules. The Final Capital Rules were based on the Basel Committee on Banking Supervision’s (“Basel Committee”) capital framework for enhancing international capital standards (referred to as Basel III) and also implemented certain provisions of the DFA.

The Final Capital Rules, among other things, (i) include a new capital measure “Common Equity Tier I” (“CET1”), (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, including common stock and related surplus, net of treasury stock, retained earnings, certain minority interests and, for certain firms, accumulated other comprehensive income (“AOCI”). Under the Final Capital Rules, the Bancorp made a one-time election (the “Opt-out Election”) to filter certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1.

182  Fifth Third Bancorp

When fully phased-in on January 1, 2019, the Final Capital Rules require banking organizations to maintain a capital conservation buffer. For more information related to the capital conservation buffer, refer to Note 28 of the Notes to Consolidated Financial Statements.

The Final Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant common stock investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In September 2017, the U.S. banking regulators proposed to revise and simplify the deductions for these items for banking organizations, such as the Bancorp, that are not subject to the “advanced approaches” under the Final Capital Rules.

The Final Capital Rules were effective for the Bancorp on January 1, 2015, with certain provisions subject to phase-in periods. In November 2017, the U.S. banking regulators revised the Final Capital Rules to extend the current transitional treatment of the deductions described above for non-advanced approaches banking organizations until the September 2017 proposal is finalized.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bancorp or the Bank. The impact of Basel IV will depend on the manner in which it is implemented by the U.S. banking regulators.

The FRB’s rules require BHCs with $10 billion or more in consolidated assets to establish risk committees and require BHCs with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including company-run liquidity stress testing using various time horizons and a buffer of highly liquid assets based on projected funding needs for a 30-day time horizon. These liquidity-related provisions are designed to be complementary to the Final LCR Rule applicable to BHCs (as discussed below). Rules to implement two other components of the DFA’s enhanced prudential standards –single-counterparty credit limits and early remediation requirements– are still under consideration by the FRB. Fifth Third has conducted a self-evaluation of all the requirements within the enhanced prudential standards, and believe the necessary steps have been taken to ensure compliance with all requirements regarding liquidity, risk exposures, and early remediation.

Liquidity Regulation

Liquidity risk management and supervision have become increasingly important since the financial crisis. In addition to the liquidity buffer requirement discussed above, the Bancorp is subject to the U.S. banking regulators final rule (the “Final LCR Rule”) implementing the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”), which is designed to ensure that banking entities maintain an adequate level of unencumbered high-quality liquid assets (“HQLA”) under an acute 30-day liquidity stress scenario. The LCR Rule applies in modified, less stringent form to BHCs, such as the Bancorp, having $50 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. The LCR is the ratio of an institution’s HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule became fully phased-in on January 1, 2017, and a subject institution must maintain an LCR equal to at least 100%. Only specific classes of assets, including U.S. Treasuries, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying prescribed outflow and inflow rates against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold HQLA equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to the Bancorp is capped at 70% of the outflow rate that applies to the full LCR. The LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

In addition to the LCR, the Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. In May, 2016, the U.S. banking regulators proposed a rule to implement the NSFR. As proposed, the most stringent requirements would apply to firms with $250 billion or more in assets or $10 billion or more in on-balance sheet foreign exposure. Holding companies with less than $250 billion, but more than $50 billion in assets and less than $10 billion in on-balance foreign exposure, such as the Bancorp, would be subject to a less stringent, modified NFSR requirement. As proposed the NSFR rule would have taken effect on January 1, 2018; however, the U.S. banking regulators have not issued a final rule.

Privacy and Data Security

The FRB, FDIC and other bank regulatory agencies have adopted guidelines (the “Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

183  Fifth Third Bancorp

In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.

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

Anti-Money Laundering and Sanctions

The Bancorp is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These include the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act, and regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with these laws

Executive Compensation

Pursuant to the DFA, the SEC adopted rules in 2011 requiring that each public company give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The SEC also adopted rules on disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

The SEC’s rules also direct the stock exchanges to prohibit listing classes of equity securities of a company if a company’s compensation committee members are not independent. The rules also provide that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

In August 2015, the SEC adopted final rules implementing the pay ratio provisions of the DFA by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. Under SEC guidance issued in September 2017, companies such as the Bancorp will be able to use widely-recognized tests to determine who counts as an employee under the rule, use existing internal records such as payroll and tax information and describe the ratio as an estimate. For a registrant with a fiscal year ending on December 31, such as Bancorp, the pay ratio will be required as part of its executive compensation disclosure in proxy statements or Form 10-Ks filed starting in 2018.

The DFA provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws. In the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The DFA requires the SEC to adopt a rule to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

In June 2016, the SEC and the federal banking agencies issued a proposed rule to implement the incentive-based compensation provisions of section 956 of the DFA. The proposal would establish new requirements for incentive-based compensation at institutions with assets of at least $1 billion. No final rule has been issued.

Debit Card Interchange Fees

The DFA provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. The FRB has issued a final rule establishing certain standards and prohibitions pursuant to the DFA, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The rule imposes requirements on the Bancorp and its banking subsidiary and may negatively impact its revenues and results of operations.

FDIC Matters and Resolution Planning

Title II of the DFA creates an orderly liquidation process that the FDIC can employ for failing systemically important financial companies. Additionally, the DFA also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

184  Fifth Third Bancorp

The FDIC’s rules require an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The Bancorp’s banking subsidiary is subject to this rule and submitted its most recent resolution plan pursuant to this rule as of December 31, 2015.

The FRB’s and FDIC’s rule implementing the resolution planning requirements of Section 165(d) of the DFA requires BHCs with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the rule, companies must submit their initial resolution plans on a staggered basis. In August 2016, the FDIC and the FRB announced that 38 firms, including Fifth Third, will be required to submit their next resolutions by December 31, 2017. The Bancorp submitted its resolution plan pursuant to this rule as of December 31, 2016 by the required December 31, 2017 deadline.

Proprietary Trading and Investing in Certain Funds

The DFA sets forth restrictions on banking organizations’ ability to engage in proprietary trading and sponsor or invest in “covered funds,” such as private equity and hedge funds (the “Volcker Rule”). The Volcker Rule generally prohibits any banking entity from engaging in short-term proprietary trading for its own account, but permits transactions in certain securities (such as securities of the U.S. government), transactions on behalf of customers and activities such as market making, underwriting and risk-mitigating hedging. In addition, the Volcker Rule limits the sponsorship of or investment in a covered fund by any banking entity. The Volcker Rule also prohibits certain types of transactions between a banking entity and any covered fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor, similar to those transactions between banks and their affiliates that are limited as described above. The FRB granted extensions to banking entities, including the Bancorp, to conform to the requirements of the Volcker Rule with respect to “illiquid funds”, as defined in the Volcker Rule. The Bancorp is also required to maintain a satisfactory Volcker Rule compliance program.

Derivatives

Title VII of the DFA includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. Fifth Third Bank is provisionally registered with the Commodity Futures Trading Commission as a swap dealer. As with the Volcker Rule, the Bank is required to maintain a satisfactory compliance program to monitor its activities under these regulations. Certain regulations implementing Title VII of the DFA have not been finalized. The ultimate impact of these regulations, and the time it will take to comply, continues to remain uncertain. The final regulations may impose additional operational and compliance costs and may require the restructuring of certain businesses and may negatively impact revenues and results of operations.

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

185  Fifth Third Bancorp

ITEM 1A. RISK FACTORS

The risks listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations, or its business. Some of these risks are interrelated, and the occurrence of one or more of them may exacerbate the effect of others.

CREDIT RISKS

Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans, leases, credit cards or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the credit portfolios including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

Fifth Third might underestimate the credit losses inherent in its portfolios and have credit losses in excess of the amount reserved. Fifth Third might increase the reserve because of changing economic conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2017; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions decline. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

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

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 71% of average total assets for the year ending December 31, 2017). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

186  Fifth Third Bancorp

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

Recent regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. In addition, the NSFR has been proposed. Given the overlap and complex interactions of these new and prospective liquidity-related regulations with other regulatory changes, including the resolution and recovery framework applicable to Fifth Third, the full impact of these regulations will remain uncertain until their full implementation. It is also uncertain whether adopted and proposed regulations will ultimately be rolled back or modified as a result of the change in administration in the U.S. Uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime may negatively impact Fifth Third’s business.

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, then Fifth Third’s liquidity, operating margins, and financial results and condition may be materially adversely affected. Fifth Third may also need to raise additional capital through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital.

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

If Fifth Third is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to maintain or grow its deposits. If Fifth Third is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Also, customers typically move money from bank deposits to alternative investments during rising interest rate environments, an environment that the U.S. is expected to see over the medium-term. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. Fifth Third’s bank customers could take their money out of the Bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Higher funding costs reduce Fifth Third’s net interest margin and net interest income.

The Bancorp’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay. Regulatory scrutiny of liquidity and capital levels at bank holding companies and insured depository institution subsidiaries has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent bank holding companies. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt. For further information refer to Note 3 of the Notes to Consolidated Financial Statements.

187  Fifth Third Bancorp

OPERATIONAL RISKS

Fifth Third is exposed to cyber-security risks, including denial of service, hacking, and identity theft, which could result in the disclosure, theft or destruction of confidential information.

Fifth Third relies heavily on communications and information systems to conduct its business. This includes the use of networks, the internet, digital applications, and the telecommunications and computer systems of third parties to perform business activities. Additionally, digital and mobile technologies are leveraged to interact with customers, which increases the risk of information security breaches. Any failure, interruption or breach in security of these systems could result in disruptions to Fifth Third’s accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus, and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. Specifically, the recent Equifax breach included the compromise of millions of consumer records, some of which were Fifth Third customers. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank, and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information.

Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Fifth Third may incur increasing costs in an effort to minimize these risks or in the investigation of such cyber-attacks or related to the protection of the Bancorp’s customers from identity theft as a result of such attacks. Fifth Third may also be required to incur significant costs in connection with any regulatory investigation or civil litigation resulting from a cyber-attack. Despite its efforts, the occurrence of any failure, interruption or security breach of Fifth Third’s systems or third-party service providers (or providers to such third-party service providers), particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, result in substantial remediation costs, additional cyber-security protection costs and increased insurance premiums, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

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

Third parties with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third parties, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by third parties. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. For example, it has been reported that there is a fundamental security flaw in computer chips found in many types of computing devices, including phones, tablets, laptops, and desktops. While the Bancorp believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

188  Fifth Third Bancorp

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. The Bancorp could also be adversely affected if it loses access to information or services from a third party service provider as a result of a security breach or system or operational failure or disruption affecting the third party service provider.

Fifth Third may not be able to effectively manage organizational changes and implement key initiatives in a timely fashion, or at all, due to competing priorities which could adversely affect its business, results of operations, financial condition and reputation.

Fifth Third is subject to rapid changes in technology, regulation, and product innovation, and faces intense competition for customers, sources of revenue, capital, services, qualified employees, and other essential business resources. In order to meet these challenges, Fifth Third is or may be engaged in numerous critical strategic initiatives at the same time. Accomplishing these initiatives may be complex, time intensive and require significant financial, technological, management and other resources. These initiatives may consume management’s attention and may compete for limited resources. In addition, organizational changes may need to be implemented throughout Fifth Third as a result of the new products, services, partnerships and processes that arise from the execution of the various strategic initiatives. Fifth Third may have difficulty managing these organizational changes and executing these initiatives effectively in a timely fashion, or at all. Fifth Third’s failure to do so could expose it to litigation or regulatory action and may damage Fifth Third’s business, results of operations, financial condition and reputation.

Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.

Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. Fifth Third may not be able to successfully implement and integrate future system enhancements, or may not be able to do so on a cost-effective basis, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and result in reputational harm and have other negative effects. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.

Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, legal risk, compliance risk, strategic risk, reputational risk, and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations.

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

Fifth Third may experience losses related to fraud, theft or violence.

Fifth Third may experience losses incurred due to customer or employee fraud, theft or physical violence. Additionally, physical violence may negatively affect Fifth Third’s key personnel, facilities or systems. These losses may be material and negatively affect Fifth Third’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors increases and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Fifth Third continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

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

189  Fifth Third Bancorp

If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

REGULATORY COMPLIANCE RISKS

Fifth Third is subject to extensive governmental regulation which could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.

Government regulation and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

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

Although there is uncertainty regarding whether the programs implemented and the legislation passed following the financial crisis will remain in place or be modified or repealed under the new administration in the U.S., any new proposals for legislation and regulations introduced could further substantially increase compliance costs in the financial services industry. In addition, changes to laws and regulations could have a negative impact in the short term even if the longer-term impact of those changes may be expected to be positive for Fifth Third. Fifth Third cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on Fifth Third. Changes in regulation could affect Fifth Third in a substantial way and could have an adverse effect on its business, financial condition and results of operations. Additionally, legislation or regulatory reform could affect the behaviors of third parties that Fifth Third deals with in the course of business, such as rating agencies, insurance companies and investors. The extent to which Fifth Third can adjust its strategies to offset such adverse impacts also is not known at this time.

In addition, changes in laws or regulations that affect Fifth Third’s customers and business partners could negatively affect Fifth Third’s revenues and expenses. Certain changes in laws such as recent tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Fifth Third’s products or services and could negatively affect its revenues and results of operations. Other changes in laws or regulations could cause Fifth Third’s third party service providers and other vendors to increase the prices they charge to Fifth Third and negatively affect Fifth Third’s expenses and financial results.

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

Failure by the Bancorp or Fifth Third Bank to meet the applicable eligibility requirements for FHC status (including capital and management requirements and that Fifth Third Bank maintain at least a “Satisfactory” CRA rating) may result in restrictions on certain activities of the Bancorp, including the commencement of new activities and mergers with or acquisitions of other financial institutions, and could ultimately result in the loss of financial holding company status.

Fifth Third and other financial institutions are subject to scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning, AML/BSA, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

In this regard, government authorities, including the bank regulatory agencies and law enforcement, are also pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect Fifth Third’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith. The government enforcement authority includes, among other things, the ability to assess significant civil or criminal monetary penalties, fines, or restitution; to issue cease and desist or removal orders; and to initiate injunctive actions against banking organizations and institution-affiliated parties. These enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

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

190  Fifth Third Bancorp

Fifth Third could face serious negative consequences if its third party service providers, business partners or investments fail to comply with applicable laws, rules or regulations.

Fifth Third is expected to oversee the legal and regulatory compliance of its business endeavors, including those performed by third party service providers, business partners, other vendors and certain companies in which Fifth Third has invested. Legal authorities and regulators could hold Fifth Third responsible for failures by these parties to comply with applicable laws, rules or regulations. These failures could expose Fifth Third to significant litigation or regulatory action that could limit its activities or impose significant fines or other financial losses. Additionally, Fifth Third could be subject to significant litigation from consumers or other parties harmed by these failures and could suffer significant losses of business and revenue, as well as reputational harm as a result of these failures.

As a regulated entity, the Bancorp is subject to certain capital requirements that may limit its operations and potential growth.

As a BHC and an FHC, the Bancorp is subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements, investment practices, dividend policy and growth. The Bancorp must maintain certain risk-based and leverage capital ratios as required by the FRB which can change depending upon general economic conditions and the Bancorp’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect the Bancorp’s ability to expand or maintain present business levels.

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

The Commodity Futures Trading Commission, (“CFTC”) and SEC regulate the U.S. derivatives markets pursuant to the authority provided under Title VII of DFA. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, now has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, Fifth Third Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. Although the ultimate impact will depend on the promulgation of all final regulations, Fifth Third’s derivatives activity is subject to FRB margin requirements and may also be subject to capital requirements specific to this derivatives activity. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Once finalized, the rules may raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations.

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

191  Fifth Third Bancorp

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

MARKET RISKS

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

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

Global political and economic uncertainties and changes may adversely affect Fifth Third.

Global financial markets, including the United States, face political and economic uncertainties that may delay investment and hamper economic activity. International events such as separatist movements, leadership changes and political and military conflicts could adversely affect global financial activity and markets and could negatively affect the U.S. economy. Additionally, the Federal Reserve and other major central banks have begun the process of removing or reducing monetary accommodation, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks, and volatile markets and could negatively impact Fifth Third’s businesses, results of operations and financial condition.

Changes in interest rates could affect Fifth Third’s income and cash flows.

Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third, its customers and its shareholders.

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

192  Fifth Third Bancorp

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

Fifth Third’s mortgage banking net revenue can be volatile from quarter to quarter.

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

LEGAL RISKS

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding their respective customers and businesses, as well as their sales practices, data security, product offerings, compensation practices, and other compliance issues. Also, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Fifth Third. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. In addition, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters, and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation, and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions.

Each of the matters described above may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures. In addition, responding to information-gathering requests, reviews, investigations and proceedings, regardless of the ultimate outcome of the matter, could be time-consuming and expensive.

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

193  Fifth Third Bancorp

Thus, Fifth Third’s ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect Fifth Third’s results of operations.

In addition, there has been a trend of public settlements with governmental agencies that may adversely affect other financial institutions, to the extent such settlements are used as a template for future settlements. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties.

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

STRATEGIC RISKS

If Fifth Third does not respond to intense competition and rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer.

Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, and specialty finance, telecommunications, technology and insurance companies as well as large retailers who seek to offer one-stop financial services in addition to other products and services desired by consumers that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. Many of these other firms may be significantly larger than Fifth Third and may have access to customers, and financial resources that are beyond Fifth Third’s capability. Fifth Third competes with these firms with respect to capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price.

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

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,194 full-service banking centers, 50 parcels of land held for the development of future banking centers and 8 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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

194  Fifth Third Bancorp

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

Fifth Third may sell or consider selling one or more of its businesses or investments. Should it determine to sell such a business or investment, it may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses or investments, the loss of income could have an adverse effect on its earnings and future growth.

Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic businesses, investments and other assets that are not significantly synergistic with its core financial services businesses or, in the future, may no longer be aligned with Fifth Third’s strategic plans or regulatory expectations. Further, Fifth Third is expected to conform to the final Volcker Rule with respect to certain illiquid funds within an extended compliance period. Fifth Third has, from time to time, considered and undertaken (and, in the case of Vantiv, has announced its intention to continue) the sale of such businesses, investments and/or interests, including, for example, portions of Fifth Third’s stake in Vantiv Holding, LLC and certain illiquid funds that do not conform to the Volcker Rule. In any such sales, Fifth Third would be subject to market forces that may affect the timing, pricing or result in an unsuccessful sale. If Fifth Third were to complete the sale of any of its businesses, investments and/or interests in third parties, it would lose the income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

The results of Vantiv Holding, LLC could have a negative impact on Fifth Third’s operating results and financial condition.

In 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions). As a result of additional share sales completed by Fifth Third between 2013 and 2017, the Bancorp ownership share in Vantiv Holding, LLC as of December 31, 2017, was approximately 8.6% (which was reduced further to approximately 4.9% after the closing of Vantiv’s acquisition of Worldpay Group plc.). The Bancorp’s investment in Vantiv Holding, LLC is currently accounted for under the equity method of accounting and is not consolidated based on the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and Fifth Third. Vantiv Holding, LLC’s operating results could be poor and could negatively affect the operating results of Fifth Third. Also, Fifth Third participates in a multi-lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on the future cash flows of Vantiv Holding, LLC, which are subject to their own risks and uncertainties. Additionally, Fifth Third’s contractual arrangements with Vantiv Holding, LLC are subject to further unique risks and uncertainties.

Changes in Fifth Third’s ownership in Vantiv Holding, LLC could have an impact on Fifth Third’s stock price, operating results, financial condition, and future outlook.

Fifth Third expects that it will reduce its equity investments in Vantiv Holding, LLC and its publicly traded parent, Worldpay, Inc. (formerly, Vantiv, Inc.), in whole or in part, but there can be no assurance that such sales will occur or as to when they will occur or the value that might be received by Fifth Third. A reduction in Fifth Third’s Vantiv ownership interest may result from a series of sale transactions similar to transactions in Vantiv securities engaged in by Fifth Third to date, or could occur as a result of one or more larger transactions, depending on strategic considerations, market conditions, or other factors deemed important by Fifth Third. Additionally, Fifth Third’s ownership in Vantiv could be affected by additional transactions that Vantiv may undertake. The nature, terms, and timing of transactions engaged in by Vantiv may not be entirely within Fifth Third’s control, if at all. If and when Fifth Third’s ownership in Vantiv is reduced, such changes in ownership could have a material impact, positive or negative, on Fifth Third’s stock price, operating results, financial condition and future outlook.

GENERAL BUSINESS RISKS

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

195  Fifth Third Bancorp

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

Fifth Third is exposed to reputational risk.

Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, behavior of employees, association with particular customers, business partners, investment or vendors, as well as developments from any of the other risks described above, may result in negative public opinion and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth

Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action.

196  Fifth Third Bancorp

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

At December 31, 2017, the Bancorp, through its banking and non-banking subsidiaries, operated 1,154 banking centers, of which 835 were owned, 221 were leased and 98 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 28, 2018 are listed below along with their business experience during the past five years:

Greg D. Carmichael, 56. Chairman of the Board since February 2018, Chief Executive Officer of the Bancorp since November 2015 and President since September 2012. Previously, Mr. Carmichael was Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Lars C. Anderson, 56. Executive Vice President and Chief Operating Officer of the Bancorp since August 2015. Previously, Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank since December 2010.

Frank R. Forrest, 63. Executive Vice President and Chief Risk Officer of the Bancorp since April 2014. Previously, Mr. Forrest was Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Prior to that, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 52. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Aravind Immaneni, 47. Executive Vice President and Chief Operations and Technology Officer since November 2016. Previously Mr. Immaneni worked for TD Bank as Executive Vice

President and Head of Retail Distribution Strategy & Operations since November 2014, Senior Vice President and Head of Retail Bank Operations from August 2013 to November 2014, and Senior Vice President and Head of Deposit & Debit Operations from February 2011 to August 2013.

James C. Leonard, 48. Executive Vice President since September 2015 and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Philip R. McHugh, 53. Executive Vice President of the Bancorp since December 2014. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June 2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.

Jelena McWilliams, 44. Executive Vice President, Chief Legal Officer and Corporate Secretary since January 2017. Previously Ms. McWilliams was Chief Counsel since January 2015 and Deputy Staff Director since July 2016 of the U.S. Senate Committee on Banking, Housing and Urban Affairs. Previously she was Senior Counsel to the U.S. Senate Committee on Banking, Housing and Urban Affairs from July 2012 to December 2015. Prior to that, she served as Assistant Chief Counsel to the U.S. Senate Small Business and Entrepreneurship Committee and before that as an attorney at the Federal Reserve Board of Governors. Prior to government service, she practiced as an attorney with Morrison & Foerster LLP in Palo Alto, California and then with Hogan & Hartson LLP (now Hogan Lovells LLP) in Washington, D.C.

Timothy N. Spence, 39. Executive Vice President and Head of Payments, Strategy and Digital Solutions since 2017, Chief Strategy Officer of the Bancorp since September 2015. Previously, Mr. Spence was a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Teresa J. Tanner, 49. Executive Vice President and Chief Administrative Officer since September 2015. Previously, Ms. Tanner was the Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010 and Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 53. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

197  Fifth Third Bancorp

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2017	High	Low	Dividends Paid Per Share

Fourth Quarter	$31.83	$27.38	$0.16
Third Quarter	$28.06	$24.66	$0.16
Second Quarter	$26.69	$23.20	$0.14
First Quarter	$28.97	$24.02	$0.14

2016	High	Low	Dividends Paid Per Share

Fourth Quarter	$27.88	$19.57	$0.14
Third Quarter	$21.11	$16.26	$0.13
Second Quarter	$19.34	$16.02	$0.13
First Quarter	$19.73	$13.84	$0.13

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements. Additionally, as of December 31, 2017, the Bancorp had 40,387 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)

October 2017	108,119	$27.63	-	35,166,334
November 2017	76,403	27.87	-	35,166,334
December 2017	12,124,851	29.17	12,018,443	23,147,891

Total	12,309,373	$29.15	12,018,443	23,147,891

(a)

Includes 290,930 shares repurchased during the fourth quarter of 2017 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

In March 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

See further discussion on accelerated share repurchase transactions and stock-based compensation in Note 23 and Note 24 of the Notes to Consolidated Financial Statements.

198  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2012 through 2017, and 2007 through 2017, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

199  Fifth Third Bancorp

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS,” “BOARD OF DIRECTOR COMPENSATION,” “CEO PAY RATIO,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS,” “BOARD OF DIRECTOR COMPENSATION,” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages

Public Accounting Firm	90-91

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	92-96
Notes to Consolidated Financial Statements	97-178

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

4.6

Global Security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1).

200  Fifth Third Bancorp

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

4.13

Form of Depositary Receipt for the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.14

Global Security dated as of November 20, 2013 representing Fifth Third Bancorp’s $500,000,000 4.30% Subordinated Notes due 2024. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2013. (2)

4.15

Deposit Agreement dated December 9, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.16

Form of Certificate Representing the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.17

Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

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

4.20

Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

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

4.26	Form of 2.600% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
4.27

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.2

First Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017.*

10.3

Second Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2017.*

10.4	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
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

10.7

Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

201  Fifth Third Bancorp

10.8	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.9

First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.*

10.10

Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017.*

10.11

Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2017.*

10.12	Fourth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015.*
10.13

The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.14

First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.*

10.15

Second Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2017.*

10.16	Third Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated.*
10.17	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated February 19, 2004.*
10.18	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.19	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.20	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.21	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.22	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.23

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.*

10.24

Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.25

Second Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017.*

10.26

Third Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2017.*

10.27	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Annex 5 to the Registrant’s Proxy Statement dated February 9, 2001.*
10.28

Amendment No.  1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005. *

10.29

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

10.31

Second Amended  & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March  21, 2012. Incorporated by reference to Exhibit C to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.32

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.33

Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit E to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.34

Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to Exhibit B to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.35

Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit D to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.36	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.37	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.38	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.39	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.40	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.41	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.42	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.43	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.44

Master Confirmation for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2013.**

10.45

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated October 20, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

202  Fifth Third Bancorp

10.46

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2015.**

10.47

Supplemental Confirmation dated September 3, 2015, to Master Confirmation, dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2015.

10.48

Separation Agreement between Fifth Third Bancorp and Dan Poston dated October 2, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on October 6, 2015.

10.49

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015.**

10.50	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2015**
10.51

Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2015.**

10.52

Supplemental Confirmation dated December 9, 2015, to Master Confirmation dated January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2016.**

10.53

Supplemental Confirmation dated March 1, 2016, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2016**

10.54

Supplemental Confirmation dated August 2, 2016, to Master Confirmation dated January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2016**

10.55	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2016*
10.56

Supplemental Confirmation dated December 15, 2016, to Master Confirmation dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.**

10.57	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.58

2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.59	2017 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.60

2017 Restricted Stock Unit Grant Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.61	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.62

Supplemental Confirmation dated April 26, 2017, to Master Confirmation, dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017.**

10.63

Restricted Stock Unit Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2017.*

10.64

Supplemental Confirmation dated August 15, 2017, to Master Confirmation, dated April 23, 2012, for accelerated share repurchase transaction between Fifth Third Bancorp and Goldman, Sachs & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2017.**

10.65	Supplemental Confirmation dated December 15, 2017, to Master Confirmation, dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.**
10.66	Supplemental Confirmation dated February 8, 2018, to Master Confirmation, dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.**
10.67	2018 Stock Appreciation Right Award Agreement (for Executive Officers).*
10.68	2018 Performance Share Award Agreement.*
10.69	2018 Restricted Stock Unit Agreement (for Executive Officers.) *
10.70	Long-Term Incentive Award Overview 2018 Grants.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2017.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

203  Fifth Third Bancorp

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

204  Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer
February 28, 2018

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Marsha C. Williams
Marsha C. Williams
Lead Director

Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Jerry W. Burris
Jerry W. Burris

/s/ Greg D. Carmichael
Greg D. Carmichael

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

205  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Interest-Earning Assets

Year	Loans and Leases	Federal Funds Sold(a)	Interest-Bearing Deposits in Banks(a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets

2017	$92,731	1	1,389	32,172	126,293	2,224	13,345	140,636
2016	94,320	1	1,865	30,099	126,285	2,303	14,963	142,266
2015	93,339	1	3,257	26,987	123,584	2,608	15,179	140,078
2014	91,127	-	3,043	21,823	115,993	2,892	14,505	131,909
2013	89,093	1	2,416	16,444	107,954	2,482	15,025	123,704
2012	84,822	2	1,493	15,319	101,636	2,355	15,643	117,562
2011	80,214	1	2,030	15,437	97,682	2,352	15,259	112,590
2010	79,232	11	3,317	16,371	98,931	2,245	14,758	112,351
2009	83,391	12	1,023	17,100	101,526	2,329	14,179	114,769
2008	85,835	438	183	13,424	99,880	2,490	13,326	114,211

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Deposits

Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office and Other	Total	Short-Term Borrowings	Total

2017	$35,093	26,382	13,958	20,231	3,771	2,564	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	4,010	2,735	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173

INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

								Per Share(b)

									Originally Reported

Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings

2017	$4,489	691	3,224	3,990	2,119	2.88	2.83	0.60	2.88	2.83
2016	4,193	578	2,696	3,903	1,489	1.95	1.93	0.53	1.95	1.93
2015	4,028	495	3,003	3,775	1,637	2.03	2.01	0.52	2.03	2.01
2014	4,030	451	2,473	3,709	1,414	1.68	1.66	0.51	1.68	1.66
2013	3,973	412	3,227	3,961	1,799	2.05	2.02	0.47	2.05	2.02
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

		Bancorp Shareholders’ Equity

Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses

2017	693,804,893	$2,051	1,331	2,790	15,122	73	(5,002)	16,365	21.67	1,196
2016	750,479,299	2,051	1,331	2,756	13,441	59	(3,433)	16,205	19.82	1,253
2015	785,080,314	2,051	1,331	2,666	12,358	197	(2,764)	15,839	18.48	1,272
2014	824,046,952	2,051	1,331	2,646	11,141	429	(1,972)	15,626	17.35	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

206  Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

Greg D. Carmichael

Chairman, President & Chief Executive Officer

Fifth Third Bancorp

Marsha C. Williams, Lead Director

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

Gary R. Heminger

Chief Executive Officer & Chairman

Marathon Petroleum Corporation

Jewell D. Hoover

Retired Senior Official

Comptroller of the Currency

Eileen A. Mallesch

Retired Chief Financial Officer

Nationwide Property & Casualty Segment,

Nationwide Mutual Insurance Company

Michael B. McCallister

Retired Chairman & Chief Executive Officer

Humana Inc.

FIFTH THIRD BANCORP OFFICERS

Greg D. Carmichael

Chairman, President &

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

Head of Consumer Bank

Jelena McWilliams

Executive Vice President,

Chief Legal Officer &

Corporate Secretary

Timothy N. Spence

Executive Vice President &

Head of Payments, Strategy and

Digital Solutions

Teresa J. Tanner

Executive Vice President &

Chief Administrative Officer

Tayfun Tuzun

Executive Vice President &

Chief Financial Officer

REGIONAL PRESIDENTS

Steven Alonso

(Group Regional President)

Michael Ash

Kevin Hipskind

David A. Call

Michael McKay

Timothy Elsbrock

David Girodat

Thomas Heiks

Lee Fite

(Market President)

Joseph DiRocco

Randy Koporc

Robert W. LaClair

Jordan A. Miller, Jr.

Francie Henry

(Market President)

Eric Smith

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

Eileen A. Mallesch

Nominating and Corporate Governance Committee

Nicholas K. Akins, Chair

B. Evan Bayh III

Jorge L. Benitez

Katherine B. Blackburn

Gary R. Heminger

Marsha C. Williams

Risk and Compliance Committee

Jewell D. Hoover, Chair

B. Evan Bayh III

Jorge L. Benitez

Jerry W. Burris

Eileen A. Mallesch

207  Fifth Third Bancorp