Form 10-Q
period 2018-03-31
FIFTH THIRD BANCORP
filed 2018-05-04
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 685,495,676 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2018.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) regulatory objections to Fifth Third’s resolution plan; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) changes in LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of Vantiv Holding, LLC, a subsidiary of Worldpay, Inc. or other investments or acquired entities; (39) difficulties from or changes in Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv Holding, LLC, a subsidiary of Worldpay, Inc.; (40) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (41) inaccuracies or other failures from the use of models; (42) effects of critical accounting policies and judgments or the use of inaccurate estimates; (43) weather related events or other natural disasters; and (44) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

AOCI: Accumulated Other Comprehensive Income (Loss)

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

DFAST: Dodd-Frank Act Stress Test

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

FOMC: Federal Open Market Committee

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

LIBOR: London Interbank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

N/A: Not Applicable

NII: Net Interest Income

NM: Not Meaningful

NSFR: Net Stable Funding Ratio

OAS: Option-Adjusted Spread

OCI: Other Comprehensive Income (Loss)

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PCA: Prompt Corrective Action

RCC: Risk Compliance Committee

RSF: Required Stable Funding

SAR: Stock Appreciation Right

SBA: Small Business Administration

SCB: Stress Capital Buffer

SEC: United States Securities and Exchange Commission

SLB: Stress Leverage Buffer

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,		%
($ in millions, except for per share data)	2018	2017	Change
Income Statement Data
Net interest income (U.S. GAAP)	$996	933	7
Net interest income (FTE)(a)(b)	999	939	6
Noninterest income	909	523	74
Total revenue(a)	1,908	1,462	31
Provision for loan and lease losses	23	74	(69)
Noninterest expense	1,046	986	6
Net income attributable to Bancorp	704	305	131
Net income available to common shareholders	689	290	138
Common Share Data
Earnings per share - basic	$0.99	0.38	161
Earnings per share - diluted	0.97	0.38	155
Cash dividends declared per common share	0.16	0.14	14
Book value per share	21.68	20.13	8
Market value per share	31.75	25.40	25
Financial Ratios
Return on average assets	2.02%	0.88	130
Return on average common equity	18.6	7.8	138
Return on average tangible common equity(b)	22.4	9.3	141
Dividend payout ratio	16.2	36.8	(56)
Average total Bancorp shareholders’ equity as a percent of average assets	11.52	11.72	(2)
Tangible common equity as a percent of tangible assets(b)(h)	9.14	9.15	-
Net interest margin(a)(b)	3.18	3.02	5
Net interest rate spread (a)(b)	2.88	2.78	4
Efficiency(a)(b)	54.8	67.4	(19)
Credit Quality
Net losses charged-off	$81	89	(9)
Net losses charged-off as a percent of average portfolio loans and leases	0.36%	0.40	(10)
ALLL as a percent of portfolio loans and leases	1.24	1.35	(8)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.40	1.52	(8)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.55	0.79	(30)
Average Balances
Loans and leases, including held for sale	$92,869	92,791	-
Total securities and other short-term investments	34,677	33,177	5
Total assets	141,565	140,140	1
Transaction deposits(d)	97,018	97,018	-
Core deposits(e)	100,874	100,845	-
Wholesale funding(f)	20,558	19,129	7
Bancorp shareholders’ equity	16,313	16,429	(1)
Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.82%	10.76	1
Tier I risk-based capital(g)	11.95	11.90	-
Total risk-based capital(g)	15.25	15.45	(1)
Tier I leverage	10.11	10.15	-
Modified LCR	113	119	(5)
(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2018 and 2017 was $3 and $6, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2018, the Bancorp had $141.5 billion in assets and operated 1,153 full-service banking centers and 2,459 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 4.9% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $632 million at March 31, 2018.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2018, net interest income on an FTE basis and noninterest income provided 52% and 48% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2018. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, wealth and asset management revenue, corporate banking revenue, card and processing revenue, mortgage banking net revenue, net securities gains or losses and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, equipment expense, card and processing expense and other noninterest expense.

Vantiv, Inc. and Vantiv Holding, LLC Transactions

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp recognized a gain of $414 million in other noninterest income during the first quarter of 2018 associated with the dilution in its ownership interest in Vantiv Holding, LLC from approximately 8.6% to approximately 4.9%. The Bancorp’s remaining interest in Vantiv Holding, LLC of $632 million continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2018, refer to Table 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 19, 2017	$273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018

Senior Notes Offering

On March 14, 2018, the Bancorp issued and sold $650 million of 3.95% senior fixed-rate notes, with a maturity of ten years, due on March 14, 2028. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2018 was $689 million, or $0.97 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2017 was $290 million, or $0.38 per diluted share, which was net of $15 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $999 million and $939 million for the three months ended March 31, 2018 and 2017, respectively. Net interest income was positively impacted by an increase in yields on average loans and leases of 42 bps and an increase in average taxable securities of $1.3 billion for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in June 2017, December 2017 and March 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits, average long-term debt and average other short-term borrowings for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.18% and 3.02% for the three months ended March 31, 2018 and 2017, respectively.

Noninterest income increased $386 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in other noninterest income. Other noninterest income increased $383 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the gain related to Vantiv, Inc’s acquisition of Worldpay Group plc. and an increase in private equity investment income, partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares, a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC and an increase in the losses on disposition and impairment of bank premises and equipment.

Noninterest expense increased $60 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $35 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by increases in base compensation, variable compensation and severance costs, partially offset by a decrease in medical expenses. Technology and communications expense increased $10 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $16 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increases in marketing expense and impairment on affordable housing investments, partially offset by a decrease in professional service fees and an increase in the benefit from the reserve for unfunded commitments.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $23 million and $74 million for the three months ended March 31, 2018 and 2017, respectively. Net losses charged-off as a percent of average portfolio loans and leases were 0.36% during the first quarter of 2018 compared to 0.40% during the first quarter of 2017. At March 31, 2018, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.55% compared to 0.53% at December 31, 2017. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of March 31, 2018, as calculated under the Basel III standardized approach, the CET1 capital ratio was 10.82%, the Tier I risk-based capital ratio was 11.95%, the Total risk-based capital ratio was 15.25% and the Tier I leverage ratio was 10.11%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which provide useful insight to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis

		For the three months ended March 31,
($ in millions)		2018	2017

Net interest income (U.S. GAAP)	$	996	933
Add: FTE adjustment		3	6
Net interest income on an FTE basis (1)	$	999	939
Net interest income on an FTE basis (annualized) (2)		4,052	3,808

Interest income (U.S. GAAP)	$	1,206	1,086
Add: FTE adjustment		3	6

Interest income on an FTE basis	$	1,209	1,092
Interest income on an FTE basis (annualized) (3)		4,903	4,429

Interest expense (annualized) (4)	$	852	621
Noninterest income (5)		909	523
Noninterest expense (6)		1,046	986
Average interest-earning assets (7)		127,546	125,968
Average interest-bearing liabilities (8)		87,607	84,890

Ratios:
Net interest margin on an FTE basis (2) / (7)		3.18%	3.02
Net interest spread on an FTE basis (3) / (7) - (4) / (8)		2.88	2.78
Efficiency ratio on an FTE basis (6) / (1) + (5)		54.8	67.4

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measure - Income Before Income Taxes on an FTE Basis

	For the three months ended March 31,
($ in millions)	2018	2017

Income before income taxes (U.S. GAAP)	$836	396
Add: FTE adjustment	3	6

Income before income taxes on an FTE basis	$839	402

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 5: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

($ in millions)	March 31, 2018	March 31, 2017
Net income available to common shareholders (U.S. GAAP)	$689	290
Add: Intangible amortization, net of tax	1	-
Tangible net income available to common shareholders	$690	290
Tangible net income available to common shareholders (annualized) (1)	2,798	1,176

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$16,313	16,429
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,455)	(2,416)
Average intangible assets	(27)	(10)
Average tangible common equity (2)	$12,500	12,672

Return on average tangible common equity (1) / (2)	22.4%	9.3

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	March 31, 2018	December 31, 2017
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,184	16,365
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,462)	(2,445)
Intangible assets	(30)	(27)
AOCI	389	(73)
Tangible common equity, excluding unrealized gains / losses (1)	12,750	12,489
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$14,081	13,820

Total Assets (U.S. GAAP)	$141,500	142,193
Less: Goodwill	(2,462)	(2,445)
Intangible assets	(30)	(27)
AOCI, before tax	492	(92)
Tangible assets, excluding unrealized gains / losses (3)	$139,500	139,629

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	10.09%	9.90
Tangible common equity as a percentage of tangible assets (1) / (3)	9.14	8.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2018.

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

Table 7 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2018 and 2017, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in other assets.

Net interest income on an FTE basis (non-GAAP) was $999 million and $939 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Net interest income was positively impacted by an increase in yields on average loans and leases of 42 bps and an increase in average taxable securities of $1.3 billion for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in June 2017, December 2017 and March 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits, average long-term debt and average other short-term borrowings for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The rates paid on both average interest-bearing core deposits and average long-term debt increased 21 bps and the rates paid on average other short-term borrowings increased 79 bps for the three months ended March 31, 2018 compared to the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.88% during the three months ended March 31, 2018 compared to 2.78% in the same period in 2017. Yields on average interest-earning assets increased 34 bps, partially offset by a 24 bps increase in the rates paid on average interest-bearing liabilities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net interest margin on an FTE basis (non-GAAP) was 3.18% for the three months ended March 31, 2018 compared to 3.02% for the three months ended March 31, 2017. The increase from March 31, 2017 was driven primarily by the previously mentioned increase in the net interest rate spread, partially offset by a decrease in average free funding balances. The decrease in average free funding balances was driven by a decrease in average demand deposits of $1.3 billion for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $96 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to an increase in yields on average commercial and industrial loans, average construction loans, average commercial mortgage loans and average home equity loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $21 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven by the aforementioned increases in average taxable securities and yields on average taxable securities.

Interest expense on core deposits increased $36 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in the cost of average interest-bearing core deposits to 52 bps for the three months ended March 31, 2018 from 31 bps for the three months ended March 31, 2017. The increase in the cost of average interest-bearing core deposits was primarily due to an increase in the cost of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $21 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the aforementioned increase in the rates paid on average other short-term borrowings and average long-term debt coupled with an increase in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three months ended March 31, 2018 and 2017, average wholesale funding represented 23% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the three months ended	March 31, 2018			March 31, 2017			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,799	409	3.96%	$41,892	359	3.47%	$(1)	51	50
Commercial mortgage loans	6,588	68	4.20	6,946	61	3.54	(4)	11	7
Commercial construction loans	4,671	53	4.59	3,987	37	3.77	7	9	16
Commercial leases	3,960	27	2.78	3,904	26	2.70	-	1	1
Total commercial loans and leases	57,018	557	3.96	56,729	483	3.45	2	72	74
Residential mortgage loans	16,086	143	3.60	15,800	140	3.57	2	1	3
Home equity	6,889	78	4.62	7,581	74	3.98	(7)	11	4
Automobile loans	9,064	70	3.12	9,786	68	2.81	(5)	7	2
Credit card	2,224	68	12.36	2,141	68	12.92	3	(3)	-
Other consumer loans	1,588	25	6.58	754	12	6.49	13	-	13
Total consumer loans	35,851	384	4.35	36,062	362	4.07	6	16	22
Total loans and leases	$92,869	941	4.11%	$92,791	845	3.69%	$8	88	96
Securities:
Taxable	33,133	263	3.21	31,815	244	3.11	11	8	19
Exempt from income taxes(b)	73	-	1.40	55	1	5.79	-	(1)	(1)
Other short-term investments	1,471	5	1.37	1,307	2	0.73	1	2	3
Total interest-earning assets	$127,546	1,209	3.85%	$125,968	1,092	3.51%	$20	97	117
Cash and due from banks	2,175			2,205
Other assets	13,039			13,220
Allowance for loan and lease losses	(1,195)			(1,253)
Total assets	$141,565			$140,140
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$28,403	44	0.63%	$26,760	20	0.31%	$1	23	24
Savings deposits	13,546	3	0.07	14,117	2	0.05	-	1	1
Money market deposits	20,750	27	0.53	20,603	16	0.32	-	11	11
Foreign office deposits	494	-	0.13	454	-	0.13	-	-	-
Other time deposits	3,856	12	1.25	3,827	12	1.23	-	-	-
Total interest-bearing core deposits	67,049	86	0.52	65,761	50	0.31	1	35	36
Certificates $100,000 and over	2,284	8	1.49	2,579	9	1.35	(2)	1	(1)
Other deposits	379	1	1.44	162	-	0.64	1	-	1
Federal funds purchased	692	2	1.43	639	1	0.70	-	1	1
Other short-term borrowings	2,423	8	1.34	1,893	3	0.55	-	5	5
Long-term debt	14,780	105	2.86	13,856	90	2.65	8	7	15
Total interest-bearing liabilities	$87,607	210	0.97%	$84,890	153	0.73%	$8	49	57
Demand deposits	33,825			35,084
Other liabilities	3,800			3,710
Total liabilities	$125,232			$123,684
Total equity	$16,333			$16,456
Total liabilities and equity	$141,565			$140,140
Net interest income (FTE)(c)		$999			$939		$12	48	60
Net interest margin (FTE)(c)			3.18%			3.02%
Net interest rate spread (FTE)(c)			2.88			2.78
Interest-bearing liabilities to interest-earning assets			68.69			67.39
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $3 and $6 for the three months ended March 31, 2018 and 2017, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $23 million and $74 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in provision expense for the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to a decrease in the level of commercial criticized assets combined with overall improved credit quality. The ALLL decreased $58 million from December 31, 2017 to $1.1 billion at March 31, 2018. At March 31, 2018, the ALLL as a percent of portfolio loans and leases decreased to 1.24%, compared to 1.30% at December 31, 2017.

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

Noninterest Income

Noninterest income increased $386 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income

	For the three months ended March 31,
($ in millions)	2018	2017	% Change
Service charges on deposits	$137	138	(1)
Wealth and asset management revenue	113	108	5
Corporate banking revenue	88	74	19
Card and processing revenue	79	74	7
Mortgage banking net revenue	56	52	8
Other noninterest income	460	77	497
Securities losses, net	(11)	-	NM
Securities losses, net, non-qualifying hedges on MSRs	(13)	-	NM
Total noninterest income	$909	523	74

Wealth and asset management revenue

Wealth and asset management revenue increased $5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase from the prior year was primarily due to an increase of $5 million in private client service fees driven by an increase in assets under management as a result of strong market performance and the impact of an acquisition in the second quarter of 2017. The Bancorp’s trust and registered investment advisory business had approximately $363 billion and $323 billion in total assets under care as of March 31, 2018 and 2017, respectively, and managed $37 billion and $33 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2018 and 2017, respectively.

Corporate banking revenue

Corporate banking revenue increased $14 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase from the prior year was primarily driven by an increase in lease remarketing fees of $28 million which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. The increase was partially offset by a decrease in business lending fees, syndication fees and letter of credit fees of $6 million, $5 million and $2 million, respectively.

Card and processing revenue

Card and processing revenue increased $5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by an increase in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue increased $4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2018	2017
Origination fees and gains on loan sales	$24	29
Net mortgage servicing revenue:
Gross mortgage servicing fees	53	47
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(21)	(24)
Net mortgage servicing revenue	32	23
Mortgage banking net revenue	$56	52

Origination fees and gains on loan sales decreased $5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $1.6 billion for the three months ended March 31, 2018 from $1.9 billion for the three months ended March 31, 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net mortgage servicing revenue increased $9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in gross mortgage servicing fees of $6 million and a decrease in net negative valuation adjustments of $3 million. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs

	For the three months ended March 31,
($ in millions)	2018	2017
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(49)	(1)
Changes in fair value:
Due to changes in inputs or assumptions	57	4
Other changes in fair value	(29)	(27)
Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(21)	(24)

Mortgage rates increased during the three months ended March 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $29 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2018. Mortgage rates also increased during the three months ended March 31, 2017 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $4 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2017.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp may acquire various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $13 million during the three months ended March 31, 2018, recorded in securities losses, net, non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income. The Bancorp did not sell any securities related to the non-qualifying hedging strategy during the three months ended March 31, 2017.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2018 and 2017 were $77.2 billion and $71.4 billion, respectively, with $61.0 billion and $55.4 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2018	2017
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	$414	-
Operating lease income	23	25
Private equity investment income	20	15
Cardholder fees	14	14
BOLI income	13	12
Insurance income	6	1
Consumer loan and lease fees	5	5
Banking center income	5	5
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(39)	(13)
Net losses on disposition and impairment of bank premises and equipment	(8)	(1)
Net losses on loan sales	(1)	(2)
Equity method (loss) income from interest in Vantiv Holding, LLC	(1)	11
Other, net	9	5
Total other noninterest income	$460	77

Other noninterest income increased $383 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. and an increase in private equity investment income, partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares, a reduction in equity method income from the Bancorp’s interest in Vantiv Holding, LLC and an increase in the losses on disposition and impairment of bank premises and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the three months ended March 31, 2018. For additional information, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income increased $5 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to the recognition of positive net valuation adjustments on certain private equity investments in the first quarter of 2018. For additional information on the valuation of private equity investments, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp recognized negative valuation adjustments of $39 million and $13 million related to the Visa total return swap for the three months ended March 31, 2018 and 2017, respectively. The increase from the prior year was primarily attributable to litigation developments during the quarter and an increase in Visa, Inc’s share price. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements. Equity method income from the Bancorp’s interest in Vantiv Holding, LLC decreased $12 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a decrease in the Bancorp’s ownership interest in Vantiv Holding, LLC from approximately 17.8% as of March 31, 2017 to approximately 4.9% as of March 31, 2018 and the impact of Worldpay, Inc.’s acquisition and integration costs. Net losses on disposition and impairment of bank premises and equipment increased $7 million compared to the same period in the prior year. The increase was driven by the impact of impairment charges of $8 million during the three months ended March 31, 2018 compared to $3 million during the three months ended March 31, 2017.

Noninterest Expense

Noninterest expense increased $60 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense. The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense

	For the three months ended March 31,
($ in millions)	2018	2017	% Change
Salaries, wages and incentives	$447	411	9
Employee benefits	110	111	(1)
Net occupancy expense	75	78	(4)
Technology and communications	68	58	17
Equipment expense	31	28	11
Card and processing expense	29	30	(3)
Other noninterest expense	286	270	6
Total noninterest expense	$1,046	986	6
Efficiency ratio on an FTE basis(a)	54.8%	67.4
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $35 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by increases in base compensation, variable compensation and severance costs, partially offset by a decrease in medical expenses. The increase in base compensation was primarily due to personnel additions in information technology as well as an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA. Full-time equivalent employees totalled 18,344 at March 31, 2018 compared to 17,763 at March 31, 2017.

Technology and communications expense increased $10 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven primarily by increased investment in regulatory, compliance and growth initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2018	2017
Impairment on affordable housing investments	$48	39
FDIC insurance and other taxes	32	33
Marketing	32	19
Loan and lease	26	22
Operating lease	21	25
Losses and adjustments	17	15
Data processing	14	13
Professional service fees	13	22
Travel	13	11
Postal and courier	9	12
Recruitment and education	8	8
Supplies	3	3
Donations	3	2
Insurance	3	3
Benefit from the reserve for unfunded commitments	(10)	(2)
Other, net	54	45
Total other noninterest expense	$286	270

Other noninterest expense increased $16 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increases in marketing expense and impairment on affordable housing investments, partially offset by a decrease in professional service fees and an increase in the benefit from the reserve for unfunded commitments.

Marketing expense increased $13 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in advertising volume related to the brand campaign and promotional offers. Impairment on affordable housing investments increased $9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by the change in the federal statutory corporate tax rate pursuant to the TCJA. Professional service fees decreased $9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in legal fees and consulting fees. The benefit from the reserve for unfunded commitments was $10 million for the three months ended March 31, 2018 compared to $2 million for the same period in the prior year as a result of a decrease in total unfunded commitments outstanding as of March 31, 2018 combined with overall improved credit quality.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2018	2017
Income before income taxes	$836	396
Applicable income tax expense	132	91
Effective tax rate	15.8%	22.9

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

The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period in the prior year was primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at March 31, 2018, the Bancorp estimates that it may be necessary to recognize $12 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the second quarter of 2018. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 15 summarizes end of period loans and leases, including loans and leases held for sale and Table 16 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)

	March 31, 2018		December 31, 2017
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,678	45	$41,170	45
Commercial mortgage loans	6,515	7	6,610	7
Commercial construction loans	4,766	5	4,553	5
Commercial leases	3,919	4	4,068	4
Total commercial loans and leases	56,878	61	56,401	61
Consumer loans:
Residential mortgage loans	16,231	18	16,077	17
Home equity	6,757	7	7,014	8
Automobile loans	9,018	10	9,112	10
Credit card	2,188	2	2,299	2
Other consumer loans	1,615	2	1,559	2
Total consumer loans	35,809	39	36,061	39
Total loans and leases	$92,687	100	$92,462	100
Total portfolio loans and leases (excluding loans and leases held for sale)	$91,970		$91,970

Loans and leases, including loans and leases held for sale, increased $225 million from December 31, 2017. The increase from December 31, 2017 was the result of a $477 million, or 1%, increase in commercial loans and leases, partially offset by a $252 million, or 1%, decrease in consumer loans.

Commercial loans and leases increased from December 31, 2017 primarily due to increases in commercial and industrial loans and commercial construction loans, partially offset by decreases in commercial leases and commercial mortgage loans. Commercial and industrial loans increased $508 million, or 1%, from December 31, 2017 primarily as a result of increased draw levels on existing commitments and a decrease in payoffs. Commercial construction loans increased $213 million, or 5%, from December 31, 2017 primarily due to increases in demand and draw levels on existing commitments. Commercial leases decreased $149 million, or 4%, from December 31, 2017 primarily as a result of a decrease in syndication and participation origination activity. Commercial mortgage loans decreased $95 million, or 1%, from December 31, 2017 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans decreased from December 31, 2017 primarily due to decreases in home equity, credit card and automobile loans, partially offset by increases in residential mortgage loans and other consumer loans. Home equity decreased $257 million, or 4%, from December 31, 2017 as payoffs exceeded new loan production. Credit card decreased $111 million, or 5%, from December 31, 2017 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Automobile loans decreased $94 million, or 1%, from December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Residential mortgage loans increased $154 million, or 1%, from December 31, 2017 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the three months ended March 31, 2018. Other consumer loans increased $56 million, or 4%, from December 31, 2017 primarily due to growth in point-of-sale loan originations.

TABLE 16: Components of Average Loans and Leases (including loans and leases held for sale)

	March 31, 2018		March 31, 2017
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,799	45	$41,892	45
Commercial mortgage loans	6,588	7	6,946	7
Commercial construction loans	4,671	5	3,987	4
Commercial leases	3,960	4	3,904	4
Total commercial loans and leases	57,018	61	56,729	60
Consumer loans:
Residential mortgage loans	16,086	18	15,800	18
Home equity	6,889	7	7,581	8
Automobile loans	9,064	10	9,786	11
Credit card	2,224	2	2,141	2
Other consumer loans	1,588	2	754	1
Total consumer loans	35,851	39	36,062	40
Total average loans and leases	$92,869	100	$92,791	100
Total average portfolio loans and leases (excluding loans and leases held for sale)	$92,334		$92,146

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including loans and leases held for sale, increased $78 million from March 31, 2017. The increase from March 31, 2017 was the result of a $289 million, or 1%, increase in average commercial loans and leases, partially offset by a $211 million, or 1%, decrease in average consumer loans.

Average commercial loans and leases increased from March 31, 2017 primarily due to an increase in average commercial construction loans, partially offset by a decrease in average commercial mortgage loans. Average commercial construction loans increased $684 million, or 17%, from March 31, 2017 primarily due to increases in demand and draw levels on existing commitments. Average commercial mortgage loans decreased $358 million, or 5%, primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans decreased from March 31, 2017 primarily due to decreases in average automobile loans and average home equity, partially offset by increases in average other consumer loans and average residential mortgage loans. Average automobile loans decreased $722 million, or 7%, from March 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average home equity decreased $692 million, or 9%, from March 31, 2017 as payoffs exceeded new loan production. Average other consumer loans increased $834 million primarily due to growth in point-of-sale loan originations. Average residential mortgage loans increased $286 million, or 2%, from March 31, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both collateral for pledging purposes and liquidity for satisfying regulatory requirements. Total investment securities were $32.8 billion and $32.7 billion at March 31, 2018 and December 31, 2017, respectively. The taxable investment securities portfolio had an effective duration of 5.2 years at March 31, 2018 compared to 4.7 years at December 31, 2017.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2018, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt securities. The Bancorp did not hold any securities classified as below investment grade at March 31, 2018 and an immaterial amount as of December 31, 2017. The Bancorp did not recognize OTTI on its available-for-sale debt and other securities, included in securities gains, net, in the Condensed Consolidated Statements of Income, during the three months ended March 31, 2018 and recognized $10 million during the three months ended March 31, 2017.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities

As of ($ in millions)	March 31, 2018	December 31, 2017
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$98	98
Obligations of states and political subdivisions securities	43	43
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,456	15,281
Agency commercial mortgage-backed securities	10,612	10,113
Non-agency commercial mortgage-backed securities	3,219	3,247
Asset-backed securities and other debt securities	2,190	2,183
Other securities(b)	612	612
Total available-for-sale debt and other securities	$32,230	31,577
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$21	22
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$23	24
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$21	12
Obligations of states and political subdivisions securities	52	22
Agency residential mortgage-backed securities	364	395
Asset-backed securities and other debt securities	134	63
Total trading debt securities	$571	492
Total equity securities	$418	439
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017 recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362 and $2, respectively, at both March 31, 2018 and December 31, 2017, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $653 million from December 31, 2017 primarily due to increases in agency commercial mortgage-backed securities and agency residential mortgage-backed securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale debt and other securities were 25% of total interest-earning assets at both March 31, 2018 and December 31, 2017. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.8 years at March 31, 2018 compared to 6.5 years at December 31, 2017. In addition, at March 31, 2018, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.15%, compared to 3.18% at December 31, 2017.

Trading debt securities increased $79 million from December 31, 2017 primarily due to an increase in asset-backed securities and other debt securities.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $411 million at March 31, 2018 compared to net unrealized gains of $174 million at December 31, 2017. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads expand.

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities

As of March 31, 2018 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	-	3.40%
Average life 1 – 5 years	98	96	4.8	2.16
Total	$98	96	4.8	2.16%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	14	14	0.3	1.70
Average life 1 – 5 years	27	28	1.1	5.01
Average life 5 – 10 years	2	2	6.4	-
Total	$43	44	1.1	3.73%
Agency residential mortgage-backed securities:
Average life of 1 year or less	1	1	0.2	4.48
Average life 1 – 5 years	5,774	5,693	3.8	3.34
Average life 5 – 10 years	8,160	8,037	7.4	3.11
Average life greater than 10 years	1,521	1,477	11.5	3.11
Total	$15,456	15,208	6.5	3.20%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	208	200	1.0	2.44
Average life 1 – 5 years	2,437	2,414	3.6	3.07
Average life 5 – 10 years	5,783	5,715	7.8	3.05
Average life greater than 10 years	2,184	2,126	11.9	3.10
Total	$10,612	10,455	7.6	3.05%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	-	-	0.5	4.04
Average life 1 – 5 years	134	135	4.1	3.44
Average life 5 – 10 years	3,085	3,055	6.7	3.28
Total	$3,219	3,190	6.6	3.29%
Asset-backed securities and other debt securities:
Average life of 1 year or less	31	31	0.6	4.23
Average life 1 – 5 years	833	830	3.4	3.53
Average life 5 – 10 years	1,117	1,141	7.1	3.29
Average life greater than 10 years	209	212	10.7	3.25
Total	$2,190	2,214	5.9	3.39%
Other securities	612	612
Total available-for-sale debt and other securities	$32,230	31,819	6.8	3.15%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.35%, 1.05%, 0.00% and 0.78% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 71% of the Bancorp’s average asset funding base at both March 31, 2018 and December 31, 2017.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits

	March 31, 2018		December 31, 2017
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$34,066	33	$35,276	34
Interest checking	29,627	28	27,703	27
Savings	13,751	13	13,425	13
Money market	21,540	20	20,097	19
Foreign office	374	-	484	1
Transaction deposits	99,358	94	96,985	94
Other time	3,945	4	3,775	4
Core deposits	103,303	98	100,760	98
Certificates $100,000 and over(a)	2,042	2	2,402	2
Other	116	-	-	-
Total deposits	$105,461	100	$103,162	100
(a)	Includes $1.0 billion and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at March 31, 2018 and December 31, 2017, respectively.

Core deposits increased $2.5 billion, or 3%, from December 31, 2017 driven by an increase of $2.4 billion in transaction deposits. Transaction deposits increased from December 31, 2017 primarily due to increases in interest checking deposits, money market deposits and savings deposits, partially offset by a decrease in demand deposits. Interest checking deposits increased $1.9 billion, or 7%, from December 31, 2017 driven primarily by higher balances per account for commercial customers and balance migration from demand deposits accounts. Money market deposits increased $1.4 billion, or 7%, from December 31, 2017 driven primarily by promotional product offerings which drove consumer customer acquisition. Savings deposits increased $326 million, or 2%, from December 31, 2017 primarily due to consumer customer seasonality. Demand deposits decreased $1.2 billion, or 3%, from December 31, 2017 driven primarily by the aforementioned commercial customer balance migration into interest checking deposits, partially offset by higher balances per consumer customer account due to consumer customer seasonality.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits

	March 31, 2018		March 31, 2017
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$33,825	34	$35,084	34
Interest checking	28,403	27	26,760	26
Savings	13,546	13	14,117	14
Money market	20,750	20	20,603	20
Foreign office	494	-	454	-
Transaction deposits	97,018	94	97,018	94
Other time	3,856	4	3,827	4
Core deposits	100,874	98	100,845	98
Certificates $100,000 and over(a)	2,284	2	2,579	2
Other	379	-	162	-
Total average deposits	$103,537	100	$103,586	100
(a)	Includes $878 million and $1.3 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended March 31, 2018 and 2017, respectively.

On an average basis, core deposits increased $29 million from March 31, 2017 driven by an increase in average other time deposits. Average other time deposits increased $29 million, or 1%, from March 31, 2017 as a result of promotional rate offers facilitated by the rising-rate environment. Average transaction deposits were flat from March 31, 2017. Average interest checking deposits increased $1.6 billion, or 6%, from March 31, 2017, primarily due to an increase in average balances per commercial customer account and balance migration from demand deposit accounts. Average demand deposits decreased $1.3 billion, or 4%, from March 31, 2017 primarily due to commercial customer balance migration into interest checking deposits and a decrease in average balances per commercial customer account.

Average other deposits increased $217 million from March 31, 2017 primarily due to an increase in average Eurodollar trade deposits. Average certificates $100,000 and over decreased $295 million from March 31, 2017 primarily due to the maturity and run-off of commercial certificates of deposit since March 31, 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of March 31, 2018 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over

($ in millions)
Next 3 months	$302
3-6 months	289
6-12 months	384
After 12 months	1,067
Total certificates $100,000 and over	$2,042

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2018 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)
Next 12 months	$2,952
13-24 months	1,852
25-36 months	887
37-48 months	243
49-60 months	43
After 60 months	10
Total other time deposits and certificates $100,000 and over	$5,987

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of March 31, 2018, average total borrowings as a percent of average interest-bearing liabilities were 20% compared to 21% at December 31, 2017.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings

As of ($ in millions)	March 31, 2018	December 31, 2017
Federal funds purchased	$178	174
Other short-term borrowings	1,335	4,012
Long-term debt	14,800	14,904
Total borrowings	$16,313	19,090

Total borrowings decreased $2.8 billion, or 15%, from December 31, 2017 primarily due to a decrease in other short-term borrowings. Other short-term borrowings decreased $2.7 billion from December 31, 2017 driven by a decrease in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $104 million from December 31, 2017 primarily driven by the maturity of $600 million of unsecured senior bank notes, $68 million of paydowns on long-term debt associated with automobile loan securitizations and $64 million of fair value adjustments on interest rate swaps related to long-term debt during the three months ended March 31, 2018. These decreases were partially offset by the issuance of $650 million of senior notes. For additional information regarding the senior notes debt issuance, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings

($ in millions)	March 31, 2018	March 31, 2017
Federal funds purchased	$692	639
Other short-term borrowings	2,423	1,893
Long-term debt	14,780	13,856
Total average borrowings	$17,895	16,388

Total average borrowings increased $1.5 billion, or 9%, compared to March 31, 2017, primarily due to increases in average long-term debt and average other short-term borrowings. Average long-term debt increased $924 million compared to March 31, 2017. The increase was primarily driven by the issuance of $700 million of senior notes and $1.1 billion of unsecured senior fixed-rate bank notes during the second and fourth quarters of 2017, respectively. Average other short-term borrowings increased $530 million compared to March 31, 2017, primarily driven by the increase in FHLB advances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2018 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2017, thus net interest income for deposit-providing business segments was positively impacted during 2018. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2018.

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

The results of operations and financial position for the three months ended March 31, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment

	For the three months ended March 31,
($ in millions)	2018	2017
Income Statement Data
Commercial Banking	$259	217
Branch Banking	134	103
Consumer Lending	(10)	(3)
Wealth and Asset Management	9	15
General Corporate and Other	312	(27)
Net income	704	305
Less: Net income attributable to noncontrolling interests	-	-
Net income attributable to Bancorp	704	305
Dividends on preferred stock	15	15
Net income available to common shareholders	$689	290

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking

	For the three months ended March 31,
($ in millions)	2018	2017
Income Statement Data
Net interest income (FTE)(a)	$422	431
(Benefit from) provision for loan and lease losses	(20)	6
Noninterest income:
Corporate banking revenue	86	73
Service charges on deposits	71	73
Other noninterest income	62	56
Noninterest expense:
Personnel costs	88	85
Other noninterest expense	296	275
Income before income taxes (FTE)	277	267
Applicable income tax expense(a)(b)	18	50
Net income	$259	217
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,953	53,733
Demand deposits	18,131	19,944
Interest checking deposits	10,273	9,245
Savings and money market deposits	4,443	6,363
Other time deposits and certificates $100,000 and over	611	966
Foreign office deposits	492	403
(a)	Includes FTE adjustments of $3 and $6 for the three months ended March 31, 2018 and 2017, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $259 million for the three months ended March 31, 2018 compared to $217 million for the same period in the prior year. The increase was primarily due to a decrease in the provision for loan and lease losses and an increase in noninterest income partially offset by an increase in noninterest expense and a decrease in net interest income.

Net interest income on an FTE basis decreased $9 million for the three months ended March 31, 2018 compared to the same period in the prior year driven primarily by an increase in FTP charge rates on loans and leases and an increase in the rates paid on core deposits. These decreases in net interest income were partially offset by an increase in yields on average commercial loans and leases and an increase in FTP credits on interest checking deposits due to an increase in FTP credit rates.

Provision for loan and lease losses decreased $26 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a decrease in net charge-offs on commercial and industrial loans and commercial mortgage loans as well as a decrease in criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases decreased to 14 bps for the three months ended March 31, 2018 compared to 26 bps for the same period in the prior year.

Noninterest income increased $17 million for the three months ended March 31, 2018 compared to the same period in the prior year driven primarily by increases in corporate banking revenue and other noninterest income. Corporate banking revenue increased $13 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by an increase in lease remarketing fees of $28 million which included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. The increase was partially offset by a decrease in business lending fees, syndication fees and letter of credit fees of $6 million, $5 million and $2 million, respectively. Other noninterest income increased $6 million for the three months ended March 31, 2018 compared to the same period in the prior year driven by an increase in private equity investment income.

Noninterest expense increased $24 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by an increase other noninterest. Other noninterest expense increased $21 million for the three months ended March 31, 2018 compared to the same period in the prior year due primarily due to increases in corporate overhead allocations, impairment on certain affordable housing investments and equipment expense partially offset by a decrease in operating lease expense.

Average commercial loans and leases increased $220 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in average commercial construction loans partially offset by decreases in average commercial mortgage loans and average commercial and industrial loans. Average commercial construction loans increased $697 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to increases in demand and draw levels on existing commitments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial mortgage loans decreased $319 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns. Average commercial and industrial loans decreased $215 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily as a result of deliberate exits from certain loans that did not meet the Bancorp’s risk-adjusted profitability targets and softer loan demand.

Average core deposits decreased $2.6 billion for the three months ended March 31, 2018 compared to the same period in the prior year. The decrease was primarily driven by decreases in average savings and money market deposits and average demand deposits which decreased $1.9 billion and $1.8 billion, respectively, for the three months ended March 31, 2018 compared to the same period in the prior year due to lower average balances per account. These decreases were partially offset by an increase in average interest checking deposits of $1.0 billion for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase of average balances per account.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,153 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking

	For the three months ended March 31,
($ in millions)	2018	2017
Income Statement Data
Net interest income	$466	430
Provision for loan and lease losses	44	42
Noninterest income:
Service charges on deposits	66	65
Card and processing revenue	64	59
Wealth and asset management revenue	37	36
Other noninterest income	17	24
Noninterest expense:
Personnel costs	136	131
Net occupancy and equipment expense	56	60
Card and processing expense	29	29
Other noninterest expense	216	193
Income before income taxes	169	159
Applicable income tax expense	35	56
Net income	$134	103
Average Balance Sheet Data
Consumer loans	$13,036	13,177
Commercial loans	1,873	1,852
Demand deposits	14,055	13,601
Interest checking deposits	10,315	10,157
Savings and money market deposits	28,427	27,156
Other time deposits and certificates $100,000 and over	5,031	5,039

Net income was $134 million for the three months ended March 31, 2018 compared to net income of $103 million for the same period in the prior year. The increase in net income was primarily due to an increase in net interest income partially offset by an increase in noninterest expense.

Net interest income increased $36 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in FTP credit rates on core deposits as well as an increase in interest income on other consumer loans driven by higher average balances. These benefits were partially offset by an increase in FTP charge rates on loans and leases, an increase in the rates paid on money market deposits and the impact of a $12 million benefit in the first quarter of 2017 related to a revised estimate of refunds to be offered to certain bankcard customers.

Provision for loan and lease losses increased $2 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in net charge-offs on credit card and other consumer loans as well as the impact of the benefit from lower criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases increased to 121 bps for the three months ended March 31, 2018 compared to 109 bps for the same period in the prior year.

Noninterest income was flat for the three months ended March 31, 2018 compared to the same period in the prior year as a decrease in other noninterest income was partially offset by an increase in card and processing revenue. The decrease in other noninterest income was due to the impact of impairment charges on bank premises and equipment of $8 million for the three months ended March 31, 2018. The increase in card and processing revenue for the three months ended March 31, 2018 compared to the same period in the prior year was driven by an increase in the number of actively used cards and customer spend volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $24 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in other noninterest expense driven by increases in corporate overhead allocations, marketing expense and loan and lease expense.

Average consumer loans decreased $141 million for the three months ended March 31, 2018 compared to the same period in the prior year. The decrease was primarily driven by decreases in average home equity loans, average residential mortgage loans and average automobile loans of $533 million, $318 million and $180, respectively, for the three months ended March 31, 2018 compared to the same period in the prior year as payoffs exceeded new loan production. These decreases were partially offset by an increase of $890 million in other consumer loans for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to growth in point-of-sale loan originations.

Average core deposits increased $1.9 billion for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by growth in average savings and money market deposits, average demand deposits and average interest checking deposits of $1.3 billion, $454 million and $158 million, respectively, due to an increase in average balances per customer account and acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending

	For the three months ended March 31,
($ in millions)	2018	2017
Income Statement Data
Net interest income	$59	61
Provision for loan and lease losses	12	15
Noninterest income:
Mortgage banking net revenue	55	51
Other noninterest income	(9)	4
Noninterest expense:
Personnel costs	50	48
Other noninterest expense	56	58
Loss before income taxes	(13)	(5)
Applicable income tax benefit	(3)	(2)
Net loss	$(10)	(3)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,678	11,161
Home equity	261	314
Automobile loans	8,702	9,241

Consumer Lending incurred a net loss of $10 million for the three months ended March 31, 2018 compared to a net loss of $3 million for the same period in the prior year driven by a decrease in noninterest income.

Provision for loan and lease losses decreased $3 million for the three months ended March 31, 2018 compared to the same period in the prior year. Net charge-offs as a percent of average portfolio loans and leases decreased to 24 bps for the three months ended March 31, 2018 compared to 31 bps for the same period in the prior year.

Noninterest income decreased $9 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a decrease in other noninterest income partially offset by an increase in mortgage banking net revenue. Other noninterest income decreased $13 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in losses on securities related to non-qualifying hedges on MSRs resulting from increased mortgage rates. Mortgage banking net revenue increased $4 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase of $8 million in net mortgage servicing revenue, partially offset by a decrease of $4 million in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of the MD&A for additional information on the fluctuations in mortgage banking net revenue.

Average consumer loans and leases decreased $75 million for the three months ended March 31, 2018 compared to the same period in the prior year as a decrease in average automobile loans was partially offset by an increase in average residential mortgage loans. Average automobile loans decreased $539 million for the three months ended March 31, 2018 compared to the same period in the prior year as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average residential mortgage loans, including held for sale, increased $517 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of five main businesses: FTS; ClearArc Capital, Inc.; Fifth Third Insurance Agency, Inc.; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Insurance Agency, Inc. assists clients with their financial and risk management needs. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management

	For the three months ended March 31,
($ in millions)	2018	2017
Income Statement Data
Net interest income	$43	38
Provision for loan and lease losses	16	4
Noninterest income:
Wealth and asset management revenue	109	105
Other noninterest income	7	1
Noninterest expense:
Personnel costs	54	48
Other noninterest expense	77	69
Income before income taxes	12	23
Applicable income tax expense	3	8
Net income	$9	15
Average Balance Sheet Data
Loans and leases, including held for sale	$3,335	3,240
Core deposits	9,649	9,045

Net income was $9 million for the three months ended March 31, 2018 compared to net income of $15 million for the same period in the prior year. The decrease in net income was primarily due to increases in noninterest expense and the provision for loan and lease losses partially offset by increases in net interest income and noninterest income.

Net interest income increased $5 million for the three months ended March 31, 2018 compared to the same period in the prior year due to an increase in FTP credit rates on interest checking deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses increased $12 million for the three months ended March 31, 2018 compared to the same period in the prior year driven by an increase in net charge-offs on commercial and industrial loans as well as an increase in criticized assets.

Noninterest income increased $10 million for the three months ended March 31, 2018 compared to the same period in the prior year driven by increases in other noninterest income and wealth and asset management revenue. Other noninterest income increased $6 million for the three months ended March 31, 2018 compared to the same period in the prior year driven by an increase in insurance income as a result of acquisitions in the first and fourth quarters of 2017. Wealth and asset management revenue increased $4 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to an increase in private client service fees driven by an increase in assets under management as a result of strong market performance and the impact of an acquisition in the second quarter 2017.

Noninterest expense increased $14 million for the three months ended March 31, 2018 compared to the same period in the prior year driven by increases in both other noninterest expense and personnel costs. Other noninterest expense increased $8 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations as a result of the aforementioned acquisitions in 2017 as well as increased operational losses. Personnel costs increased $6 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by higher base and incentive compensation as a result of the aforementioned acquisitions in 2017.

Average loans and leases increased $95 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans driven by increases in new loan origination activity. This increase was partially offset by a decline in average home equity balances.

Average core deposits increased $604 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to increases in average interest checking deposits and average saving deposits.

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

Net interest income increased $30 million for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. These positive impacts were partially offset by increases in FTP credit rates on deposits allocated to the business segments and an increase in interest expense on long-term debt.

Provision for loan and lease losses decreased $36 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily due to a an increase in the benefit from the reduction in the ALLL.

Noninterest income increased $368 million for the three months ended March 31, 2018 compared to the same period in the prior year primarily driven by the recognition of a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the three months ended March 31, 2018. This benefit was partially offset by a $39 million negative valuation adjustment related to the Visa total return swap for the three months ended March 31, 2018 compared to a negative valuation adjustment of $13 million for the three months ended March 31, 2017. The increase in noninterest income was also offset by a $12 million decrease in equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC for the three months ended March 31, 2018 compared to the same period primarily due to a decrease in the Bancorp’s ownership percentage in Vantiv Holding, LLC and the impact of Worldpay, Inc’s acquisition and integration costs.

Noninterest expense decreased $2 million for the three months ended March 31, 2018 compared to the same period in the prior year. The decrease was primarily due to increases in corporate overhead allocations from General Corporate and Other to the other business segments and an increase in the benefit from the reserve for unfunded commitments partially offset by increases in personnel and technology and communications expense.

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

All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

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

Fifth Third’s Risk Management Framework states its risk appetite and the linkage to strategic and capital planning, defines and sets the tolerance for each of the eight risk types, explains the process used to manage risk across the enterprise and sets forth its risk governance structure.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

●

The Bancorp’s risk governance structure includes management committees operating under delegation from, and providing information directly or indirectly to, the Board. The Bancorp Board delegates certain responsibilities to Board sub-committees, including the RCC as outlined in each respective Committee Charter, which may be found on www.53.com. The ERMC, which reports to the RCC, comprises senior management from across the Bancorp and reviews and approves risk management frameworks and policies, oversees the management of all risk types to ensure that aggregated risks remain within the Bancorp’s risk appetite and fosters a risk culture to ensure appropriate escalation and transparency of risks.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of March 31, 2018 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	806	806	1,149
Commercial mortgage loans		97	97	97
Commercial leases		55	55	55
Total potential problem portfolio loans and leases	$	958	958	1,301

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2017 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	911	912	1,370
Commercial mortgage loans		138	138	138
Commercial leases		70	70	70
Total potential problem portfolio loans and leases	$	1,119	1,120	1,578

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Inflationary expectations by market professionals have increased and average hourly earnings growth in the U.S. overall remained strong while the U.S. labor market appears to have continued to shrink, based on publicly-available information. In light of higher inflationary expectations and a strong employment outlook, the FOMC enacted a 25 bp increase in the target rate for Federal Funds target rate and indicated positive outlook on the economy. The Federal Reserve median forecast for change in real GDP was raised to 2.7%.

The TCJA was enacted at a point in the cycle where the economy appeared to be growing, the unemployment rate was low and market professionals believed that it was likely to continue falling and there was increasing confidence in the market that inflation may move to 2% over the medium term.

The Bancorp maintains a focus on commercial real estate exposure. Market data and vacancies remain positive; however credit markets in commercial real estate are becoming more selective around certain asset types and geographies. The Bancorp is also monitoring potential increased risks in the Retail sector as a result changes in distribution models with increasing levels of online purchasing and recent weakness in certain specialty retailers.

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

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2018 ($ in millions)		LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$	75	111	2,236
Commercial mortgage nonowner-occupied loans		13	152	2,187
Total	$	88	263	4,423

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2017 ($ in millions)		LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$	79	110	2,222
Commercial mortgage nonowner-occupied loans		14	169	2,208
Total	$	93	279	4,430

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
		March 31, 2018			December 31, 2017
($ in millions)		Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$	10,080	19,224	84	10,044	18,948	74
Real estate		7,813	12,387	18	7,713	12,493	25
Financial services and insurance		5,725	11,911	1	5,792	11,933	1
Healthcare		4,523	6,322	32	4,712	6,486	35
Business services		4,102	6,636	34	4,147	6,512	42
Retail trade		3,419	7,147	3	3,617	7,950	3
Accommodation and food		3,413	5,407	23	3,268	5,321	4
Communication and information		3,367	5,538	6	3,322	5,308	-
Wholesale trade		3,295	5,413	4	3,017	5,363	6
Transportation and warehousing		3,012	4,530	29	3,012	4,621	29
Construction		2,447	4,449	3	2,374	4,449	2
Entertainment and recreation		1,661	2,909	2	1,624	2,911	7
Mining		1,635	3,098	70	1,454	3,001	56
Utilities		861	2,264	-	869	2,333	-
Other services		713	998	11	714	1,017	16
Public administration		420	578	-	370	474	-
Agribusiness		312	489	2	304	478	2
Individuals		31	63	-	27	57	-
Other		-	-	-	15	15	4
Total	$	56,829	99,363	322	56,395	99,670	306
By Loan Size:
Less than $200,000		1%	1	4	1	1	5
$200,000 - $1 million		3	2	6	3	2	8
$1 million - $5 million		7	6	14	7	6	15
$5 million - $10 million		6	5	15	6	5	10
$10 million - $25 million		21	18	36	21	18	57
Greater than $25 million		62	68	25	62	68	5
Total		100%	100	100	100	100	100
By State:
Ohio		14%	15	7	14	15	7
Florida		8	7	11	8	8	6
Michigan		7	7	9	7	7	13
Illinois		7	6	7	7	6	9
Indiana		4	4	2	4	4	3
Georgia		4	5	-	4	5	2
North Carolina		3	3	1	3	3	1
Tennessee		3	3	-	3	3	8
Kentucky		3	3	-	3	3	1
Other		47	47	63	47	46	50
Total		100%	100	100	100	100	100

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 35: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)

As of March 31, 2018 ($ in millions)					For the three months ended March 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Ohio	$ 1,609	2,058	-	1	-
Florida	1,011	1,512	-	-	-
Illinois	806	1,000	-	-	-
Michigan	573	740	-	-	-
Indiana	552	800	-	-	-
North Carolina	538	793	-	-	-
All other states	2,661	4,447	-	3	1
Total	$ 7,750	11,350	-	4	1
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2017 ($ in millions)					For the three months ended March 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Ohio	$ 1,516	1,947	-	3	3
Florida	901	1,478	-	1	-
Illinois	692	1,216	-	-	-
Michigan	603	796	-	2	-
Indiana	648	1,071	-	-	-
North Carolina	580	838	-	-	-
All other states	2,658	4,510	-	3	-
Total	$ 7,598	11,856	-	9	3
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity loans, automobile loans, credit card and other consumer. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of March 31, 2018, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 14% of the consumer real estate portfolio. These loans accounted for 53% of total consumer real estate secured losses for the three months ended March 31, 2018. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. Fifth Third has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $634 million of ARM loans will have rate resets during the next twelve months. Of these resets, 90% are expected to experience an increase in rate, with an average increase of approximately one percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 91% of the portfolio as of March 31, 2018 and had a weighted-average LTV of 72% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 37: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2018		December 31, 2017
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,704	66.4%	$11,767	66.4%
LTV > 80%, with mortgage insurance(a)	1,926	94.8	1,890	94.8
LTV > 80%, no mortgage insurance	1,933	94.7	1,934	94.7
Total	$15,563	73.8%	$15,591	73.7%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 38: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2018 ($ in millions)				For the three months ended March 31, 2018
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$435	3	3	-
Illinois	384	1	3	-
Florida	285	4	4	-
Michigan	222	1	-	-
Indiana	140	1	1	-
North Carolina	87	-	1	-
Kentucky	77	1	-	-
All other states	303	2	1	-
Total	$1,933	13	13	-

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2017 ($ in millions)				For the three months ended March 31, 2017
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$554	2	4	-
Illinois	464	-	1	-
Florida	338	2	2	1
Michigan	271	-	1	-
Indiana	159	1	1	-
North Carolina	113	-	1	-
Kentucky	91	1	-	-
All other states	376	-	-	-
Total	$2,366	6	10	1

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 41 and Table 42. Of the total $6.8 billion of outstanding home equity loans:

•	88% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2018;
•	37% are in senior lien positions and 63% are in junior lien positions at March 31, 2018;
•	82% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2018; and
•	The portfolio had an average refreshed FICO score of 744 at March 31, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 40: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score

			March 31, 2018			December 31, 2017
($ in millions)			Outstanding	% of Total		Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$		235	4%	$	246	4%
FICO 660-719			344	5		358	5
FICO ≥ 720			1,901	28		1,976	28
Total senior liens			2,480	37		2,580	37
Junior Liens:
FICO ≤ 659			528	8		541	8
FICO 660-719			826	12		853	12
FICO ≥ 720			2,923	43		3,040	43
Total junior liens			4,277	63		4,434	63
Total		$	6,757	100%	$	7,014	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 41: Home Equity Portfolio Loans Outstanding by LTV at Origination
			March 31, 2018			December 31, 2017
($ in millions)			Outstanding	Weighted- Average LTV		Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%		$	2,173	54.8%	$	2,266	54.9%
LTV > 80%			307	88.9		314	88.9
Total senior liens			2,480	59.3		2,580	59.3
Junior Liens:
LTV ≤ 80%			2,500	67.4		2,603	67.5
LTV > 80%			1,777	90.4		1,831	90.4
Total junior liens			4,277	78.3		4,434	78.3
Total		$	6,757	70.9%	$	7,014	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 42: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of March 31, 2018 ($ in millions)					For the three months ended March 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,034	1,968	-	8	1
Michigan	339	550	-	5	1
Illinois	219	349	-	4	1
Indiana	148	256	-	3	-
Kentucky	136	250	-	2	-
Florida	66	95	-	2	-
All other states	142	210	-	3	-
Total	$2,084	3,678	-	27	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of March 31, 2017 ($ in millions)					For the three months ended March 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,026	1,848	-	8	2
Michigan	413	643	-	5	-
Illinois	253	391	-	3	1
Indiana	177	293	-	2	-
Kentucky	163	285	-	2	-
Florida	78	110	-	2	-
All other states	174	248	-	4	-
Total	$2,284	3,818	-	26	3

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (<690) origination balances remained within targeted credit risk tolerance during the three months ended March 31, 2018. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 44: Automobile Portfolio Loans Outstanding by FICO Score at Origination

		March 31, 2018		December 31, 2017
($ in millions)		Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$	1,569	17%	$1,563	17%
FICO > 690		7,449	83	7,549	83
Total	$	9,018	100%	$9,112	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2018, 44% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination
		March 31, 2018		December 31, 2017

($ in millions)		Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$	5,702	82.3%	$5,814	82.1%
LTV > 100%		3,316	112.6	3,298	112.4
Total	$	9,018	93.8%	$9,112	93.5%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%

As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2018	$3,316	5	1	8
March 31, 2017	3,266	4	2	6

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, 75% and 76%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 47: Credit Card Portfolio Loans Outstanding by FICO Score at Origination

	March 31, 2018		December 31, 2017
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$60	3%	$61	3%
FICO 660-719	574	26	581	25
FICO ≥ 720	1,554	71	1,657	72
Total	$2,188	100%	$2,299	100%

Other consumer loans portfolio

The other consumer loans portfolio is comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $56 million, or 4%, from December 31, 2017 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $224 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of March 31, 2018. Fifth Third closely monitors the credit performance of these point-of-sale loans which is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 48: Other Consumer Portfolio Loans Outstanding by Product Type at Origination

	March 31, 2018		December 31, 2017
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$434	27%	$461	30%
Other secured	475	29	482	31
Point-of-sale	706	44	616	39
Total	$1,615	100%	$1,559	100%

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 49. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

Nonperforming assets were $528 million at March 31, 2018 compared to $495 million at December 31, 2017. At March 31, 2018, $24 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2017.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.55% as of March 31, 2018 compared to 0.53% as of December 31, 2017. Nonaccrual loans and leases secured by real estate were 26% of nonaccrual loans and leases as of March 31, 2018 compared to 33% as of December 31, 2017.

Commercial portfolio nonaccrual loans and leases were $322 million at March 31, 2018, an increase of $16 million from December 31, 2017. Consumer portfolio nonaccrual loans and leases were $130 million at March 31, 2018, a decrease of $1 million from December 31, 2017. Refer to Table 50 for a rollforward of the nonaccrual loans and leases.

OREO and other repossessed property was $52 million at both March 31, 2018 and December 31, 2017. The Bancorp recognized $3 million and $4 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, approximately $8 million and $9 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	March 31, 2018	December 31, 2017
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$155	144
Commercial mortgage loans	9	12
Commercial leases	4	-
Residential mortgage loans	16	17
Home equity	55	56
Other consumer loans	1	-
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	144	132
Commercial mortgage loans	6	14
Commercial leases	4	4
Residential mortgage loans	12	13
Home equity	19	18
Automobile loans	1	1
Credit card	26	26
Total nonaccrual portfolio loans and leases(b)	452	437
OREO and other repossessed property	52	52
Total nonperforming portfolio assets	504	489
Nonaccrual loans held for sale	5	5
Nonaccrual restructured loans held for sale	19	1
Total nonperforming assets	$528	495
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$7	3
Commercial mortgage loans	1	-
Residential mortgage loans(a)	62	57
Automobile loans	9	10
Credit card	28	27
Total loans and leases 90 days past due and still accruing	$107	97
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.55%	0.53
ALLL as a percent of nonperforming portfolio assets	226	245
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $317 as of March 31, 2018 and $290 as of December 31, 2017. The Bancorp recognized losses of $2 for both the three months ended March 31, 2018 and 2017.

(b)

Includes $5 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2018 and December 31, 2017, respectively, of which $2 and $3 were restructured nonaccrual government insured commercial loans at March 31, 2018 and December 31, 2017, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 50: Rollforward of Portfolio Nonaccrual Loans and Leases

For the three months ended March 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	100	10	33	143
Transfers to accrual status	-	(7)	(14)	(21)
Transfers to held for sale	(24)	-	-	(24)
Loan paydowns/payoffs	(45)	(1)	(8)	(54)
Transfers to OREO	(2)	(4)	(1)	(7)
Charge-offs	(35)	-	(9)	(44)
Draws/other extensions of credit	22	-	-	22
Balance, end of period	$322	28	102	452
TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	128	11	31	170
Transfers to accrual status	-	(5)	(14)	(19)
Transfers to held for sale	(3)	-	-	(3)
Loan paydowns/payoffs	(80)	(2)	(8)	(90)
Transfers to OREO	(2)	(2)	(2)	(6)
Charge-offs	(46)	(1)	(11)	(58)
Draws/other extensions of credit	3	-	-	3
Balance, end of period	$523	35	99	657

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

Consumer restructured loans on accrual status totaled $916 million and $927 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 25%, 11% and 34%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 52: Accruing and Nonaccruing Portfolio TDRs

	Accruing
		30-89 Days	90 Days or
As of March 31, 2018 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$249	-	-	154	403
Residential mortgage loans(a)	500	37	117	12	666
Home equity	227	10	-	19	256
Automobile loans	7	-	-	1	8
Credit card	15	3	-	26	44
Total	$998	50	117	212	1,377

(a)   Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2018, these advances represented $302 of current loans, $30 of 30-89 days past due loans and $102 of 90 days or more past due loans.

(b)   Excludes restructured nonaccrual loans held for sale.

TABLE 53: Accruing and Nonaccruing Portfolio TDRs

	Accruing
		30-89 Days	90 Days or
As of December 31, 2017 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$249	-	-	150	399
Residential mortgage loans(a)	478	52	122	13	665
Home equity	236	12	-	18	266
Automobile loans	8	-	-	1	9
Credit card	16	3	-	26	45
Total	$987	67	122	208	1,384
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2017, these advances represented $282 of current loans, $40 of 30-89 days past due loans and $108 of 90 days or more past due loans.

(b)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 36 bps and 40 bps of average portfolio loans and leases for the three months ended March 31, 2018 and 2017, respectively. Table 54 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average commercial portfolio loans and leases decreased to 21 bps during the three months ended March 31, 2018 compared to 29 bps during the three months ended March 31, 2017. The decrease was primarily due to an $8 million decrease in net charge-offs on commercial and industrial loans and a $4 million decrease in net charge-offs on commercial mortgage loans.

The ratio of consumer loan net charge-offs as a percent of average consumer portfolio loans and leases increased to 60 bps during the three months ended March 31, 2018 compared to 56 bps during the three months ended March 31, 2017. The increase was primarily due to increases in net charge-offs on other consumer loans and credit card of $5 million and $3 million, respectively, for the three months ended March 31, 2018 compared to the same period from the prior year primarily as a result of growth in unsecured loans. This increase was partially offset by a decrease of $2 million of net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, for the three months ended March 31, 2018 compared to the same period from the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Summary of Credit Loss Experience

	For the three months ended
	March 31,
($ in millions)	2018	2017
Losses charged-off:
Commercial and industrial loans	$(33)	(39)
Commercial mortgage loans	(2)	(6)
Commercial construction loans	-	-
Commercial leases	-	(1)
Residential mortgage loans	(4)	(6)
Home equity	(7)	(9)
Automobile loans	(17)	(17)
Credit card	(28)	(24)
Other consumer loans	(12)	(5)
Total losses charged-off	$(103)	(107)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$5	3
Commercial mortgage loans	1	1
Commercial construction loans	-	-
Commercial leases	-	-
Residential mortgage loans	1	1
Home equity	2	3
Automobile loans	6	6
Credit card	3	2
Other consumer loans	4	2
Total recoveries of losses previously charged-off	$22	18
Net losses charged-off:
Commercial and industrial loans	$(28)	(36)
Commercial mortgage loans	(1)	(5)
Commercial construction loans	-	-
Commercial leases	-	(1)
Residential mortgage loans	(3)	(5)
Home equity	(5)	(6)
Automobile loans	(11)	(11)
Credit card	(25)	(22)
Other consumer loans	(8)	(3)
Total net losses charged-off	$(81)	(89)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.27%	0.34
Commercial mortgage loans	0.06	0.29
Commercial construction loans	-	-
Commercial leases	-	0.08
Total commercial loans and leases	0.21%	0.29
Residential mortgage loans	0.06	0.13
Home equity	0.26	0.33
Automobile loans	0.50	0.48
Credit card	4.65	4.03
Other consumer loans	2.16	2.89
Total consumer loans	0.60%	0.56
Total net losses charged-off as a percent of average portfolio loans and leases	0.36%	0.40

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percent of portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current economic conditions that might impact the portfolio. More information on the ALLL can be found in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $157 million at March 31, 2018. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $31 million at March 31, 2018. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

During the third quarter of 2017, the United States incurred two major hurricanes impacting the states of Texas and Florida. The Bancorp provided assistance to customers that were negatively impacted. There is no expectation of any material net charge-offs as a result of the hurricanes.

TABLE 55: Changes in Allowance for Credit Losses

	For the three months ended
	March 31,
($ in millions)	2018	2017
ALLL:
Balance, beginning of period	$1,196	1,253
Losses charged-off	(103)	(107)
Recoveries of losses previously charged-off	22	18
Provision for loan and lease losses	23	74
Balance, end of period	$1,138	1,238
Reserve for unfunded commitments:
Balance, beginning of period	$161	161
Benefit from unfunded commitments	(10)	(2)
Balance, end of period	$151	159

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% and 0.13% at March 31, 2018 and December 31, 2017, respectively. The unallocated allowance was 10% of the total allowance at both March 31, 2018 and December 31, 2017.

As shown in Table 56, the ALLL as a percent of portfolio loans and leases was 1.24% and 1.30% at March 31, 2018 and December 31, 2017, respectively. The ALLL was $1.1 billion and $1.2 billion at March 31, 2018 and December 31, 2017, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)		March 31, 2018	December 31, 2017
Attributed ALLL:
Commercial and industrial loans	$	612	651
Commercial mortgage loans		63	65
Commercial construction loans		23	23
Commercial leases		15	14
Residential mortgage loans		89	89
Home equity		44	46
Automobile loans		39	38
Credit card		116	117
Other consumer loans		23	33
Unallocated		114	120
Total ALLL	$	1,138	1,196
Portfolio loans and leases:
Commercial and industrial loans	$	41,635	41,170
Commercial mortgage loans		6,509	6,604
Commercial construction loans		4,766	4,553
Commercial leases		3,919	4,068
Residential mortgage loans		15,563	15,591
Home equity		6,757	7,014
Automobile loans		9,018	9,112
Credit card		2,188	2,299
Other consumer loans		1,615	1,559
Total portfolio loans and leases	$	91,970	91,970
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans		1.47%	1.58
Commercial mortgage loans		0.97	0.98
Commercial construction loans		0.48	0.51
Commercial leases		0.38	0.34
Residential mortgage loans		0.57	0.57
Home equity		0.65	0.66
Automobile loans		0.43	0.42
Credit card		5.30	5.09
Other consumer loans		1.42	2.12
Unallocated (as a percent of total portfolio loans and leases)		0.12	0.13
Attributed ALLL as a percent of total portfolio loans and leases		1.24%	1.30

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2018, the Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in NII over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 75 bps parallel ramped decrease in interest rates. The analysis would typically include a 200 bps parallel ramped decrease in interest rates; however, this analysis is currently omitted due to the current levels of certain interest rates.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $1 billion of balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $1 billion of growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at March 31, 2018, which is approximately 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 57: Estimated NII Sensitivity Profile and ALCO Policy Limits

	March 31, 2018				March 31, 2017
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	2.43%	7.62	(4.00)	(6.00)	2.05	6.98	(4.00)	(6.00)
+ 100 Ramp over 12 months	1.44	4.33	-	-	1.20	4.37	-	-
- 75 Ramp over 10 months	(4.74)	(9.23)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At March 31, 2018, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 75 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the Federal Reserve has increased its target range for the federal funds rate, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix described above. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. The changes in the estimated NII sensitivity profile as of March 31, 2018 compared to March 31, 2017 were primarily attributable to updates made to indeterminate maturity deposit cash flow assumptions to reflect demonstrated greater balance stability when market interest rates change, implementation of new mortgage security prepayment models that increased near-term prepayment speeds, and higher fixed-rate debt balances. These items were partially offset by a core deposit balance mix shift to products with higher rate repricing sensitivities and larger outstanding taxable securities balances.

Tables 58 and 59 provide the Bancorp’s estimated NII profile at March 31, 2018 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2018 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 58: Estimated NII Sensitivity Profile at March 31, 2018 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	2.19%	7.14	2.66	8.10
+ 100 Ramp over 12 months	1.32	4.09	1.56	4.57
- 75 Ramp over 10 months	(5.04)	(9.46)	(4.44)	(9.00)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2018 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of March 31, 2018. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 87% and 52%, respectively, as of March 31, 2018:

TABLE 59: Estimated NII Sensitivity Profile at March 31, 2018 with Deposit Beta Assumptions Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	(0.36)%	2.05	5.21	13.19
+ 100 Ramp over 12 months	0.05	1.54	2.84	7.12

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 60: Estimated EVE Sensitivity Profile

	March 31, 2018		March 31, 2017
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+ 200 Shock	(4.47)%	(12.00)	(5.45)	(12.00)
+ 100 Shock	(1.89)	-	(2.21)	-
+ 25 Shock	N/A	-	(0.40)	-
- 100 Shock	(1.27)	-	(0.19)	-

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at March 31, 2018 and slightly negative to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from March 31, 2017 are primarily related to updates made to indeterminate maturity deposit cash flow assumptions that recognized larger amounts of long-term stable balances, and also from lower outstanding fixed-rate commercial lease and fixed-rate home equity loan balances. These items were partially offset by the implementation of new mortgage security prepayment models that increased cash flow sensitivities to interest rate changes and from higher residential mortgage loan and taxable securities balances.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of March 31, 2018:

TABLE 61: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$23,472	17,125	1,038	41,635
Commercial mortgage loans	2,819	3,220	470	6,509
Commercial construction loans	2,077	2,620	69	4,766
Commercial leases	838	1,897	1,184	3,919
Total commercial loans and leases	29,206	24,862	2,761	56,829
Residential mortgage loans	2,427	6,382	6,754	15,563
Home equity	1,724	3,429	1,604	6,757
Automobile loans	3,825	4,835	358	9,018
Credit card	438	1,750	-	2,188
Other consumer loans	1,119	450	46	1,615
Total consumer loans	9,533	16,846	8,762	35,141
Total portfolio loans and leases	$38,739	41,708	11,523	91,970

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2018:

TABLE 62: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,333	15,830
Commercial mortgage loans	829	2,861
Commercial construction loans	59	2,630
Commercial leases	3,081	-
Total commercial loans and leases	6,302	21,321
Residential mortgage loans	9,942	3,194
Home equity	444	4,589
Automobile loans	5,157	36
Credit card	510	1,240
Other consumer loans	267	229
Total consumer loans	16,320	9,288
Total portfolio loans and leases	$22,622	30,609

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $926 million and $858 million at March 31, 2018 and December 31, 2017, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage rates increased during the three months ended March 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $29 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2018. Mortgage rates also increased during the three months ended March 31, 2017 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $4 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2017.

The Bancorp recognized net losses of $62 million and $1 million, respectively, on its non-qualifying hedging strategy for the three months ended March 31, 2018 and March 31, 2017. These amounts include net losses on securities related to the Bancorp’s non-qualifying hedging strategy which were $13 million and zero, respectively, during the three months ended March 31, 2018 and March 31, 2017. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2018 and December 31, 2017 was $964 million and $939 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

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

Table 61 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at March 31, 2018, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $3.1 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2018 and 2017, the Bancorp sold or securitized loans totaling $1.0 billion and $1.6 billion, respectively. For further information on the transfer of financial assets, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% and 84%, respectively, of its average total assets for the three months ended March 31, 2018 and 2017. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2018, $7.6 billion of debt or other securities were available for issuance under the then-current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the three months ended March 31, 2018, the Bancorp issued and sold $650 million of 3.95% senior fixed-rate notes.

At March 31, 2018, the Bancorp has approximately $43.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25 billion, of which $17.3 billion is available for issuance as of March 31, 2018.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 113% at March 31, 2018.

On June 1, 2016, the U.S. banking agencies published a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with at least $50 billion but less than $250 billion in total consolidated assets and with less than $10 billion in on-balance sheet foreign exposures, including the Bancorp. Generally consistent with the BCBS’ framework, under the proposed rule banking organizations would be required to hold an amount of ASF over a one-year time horizon that equals or exceeds the institution’s amount of RSF, with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these institutions would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with at least $250 billion in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule. The comment period for this proposal ended on August 5, 2016. The Bancorp is currently awaiting the final rule from the US banking agencies.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 63. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 63: Agency Ratings
As of May 4, 2018	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	AL
Subordinated debt	Baa1	BBB	BBB+	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A	A
Senior debt	A3	A-	A-	A
Subordinated debt	Baa1	BBB+	BBB+	AL
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Positive

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

To control, monitor and govern operational risk, the Bancorp maintains an overall Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions, and to provide independent oversight of its implementation (second line of defense). Business Controls groups are in place in each of the lines of business to ensure consistent implementation and execution of managing day-to-day operational risk (first line of defense).

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

The Bancorp also maintains a robust information security program to support the management of cyber security risk within the organization with a focus on prevention, detection and recovery processes. Fifth Third utilizes a wide array of techniques to secure its operations and proprietary information such as Board-approved policies and programs, network monitoring and testing, access controls and dedicated security personnel. Fifth Third has adopted the National Institute of Standards and Technology Cyber Security Framework for the management and deployment of cyber security controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. To ensure resiliency of key Bancorp functions, Fifth Third also employs redundancy protocols that include a robust business continuity function that works to mitigate any potential impacts to Fifth Third customers and its systems.

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

COMPLIANCE RISK MANAGEMENT

Regulatory compliance risk is defined as the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Fifth Third focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels consistent with the Bancorp’s risk appetite.

To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, the Chief Compliance Officer is responsible for establishing and overseeing the Compliance Risk Management program which implements key compliance processes, including but not limited to, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy and, in partnership with the Community and Economic Development team, oversees the Bancorp’s compliance with the Community Reinvestment Act.

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

Regulatory Capital Ratios

The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized”.

TABLE 64: Prescribed Capital Ratios

	Minimum	Well-Capitalized
CET1 capital	4.50%	6.50
Tier I risk-based capital	6.00	8.00
Total risk-based capital	8.00	10.00
Tier I leverage	4.00	5.00

On January 1, 2016, the Bancorp became subject to a capital conservation buffer which will be phased in over a three-year period ending January 1, 2019. Once fully phased-in, the capital conservation buffer will be 2.5% in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer was 0.625% in 2016, 1.25% in 2017 and is 1.875% in 2018. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-03, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-03, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements. The Bancorp is evaluating the impact of this proposal.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 65: Capital Ratios

($ in millions)	March 31, 2018	December 31, 2017
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.52%	11.69
Tangible equity as a percent of tangible assets(a)	10.09	9.90
Tangible common equity as a percentage of tangible assets(a)	9.14	8.94

	Basel III(b)
CET1 capital	$12,772	12,517
Tier I capital	14,103	13,848
Total regulatory capital	17,999	17,887
Risk-weighted assets	118,001	117,997

Regulatory capital ratios:
CET1 capital	10.82%	10.61
Tier I risk-based capital	11.95	11.74
Total risk-based capital	15.25	15.16
Tier I leverage	10.11	10.01
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2018 stress testing program and CCAR on February 1, 2018, with submissions of stress test results and capital plans to the FRB due on April 5, 2018, which the Bancorp submitted as required.

The FRB expects to release summary results of its DFAST and CCAR stress tests by June 30, 2018. The results will include supervisory projections of capital ratios, losses and revenue under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or nonobjection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, the Bancorp will be required to disclose the results of its company-run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory tests. With Fifth Third’s designation as a Large and Non-complex bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which will be conducted in the third quarter of 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In April 2018, the FRB proposed to introduce stress buffer requirements. Under the proposal, a SCB would replace the 2.5% capital conservation buffer. The SCB would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s CCAR stress tests plus four quarters of planned common stock dividends, subject to a floor of 2.5%. The proposal would also introduce a SLB requirement, analogous to the SCB, that would apply to the Tier I leverage ratio. In addition, the proposal would require BHCs to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHCs’ own baseline scenario projections. The proposal is applicable for BHCs with $50 billion or more in total consolidated assets, including the Bancorp. Under the proposal, a BHC’s first SCB and SLB requirements would become effective on October 1, 2019. The Bancorp is evaluating the impact of this proposal.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.16 and $0.14 for the three months ended March 31, 2018 and 2017, respectively. As contemplated by the 2017 CCAR, the Bancorp entered into or settled a number of accelerated share repurchase transactions during the three months ended March 31, 2018. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2018:

TABLE 66: Share Repurchases

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2018 - January 31, 2018	238,718	$	31.38	-	23,147,891
February 1, 2018 - February 28, 2018	9,355,091		31.80	8,691,318	14,456,573
March 1, 2018 - March 31, 2018	1,957,292		32.41	1,840,098	100,000,000
Total	11,551,101	$	31.89	10,531,416	100,000,000
(a)

Includes 1,019,685 shares repurchased during the first quarter of 2018 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

During the first quarter of 2018, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date. All shares settled during the first quarter of 2018 were included under the previous 100 million share repurchase program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, guarantees, contingent liabilities and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
($ in millions, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$2,038	2,514
Other short-term investments(a)	1,747	2,753
Available-for-sale debt and other securities(b)	31,819	31,751
Held-to-maturity securities(c)	23	24
Trading debt securities	571	492
Equity securities	418	439
Loans and leases held for sale(d)	717	492
Portfolio loans and leases(a)(e)	91,970	91,970
Allowance for loan and lease losses(a)	(1,138)	(1,196)
Portfolio loans and leases, net	90,832	90,774
Bank premises and equipment(f)	1,966	2,003
Operating lease equipment	625	646
Goodwill	2,462	2,445
Intangible assets	30	27
Servicing rights	926	858
Other assets(a)	7,326	6,975
Total Assets	$141,500	142,193
Liabilities
Deposits:
Noninterest-bearing deposits	$34,066	35,276
Interest-bearing deposits	71,395	67,886
Total deposits	105,461	103,162
Federal funds purchased	178	174
Other short-term borrowings	1,335	4,012
Accrued taxes, interest and expenses	1,104	1,412
Other liabilities(a)	2,418	2,144
Long-term debt(a)	14,800	14,904
Total Liabilities	$125,296	125,808
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,331	1,331
Capital surplus	2,828	2,790
Retained earnings	15,707	15,122
Accumulated other comprehensive (loss) income	(389)	73
Treasury stock(g)	(5,344)	(5,002)
Total Bancorp shareholders’ equity	$16,184	16,365
Noncontrolling interests	20	20
Total Equity	16,204	16,385
Total Liabilities and Equity	$141,500	142,193
(a)

Includes $66 and $62 of other short-term investments, $1,135 and $1,297 of portfolio loans and leases, $(6) and $(6) of ALLL, $6 and $7 of other assets, $2 and $2 of other liabilities, and $1,031 and $1,190 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2018 and December 31, 2017, respectively. For further information refer to Note 9.

(b)	Amortized cost of $32,230 and $31,577 at March 31, 2018 and December 31, 2017, respectively.
(c)	Fair value of $23 and $24 at March 31, 2018 and December 31, 2017, respectively.
(d)

Includes $650 and $399 of residential mortgage loans held for sale measured at fair value and $16 and $0 of commercial loans held for sale measured at fair value at March 31, 2018 and December 31, 2017, respectively.

(e)	Includes $136 and $137 of residential mortgage loans measured at fair value at March 31, 2018 and December 31, 2017, respectively.
(f)	Includes $20 and $27 of bank premises and equipment held for sale at March 31, 2018 and December 31, 2017, respectively. For further information refer to Note 7.
(g)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2018 – 684,941,986 (excludes 238,950,595 treasury shares), December 31, 2017 – 693,804,893 (excludes 230,087,688 treasury shares).

(h)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2018 and December 31, 2017; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at March 31, 2018 and December 31, 2017.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2018	2017
Interest Income
Interest and fees on loans and leases	$938	839
Interest on securities	263	245
Interest on other short-term investments	5	2
Total interest income	1,206	1,086
Interest Expense
Interest on deposits	95	59
Interest on federal funds purchased	2	1
Interest on other short-term borrowings	8	3
Interest on long-term debt	105	90
Total interest expense	210	153
Net Interest Income	996	933
Provision for loan and lease losses	23	74
Net Interest Income After Provision for Loan and Lease Losses	973	859
Noninterest Income
Service charges on deposits	137	138
Wealth and asset management revenue	113	108
Corporate banking revenue	88	74
Card and processing revenue	79	74
Mortgage banking net revenue	56	52
Other noninterest income	460	77
Securities losses, net	(11)	-
Securities losses, net - non-qualifying hedges on mortgage servicing rights	(13)	-
Total noninterest income	909	523
Noninterest Expense
Salaries, wages and incentives	447	411
Employee benefits	110	111
Net occupancy expense	75	78
Technology and communications	68	58
Equipment expense	31	28
Card and processing expense	29	30
Other noninterest expense	286	270
Total noninterest expense	1,046	986
Income Before Income Taxes	836	396
Applicable income tax expense	132	91
Net Income	704	305
Less: Net income attributable to noncontrolling interests	-	-
Net Income Attributable to Bancorp	704	305
Dividends on preferred stock	15	15
Net Income Available to Common Shareholders	$689	290
Earnings per share - basic	$0.99	0.38
Earnings per share - diluted	$0.97	0.38
Average common shares outstanding - basic	689,820,295	747,667,521
Average common shares outstanding - diluted	704,100,936	760,809,239
Cash dividends declared per common share	$0.16	0.14

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2018	2017
Net Income	$704	305
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period	(460)	15
Reclassification adjustment for net losses included in net income	7	1
Unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding losses arising during period	(7)	(3)
Reclassification adjustment for net gains included in net income	(1)	(5)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1
Other comprehensive (loss) income, net of tax	(460)	9
Comprehensive Income	244	314
Less: Comprehensive income attributable to noncontrolling interests	-	-
Comprehensive Income Attributable to Bancorp	$244	314

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				305			305		305
Other comprehensive income, net of tax					9		9		9
Cash dividends declared:
Common stock at $0.14 per share				(106)			(106)		(106)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury			23			(23)	-		-
Impact of stock transactions under stock compensation plans, net			24			8	32		32
Balance at March 31, 2017	$2,051	1,331	2,803	13,625	68	(3,448)	16,430	27	16,457

Balance at December 31, 2017	$2,051	1,331	2,790	15,122	73	(5,002)	16,365	20	16,385
Impact of cumulative effect of change in accounting principles(b)				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	15,128	71	(5,002)	16,369	20	16,389
Net income				704			704		704
Other comprehensive loss, net of tax					(460)		(460)		(460)
Cash dividends declared:
Common stock at $0.16 per share				(110)			(110)		(110)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury			41			(359)	(318)		(318)
Impact of stock transactions under stock compensation plans, net			(3)			17	14		14
Balance at March 31, 2018	$2,051	1,331	2,828	15,707	(389)	(5,344)	16,184	20	16,204
(a)

For both the three months ended March 31, 2018 and 2017, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

(b)	Related to the adoption as of January 1, 2018 of ASU 2016-01, ASU 2017-12 and ASU 2018-02. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2018	2017
Operating Activities
Net income	$704	305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	23	74
Depreciation, amortization and accretion	93	89
Stock-based compensation expense	45	45
Provision for (benefit from) deferred income taxes	24	(11)
Securities losses (gains), net	12	(1)
Securities losses, net - non-qualifying hedges on mortgage servicing rights	13	-
MSR fair value adjustment	(28)	23
Net gains on sales of loans and fair value adjustments on loans held for sale	(16)	(34)
Net losses on disposition and impairment of bank premises and equipment	8	1
Net losses on disposition and impairment of operating lease equipment	2	20
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	(414)	-
Proceeds from sales of loans held for sale	1,055	1,627
Loans originated for sale, net of repayments	(1,293)	(1,483)
Dividends representing return on equity method investments	3	9
Net change in:
Trading and equity securities	(74)	(277)
Other assets	244	109
Accrued taxes, interest and expenses	(195)	(142)
Other liabilities	59	176
Net Cash Provided by Operating Activities	265	530
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	7,345	2,191
Loans	57	21
Bank premises and equipment	18	6
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	543	604
Purchases:
Available-for-sale debt and other securities	(8,605)	(2,975)
Bank premises and equipment	(48)	(52)
MSRs	(24)	(29)
Proceeds from settlement of BOLI	3	6
Proceeds from sales and dividends representing return of equity method investments	11	69
Net cash paid on acquisitions	(20)	-
Net change in:
Other short-term investments	1,006	1,110
Loans and leases	(122)	368
Operating lease equipment	(1)	(6)
Net Cash Provided by Investing Activities	163	1,313
Financing Activities
Net change in:
Deposits	2,299	335
Federal funds purchased	4	23
Other short-term borrowings	(2,677)	(1,520)
Dividends paid on common stock	(112)	(106)
Dividends paid on preferred stock	(23)	(38)
Proceeds from issuance of long-term debt	645	-
Repayment of long-term debt	(686)	(714)
Repurchase of treasury stock and related forward contract	(318)	-
Other	(36)	(10)
Net Cash Used in Financing Activities	(904)	(2,030)
Decrease in Cash and Due from Banks	(476)	(187)
Cash and Due from Banks at Beginning of Period	2,514	2,392
Cash and Due from Banks at End of Period	$2,038	2,205

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally accounted for utilizing the measurement alternative to fair value which permits carrying the investment at its cost basis, as adjusted for impairments and observable price changes. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2017 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2018	2017
Cash Payments:
Interest	$247	208
Income taxes	19	18

Transfers:
Portfolio loans to loans held for sale	64	5
Loans held for sale to portfolio loans	34	3
Portfolio loans to OREO	12	12

3. Accounting and Reporting Developments

Standards Adopted in 2018

The Bancorp adopted the following new accounting standards effective January 1, 2018:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB has issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments do not change the core principles in ASU 2014-09 and follow the same effective date and transition requirements. The Bancorp adopted the amended guidance on January 1, 2018, using a modified retrospective approach. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the adoption of this amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements. However, the Bancorp is subject to expanded disclosure requirements and has updated its revenue recognition policies and procedures. While the Bancorp has concluded the following changes are not material to its Condensed Consolidated Financial Statements, upon adoption the Bancorp changed its presentation of certain underwriting expenses incurred by its broker-dealer subsidiary from net to gross presentation and also changed its presentation of certain credit card rewards program expenses from gross to net presentation. Neither change impacts income before income taxes or net income.

In conjunction with adoption of ASU 2014-09, the Bancorp is providing the following additional disclosures about its significant accounting and reporting policies related to revenue recognition.

Revenue Recognition

The Bancorp generally measures revenue based on the amount of consideration the Bancorp expects to be entitled for the transfer of goods or services to a customer, then recognizes this revenue when or as the Bancorp satisfies its performance obligations under the contract, except in transactions where U.S. GAAP provides other applicable guidance. When the amount of consideration is variable, the Bancorp will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Substantially all of the Bancorp’s contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing goods or services to customers, the Bancorp recognizes revenue on a gross basis when it has control over those goods or services prior to transfer to the customer; otherwise, revenue is recognized for the net amount of any fee or commission. The Bancorp excludes sales taxes from the recognition of revenue and recognizes the incremental costs of obtaining contracts as an expense if the period of amortization for those costs would be one year or less.

The Bancorp’s interest income is derived from loans and leases, securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Securities sections in Note 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information. The following provides additional information about the components of noninterest income:

●

Service charges on deposits consist primarily of treasury management fees for commercial clients, monthly service charges on consumer deposit accounts, transaction-based fees (such as overdraft fees and wire transfer fees), and other deposit account-related charges. The Bancorp’s performance obligations for treasury management fees and consumer deposit account service charges are typically satisfied over time, while performance obligations for transaction-based fees are typically satisfied at a point in time. Revenues are recognized on an accrual basis when or as the services are provided to the customer, net of applicable discounts, waivers and reversals. Payments are typically collected from customers directly from the related deposit account at the time the transaction is processed and/or at the end of the customer’s statement cycle (typically monthly).

●

Wealth and asset management revenue consists primarily of service fees for investment management, custody, and trust administration services provided to commercial and consumer clients. The Bancorp’s performance obligations for these services are generally satisfied over time and revenues are recognized monthly based on the fee structure outlined in individual contracts. Transaction prices are most commonly based on the market value of assets under management or care and/or a fee per transaction processed. The Bancorp offers certain services, like tax return preparation, for which the performance obligations are satisfied and revenue is recognized at a point in time, when the services are performed. Wealth and asset management revenue also includes trailing commissions received from investments and annuities held in customer accounts, which are recognized in revenue when the Bancorp determines it is probable that the commission will be received.

●

Corporate banking revenue consists primarily of service fees and other income related to loans and leases to commercial clients, underwriting revenue recognized by the Bancorp’s broker-dealer subsidiary and fees for other services provided to commercial clients. Revenue related to loans and leases is recognized in accordance with the Bancorp’s policies for portfolio loans and leases. Underwriting revenue is generally recognized on the trade date, which is when the Bancorp’s performance obligations are satisfied.

●

Card and processing revenue consists primarily of ATM fees and interchange fees earned when the Bancorp’s credit and debit cards are processed through card association networks. The Bancorp’s performance obligations are generally complete when the transactions generating the fees are processed. Revenue is recognized on an accrual basis as such services are performed, net of certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers). These costs reduced card and processing revenue by approximately $29 million for the three months ended March 31, 2018.

●

Mortgage banking net revenue consists primarily of origination fees and gains on loan sales, mortgage servicing fees and the impact of MSRs. Refer to the Loans and Leases Held for Sale and Loan Sales and Securitizations sections in Note 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

●	Other noninterest income includes income from operating leases, certain fees derived from loans and leases, BOLI income, gains and losses on other assets, and other miscellaneous revenues and gains.

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in OCI the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. In February 2018, the FASB also issued ASU 2018-03 which makes technical corrections and improvements to the amendments in ASU 2016-01. The Bancorp adopted the amended guidance on January 1, 2018. As permitted, the Bancorp elected to early adopt ASU 2018-03 on January 1, 2018, concurrent with the adoption of ASU 2016-01. The adoption did not have a material impact on the Condensed Consolidated Financial Statements. However, equity securities affected by the amended guidance which were previously classified as trading or available-for-sale have been reclassified in the Condensed Consolidated Balance Sheets as equity securities. For certain equity securities without a readily determinable fair value that are not accounted for using the equity method, the Bancorp has elected to use the permitted measurement alternative, which is to adjust the cost basis of the investment upon either the occurrence of an observable price change or the identification of an impairment. For these securities, the amended guidance was applied prospectively to investments that existed on or after January 1, 2018. The other portions of the amended guidance were applied on a modified retrospective basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

ASU 2016-04 – Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, the FASB issued ASU 2016-04 which permits proportional derecognition of the liability for unused funds on certain prepaid stored-value products (known as breakage) to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The amendments do not apply to any prepaid stored-value products that are attached to a segregated customer deposit account or products for which unused funds are subject to unclaimed property remittance laws. The Bancorp adopted the amended guidance on January 1, 2018 using a modified retrospective approach. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 to clarify the classification of certain cash receipts and payments within an entity’s statement of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. The Bancorp adopted the amended guidance retrospectively on January 1, 2018. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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

ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which makes several amendments to existing guidance for hedge accounting. As permitted, the Bancorp elected to early adopt the amended guidance on January 1, 2018. For certain fair value hedges of interest rate risk, the Bancorp elected to modify the measurement methodology for the hedged item to be the benchmark rate component of the contractual coupon cash flows and also elected to de-designate a portion of the existing hedging relationship, as permitted. Upon adoption, changes in the fair value of cash flow hedges are recorded in AOCI and then subsequently reclassified into earnings when the hedged item affects earnings. Also, for both fair value hedges and cash flow hedges, changes in the fair value of the derivative instrument are recorded in the same income statement line item as the effects of the hedged item, eliminating the separate measurement of hedge ineffectiveness. The Bancorp recorded a cumulative-effect adjustment to retained earnings for the impact of these elections as well as the elimination of the separate measurement of ineffectiveness from AOCI for cash flow hedges existing at January 1, 2018, the amount of which was not material. The amended presentation and disclosure guidance was applied prospectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 which allows for reclassification from AOCI to retained earnings of stranded tax effects resulting from the TCJA. Stranded tax effects result from the reduction in the top federal statutory income tax rate from 35 percent to 21 percent as deferred tax assets and liabilities are adjusted for the impact of a change in tax rate through income tax expense, even in situations when the related items giving rise to the deferred taxes are components of AOCI, which are carried net of tax. As permitted, the Bancorp elected to early adopt this amended guidance and recorded a reclassification adjustment from AOCI to retained earnings as of January 1, 2018, the amount of which was not material.

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2018:

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. In January 2018, the FASB issued ASU 2018-01 which provides a practical expedient for transition related to land easements. The FASB has also proposed additional amendments to the new guidance which, among other things, include an option to recognize a cumulative effect adjustment to retained earnings in the period of adoption instead of applying the guidance to prior comparative periods, but these additional amendments are not yet final. The Bancorp will adopt the amended guidance on the required effective date of January 1, 2019, and expects to elect the transition relief provisions. From a lessee perspective, the Bancorp is currently finalizing its inventory of all leases, accumulating the lease data necessary to apply the amended guidance, and evaluating the business process and technology requirements which will be necessary after adoption. The Bancorp is continuing to evaluate the impact of the amended guidance on its Condensed Consolidated Financial Statements, but the effects of recognizing most operating leases on the Condensed Consolidated Balance Sheets are expected to be material. The Bancorp expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption, but does not expect a material impact to expense recognition. From a lessor perspective, given the limited changes, the Bancorp does not expect adoption of the amended guidance to have a material impact based on its preliminary analysis. However, the Bancorp is continuing to evaluate the impact of the amended guidance, particularly related to the deferral of costs incurred in originating leases. The Bancorp also expects to record a cumulative-effect adjustment to retained earnings upon adoption to recognize any remaining deferred gains on sale-leaseback transactions that occurred prior to the date of initial application. The Bancorp had approximately $13 million of such deferred gains recorded as of March 31, 2018. These expectations may change as the implementation process continues.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

March 31, 2018 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	(2)	96
Obligations of states and political subdivisions securities	43	1	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,456	37	(285)	15,208
Agency commercial mortgage-backed securities	10,612	13	(170)	10,455
Non-agency commercial mortgage-backed securities	3,219	16	(45)	3,190
Asset-backed securities and other debt securities	2,190	38	(14)	2,214
Other securities(a)	612	-	-	612
Total available-for-sale debt and other securities	$32,230	105	(516)	31,819
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$21	-	-	21
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$23	-	-	23
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362 and $2, respectively, at March 31, 2018, that are carried at cost.

December 31, 2017 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	43	1	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,281	118	(80)	15,319
Agency commercial mortgage-backed securities	10,113	92	(38)	10,167
Non-agency commercial mortgage-backed securities	3,247	51	(5)	3,293
Asset-backed securities and other debt securities	2,183	46	(11)	2,218
Other securities(b)	612	-	-	612
Total available-for-sale debt and other securities	$31,577	308	(134)	31,751
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$22	-	-	22
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$24	-	-	24
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362 and $2, respectively, at December 31, 2017, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

	March 31,	December 31,
($ in millions)	2018	2017
Trading debt securities	$571	492
Equity securities	418	439

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents net realized gains and losses that were recognized in income from available-for-sale debt and other securities as well as total (losses) gains that were recognized in income from trading debt securities and equity securities:

	For the three months ended March 31,
($ in millions)	2018	2017
Available-for-sale debt and other securities:
Realized gains	$34	9
Realized losses	(43)	(1)
OTTI(a)	-	(10)
Net realized losses on available-for sale debt and other securities(b)	$(9)	(2)
Total trading debt securities (losses) gains(c)	$(14)	1
Total equity securities (losses) gains(d)(e)	$(3)	1
Total gains and losses recognized in income from available-for-sale debt and other securities, trading debt securities, and equity securities	$(26)	-
(a)	Included in securities losses, net in the Condensed Consolidated Statements of Income.
(b)	Excludes net gains of $1 on interest-only mortgage-backed securities for both the three months ended March 31, 2018 and 2017.
(c)

Includes a net loss of $1 and a net gain of $1 for the three months ended March 31, 2018 and 2017, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(d)

Includes an immaterial net loss and an immaterial net gain for the three months ended March 31, 2018 and 2017, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(e)	Includes a net unrealized loss of $2 and a net unrealized gain of $1 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, investment securities with a fair value of $7.1 billion and $7.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of March 31, 2018 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity

($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$234	225	5	5
1-5 years	8,664	8,562	15	15
5-10 years	17,352	17,135	1	1
Over 10 years	5,368	5,285	2	2
Other securities	612	612	-	-
Total	$32,230	31,819	23	23
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. Treasury and federal agencies	$96	(2)	-	-	96	(2)
Agency residential mortgage-backed securities	11,958	(256)	458	(29)	12,416	(285)
Agency commercial mortgage-backed securities	8,115	(144)	512	(26)	8,627	(170)
Non-agency commercial mortgage-backed securities	2,188	(38)	141	(7)	2,329	(45)
Asset-backed securities and other debt securities	312	(3)	377	(11)	689	(14)
Total	$22,669	(443)	1,488	(73)	24,157	(516)
December 31, 2017
U.S. Treasury and federal agencies	$98	-	-	-	98	-
Agency residential mortgage-backed securities	7,337	(59)	479	(21)	7,816	(80)
Agency commercial mortgage-backed securities	2,900	(22)	526	(16)	3,426	(38)
Non-agency commercial mortgage-backed securities	449	(2)	145	(3)	594	(5)
Asset-backed securities and other debt securities	317	(2)	386	(9)	703	(11)
Total	$11,101	(85)	1,536	(49)	12,637	(134)

At both March 31, 2018 and December 31, 2017, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are generally concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the U.S. The Bancorp’s commercial loan and lease portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 6.

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2018	December 31, 2017
Loans and leases held for sale:
Commercial and industrial loans	$43	-
Commercial mortgage loans	6	6
Residential mortgage loans	668	486
Total loans and leases held for sale	$717	492
Portfolio loans and leases:
Commercial and industrial loans	$41,635	41,170
Commercial mortgage loans	6,509	6,604
Commercial construction loans	4,766	4,553
Commercial leases	3,919	4,068
Total commercial loans and leases	$56,829	56,395
Residential mortgage loans	$15,563	15,591
Home equity	6,757	7,014
Automobile loans	9,018	9,112
Credit card	2,188	2,299
Other consumer loans	1,615	1,559
Total consumer loans	$35,141	35,575
Total portfolio loans and leases	$91,970	91,970

Total portfolio loans and leases are recorded net of unearned income, which totaled $507 million as of March 31, 2018 and $523 million as of December 31, 2017. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $289 million and $282 million as of March 31, 2018 and December 31, 2017, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.2 billion and $13.0 billion at March 31, 2018 and December 31, 2017, respectively, pledged at the FHLB, and loans of $40.7 billion and $39.8 billion at March 31, 2018 and December 31, 2017, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial and industrial loans	$41,678	41,170	7	3
Commercial mortgage loans	6,515	6,610	1	-
Commercial construction loans	4,766	4,553	-	-
Commercial leases	3,919	4,068	-	-
Residential mortgage loans	16,231	16,077	62	57
Home equity	6,757	7,014	-	-
Automobile loans	9,018	9,112	9	10
Credit card	2,188	2,299	28	27
Other consumer loans	1,615	1,559	-	-
Total loans and leases	$92,687	92,462	107	97
Less: Loans and leases held for sale	$717	492
Total portfolio loans and leases	$91,970	91,970

The following table presents a summary of net charge-offs for the three months ended March 31:
($ in millions)			2018	2017
Commercial and industrial loans			$28	36
Commercial mortgage loans			1	5
Commercial leases			-	1
Residential mortgage loans			3	5
Home equity			5	6
Automobile loans			11	11
Credit card			25	22
Other consumer loans			8	3
Total net charge-offs			$81	89

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$ 753	89	234	120	1,196
Losses charged-off	(35)	(4)	(64)	-	(103)
Recoveries of losses previously charged-off	6	1	15	-	22
Provision for (benefit from) loan and lease losses	(11)	3	37	(6)	23
Balance, end of period	$ 713	89	222	114	1,138

For the three months ended March 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$ 831	96	214	112	1,253
Losses charged-off	(46)	(6)	(55)	-	(107)
Recoveries of losses previously charged-off	4	1	13	-	18
Provision for loan and lease losses	37	5	32	-	74
Balance, end of period	$ 826	96	204	112	1,238

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of March 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$ 113	64	40	-	217
Collectively evaluated for impairment	600	25	182	-	807
Unallocated	-	-	-	114	114
Total ALLL	$ 713	89	222	114	1,138
Portfolio loans and leases:(b)
Individually evaluated for impairment	$ 573	666	308	-	1,547
Collectively evaluated for impairment	56,256	14,759	19,270	-	90,285
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$ 56,829	15,427	19,578	-	91,834

(a)   Includes $1 related to leveraged leases at March 31, 2018.

(b)   Excludes $136 of residential mortgage loans measured at fair value and includes $670 of leveraged leases, net of unearned income at March 31, 2018.

As of December 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$ 94	64	42	-	200
Collectively evaluated for impairment	659	25	192	-	876
Unallocated	-	-	-	120	120
Total ALLL	$ 753	89	234	120	1,196
Portfolio loans and leases:(b)
Individually evaluated for impairment	$ 560	665	320	-	1,545
Collectively evaluated for impairment	55,835	14,787	19,664	-	90,286
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$ 56,395	15,454	19,984	-	91,833
(a)	Includes $1 related to leveraged leases at December 31, 2017.
(b)	Excludes $137 of residential mortgage loans measured at fair value and includes $674 of leveraged leases, net of unearned income at December 31, 2017.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Pass ratings, which are assigned to those borrowers that do not have identified potential or well-defined weaknesses and for which there is a high likelihood of orderly repayment, are updated at least annually based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.

The Bancorp assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or lease or the Bancorp’s credit position.

The Bancorp assigns a substandard rating to loans and leases that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans and leases have well-defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans and leases in this grade also are characterized by the distinct possibility that the Bancorp will sustain some loss if the deficiencies noted are not addressed and corrected.

The Bancorp assigns a doubtful rating to loans and leases that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.

Loans and leases classified as loss are considered uncollectible and are charged-off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged-off, they are not included in the following tables.

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2018 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,385	1,074	1,173	3	41,635
Commercial mortgage owner-occupied loans	3,150	81	99	-	3,330
Commercial mortgage nonowner-occupied loans	3,079	8	92	-	3,179
Commercial construction loans	4,692	74	-	-	4,766
Commercial leases	3,776	79	64	-	3,919
Total commercial loans and leases	$54,082	1,316	1,428	3	56,829

As of December 31, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,813	1,115	1,235	7	41,170
Commercial mortgage owner-occupied loans	3,207	75	80	-	3,362
Commercial mortgage nonowner-occupied loans	3,117	28	97	-	3,242
Commercial construction loans	4,553	-	-	-	4,553
Commercial leases	3,922	72	74	-	4,068
Total commercial loans and leases	$53,612	1,290	1,486	7	56,395

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	March 31, 2018		December 31, 2017
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,399	28	15,424	30
Home equity	6,683	74	6,940	74
Automobile loans	9,017	1	9,111	1
Credit card	2,162	26	2,273	26
Other consumer loans	1,614	1	1,559	-
Total residential mortgage and consumer loans	$34,875	130	35,307	131
(a)	Excludes $136 and $137 of residential mortgage loans measured at fair value at March 31, 2018 and December 31, 2017, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of March 31, 2018 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,502	46	87	133	41,635	7
Commercial mortgage owner-occupied loans	3,316	6	8	14	3,330	1
Commercial mortgage nonowner-occupied loans	3,109	67	3	70	3,179	-
Commercial construction loans	4,766	-	-	-	4,766	-
Commercial leases	3,914	-	5	5	3,919	-
Residential mortgage loans(a)	15,304	32	91	123	15,427	62
Consumer loans:
Home equity	6,636	66	55	121	6,757	-
Automobile loans	8,927	81	10	91	9,018	9
Credit card	2,115	39	34	73	2,188	28
Other consumer loans	1,605	9	1	10	1,615	-
Total portfolio loans and leases	$91,194	346	294	640	91,834	107
(a)	Excludes $136 of residential mortgage loans measured at fair value at March 31, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2018, $79 of these loans were 30-89 days past due and $317 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2018 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2017 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,027	42	101	143	41,170	3
Commercial mortgage owner-occupied loans	3,351	3	8	11	3,362	-
Commercial mortgage nonowner-occupied loans	3,235	-	7	7	3,242	-
Commercial construction loans	4,552	1	-	1	4,553	-
Commercial leases	4,065	3	-	3	4,068	-
Residential mortgage loans(a)	15,301	66	87	153	15,454	57
Consumer loans:
Home equity	6,888	70	56	126	7,014	-
Automobile loans	8,992	107	13	120	9,112	10
Credit card	2,230	36	33	69	2,299	27
Other consumer loans	1,554	5	-	5	1,559	-
Total portfolio loans and leases	$91,195	333	305	638	91,833	97
(a)	Excludes $137 of residential mortgage loans measured at fair value at December 31, 2017.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of March 31, 2018 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$414	358		109
Commercial mortgage owner-occupied loans	4	3		1
Commercial mortgage nonowner-occupied loans	2	2		-
Commercial leases	8	8		3
Restructured residential mortgage loans	460	457		64
Restructured consumer loans:
Home equity	129	130		25
Automobile loans	6	5		1
Credit card	49	44		14
Total impaired portfolio loans and leases with a related ALLL	$1,072	1,007		217
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$188	161		-
Commercial mortgage owner-occupied loans	17	13		-
Commercial mortgage nonowner-occupied loans	28	28		-
Restructured residential mortgage loans	228	209		-
Restructured consumer loans:
Home equity	129	126		-
Automobile loans	3	3		-
Total impaired portfolio loans with no related ALLL	$593	540		-
Total impaired portfolio loans and leases	$1,665	1,547	(a)	217
(a)

Includes $249, $654 and $262, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $154, $12 and $46, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at March 31, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2017 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$433	358		87
Commercial mortgage owner-occupied loans	16	14		7
Commercial mortgage nonowner-occupied loans	4	3		-
Commercial leases	4	4		-
Restructured residential mortgage loans	469	465		64
Restructured consumer loans:
Home equity	172	172		27
Automobile loans	8	7		1
Credit card	52	45		14
Total impaired portfolio loans and leases with a related ALLL	$1,158	1,068		200
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$151	131		-
Commercial mortgage owner-occupied loans	18	15		-
Commercial mortgage nonowner-occupied loans	35	35		-
Restructured residential mortgage loans	218	200		-
Restructured consumer loans:
Home equity	97	94		-
Automobile loans	2	2		-
Total impaired portfolio loans with no related ALLL	$521	477		-
Total impaired portfolio loans and leases	$1,679	1,545	(a)	200
(a)

Includes $249, $652 and $275, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $150, $13 and $45, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2017.

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended March 31, 2018		For the three months ended March 31, 2017
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$497	5	683	1
Commercial mortgage owner-occupied loans(a)	22	-	43	-
Commercial mortgage nonowner-occupied loans	34	-	89	1
Commercial leases	6	-	3	-
Restructured residential mortgage loans	665	6	654	6
Restructured consumer loans:
Home equity	258	3	298	3
Automobile loans	9	-	14	-
Credit card	48	1	51	1
Total average impaired portfolio loans and leases	$1,539	15	1,835	12
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $26 for the three months ended March 31, 2017. An immaterial amount of interest income was recognized during the three months ended March 31, 2017. Refer to Note 9 for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	March 31, 2018	December 31, 2017
Commercial loans and leases:
Commercial and industrial loans	$299	276
Commercial mortgage owner-occupied loans	11	19
Commercial mortgage nonowner-occupied loans	4	7
Commercial leases	8	4
Total nonaccrual portfolio commercial loans and leases	322	306
Residential mortgage loans	28	30
Consumer loans:
Home equity	74	74
Automobile loans	1	1
Credit card	26	26
Other consumer loans	1	-
Total nonaccrual portfolio consumer loans	102	101
Total nonaccrual portfolio loans and leases(a)(b)	$452	437
OREO and other repossessed property	52	52
Total nonperforming portfolio assets(a)(b)	$504	489
(a)	Excludes $24 and $6 of nonaccrual loans held for sale at March 31, 2018 and December 31, 2017, respectively.
(b)

Includes $5 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2018 and December 31, 2017, respectively, of which $2 and $3 are restructured nonaccrual government insured commercial loans at both March 31, 2018 and December 31, 2017, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $213 million and $235 million as of March 31, 2018 and December 31, 2017, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk or, in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $33 million and $79 million, respectively, as of March 31, 2018 compared with $53 million and $78 million, respectively, as of December 31, 2017.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	12	$ 72	13	-
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	247	33	1	-
Consumer loans:
Home equity	25	2	-	-
Automobile loans	20	-	-	-
Credit card	1,965	10	2	-
Total portfolio loans	2,271	$ 117	16	-

(a)   Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

(b)   Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	33	$ 97	1	2
Commercial mortgage owner-occupied loans	5	2	-	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	203	29	2	-
Consumer loans:
Home equity	31	2	-	-
Automobile loans	30	-	-	-
Credit card	1,756	7	1	-
Total portfolio loans	2,059	$ 137	4	2
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the ALLL include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, automobile or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes an ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2018 and 2017 and were within twelve months of the restructuring date:

March 31, 2018 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	1	$1
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	48	7
Consumer loans:
Home equity	2	-
Credit card	242	1
Total portfolio loans	295	$ 9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$1
Residential mortgage loans	57	9
Consumer loans:
Home equity	5	1
Credit card	450	2
Total portfolio loans	514	$13
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2018	December 31, 2017
Land and improvements(a)	$636	644
Buildings(a)	1,661	1,679
Equipment	1,921	1,876
Leasehold improvements	399	399
Construction in progress(a)	76	93
Bank premises and equipment held for sale:
Land and improvements	12	17
Buildings	8	9
Equipment	-	1
Accumulated depreciation and amortization	(2,747)	(2,715)
Total bank premises and equipment	$1,966	2,003
(a)

At March 31, 2018 and December 31, 2017, land and improvements, buildings and construction in progress included $89 and $91, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $8 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Intangible Assets

Intangible assets consist of core deposit intangibles, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The increase in gross carrying amount of intangible assets from the year ended December 31, 2017 reflects acquisition activity during the first quarter of 2018.

The details of the Bancorp’s intangible assets are shown in the following table:

	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount
As of March 31, 2018
Core deposit intangibles	$34	(29)	5
Customer relationships	19	(1)	18
Non-compete agreements	14	(11)	3
Other	6	(2)	4
Total intangible assets	$73	(43)	30
As of December 31, 2017
Core deposit intangibles	$34	(29)	5
Customer relationships	16	-	16
Non-compete agreements	13	(10)	3
Other	6	(3)	3
Total intangible assets	$69	(42)	27

As of March 31, 2018, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million and immaterial for the three months ended March 31, 2018 and 2017, respectively. The Bancorp’s projections of amortization expense shown in the following table is based on existing balances as of March 31, 2018. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2018 through 2022 is as follows:

($ in millions)	Total
Remainder of 2018	$4
2019	5
2020	3
2021	2
2022	2

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

	Automobile Loan	CDC
March 31, 2018 ($ in millions)	Securitizations	Investments	Total
Assets:
Other short-term investments	$66	-	66
Commercial mortgage loans	-	20	20
Automobile loans	1,115	-	1,115
ALLL	(6)	-	(6)
Other assets	6	-	6
Total assets	$1,181	20	1,201
Liabilities:
Other liabilities	$2	-	2
Long-term debt	1,031	-	1,031
Total liabilities	$1,033	-	1,033
Noncontrolling interests	$-	20	20

	Automobile Loan	CDC
December 31, 2017 ($ in millions)	Securitizations	Investments	Total
Assets:
Other short-term investments	$62	-	62
Commercial mortgage loans	-	20	20
Automobile loans	1,277	-	1,277
ALLL	(6)	-	(6)
Other assets	7	-	7
Total assets	$1,340	20	1,360
Liabilities
Other liabilities	$2	-	2
Long-term debt	1,190	-	1,190
Total liabilities	$1,192	-	1,192
Noncontrolling interests	$-	20	20

Automobile loan securitizations

In a securitization transaction that occurred in the third quarter of 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not hold substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income.

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017 resulting in a decrease of $27 million in commercial mortgage loans, a decrease of $20 million in ALLL associated with the commercial mortgage loans and a decrease of $18 million in indemnification guarantee exposure. The Bancorp’s maximum exposure related to the remaining indemnifications at March 31, 2018 and December 31, 2017 was $18 million and $17 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

	Total	Total	Maximum
March 31, 2018 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,316	338	1,316
Private equity investments	95	-	140
Loans provided to VIEs	1,937	-	3,043

	Total	Total	Maximum
December 31, 2017 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,376	355	1,376
Private equity investments	102	-	150
Loans provided to VIEs	1,845	-	2,910

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

At both March 31, 2018 and December 31, 2017, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $336 million and $355 million at March 31, 2018 and December 31, 2017, respectively. The unfunded commitments as of March 31, 2018 are expected to be funded from 2018 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended March 31,
($ in millions)	Statements of Income Caption		2018	2017

Pre-tax investment and impairment losses(a)	Other noninterest expense	$	45	36
Tax credits and other benefits	Applicable income tax expense		(52)	(56)

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2018 and 2017.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at March 31, 2018 and December 31, 2017, the unfunded commitment amounts to the funds were $45 million and $48 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $3 million and $6 million during the three months ended March 31, 2018 and 2017, respectively. The Bancorp recognized $4 million and zero OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three months ended March 31, 2018 and 2017, respectively. Refer to Note 21 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of both March 31, 2018 and December 31, 2017, the Bancorp’s unfunded commitments to these entities were $1.1 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three months ended March 31, 2018 and 2017. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2018	2017
Residential mortgage loan sales(a)	$1,000	1,629

Origination fees and gains on loan sales	24	29
Gross mortgage servicing fees	53	47
(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following tables present changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)		2018	2017
Balance, beginning of period	$	858	744
Servicing rights originated - residential mortgage loans		16	26
Servicing rights acquired - residential mortgage loans		24	29
Changes in fair value:
Due to changes in inputs or assumptions(a)		57	4
Other changes in fair value(b)		(29)	(27)
Balance, end of period	$	926	776
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended March 31,
($ in millions)	2018	2017
Securities losses, net - non-qualifying hedges on MSRs	$(13)	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(49)	(1)
MSR fair value adjustment(a)	28	(23)
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2018 and 2017 were as follows:

		March 31, 2018			March 31, 2017
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	7.0	9.1%	549	6.7	9.9%	485
Servicing rights	Adjustable	2.6	30.0	637	2.3	34.9	700

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2018 and December 31, 2017, the Bancorp serviced $61.0 billion and $60.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2018, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair	Weighted- Average Life		Impact of Adverse Change on Fair Value			OAS Spread	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$910	6.4	10.0%	$(35)	(68)	(156)	548	$(19)	(36)
Servicing rights	Adjustable	16	3.3	24.6	(1)	(2)	(4)	797	-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2018 and December 31, 2017, the balance of collateral held by the Bancorp for derivative assets was $375 million and $409 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $85 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of March 31, 2018. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2018 and December 31, 2017 was $2 million and $3 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2018 and December 31, 2017, the balance of collateral posted by the Bancorp for derivative liabilities was $322 million and $365 million, respectively, and $100 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of March 31, 2018 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2018 and December 31, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value

March 31, 2018 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,705	248	4
Total fair value hedges		248	4
Cash flow hedges:
Interest rate swaps related to C&I loans	4,150	-	18
Total cash flow hedges		-	18
Total derivatives designated as qualifying hedging instruments		248	22
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	12,135	53	20
Forward contracts related to residential mortgage loans held for sale	1,153	2	2
Swap associated with the sale of Visa, Inc. Class B Shares	1,993	-	165
Foreign exchange contracts	138	-	-
Total free-standing derivatives - risk management and other business purposes		55	187
Free-standing derivatives - customer accommodation:
Interest rate contracts	44,973	220	241
Interest rate lock commitments	667	11	-
Commodity contracts	4,843	199	195
TBA securities	46	-	-
Foreign exchange contracts	11,723	132	129
Total free-standing derivatives - customer accommodation		562	565
Total derivatives not designated as qualifying hedging instruments		617	752
Total		$865	774

		Fair Value

December 31, 2017 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,705	297	5
Total fair value hedges		297	5
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	-	12
Total cash flow hedges		-	12
Total derivatives designated as qualifying hedging instruments		297	17
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,035	54	15
Forward contracts related to residential mortgage loans held for sale	1,284	1	1
Stock warrant	20	20	-
Swap associated with the sale of Visa, Inc. Class B Shares	1,900	-	137
Foreign exchange contracts	112	-	1
Total free-standing derivatives - risk management and other business purposes		75	154
Free-standing derivatives - customer accommodation:
Interest rate contracts	42,216	154	145
Interest rate lock commitments	446	8	-
Commodity contracts	4,125	165	167
TBA securities	26	-	-
Foreign exchange contracts	12,654	124	119
Total free-standing derivatives - customer accommodation		451	431
Total derivatives not designated as qualifying hedging instruments		526	585
Total		$823	602

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all designated fair value hedges of interest rate risk as of March 31, 2018, the Bancorp performed an assessment of hedge effectiveness using regression analysis (quantitative approach) with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months
	Statements of	ended March 31,
($ in millions)	Income Caption	2018	2017
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(63)	(21)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	64	21

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

	Condensed Consolidated
($ in millions)	Balance Sheets Caption	March 31, 2018
Carrying amount of the hedged item	Long-term debt	$4,219
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(231)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2018, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2018, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 59 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, $19 million and $9 million, respectively, of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2018, $2 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2018.

During both the three months ended March 31, 2018 and 2017, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended
	March 31,
($ in millions)	2018	2017(a)
Amount of pretax net losses recognized in OCI	$(9)	(5)
Amount of pretax net gains reclassified from OCI into net interest income	1	8
(a)

For the three months ended March 31, 2017, the amount of pretax net losses recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income. Upon the adoption of ASU 2017-12, the Bancorp recorded a cumulative effect adjustment to retained earnings effective January 1, 2018 related to the elimination of the separate measurement of ineffectiveness. Refer to Note 3 for additional information.

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

The net (losses) gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended March 31,
($ in millions)	Income Caption	2018	2017
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$-	(21)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(49)	(1)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	2	(1)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(39)	(13)

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions; and therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of either corporate banking revenue or other noninterest income in the Condensed Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2018 and December 31, 2017, the total notional amount of the risk participation agreements was $3.4 billion and $2.8 billion, respectively, and the fair value was a liability of $6 million and $5 million at March 31, 2018 and December 31, 2017, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2018, the risk participation agreements had a weighted-average remaining life of 4.2 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2018	December 31, 2017
Pass	$3,263	2,748
Special mention	77	66
Substandard	30	24
Total	$3,370	2,838

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated	For the three months ended March 31,
($ in millions)	Statements of Income Caption	2018	2017
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	5
Interest rate lock commitments	Mortgage banking net revenue	13	22
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	14	13
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(2)	-
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for both periods shown.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of March 31, 2018 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$854	(229)	(341)	284
Total assets	854	(229)	(341)	284

Liabilities:
Derivatives	774	(229)	(209)	336
Total liabilities	$774	(229)	(209)	336
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2017 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$815	(213)	(362)	240
Total assets	815	(213)	(362)	240

Liabilities:
Derivatives	602	(213)	(155)	234
Total liabilities	$602	(213)	(155)	234
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2018	December 31, 2017
Securities sold under repurchase agreements	$ 662	546
FHLB advances	400	3,125
Derivative collateral	273	341
Total other short-term borrowings	$ 1,335	4,012

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2018 and December 31, 2017, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities with an overnight remaining contractual maturity.

13. Long-Term Debt

On March 14, 2018, the Bancorp issued and sold $650 million of 3.95% senior fixed-rate notes, with a maturity of ten years, due on March 14, 2028. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

14. Capital Actions

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2018:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 19, 2017	$ 273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2018	December 31, 2017
Commitments to extend credit	$68,089	68,106
Letters of credit	2,164	2,185
Forward contracts related to residential mortgage loans held for sale	1,153	1,284
Noncancelable operating lease obligations	559	568
Purchase obligations	132	144
Capital commitments for private equity investments	45	48
Capital expenditures	27	37
Capital lease obligations	24	26

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2018 and December 31, 2017, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $151 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2018	December 31, 2017
Pass	$67,323	67,254
Special mention	354	330
Substandard	412	522
Total commitments to extend credit	$68,089	68,106

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2018:

($ in millions)
Less than 1 year(a)	$1,174
1 - 5 years(a)	981
Over 5 years	9
Total letters of credit	$2,164
(a)	Includes $6 and $1 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2018 and December 31, 2017, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% and 61% of the total standby letters of credit were collateralized as of March 31, 2018 and December 31, 2017, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $15 million and $6 million at March 31, 2018 and December 31, 2017, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2018	December 31, 2017
Pass	$1,822	1,830
Special mention	60	67
Substandard	198	218
Doubtful	84	70
Total letters of credit	$2,164	2,185

At March 31, 2018 and December 31, 2017, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2018 and December 31, 2017, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $646 million and $602 million, respectively, of which FTS acted as the remarketing agent to issuers on $562 million and $508 million, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $320 million and $331 million of the VRDNs remarketed by FTS, in addition to $84 million and $94 million in VRDNs remarketed by third parties at March 31, 2018 and December 31, 2017, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $1 million of these VRDNs in its portfolio and classified them as trading securities at March 31, 2018 and December 31, 2017, respectively.

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

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million and $9 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2018 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended March 31, 2018 and 2017, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $2 million in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2018 and 2017 were $5 million and $3 million, respectively. Total outstanding repurchase demand inventory was $2 million and $1 million at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,

($ in millions)	2018	2017
Balance, beginning of period	$9	13
Net reductions to the reserve	(1)	(1)
Balance, end of period	$8	12

The following tables provide a rollforward of unresolved claims by claimant type for the three months ended:

	GSE		Private Label
March 31, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$-
New demands	30	5	-	-
Resolved demands	(22)	(4)	-	-
Balance, end of period	14	$2	1	$-

	GSE		Private Label
March 31, 2017 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	13	$2	-	$-
New demands	23	3	-	-
Loan paydowns/payoffs	(1)	-	-	-
Resolved demands	(24)	(4)	-	-
Balance, end of period	11	$1	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $301 million and $312 million at March 31, 2018 and December 31, 2017, respectively, and the delinquency rates were 2.7% and 3.0% at March 31, 2018 and December 31, 2017, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million at both March 31, 2018 and December 31, 2017 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $16 million and $15 million at March 31, 2018 and December 31, 2017, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2018 and December 31, 2017.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2018, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $165 million at March 31, 2018 and $137 million at December 31, 2017. Refer to Note 11 and Note 21 for further information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. Refer to Note 15 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation. On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denies all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety.

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million. Fifth Third denies all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. No trial date has been scheduled.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Governmental Investigations and Proceedings

The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $22 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Related Party Transactions

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp recognized a gain of $414 million in other noninterest income during the first quarter of 2018 associated with the dilution in its ownership interest in Vantiv Holding, LLC from approximately 8.6% to approximately 4.9%. The Bancorp’s remaining interest in Vantiv Holding, LLC of $632 million continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

18. Income Taxes

The applicable income tax expense was $132 million and $91 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 were 15.8% and 22.9%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period in the prior year was primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total OCI			Total AOCI
March 31, 2018 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance(a)	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$	(594)	134	(460)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		9	(2)	7
Net unrealized losses on available-for-sale debt securities		(585)	132	(453)	135	(453)	(318)
Unrealized holding losses on cash flow hedge derivatives arising during period		(9)	2	(7)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(1)	-	(1)
Net unrealized losses on cash flow hedge derivatives		(10)	2	(8)	(11)	(8)	(19)
Reclassification of amounts to net periodic benefit costs		1	-	1
Defined benefit pension plans, net		1	-	1	(53)	1	(52)
Total	$	(594)	134	(460)	71	(460)	(389)
(a) The Bancorp’s AOCI balance was adjusted as of January 1, 2018 to reflect the adoption of new accounting standards. Refer to Note 3 for additional information.
		Total OCI			Total AOCI
March 31, 2017 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	22	(7)	15
Reclassification adjustment for net losses on available-for-sale securities included in net income		2	(1)	1
Net unrealized gains on available-for-sale securities		24	(8)	16	101	16	117
Unrealized holding losses on cash flow hedge derivatives arising during period		(5)	2	(3)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(8)	3	(5)
Net unrealized gains on cash flow hedge derivatives		(13)	5	(8)	10	(8)	2
Reclassification of amounts to net periodic benefit costs		2	(1)	1
Defined benefit pension plans, net		2	(1)	1	(52)	1	(51)
Total	$	13	(4)	9	59	9	68

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Consolidated Statements of Income Caption		For the three months ended March 31,
Components of AOCI: ($ in millions)			2018	2017
Net unrealized gains on available-for-sale securities:(b)
Net losses included in net income	Securities losses, net	$	(9)	(2)
	Income before income taxes		(9)	(2)
	Applicable income tax expense		2	1
	Net income		(7)	(1)
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases		1	8
	Income before income taxes		1	8
	Applicable income tax expense		-	(3)
	Net income		1	5
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)		(1)	(2)
	Income before income taxes		(1)	(2)
	Applicable income tax expense		-	1
	Net income		(1)	(1)

Total reclassifications for the period	Net income	$	(7)	3
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Earnings Per Share

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2018			2017
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$689			290
Less: Income allocated to participating securities	8			4
Net income allocated to common shareholders	$681	690	0.99	286	748	0.38
Earnings Per Diluted Share:
Net income available to common shareholders	$689			290
Effect of dilutive securities:
Stock-based awards	-	14		-	13
Net income available to common shareholders plus assumed conversions	689			290
Less: Income allocated to participating securities	8			4
Net income allocated to common shareholders plus assumed conversions	$681	704	0.97	286	761	0.38

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2018 and March 31, 2017 excludes 2 million and 6 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2018 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$96	-	-	96
Obligations of states and political subdivisions securities	-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,208	-	15,208
Agency commercial mortgage-backed securities	-	10,455	-	10,455
Non-agency commercial mortgage-backed securities	-	3,190	-	3,190
Asset-backed securities and other debt securities	-	2,214	-	2,214
Available-for-sale debt and other securities(a)	96	31,111	-	31,207
Trading debt securities:
U.S. Treasury and federal agencies securities	-	21	-	21
Obligations of states and political subdivisions securities	-	52	-	52
Agency residential mortgage-backed securities	-	364	-	364
Asset-backed securities and other debt securities	-	134	-	134
Trading debt securities	-	571	-	571
Equity securities	417	1	-	418
Residential mortgage loans held for sale	-	650	-	650
Residential mortgage loans(b)	-	-	136	136
Commercial loans held for sale	-	16	-	16
MSRs	-	-	926	926
Derivative assets:
Interest rate contracts	2	521	11	534
Foreign exchange contracts	-	132	-	132
Commodity contracts	34	165	-	199
Derivative assets(d)	36	818	11	865
Total assets	$549	33,167	1,073	34,789
Liabilities:
Derivative liabilities:
Interest rate contracts	$2	276	7	285
Foreign exchange contracts	-	129	-	129
Equity contracts	-	-	165	165
Commodity contracts	56	139	-	195
Derivative liabilities(e)	58	544	172	774
Short positions(e)	93	33	-	126
Total liabilities	$151	577	172	900
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at March 31, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,319	-	15,319
Agency commercial mortgage-backed securities	-	10,167	-	10,167
Non-agency commercial mortgage-backed securities	-	3,293	-	3,293
Asset-backed securities and other debt securities	-	2,218	-	2,218
Available-for-sale debt and other securities(a)	98	31,041	-	31,139
Trading debt securities:
U.S. Treasury and federal agencies securities	1	11	-	12
Obligations of states and political subdivisions securities	-	22	-	22
Residential mortgage-backed securities	-	395	-	395
Asset-backed securities and other debt securities	-	63	-	63
Trading debt securities	1	491	-	492
Equity securities	438	1		439
Residential mortgage loans held for sale	-	399	-	399
Residential mortgage loans(b)	-	-	137	137
MSRs	-	-	858	858
Derivative assets:
Interest rate contracts	1	505	8	514
Foreign exchange contracts	-	124	-	124
Equity contracts	-	20	-	20
Commodity contracts	39	126	-	165
Derivative assets(d)	40	775	8	823
Total assets	$577	32,707	1,003	34,287
Liabilities:
Derivative liabilities:
Interest rate contracts	$1	172	5	178
Foreign exchange contracts	-	120	-	120
Equity contracts	-	-	137	137
Commodity contracts	38	129	-	167
Derivative liabilities(e)	39	421	142	602
Short positions(e)	25	6	-	31
Total liabilities	$64	427	142	633
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at December 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale debt and other securities, trading debt securities and equity securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities may include federal agencies securities, obligations of states and political subdivisions securities, agency and non-agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2018 and December 31, 2017, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. The Accounting and Treasury departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the total return swap. Accounting and Treasury review the changes in fair value on a quarterly basis for reasonableness based on Visa stock price changes, litigation contingencies and escrow funding.

The net asset fair value of the IRLCs at March 31, 2018 was $11 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $5 million and $9 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $6 million and $13 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Short positions

Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs and therefore are classified within Level 2 of the valuation hierarchy.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2018 ($ in millions)	Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value

Balance, beginning of period	$137	858	3	(137)	861
Total gains (losses) (realized/unrealized):
Included in earnings	(2)	28	14	(39)	1
Purchases/originations	-	40	(2)	-	38
Settlements	(135)	-	(11)	11	(135)
Transfers into Level 3(b)	136	-	-	-	136

Balance, end of period	$136	926	4	(165)	901

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2018(c)	$(2)	28	11	(39)	(2)

(a)   Net interest rate derivatives include derivative assets and liabilities of $11 and $7, respectively, as of March 31, 2018.

(b)   Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)   Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2017 ($ in millions)	Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	-	(23)	23	(13)	(13)
Purchases/originations	-	55	(1)	-	54
Settlements	(5)	-	(19)	7	(17)
Transfers into Level 3(b)	3	-	-	-	3

Balance, end of period	$141	776	11	(97)	831

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2017(c)	$-	(23)	16	(13)	(20)

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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended
		March 31,
($ in millions)		2018	2017
Mortgage banking net revenue	$	39	-
Corporate banking revenue		1	-
Other noninterest income		(39)	(13)
Total gains (losses)	$	1	(13)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2018 and 2017 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended
	March 31,
($ in millions)	2018	2017
Mortgage banking net revenue	$36	(7)
Corporate banking revenue	1	-
Other noninterest income	(39)	(13)
Total losses	$(2)	(20)

The following tables present information as of March 31, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$136	Loss rate model	Interest rate risk factor	(12.6) - 14.1%	1.3%
			Credit risk factor	0 - 46.2%	1.5%
MSRs	926	Discounted cash flow	Prepayment speed	0.5-98.1%	(Fixed) 10.0% (Adjustable) 24.6%
			OAS spread (bps)	446-1,515	(Fixed) 548 (Adjustable) 797
IRLCs, net	11	Discounted cash flow	Loan closing rates	9.5 - 102.7%	76.6%
Swap associated with the sale of Visa, Inc. Class B Shares	(165)	Discounted cash flow	Timing of the resolution of the Covered Litigation	2/28/2021 - 12/31/2023	9/8/2021

As of March 31, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$141	Loss rate model	Interest rate risk factor Credit risk factor	(10.6) - 15.4% 0 - 46.2%	2.3% 1.2%

MSRs	776	Discounted cash flow	Prepayment speed	0.7-100%	(Fixed) 11.2% (Adjustable) 25.2%
			OAS spread (bps)	430-1,515	(Fixed) 528 (Adjustable) 757
IRLCs, net	16	Discounted cash flow	Loan closing rates	12.3- 97.9%	72.2%
Swap associated with the sale of Visa, Inc. Class B Shares	(97)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	8/24/2020

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2018 and 2017, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2018 and 2017, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2018 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2018
Commercial loans held for sale	$	-	-	5	5	(1)
Commercial and industrial loans		-	-	277	277	(44)
Commercial mortgage loans		-	-	4	4	6
Commercial leases		-	-	2	2	(2)
OREO		-	-	17	17	(3)
Bank premises and equipment		-	-	4	4	(8)
Operating lease equipment		-	-	12	12	(2)
Private equity investments		-	50	33	83	19
Total	$	-	50	354	404	(35)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value Measurements Using				Total Losses

As of March 31, 2017 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2017
Commercial loans held for sale	$	-	-	1	1	(19)
Commercial and industrial loans		-	-	318	318	(26)
Commercial mortgage loans		-	-	25	25	(2)
Commercial leases		-	-	2	2	(1)
OREO		-	-	19	19	(4)
Bank premises and equipment		-	-	15	15	(3)
Operating lease equipment		-	-	55	55	(20)
Total	$	-	-	435	435	(75)

The following tables present information as of March 31, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2018 ($ in millions)
Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$	5	Appraised value	Appraised value	NM	NM
				Costs to sell	NM	10.0%
Commercial and industrial loans		277	Appraised value	Collateral value	NM	NM
Commercial mortgage loans		4	Appraised value	Collateral value	NM	NM
Commercial leases		2	Appraised value	Collateral value	NM	NM
OREO		17	Appraised value	Appraised value	NM	NM
Bank premises and equipment		4	Appraised value	Appraised value	NM	NM
Operating lease equipment		12	Appraised value	Appraised value	NM	NM
Private equity investments		29	Liquidity discount applied to fund’s net asset value	Liquidity discount	0-43.0%	10.5%
		4	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2017 ($ in millions)
Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$	1	Appraised value	Appraised value	NM	NM
				Costs to sell	NM	10.0%
Commercial and industrial loans		318	Appraised value	Collateral value	NM	NM
Commercial mortgage loans		25	Appraised value	Collateral value	NM	NM
Commercial leases		2	Appraised value	Collateral value	NM	NM
OREO		19	Appraised value	Appraised value	NM	NM
Bank premises and equipment		15	Appraised value	Appraised value	NM	NM
Operating lease equipment		55	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the three months ended March 31, 2018 and 2017 the Bancorp transferred $1 million and $18 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. These loans had fair value adjustments during the three months ended March 31, 2018 and 2017 totaling an immaterial amount and $17 million, respectively, and were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, there was $1 million and an immaterial amount of fair value adjustments on existing commercial loans held for sale for the three months ended March 31, 2018 and 2017, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp did not recognize any gains or losses on the sale of commercial loans held for sale during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Bancorp recognized a $2 million loss on the sale of commercial loans held for sale.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for investment

During the three months ended March 31, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During both the three months ended March 31, 2018 and 2017, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the three months ended March 31, 2018 and 2017, these losses include $1 million and $2 million, respectively, recorded as charge-offs on new OREO properties transferred from loans during the respective periods and $2 million recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During both the three months ended March 31, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. During the three months ended March 31, 2018 and 2017, the Bancorp recorded net losses of $2 million and $20 million, respectively, as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

As a result of adopting ASU 2016-01, effective January 1, 2018, the Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The carrying value of the Bancorp’s private equity investments as of March 31, 2018 include a cumulative $35 million of positive adjustments as a result of such observable price changes. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a discounted cash flow method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The carrying value of the Bancorp’s private equity investments as of March 31, 2018 includes a cumulative $10 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp recognized $6 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three months ended March 31, 2018. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported net asset value of the fund or through a discounted cash flow analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Payments, Strategy and Digital Solutions, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

Fair Value Option

The Bancorp elected to measure certain residential mortgage and commercial loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Electing to measure certain commercial loans held for sale at fair value reduces certain timing differences and better reflects changes in fair value of these assets that are expected to the sold in the short term. Management’s intent to sell residential mortgage or commercial loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2018 and 2017 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $12 million and $22 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at March 31, 2018 for which the fair value option was elected included gains of an immaterial amount for the three months ended March 31, 2018. The Bancorp did not hold any commercial loans held for sale during the three months ended March 31, 2017. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both March 31, 2018 and December 31, 2017. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at March 31, 2018. The Bancorp did not hold any commercial loans held for sale at December 31, 2017. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

March 31, 2018 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$786	774	12
Past due loans of 90 days or more	4	4	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	16	16	-
December 31, 2017
Residential mortgage loans measured at fair value	$536	522	14
Past due loans of 90 days or more	5	5	-
Nonaccrual loans	1	1	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,038	2,038	-	-	2,038
Other short-term investments	1,747	1,747	-	-	1,747
Other securities	612	-	612	-	612
Held-to-maturity securities	23	-	-	23	23
Loans and leases held for sale	51	-	-	51	51
Portfolio loans and leases:
Commercial and industrial loans	41,023	-	-	42,143	42,143
Commercial mortgage loans	6,446	-	-	6,395	6,395
Commercial construction loans	4,743	-	-	4,775	4,775
Commercial leases	3,904	-	-	3,520	3,520
Residential mortgage loans	15,338	-	-	15,716	15,716
Home equity	6,713	-	-	7,103	7,103
Automobile loans	8,979	-	-	8,708	8,708
Credit card	2,072	-	-	2,440	2,440
Other consumer loans	1,592	-	-	1,669	1,669
Unallocated ALLL	(114)	-	-	-	-
Total portfolio loans and leases, net	$90,696	-	-	92,469	92,469
Financial liabilities:
Deposits	$105,461	-	105,407	-	105,407
Federal funds purchased	178	178	-	-	178
Other short-term borrowings	1,335	-	1,335	-	1,335
Long-term debt	14,800	14,752	464	-	15,216

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2017 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,514	2,514	-	-	2,514
Other short-term investments	2,753	2,753	-	-	2,753
Other securities	612	-	612	-	612
Held-to-maturity securities	24	-	-	24	24
Loans and leases held for sale	93	-	-	93	93
Portfolio loans and leases:
Commercial and industrial loans	40,519	-	-	41,718	41,718
Commercial mortgage loans	6,539	-	-	6,490	6,490
Commercial construction loans	4,530	-	-	4,560	4,560
Commercial leases	4,054	-	-	3,705	3,705
Residential mortgage loans	15,365	-	-	15,996	15,996
Home equity	6,968	-	-	7,410	7,410
Automobile loans	9,074	-	-	8,832	8,832
Credit card	2,182	-	-	2,616	2,616
Other consumer loans	1,526	-	-	1,621	1,621
Unallocated ALLL	(120)	-	-	-	-
Total portfolio loans and leases, net	$90,637	-	-	92,948	92,948
Financial liabilities:
Deposits	$103,162	-	103,123	-	103,123
Federal funds purchased	174	174	-	-	174
Other short-term borrowings	4,012	-	4,012	-	4,012
Long-term debt	14,904	15,045	529	-	15,574

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2018 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2017, thus net interest income for deposit-providing business segments was positively impacted during 2018. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2018.

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

The results of operations and financial position for the three months ended March 31, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,153 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

					Wealth	General
	Commercial	Branch		Consumer	and Asset	Corporate
March 31, 2018 ($ in millions)	Banking	Banking		Lending	Management	and Other	Eliminations	Total
Net interest income	$419	466		59	43	9	-	996
Provision for (benefit from) loan and lease losses	(20)	44		12	16	(29)	-	23
Net interest income after provision for loan and lease losses	439	422		47	27	38	-	973
Noninterest income:
Service charges on deposits	71	66		-	-	-	-	137
Wealth and asset management revenue	1	37		-	109	-	(34)(a)	113
Corporate banking revenue	86 (c)	1		-	1	-	-	88
Card and processing revenue	14	64		-	1	-	-	79
Mortgage banking net revenue	-	1		55	-	-	-	56
Other noninterest income	49	15	(b)	4	5	387	-	460
Securities losses, net	(2)	-		-	-	(9)	-	(11)
Securities losses, net - non-qualifying hedges on MSRs	-	-		(13)	-	-	-	(13)
Total noninterest income	219	184		46	116	378	(34)	909
Noninterest expense:
Salaries, wages and incentives	70	110		39	44	184	-	447
Employee benefits	18	26		11	10	45	-	110
Net occupancy expense	7	43		3	3	19	-	75
Technology and communications	2	1		1	-	64	-	68
Equipment expense	5	13		-	-	13	-	31
Card and processing expense	1	29		-	-	(1)	-	29
Other noninterest expense	281	215		52	74	(302)	(34)	286
Total noninterest expense	384	437		106	131	22	(34)	1,046
Income (loss) before income taxes	274	169		(13)	12	394	-	836
Applicable income tax expense (benefit)	15	35		(3)	3	82	-	132
Net income (loss)	259	134		(10)	9	312	-	704
Total goodwill	$630	1,655		-	177	-	-	2,462
Total assets	$58,829	60,197		22,384	10,611	(10,521)(d)	-	141,500
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $8 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 21.
(d)	Includes bank premises and equipment of $20 classified as held for sale. For more information refer to Note 7.

						Wealth	General
	Commercial		Branch		Consumer	and Asset	Corporate
March 31, 2017 ($ in millions)	Banking		Banking		Lending	Management	and Other	Eliminations	Total
Net interest income	$425		430		61	38	(21)	-	933
Provision for loan and lease losses	6		42		15	4	7	-	74
Net interest income after provision for loan and lease losses	419		388		46	34	(28)	-	859
Noninterest income:
Service charges on deposits	73		65		-	-	-	-	138
Wealth and asset management revenue	1		36		-	105	-	(34)(a)	108
Corporate banking revenue	73	(c)	1		-	-	-	-	74
Card and processing revenue	14		59		-	1	-	-	74
Mortgage banking net revenue	-		1		51	-	-	-	52
Other noninterest income	41		22	(b)	4	-	10	-	77
Total noninterest income	202		184		55	106	10	(34)	523
Noninterest expense:
Salaries, wages and incentives	67		104		37	39	164	-	411
Employee benefits	18		27		11	9	46	-	111
Net occupancy expense	7		47		3	2	19	-	78
Technology and communications	3		1		1	-	53	-	58
Equipment expense	4		13		-	-	11	-	28
Card and processing expense	1		29		-	-	-	-	30
Other noninterest expense	260		192		54	67	(269)	(34)	270
Total noninterest expense	360		413		106	117	24	(34)	986
Income (loss) before income taxes	261		159		(5)	23	(42)	-	396
Applicable income tax expense (benefit)	44		56		(2)	8	(15)	-	91
Net income (loss)	217		103		(3)	15	(27)	-	305
Total goodwill	$613		1,655		-	151	-	-	2,419
Total assets	$57,672		57,883		21,994	9,644	(6,993)(d)	-	140,200
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $3 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 21.
(d)	Includes bank premises and equipment of $51 classified as held for sale. For more information refer to Note 7.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2018 to any of the risk factors as previously disclosed in the Bancorp’s most recent annual report as filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2018.

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

4.1

Sixth Supplemental Indenture dated as of March 14, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.

4.2	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
10.1	Fifth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015.*
10.2	Fourth Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013.*
10.3	2018 Restricted Stock Unit Grant Agreement (for Directors)
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 4, 2018

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)