Form 10-Q
period 2018-06-30
FIFTH THIRD BANCORP
filed 2018-08-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 668,092,149 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2018.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q . When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) regulatory objections to Fifth Third’s resolution plan; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) changes in LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) risks relating to the potential merger with MB Financial, Inc. and Fifth Third’s ability to realize the anticipated benefits of the merger; (36) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (37) potential dilution from future acquisitions; (38) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (39) results of Vantiv Holding, LLC, a subsidiary of Worldpay, Inc. or other investments or acquired entities; (40) difficulties from or changes in Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv Holding, LLC, a subsidiary of Worldpay, Inc.; (41) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (42) inaccuracies or other failures from the use of models; (43) effects of critical accounting policies and judgments or the use of inaccurate estimates; (44) weather related events or other natural disasters; and (45) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2018	2017	Change	2018	2017	Change

Income Statement Data
Net interest income (U.S. GAAP)	$1,020	939	9	$2,016	1,872	8
Net interest income (FTE)(a)(b)	1,024	945	8	2,023	1,884	7
Noninterest income	743	564	32	1,652	1,087	52
Total revenue(a)	1,767	1,509	17	3,675	2,971	24
Provision for loan and lease losses	33	52	(37)	56	126	(56)
Noninterest expense	1,037	957	8	2,083	1,943	7
Net income attributable to Bancorp	586	367	60	1,290	672	92
Net income available to common shareholders	563	344	64	1,252	634	97

Common Share Data
Earnings per share - basic	$0.81	0.46	76	$1.80	0.84	115
Earnings per share - diluted	0.80	0.45	78	1.77	0.83	113
Cash dividends declared per common share	0.18	0.14	29	0.34	0.28	21
Book value per share	21.97	20.42	8	21.97	20.42	8
Market value per share	28.70	25.96	11	28.70	25.96	11

Financial Ratios
Return on average assets	1.66%	1.05	58	1.84%	0.97	90
Return on average common equity	15.3	9.0	70	17.0	8.4	102
Return on average tangible common equity(b)	18.4	10.7	72	20.4	10.0	104
Dividend payout ratio	22.2	30.4	(27)	18.9	33.3	(43)
Average total Bancorp shareholders’ equity as a percent of average assets	11.38	11.84	(4)	11.45	11.78	(3)
Tangible common equity as a percent of tangible assets(b)(h)	9.33	9.02	3	9.33	9.02	3
Net interest margin(a)(b)	3.21	3.01	7	3.19	3.01	6
Net interest rate spread (a)(b)	2.86	2.75	4	2.86	2.77	3
Efficiency(a)(b)	58.7	63.4	(7)	56.7	65.4	(13)

Credit Quality
Net losses charged-off	$94	64	47	$175	153	14
Net losses charged-off as a percent of average portfolio loans and leases	0.41%	0.28	46	0.38%	0.34	12
ALLL as a percent of portfolio loans and leases	1.17	1.34	(13)	1.17	1.34	(13)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.31	1.52	(14)	1.31	1.52	(14)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.52	0.72	(28)	0.52	0.72	(28)

Average Balances
Loans and leases, including held for sale	$93,232	92,653	1	$93,051	92,721	-
Total securities and other short-term investments	34,935	33,481	4	34,806	33,329	4
Total assets	141,529	140,344	1	141,547	140,243	1
Transaction deposits(d)	97,574	95,825	2	97,298	96,419	1
Core deposits(e)	101,592	99,570	2	101,235	100,205	1
Wholesale funding(f)	20,464	20,665	(1)	20,511	19,900	3
Bancorp shareholders’ equity	16,108	16,615	(3)	16,209	16,522	(2)

Regulatory Capital and Liquidity Ratios
CET1 capital(g)	10.91%	10.63	3	10.91%	10.63	3
Tier I risk-based capital(g)	12.02	11.76	2	12.02	11.76	2
Total risk-based capital(g)	15.21	15.22	-	15.21	15.22	-
Tier I leverage	10.24	10.07	2	10.24	10.07	2
Modified LCR	116	115	1	116	115	1

(a)

Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2018 and 2017 was $4 and $6, respectively, and for the six months ended June 30, 2018 and 2017 was $7 and $12, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2018, the Bancorp had $140.7 billion in assets and operated 1,158 full-service banking centers and 2,458 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 3.3% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $426 million at June 30, 2018.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2018, net interest income on an FTE basis and noninterest income provided 58% and 42% of total revenue, respectively. For the six months ended June 30, 2018, net interest income on an FTE basis and noninterest income provided 55% and 45% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and six months ended June 30, 2018. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc., formerly Vantiv, Inc. The Bancorp had previously received these Class A shares in exchange for Class B Units of Vantiv Holding, LLC. The Bancorp recognized a gain of $205 million related to the sale. As a result of the sale, the Bancorp beneficially owns approximately 3.3% of Worldpay’s equity through its ownership of approximately 10.3 million Class B Units. The Bancorp’s remaining interest in Vantiv Holding, LLC of $426 million continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

GS Holdings Transactions

In May 2018, GreenSky, Inc. launched an IPO and issued 38 million shares of Class A common stock for a valuation of $23 per share. In connection with this IPO, the Bancorp’s investment in GreenSky, LLC, which was comprised of 252,550 membership units, was converted to 2,525,498 units of the newly formed GreenSky Holdings, LLC (“GS Holdings”), representing a 1.4% interest in GS Holdings. The Bancorp’s units in GS Holdings are exchangeable on a one-to-one basis for Class A common stock or cash after the initial 180-day lock-up period expires.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At the time of the IPO, the Bancorp recognized a $16 million gain on its investment in GreenSky, LLC, which was included in other noninterest income in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018. At June 30, 2018, the investment in GS Holdings was $53 million, which was included in equity securities in the Condensed Consolidated Balance Sheets.

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2018, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 19, 2017	$273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018	235	6,402,244	1,172,122	7,574,366	June 15, 2018

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

On June 5, 2018, the Bancorp issued and sold $250 million of senior floating-rate notes, with a maturity of three years, due on June 4, 2021. Interest on the floating-rate notes is 3-month LIBOR plus 47 bps. These notes will be redeemable, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

2018 Branch Optimization Plan

Customer interactions and service and sales activity in Branch Banking continue to evolve with changing demographics and technology applications. Customers are increasingly utilizing digital tools to interact with their financial institutions in conducting their transactions while still utilizing physical branches for consultations and new product and service initiation. During the past three years, these developments and other business strategies led to a net decrease of 141 in the number of retail branches, or 11% of the Bancorp’s total branch count, through consolidations and sales.

The Bancorp continues to evaluate its retail network distribution in light of changes in customer behavior while developing new analytical tools that provide enhanced capabilities to optimize the profitability and growth potential of branches. In slower growth mature markets these developments enable the Bancorp to achieve efficiencies through well-executed branch consolidations without materially impacting deposit flows and/or revenue growth while maintaining the service quality standards. While continuing to evaluate such actions, the Bancorp is also focused on achieving higher retail household and deposit growth in other parts of its footprint – mainly in markets that exhibit faster economic growth and where the Bancorp has significant opportunities to capture higher market share. To that extent, based on the strategic business evaluation that was performed during the second quarter of 2018, over the next 2-3 years, as part of the 2018 Branch Optimization Plan, the Bancorp plans to close between 100-125 branches in more mature markets and open between 100-125 new branches in higher growth markets where the Bancorp already has a strong and high performing retail branch presence. With the existing local presence and familiarity with the customer demographics, and with newly developed analytical tools, the Bancorp expects to achieve higher growth rates as a result of these actions.

As of June 30, 2018, the Bancorp had identified 29 specific branches for closure under the 2018 Branch Optimization Plan with these closures expected to be completed prior to December 31, 2018. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan over the next 12 to 18 months. Additionally, the Bancorp has elected to sell 21 parcels of land which had previously been held for future branch expansion.

The adoption of the 2018 Branch Optimization Plan during the second quarter of 2018 required the Bancorp to perform assessments of the recoverability of the long-lived assets for which the Bancorp believes that it is more likely than not that the assets will be disposed of significantly before the end of their previously estimated useful lives. As a result, during the second quarter of 2018 the Bancorp recognized impairment losses of $33 million associated with these lower of cost or market adjustments in other noninterest income in the Condensed Consolidated Statements of Income. For further information about the 2018 Branch Optimization plan, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2018 was $563 million, or $0.80 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2017 was $344 million, or $0.45 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2018 was $1.3 billion, or $1.77 per diluted share, which was net of $38 million in preferred stock dividends. For the six months ended June 30, 2017, the Bancorp’s net income available to common shareholders was $634 million, or $0.83 per diluted share, which was net of $38 million in preferred stock dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income on an FTE basis (non-GAAP) was $1.0 billion and $2.0 billion for the three and six months ended June 30, 2018, respectively, an increase of $79 million and $139 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in yields on average loans and leases and increases in average taxable securities for the three and six months ended June 30, 2018 compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018 and June 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for both the three and six months ended June 30, 2018 compared to the same periods in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.21% and 3.19% for the three and six months ended June 30, 2018, respectively compared to 3.01% for both periods in the prior year.

Noninterest income increased $179 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in other noninterest income and corporate banking revenue. Other noninterest income increased $165 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the gain on sale of Worldpay, Inc. shares, partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment and a reduction in the equity method income from the Bancorp’s interest in Vantiv Holding, LLC. Corporate banking revenue increased $19 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees, partially offset by a decrease in letter of credit fees.

Noninterest income increased $565 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increases in other noninterest income and corporate banking revenue. Other noninterest income increased $548 million during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the gain related to Vantiv, Inc’s acquisition of Worldpay Group plc. that was recognized in the first quarter of 2018 and the aforementioned gain on sale of Worldpay, Inc. shares, partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment, an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and reduction in the equity method income from the Bancorp’s interest in Vantiv Holding, LLC. Corporate banking revenue increased $33 million during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in lease remarketing fees, institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees, partially offset by decreases in business lending fees and letter of credit fees.

Noninterest expense increased $80 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs and technology and communications expense. Personnel costs increased $66 million for the three months ended June 30, 2018 compared to the same period in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. Technology and communications expense increased $10 million for the three months ended June 30, 2018 compared to the same period in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives.

Noninterest expense increased $140 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to increases personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $102 million for the six months ended June 30, 2018 compared to the same period in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. Technology and communications expense increased $19 million for the six months ended June 30, 2018 compared to the same period in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $17 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in the impairment on affordable housing investments, marketing expense and donations expense, partially offset by an increase in the benefit for the reserve for unfunded commitments.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $33 million and $56 million for the three and six months ended June 30, 2018, respectively, compared to $52 million and $126 million for the comparable periods in 2017. Net losses charged-off as a percent of average portfolio loans and leases increased to 0.41% during the three months ended June 30, 2018 compared to 0.28% during the same period in the prior year and increased to 0.38% for the six months ended June 30, 2018 compared to 0.34% for the same period in the prior year. At June 30, 2018, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.52% compared to 0.53% at December 31, 2017. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of June 30, 2018, as calculated under the Basel III standardized approach, the CET1 capital ratio was 10.91%, the Tier I risk-based capital ratio was 12.02%, the Total risk-based capital ratio was 15.21% and the Tier I leverage ratio was 10.24%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017

Net interest income (U.S. GAAP)	$	1,020	939	2,016	1,872
Add: FTE adjustment		4	6	7	12

Net interest income on an FTE basis (1)	$	1,024	945	2,023	1,884
Net interest income on an FTE basis (annualized) (2)		4,107	3,790	4,080	3,768

Interest income (U.S. GAAP)	$	1,269	1,106	2,474	2,192
Add: FTE adjustment		4	6	7	12

Interest income on an FTE basis	$	1,273	1,112	2,481	2,204
Interest income on an FTE basis (annualized) (3)		5,106	4,460	5,003	4,445

Interest expense (annualized) (4)	$	999	670	924	645
Noninterest income (5)		743	564	1,652	1,087
Noninterest expense (6)		1,037	957	2,083	1,943
Average interest-earning assets (7)		128,167	126,134	127,857	126,050
Average interest-bearing liabilities (8)		89,222	85,320	88,419	85,106

Ratios:
Net interest margin on an FTE basis (2) / (7)		3.21%	3.01	3.19	3.01
Net interest spread on an FTE basis (3) / (7) - (4) / (8)		2.86	2.75	2.86	2.77
Efficiency ratio on an FTE basis (6) / (1) + (5)		58.7	63.4	56.7	65.4

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017

Net income available to common shareholders (U.S. GAAP)	$	563	344	1,252	634
Add: Intangible amortization, net of tax		1	-	2	1

Tangible net income available to common shareholders	$	564	344	1,254	635
Tangible net income available to common shareholders (annualized) (1)		2,262	1,380	2,529	1,270

Average Bancorp shareholders’ equity (U.S. GAAP)	$	16,108	16,615	16,209	16,522
Less: Average preferred stock		(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill		(2,462)	(2,424)	(2,458)	(2,420)
Average intangible assets		(30)	(18)	(28)	(14)

Average tangible common equity (2)	$	12,285	12,842	12,392	12,757

Return on average tangible common equity (1) / (2)		18.4%	10.7	20.4	10.0

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	June 30, 2018	December 31, 2017

Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,232	16,365
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,462)	(2,445)
Intangible assets	(30)	(27)
AOCI	552	(73)

Tangible common equity, excluding unrealized gains / losses (1)	12,961	12,489
Add: Preferred stock	1,331	1,331

Tangible equity (2)	$14,292	13,820

Total Assets (U.S. GAAP)	$140,695	142,193
Less: Goodwill	(2,462)	(2,445)
Intangible assets	(30)	(27)
AOCI, before tax	699	(92)

Tangible assets, excluding unrealized gains / losses (3)	$138,902	139,629

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	10.29%	9.90
Tangible common equity as a percentage of tangible assets (1) / (3)	9.33	8.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2018.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2018 and 2017, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in other assets.

Net interest income on an FTE basis (non-GAAP) was $1.0 billion and $2.0 billion for the three and six months ended June 30, 2018, respectively, an increase of $79 million and $139 million compared to the same periods in the prior year. Net interest income was positively impacted by an increase in yields on average loans and leases of 56 bps and 49 bps for the three and six months ended June 30, 2018, respectively and increases in average taxable securities of $1.3 billion for both the three and six months ended June 30, 2018 compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018 and June 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for both the three and six months ended June 30, 2018 compared to the same periods in the prior year. The rates paid on average interest-bearing core deposits increased 31 bps and 25 bps, respectively, for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The rates paid on average long-term debt increased 35 bps and 27 bps for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.86% during both the three and six months ended June 30, 2018 compared to 2.75% and 2.77% in the same periods in the prior year. Yields on average interest-earning assets increased 44 bps and 38 bps for the three and six months ended June 30, 2018, respectively, partially offset by a 33 bps and 29 bps increase in rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.21% and 3.19% for the three and six months ended June 30, 2018, respectively, compared to 3.01% for both the three and six months ended June 30, 2017. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread partially offset by decreases in average free funding balances. The decreases in average free funding balances for both periods were driven by a decrease in average demand deposits of $2.1 billion and $1.7 billion for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $136 million and $232 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increases were primarily due to the aforementioned increases in yields on average loans and leases, as well as increases in the volume of average other consumer loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $25 million and $45 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $56 million and $91 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in the cost of average interest-bearing core deposits to 65 bps and 58 bps for the three and six months ended June 30, 2018, respectively, from 34 bps and 33 bps for the three and six months ended June 30, 2017, respectively. The increases in the cost of average interest-bearing core deposits for both periods were primarily due to increases in the rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $26 million and $47 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to the aforementioned increases in the rates paid on average long-term debt coupled with increases in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and six months ended June 30, 2018, average wholesale funding represented 23% of average interest-bearing liabilities compared to 24% and 23% during the three and six months ended June 30, 2017, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2018			June 30, 2017			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,327	449	4.26%	$41,656	374	3.60%	$6	69	75
Commercial mortgage loans	6,521	72	4.43	6,861	63	3.65	(4)	13	9
Commercial construction loans	4,743	59	4.94	4,306	43	4.01	5	11	16
Commercial leases	3,847	27	2.82	4,039	27	2.73	(1)	1	-
Total commercial loans and leases	57,438	607	4.24	56,862	507	3.57	6	94	100
Residential mortgage loans	16,213	144	3.56	16,024	141	3.54	2	1	3
Home equity	6,672	81	4.85	7,385	77	4.20	(7)	11	4
Automobile loans	8,968	73	3.26	9,410	67	2.87	(3)	9	6
Credit card	2,221	66	11.96	2,080	57	10.95	4	5	9
Other consumer loans	1,720	29	6.75	892	15	6.63	14	-	14
Total consumer loans	35,794	393	4.40	35,791	357	4.01	10	26	36
Total loans and leases	$93,232	1,000	4.30%	$92,653	864	3.74%	$16	120	136
Securities:
Taxable	33,380	266	3.20	32,092	244	3.05	10	12	22
Exempt from income taxes(b)	81	1	4.03	68	1	5.10	-	-	-
Other short-term investments	1,474	6	1.62	1,321	3	0.99	1	2	3
Total interest-earning assets	$128,167	1,273	3.98%	$126,134	1,112	3.54%	$27	134	161
Cash and due from banks	2,179			2,175
Other assets	12,320			13,272
Allowance for loan and lease losses	(1,137)			(1,237)
Total assets	$141,529			$140,344
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$28,715	55	0.76%	$26,014	25	0.38%	$3	27	30
Savings deposits	13,618	3	0.10	14,238	2	0.06	-	1	1
Money market deposits	22,036	39	0.71	20,278	17	0.34	2	20	22
Foreign office deposits	371	1	0.45	380	-	0.18	1	-	1
Other time deposits	4,018	13	1.34	3,745	11	1.23	1	1	2
Total interest-bearing core deposits	68,758	111	0.65	64,655	55	0.34	7	49	56
Certificates $100,000 and over	2,155	7	1.35	2,623	9	1.36	(2)	-	(2)
Other deposits	198	1	1.80	264	1	0.98	(1)	1	-
Federal funds purchased	1,080	5	1.76	311	1	0.94	3	1	4
Other short-term borrowings	2,452	11	1.84	4,194	10	0.93	(6)	7	1
Long-term debt	14,579	114	3.11	13,273	91	2.76	11	12	23
Total interest-bearing liabilities	$89,222	249	1.12%	$85,320	167	0.79%	$12	70	82
Demand deposits	32,834			34,915
Other liabilities	3,345			3,467
Total liabilities	$125,401			$123,702
Total equity	$16,128			$16,642
Total liabilities and equity	$141,529			$140,344
Net interest income (FTE)(c)		$1,024			$945		$15	64	79
Net interest margin (FTE)(c)			3.21%			3.01%
Net interest rate spread (FTE)(c)			2.86			2.75
Interest-bearing liabilities to interest-earning assets			69.61			67.64
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $4 and $6 for the three months ended June 30, 2018 and 2017, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the six months ended	June 30, 2018			June 30, 2017			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,064	858	4.11%	$41,773	732	3.53%	$5	121	126
Commercial mortgage loans	6,555	140	4.32	6,903	123	3.60	(7)	24	17
Commercial construction loans	4,707	111	4.77	4,147	80	3.89	12	19	31
Commercial leases	3,903	54	2.80	3,972	54	2.71	(2)	2	-
Total commercial loans and leases	57,229	1,163	4.10	56,795	989	3.51	8	166	174
Residential mortgage loans	16,150	287	3.58	15,912	280	3.55	5	2	7
Home equity	6,780	159	4.74	7,482	152	4.09	(16)	23	7
Automobile loans	9,016	143	3.19	9,597	135	2.84	(8)	16	8
Credit card	2,223	134	12.16	2,111	125	11.95	7	2	9
Other consumer loans	1,653	54	6.67	824	27	6.57	27	-	27
Total consumer loans	35,822	777	4.38	35,926	719	4.04	15	43	58
Total loans and leases	$93,051	1,940	4.21%	$92,721	1,708	3.72%	$23	209	232
Securities:
Taxable	33,257	529	3.21	31,954	488	3.08	21	20	41
Exempt from income taxes(b)	77	1	2.79	61	2	5.41	-	(1)	(1)
Other short-term investments	1,472	11	1.50	1,314	6	0.86	-	5	5
Total interest-earning assets	$127,857	2,481	3.91%	$126,050	2,204	3.53%	$44	233	277
Cash and due from banks	2,177			2,190
Other assets	12,679			13,248
Allowance for loan and lease losses	(1,166)			(1,245)
Total assets	$141,547			$140,243
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$28,560	99	0.70%	$26,385	45	0.34%	$4	50	54
Savings deposits	13,582	6	0.08	14,178	4	0.05	-	2	2
Money market deposits	21,397	66	0.62	20,440	34	0.33	1	31	32
Foreign office deposits	432	1	0.27	417	-	0.15	1	-	1
Other time deposits	3,937	25	1.30	3,786	23	1.23	1	1	2
Total interest-bearing core deposits	67,908	197	0.58	65,206	106	0.33	7	84	91
Certificates $100,000 and over	2,220	16	1.42	2,601	17	1.36	(2)	1	(1)
Other deposits	288	2	1.57	213	1	0.85	-	1	1
Federal funds purchased	887	7	1.63	474	2	0.78	2	3	5
Other short-term borrowings	2,438	19	1.60	3,050	12	0.81	(3)	10	7
Long-term debt	14,678	217	2.98	13,562	182	2.71	16	19	35
Total interest-bearing liabilities	$88,419	458	1.05%	$85,106	320	0.76%	$20	118	138
Demand deposits	33,327			34,999
Other liabilities	3,571			3,589
Total liabilities	$125,317			$123,694
Total equity	$16,230			$16,549
Total liabilities and equity	$141,547			$140,243
Net interest income (FTE)(c)		$2,023			$1,884		$24	115	139
Net interest margin (FTE)(c)			3.19%			3.01%
Net interest rate spread (FTE)(c)			2.86			2.77
Interest-bearing liabilities to interest-earning assets			69.15			67.52
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $7 and $12 for the six months ended June 30, 2018 and 2017, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets is referred to as a charge-off. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $33 million and $56 million for the three and six months ended June 30, 2018, respectively, compared to $52 million and $126 million during the same periods in the prior year. The decrease in provision expense for both the three and six months ended June 30, 2018 was primarily due to a decrease in the level of commercial criticized assets combined with overall improved credit quality. The ALLL decreased $119 million from December 31, 2017 to $1.1 billion at June 30, 2018. At June 30, 2018, the ALLL as a percent of portfolio loans and leases decreased to 1.17% compared to 1.30% at December 31, 2017.

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

Noninterest Income

Noninterest income increased $179 million and $565 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Service charges on deposits	$137	139	(1)	$275	277	(1)
Wealth and asset management revenue	108	103	5	221	211	5
Corporate banking revenue	120	101	19	208	175	19
Card and processing revenue	84	79	6	163	153	7
Mortgage banking net revenue	53	55	(4)	109	108	1
Other noninterest income	250	85	194	708	160	343
Securities (losses) gains, net	(5)	-	NM	(15)	1	NM
Securities (losses) gains, net - non-qualifying hedges on MSRs	(4)	2	NM	(17)	2	NM
Total noninterest income	$743	564	32	$1,652	1,087	52

Wealth and asset management revenue

Wealth and asset management revenue increased $5 million and $10 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase for both the three and six months ended June 30, 2018 compared to the same periods in the prior year was primarily due to increases of $3 million and $8 million, respectively, in private client service fees driven by an increase in assets under management as a result of strong market performance and increased asset production. The Bancorp’s trust and registered investment advisory businesses had approximately $368 billion and $330 billion in total assets under care at June 30, 2018 and 2017, respectively, and managed $37 billion and $34 billion in assets for individuals, corporations and not-for-profit organizations at June 30, 2018 and 2017, respectively.

Corporate banking revenue

Corporate banking revenue increased $19 million and $33 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2018 compared to the same period in the prior year was primarily driven by increases in institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees of $11 million, $5 million and $4 million, respectively. These benefits were partially offset by a decrease in letter of credit fees of $2 million. The increase for the six months ended June 30, 2018 compared to the same period in the prior year was primarily driven by increases in lease remarketing fees, institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees of $26 million, $7 million, $6 million and $5 million, respectively. The increase in lease remarketing fees for the six months ended June 30, 2018 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. These benefits were partially offset by decreases in business lending fees and letter of credit fees of $6 million and $4 million, respectively.

Card and processing revenue

Card and processing revenue increased $5 million and $10 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The increases for both the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily driven by an increase in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue decreased $2 million for the three months ended June 30, 2018 and increased $1 million for the six months ended June 30, 2018 compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017

Origination fees and gains on loan sales	$28	37	52	66
Net mortgage servicing revenue:
Gross mortgage servicing fees	54	49	106	97
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(29)	(31)	(49)	(55)
Net mortgage servicing revenue	25	18	57	42
Mortgage banking net revenue	$53	55	109	108

Origination fees and gains on loan sales decreased $9 million and $14 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year driven by a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $2.1 billion and $3.6 billion during the three and six months ended June 30, 2018, respectively, compared to $2.3 billion and $4.2 billion during the same periods in the prior year.

Net mortgage servicing revenue increased $7 million and $15 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2018 compared to the same periods in the prior year included increases in gross mortgage servicing fees of $5 million and $9 million, respectively, and decreases in net negative valuation adjustments of $2 million and $6 million, respectively. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(16)	16	(65)	15
Changes in fair value:
Due to changes in inputs or assumptions	21	(17)	78	(13)
Other changes in fair value	(34)	(30)	(62)	(57)
Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(29)	(31)	(49)	(55)

Mortgage rates increased during both the three and six months ended June 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $21 million and $78 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $34 million and $62 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2018.

Mortgage rates decreased during both the three and six months ended June 30, 2017 which caused modeled prepayments speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $17 million and $13 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $30 million and $57 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2017.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $4 million and $17 million during the three and six months ended June 30, 2018, respectively, and net gains of $2 million during both the three and six months ended June 30, 2017, recorded in securities (losses) gains, net - non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at June 30, 2018 and 2017 were $78.5 billion and $78.0 billion, respectively, with $62.2 billion and $61.8 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	$-	-	414	-
Gain on sale of Worldpay, Inc. shares	205	-	205	-
Operating lease income	22	24	45	49
Private equity investment income	16	12	35	26
Cardholder fees	14	13	27	27
BOLI income	14	13	27	25
Insurance income	5	2	11	3
Consumer loan and lease fees	6	6	11	11
Banking center income	6	5	11	10
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(10)	(9)	(49)	(22)
Net losses on disposition and impairment of bank premises and equipment	(33)	(1)	(41)	(2)
Net losses on loan sales	-	-	(1)	(2)
Equity method (loss) income from interest in Vantiv Holding, LLC	-	12	(1)	24
Other, net	5	8	14	11
Total other noninterest income	$250	85	708	160

Other noninterest income increased $165 million during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares, partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment and a reduction in the equity method income from the Bancorp’s interest in Vantiv Holding, LLC.

The Bancorp recognized a $205 million gain on the sale of Worldpay, Inc. shares during the three months ended June 30, 2018. For more information, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements. Net losses on disposition and impairment of bank premises and equipment for the three months ended June 30, 2018 included the impact of branch impairment charges of $33 million. For more information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. Equity method income from the Bancorp’s interest in Vantiv Holding, LLC decreased $12 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to a decrease in the Bancorp’s ownership percentage in Vantiv Holding, LLC from approximately 17.7% as of June 30, 2017 to approximately 3.3% as of June 30, 2018 and the impact of a reduction in Vantiv Holding, LLC net income for the three months ended June 30, 2018 compared to the same period in the prior year.

Other noninterest income increased $548 million during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the gain related to Vantiv, Inc’s acquisition of Worldpay Group plc. and the gain on sale of Worldpay, Inc. shares, partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment, an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a reduction in the equity method income from the Bancorp’s interest in Vantiv Holding, LLC.

The Bancorp recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the six months ended June 30, 2018. For more information, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements. The increase for the six months ended June 30, 2018 also included the impact of the previously mentioned $205 million gain on the sale of Worldpay, Inc. shares. Net losses on disposition and impairment of bank premises and equipment for the six months ended June 30, 2018 included the impact of the previously mentioned branch impairment charges of $33 million. During the six months ended June 30, 2018, the Bancorp recognized negative valuation adjustments of $49 million related to the Visa total return swap compared to negative valuation adjustments of $22 million during the six months ended June 30, 2017. The increase from the prior period was attributable to litigation developments and an increase in Visa, Inc.’s share price during the six months ended June 30, 2018. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares and the related litigation matters, refer to Note 15, Note 16 and Note 21 of the Notes to Condensed Consolidated Financial Statements. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $25 million compared to the six months ended June 30, 2017 primarily due to a decrease in the Bancorp’s ownership percentage in Vantiv Holding, LLC and the impact of Worldpay, Inc.’s acquisition and integration costs.

Noninterest Expense

Noninterest expense increased $80 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and technology and communications expense. Noninterest expense increased $140 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to increases personnel costs, technology and communications expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Salaries, wages and incentives	$471	397	19	$918	808	14
Employee benefits	78	86	(9)	188	196	(4)
Net occupancy expense	74	70	6	149	148	1
Technology and communications	67	57	18	135	116	16
Equipment expense	30	29	3	61	57	7
Card and processing expense	30	33	(9)	60	63	(5)
Other noninterest expense	287	285	1	572	555	3
Total noninterest expense	$1,037	957	8	$2,083	1,943	7
Efficiency ratio on an FTE basis(a)	58.7%	63.4		56.7%	65.4
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $66 million and $102 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. The increase in base compensation was primarily due to personnel additions in information technology as well as an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA. Full-time equivalent employees totaled 18,163 at June 30, 2018 compared to 17,744 at June 30, 2017.

Technology and communications expense increased $10 million and $19 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Impairment on affordable housing investments	$47	38	95	77
FDIC insurance and other taxes	34	32	66	65
Marketing	30	30	62	49
Loan and lease	29	24	55	46
Operating lease	20	21	40	46
Losses and adjustments	16	11	33	26
Professional service fees	16	22	30	44
Data processing	15	15	28	28
Travel	13	12	26	23
Postal and courier	8	11	18	23
Donations	13	3	16	6
Recruitment and education	8	9	16	17
Supplies	4	4	7	7
Insurance	3	3	6	6
(Benefit from) provision for the reserve for unfunded commitments	(20)	3	(30)	1
Other, net	51	47	104	91
Total other noninterest expense	$287	285	572	555

Other noninterest expense increased $2 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in donations expense and impairment on affordable housing investments, partially offset by an increase in the benefit from the reserve for unfunded commitments. Donations expense increased $10 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to a contribution to the Fifth Third Foundation. Impairment on affordable housing investments increased $9 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily driven by the change in the federal statutory corporate tax rate pursuant to the TCJA. The benefit from the reserve for unfunded commitments was $20 million for the three months ended June 30, 2018 compared to a provision for the reserve for unfunded commitments of $3 million for the same period in the prior year as a result of overall improved credit quality.

Other noninterest expense increased $17 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to increases in the impairment on affordable housing investments, marketing expense and donations expense, partially offset by an increase in the benefit for the reserve for unfunded commitments. Impairment on affordable housing investments increased $18 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily driven by the change in the federal statutory corporate tax rate pursuant to the TCJA. Marketing expense increased $13 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to promotional offers during the six months ended June 30, 2018. Donations expense increased $10 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to a contribution to the Fifth Third Foundation. The benefit from the reserve for unfunded commitments was $30 million for the six months ended June 30, 2018 compared to a provision for the reserve for unfunded commitments of $1 million for the same period in the prior year as a result of overall improved credit quality.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017

Income before income taxes	$693	494	1,529	890
Applicable income tax expense	107	127	239	218
Effective tax rate	15.5%	25.9	15.7	24.5

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

The decreases in the effective tax rates for the three and six months ended June 30, 2018 compared to the same periods in the prior year were primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at June 30, 2018, the Bancorp estimates that it may be necessary to recognize $15 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2019. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

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

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)

	June 30, 2018		December 31, 2017
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$41,447	45	$41,170	45
Commercial mortgage loans	6,697	7	6,610	7
Commercial construction loans	4,687	5	4,553	5
Commercial leases	3,797	4	4,068	4
Total commercial loans and leases	56,628	61	56,401	61
Consumer loans:
Residential mortgage loans	16,298	18	16,077	17
Home equity	6,599	7	7,014	8
Automobile loans	8,938	10	9,112	10
Credit card	2,270	2	2,299	2
Other consumer loans	1,982	2	1,559	2
Total consumer loans	36,087	39	36,061	39
Total loans and leases	$92,715	100	$92,462	100
Total portfolio loans and leases (excluding loans and leases held for sale)	$91,932		$91,970

Loans and leases, including loans and leases held for sale, increased $253 million from December 31, 2017. The increase from December 31, 2017 was the result of a $227 million increase in commercial loans and leases as well as a $26 million increase in consumer loans.

Commercial loans and leases increased from December 31, 2017 due to increases in commercial and industrial loans, commercial construction loans and commercial mortgage loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $277 million, or 1%, from December 31, 2017 primarily as a result of an increase in new loan originations as well as a decrease in payoffs during the six months ended June 30, 2018. Commercial construction loans increased $134 million, or 3%, from December 31, 2017 primarily due to increases in demand and draw levels on existing commitments. Commercial mortgage loans increased $87 million, or 1%, from December 31, 2017 primarily due to an increase in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial leases decreased $271 million, or 7%, from December 31, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Consumer loans increased from December 31, 2017 due to increases in other consumer loans and residential mortgage loans, partially offset by decreases in home equity, automobile loans and credit card. Other consumer loans increased $423 million, or 27%, from December 31, 2017 primarily due to growth in point-of-sale loan originations. Residential mortgage loans increased $221 million, or 1%, from December 31, 2017 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the six months ended June 30, 2018. Home equity decreased $415 million, or 6%, from December 31, 2017 as payoffs exceeded new loan production. Automobile loans decreased $174 million, or 2%, from December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Credit card decreased $29 million, or 1%, from December 31, 2017 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending.

TABLE 16: Components of Average Loans and Leases (including loans and leases held for sale)

	June 30, 2018		June 30, 2017
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,327	45	$41,656	45
Commercial mortgage loans	6,521	7	6,861	7
Commercial construction loans	4,743	5	4,306	5
Commercial leases	3,847	4	4,039	4
Total commercial loans and leases	57,438	61	56,862	61
Consumer loans:
Residential mortgage loans	16,213	18	16,024	18
Home equity	6,672	7	7,385	8
Automobile loans	8,968	10	9,410	10
Credit card	2,221	2	2,080	2
Other consumer loans	1,720	2	892	1
Total consumer loans	35,794	39	35,791	39
Total average loans and leases	$93,232	100	$92,653	100
Total average portfolio loans and leases (excluding loans and leases held for sale)	$92,557		$91,972

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including loans and leases held for sale, increased $579 million from June 30, 2017. The increase from June 30, 2017 was the result of a $576 million, or 1%, increase in average commercial loans and leases as well as a $3 million increase in average consumer loans.

Average commercial loans and leases increased from June 30, 2017 due to an increase in average commercial and industrial and commercial construction loans, partially offset by a decrease in average commercial mortgage loans and commercial leases. Average commercial and industrial loans increased $671 million, or 2%, from June 30, 2017 primarily as a result of an increase in new loan origination as well as a decrease in payoffs. Average commercial construction loans increased $437 million, or 10%, from June 30, 2017 primarily due to increases in demand and draw levels on existing commitments. Average commercial mortgage loans decreased $340 million, or 5%, from June 30, 2017 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns. Average commercial leases decreased $192 million, or 5%, from June 30, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Average consumer loans increased from June 30, 2017 primarily due to increases in average other consumer loans and average residential mortgage loans, partially offset by decreases in average home equity and average automobile loans. Average other consumer loans increased $828 million, or 93%, June 30, 2017 primarily due to growth in point-of-sale loan originations. Average residential mortgage loans increased $189 million, or 1%, from June 30, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average home equity decreased $713 million, or 10%, from June 30, 2017 as payoffs exceeded new loan production. Average automobile loans decreased $442 million, or 5%, from June 30, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both collateral for pledging purposes and liquidity for satisfying regulatory requirements. Total investment securities were $32.7 billion at both June 30, 2018 and December 31, 2017. The taxable investment securities portfolio had an effective duration of 5.2 years at June 30, 2018 compared to 4.7 years at December 31, 2017.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2018, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt securities. The Bancorp held $8 million in below investment grade securities at June 30, 2018 and an immaterial amount as of December 31, 2017. For the three and six months ended June 30, 2018 the Bancorp did not recognize OTTI on any of its available-for-sale debt and other securities. For the three and six months ended June 30, 2017 the Bancorp recognized $14 million and $24 million, respectively, of OTTI on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities

As of ($ in millions)	June 30, 2018	December 31, 2017
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$98	98
Obligations of states and political subdivisions securities	34	43
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,405	15,281
Agency commercial mortgage-backed securities	10,308	10,113
Non-agency commercial mortgage-backed securities	3,149	3,247
Asset-backed securities and other debt securities	1,981	2,183
Other securities(b)	614	612
Total available-for-sale debt and other securities	$32,589	31,577
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$17	22
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$19	24
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$19	12
Obligations of states and political subdivisions securities	58	22
Agency residential mortgage-backed securities	75	395
Asset-backed securities and other debt securities	128	63
Total trading debt securities	$280	492
Total equity securities	$475	439
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017 recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $364 and $2, respectively, at June 30, 2018 and $248, $362, and $2, respectively, at December 31, 2017, that are carried at cost.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale debt and other securities increased $1.0 billion from December 31, 2017 primarily due to increases in agency residential mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by a decrease in asset-backed securities and other debt securities.

On an amortized cost basis, available-for-sale debt and other securities were 26% and 25% of total interest-earning assets at June 30, 2018 and December 31, 2017, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.7 years at June 30, 2018 compared to 6.5 years at December 31, 2017. In addition, at June 30, 2018, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.22%, compared to 3.18% at December 31, 2017.

Trading debt securities decreased $212 million from December 31, 2017 primarily due to a decrease in agency residential mortgage-backed securities.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $628 million at June 30, 2018 compared to net unrealized gains of $174 million at December 31, 2017. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads expand.

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities

As of June 30, 2018 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	-	3.65%
Average life 1 – 5 years	98	96	4.6	2.16
Total	$98	96	4.6	2.16%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	27	28	0.8	3.91
Average life 1 – 5 years	5	5	1.0	3.77
Average life 5 – 10 years	2	2	6.2	-
Total	$34	35	1.1	3.69%
Agency residential mortgage-backed securities:
Average life of 1 year or less	1	1	0.2	4.43
Average life 1 – 5 years	5,869	5,799	4.3	3.43
Average life 5 – 10 years	9,490	9,290	7.3	3.18
Average life greater than 10 years	1,045	1,004	11.0	3.09
Total	$16,405	16,094	6.5	3.26%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	197	189	0.9	2.56
Average life 1 – 5 years	2,443	2,395	3.4	3.12
Average life 5 – 10 years	5,299	5,177	7.8	3.06
Average life greater than 10 years	2,369	2,277	11.6	3.12
Total	$10,308	10,038	7.5	3.08%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	-	-	0.4	4.53
Average life 1 – 5 years	338	334	4.5	3.25
Average life 5 – 10 years	2,811	2,752	6.7	3.26
Total	$3,149	3,086	6.5	3.26%
Asset-backed securities and other debt securities:
Average life of 1 year or less	31	31	0.5	3.38
Average life 1 – 5 years	839	838	3.6	3.93
Average life 5 – 10 years	914	930	6.6	3.46
Average life greater than 10 years	197	199	10.5	3.41
Total	$1,981	1,998	5.6	3.65%
Other securities	614	614
Total available-for-sale debt and other securities	$32,589	31,961	6.7	3.22%
(a)

Taxable-equivalent yield adjustments included in the above table are 1.04%, 0.98%, 0.00% and 0.98% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 72% and 71% of the Bancorp’s average asset funding base at June 30, 2018 and December 31, 2017, respectively.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits

	June 30, 2018		December 31, 2017
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$32,680	32	$35,276	34
Interest checking	29,452	28	27,703	27
Savings	13,455	13	13,425	13
Money market	21,593	21	20,097	19
Foreign office	336	-	484	1
Transaction deposits	97,516	94	96,985	94
Other time	4,058	4	3,775	4
Core deposits	101,574	98	100,760	98
Certificates $100,000 and over(a)	2,557	2	2,402	2
Total deposits	$104,131	100	$103,162	100
(a)	Includes $1.4 billion and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at June 30, 2018 and December 31, 2017, respectively.

Core deposits increased $814 million, or 1%, from December 31, 2017 primarily driven by an increase of $531 million in transaction deposits. Transaction deposits increased from December 31, 2017 primarily due to increases in interest checking deposits and money market deposits, partially offset by a decrease in demand deposits. Interest checking deposits increased $1.7 billion, or 6%, from December 31, 2017 driven primarily by balance migration from demand deposit accounts and higher balances per commercial customer account. Money market deposits increased $1.5 billion, or 7%, from December 31, 2017 primarily as a result of promotional rate offers facilitated by the rising-rate environment which drove consumer customer acquisition. Demand deposits decreased $2.6 billion, or 7%, from December 31, 2017 primarily as a result of the aforementioned commercial customer balance migration into interest checking deposits and lower balances per commercial customer account due to commercial customer seasonality.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits

	June 30, 2018		June 30, 2017
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$32,834	32	$34,915	34
Interest checking	28,715	28	26,014	25
Savings	13,618	13	14,238	14
Money market	22,036	21	20,278	20
Foreign office	371	-	380	-
Transaction deposits	97,574	94	95,825	93
Other time	4,018	4	3,745	4
Core deposits	101,592	98	99,570	97
Certificates $100,000 and over(a)	2,155	2	2,623	3
Other	198	-	264	-
Total average deposits	$103,945	100	$102,457	100
(a)	Includes $1.1 billion and $1.3 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended June 30, 2018 and 2017, respectively.

On an average basis, core deposits increased $2.0 billion from June 30, 2017 primarily due to an increase of $1.7 billion in average transaction deposits. The increase in average transaction deposits was driven by increases in average interest checking deposits and average money market deposits, partially offset by decreases in average demand deposits and average savings deposits. Average interest checking deposits increased $2.7 billion, or 10%, from June 30, 2017, primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $1.8 billion, or 9%, from June 30, 2017 primarily as a result of promotional rate offers facilitated by the rising-rate environment which drove consumer customer acquisition. Average demand deposits decreased $2.1 billion, or 6%, from June 30, 2017 primarily due to commercial customer balance migration into interest checking deposits and a decrease in average balances per commercial customer account.

Average certificates $100,000 and over decreased $468 million from June 30, 2017 primarily due to the maturity and run-off of commercial certificates of deposit since June 30, 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of June 30, 2018 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over

($ in millions)

Next 3 months	$411
3-6 months	328
6-12 months	950
After 12 months	868
Total certificates $100,000 and over	$2,557

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2018 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)

Next 12 months	$3,575
13-24 months	2,115
25-36 months	731
37-48 months	163
49-60 months	23
After 60 months	8
Total other time deposits and certificates $100,000 and over	$6,615

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of June 30, 2018, average total borrowings as a percent of average interest-bearing liabilities were 20% compared to 21% at December 31, 2017.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings

As of ($ in millions)	June 30, 2018	December 31, 2017
Federal funds purchased	$597	174
Other short-term borrowings	1,763	4,012
Long-term debt	14,321	14,904
Total borrowings	$16,681	19,090

Total borrowings decreased $2.4 billion, or 13%, from December 31, 2017 primarily due to a decrease in other short-term borrowings. Other short-term borrowings decreased $2.2 billion from December 31, 2017 driven by a decrease in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $583 million from December 31, 2017 primarily driven by the maturity of $600 million of unsecured senior bank notes and $500 million of unsecured subordinated debt, $264 million of paydowns on long-term debt associated with automobile loan securitizations and $86 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the six months ended June 30, 2018. These decreases were partially offset by the issuance of $650 million of unsecured fixed-rate senior notes and $250 million of unsecured floating-rate senior notes since December 31, 2017. For additional information regarding the long-term debt issuance, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings

($ in millions)	June 30, 2018	June 30, 2017
Federal funds purchased	$1,080	311
Other short-term borrowings	2,452	4,194
Long-term debt	14,579	13,273
Total average borrowings	$18,111	17,778

Total average borrowings increased $333 million, or 2%, compared to June 30, 2017, due to increases in average long-term debt and average federal funds purchased partially offset by decreases in other short-term borrowings. Average long-term debt increased $1.3 billion compared to June 30, 2017. The increase was primarily driven by the issuance of $1.1 billion and $650 million of unsecured senior bank notes during the fourth quarter of 2017 and the first quarter of 2018, respectively, partially offset by the maturity of $500 million of unsecured subordinated debt during the second quarter of 2018. Average federal funds purchased increased $769 million due to additional borrowings. Average other short-term borrowings decreased $1.7 billion compared to June 30, 2017, primarily driven by the decrease in FHLB advances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

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

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and six months ended June 30, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Commercial Banking	$289	237	547	453
Branch Banking	147	111	282	215
Consumer Lending	(3)	3	(14)	1
Wealth and Asset Management	33	17	44	33
General Corporate and Other	120	(1)	431	(30)
Net income	$586	367	1,290	672

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Net interest income (FTE)(a)	$431	421	853	851
(Benefit from) provision for loan and lease losses	(10)	22	(29)	29
Noninterest income:
Corporate banking revenue	119	100	205	173
Service charges on deposits	70	73	139	146
Other noninterest income	40	55	103	110
Noninterest expense:
Personnel costs	80	69	168	154
Other noninterest expense	278	261	575	535
Income before income taxes (FTE)	312	297	586	562
Applicable income tax expense(a)(b)	23	60	39	109
Net income	$289	237	547	453
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$54,267	53,747	54,110	53,703
Demand deposits	16,593	19,227	17,358	19,555
Interest checking deposits	11,099	8,821	10,689	9,030
Savings and money market deposits	4,663	5,533	4,554	5,942
Other time deposits and certificates $100,000 and over	329	927	469	947
Foreign office deposits	370	379	431	391
(a)

Includes FTE adjustments of $4 and $6 for the three months ended June 30, 2018 and 2017, respectively, and $7 and $12 for the six months ended June 30, 2018 and 2017, respectively. This is a non-GAAP measure.

(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $289 million for the three months ended June 30, 2018 compared to net income of $237 million for the three months ended June 30, 2017. Net income was $547 million for the six months ended June 30, 2018 compared to net income of $453 million for the six months ended June 30, 2017. The increase for both periods was driven by decreases in the provision for loan and lease losses and increases in net interest income on an FTE basis and noninterest income partially offset by increases in noninterest expense.

Net interest income on an FTE basis increased $10 million and $2 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by increases in yields on average commercial loans and leases and increases in FTP credits on interest checking deposits due to an increase in FTP credit rates. These increases were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits.

Provision for loan and lease losses decreased $32 million and $58 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by decreases in criticized asset levels partially offset by increases in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases increased to 33 bps and 23 bps for the three and six months ended June 30, 2018 compared to 14 bps and 20 bps for the same periods in the prior year.

Noninterest income increased $1 million and $18 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in corporate banking revenue partially offset by decreases in other noninterest income and service charges on deposits. Corporate banking revenue increased $19 million for the three months ended June 30, 2018 compared to the same period in the prior year driven by increases in institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees partially offset by letter of credit fees. Corporate banking revenue increased $32 million for the six months ended June 30, 2018 compared to the same period in the prior year driven by increases in lease remarketing fees, institutional sales revenue, contract revenue from commercial customer derivatives and foreign exchange fees partially offset by decreases in business lending fees and letter of credit fees. The increase in lease remarketing fees for the six months ended June 30, 2018 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. Other noninterest income decreased $15 million and $7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year driven by decreases in private equity investment income. Additionally, service charges on deposits decreased $3 million and $7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $28 million and $54 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year as a result of increases in other noninterest expense and personnel costs. Other noninterest expense increased $17 million and $40 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations and impairment on affordable housing investments. Personnel costs increased $11 million and $14 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year due to increased incentive compensation and base compensation.

Average commercial loans and leases increased $520 million and $407 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by decreases in average commercial mortgage loans. Average commercial and industrial loans increased $586 million and $210 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year as a result of an increase in new loan originations as well as a decrease in payoffs. Average commercial construction loans increased $421 million and $558 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to an increase in demand and draw levels on existing commitments. Average commercial mortgage loans decreased $288 million and $289 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits decreased $1.2 billion and $1.9 billion for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2018 was driven by decreases in average demand deposits of $2.6 billion and $2.2 billion, respectively, and average savings and money market deposits of $870 million and $1.4 billion, respectively, compared to the same periods in the prior year primarily due to lower average balances per account. These decreases were partially offset by increases in average interest checking deposits of $2.3 billion and $1.7 billion for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to balance migration from demand deposit accounts and increases in average balances per account.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,158 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017
Income Statement Data
Net interest income	$	499	437	965	867
Provision for loan and lease losses		47	39	90	80
Noninterest income:
Service charges on deposits		67	66	134	130
Card and processing revenue		69	64	133	122
Wealth and asset management revenue		37	35	74	71
Other noninterest income		(6)	24	12	51
Noninterest expense:
Personnel costs		137	130	273	261
Net occupancy and equipment expense		56	56	113	116
Card and processing expense		30	33	59	62
Other noninterest expense		209	197	426	390
Income before income taxes		187	171	357	332
Applicable income tax expense		40	60	75	117
Net income	$	147	111	282	215
Average Balance Sheet Data
Consumer loans	$	12,873	12,966	12,953	13,069
Commercial loans		1,910	1,942	1,891	1,934
Demand deposits		14,467	13,980	14,262	13,820
Interest checking deposits		10,318	10,304	10,317	10,233
Savings and money market deposits		29,551	27,778	28,993	27,472
Other time deposits and certificates $100,000 and over		5,236	4,945	5,135	4,992

Net income was $147 million for the three months ended June 30, 2018 compared to net income of $111 million for the three months ended June 30, 2017. Net income was $282 million for the six months ended June 30, 2018 compared to $215 million for the six months ended June 30, 2017. The increase for both periods was driven by increases in net interest income partially offset by decreases in noninterest income and increases in noninterest expense and provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $62 million and $98 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was primarily due to increases in FTP credit rates on core deposits as well as increases in interest income on other consumer loans driven by higher average balances. These benefits were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on money market deposits. Additionally, for the six months ended June 30, 2018, the increase in net income interest was partially offset by the impact of a $12 million benefit in the first quarter of 2017 related to a revised estimate of refunds to be offered to certain bankcard customers.

Provision for loan and lease losses increased $8 million and $10 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in net charge-offs on credit card as well as the negative impact from higher criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases increased to 112 bps and 117 bps for the three and six months ended June 30, 2018, respectively, compared to 104 bps and 106 bps for the three and six months ended June 30, 2017, respectively.

Noninterest income decreased $22 million and $21 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to decreases in other noninterest income partially offset by increases in card and processing revenue. Other noninterest income decreased $30 million and $39 million for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year primarily due to the impact of impairment on bank premises and equipment. Card and processing revenue increased $5 million and $11 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by an increase in the number of actively used cards and customer spend volume.

Noninterest expense increased $16 million and $42 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in other noninterest expense and personnel expense. Other noninterest expense increased $12 million and $36 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations, marketing expense and loan and lease expense. Personnel expense increased $7 million and $12 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to higher base compensation.

Average consumer loans decreased $93 million and $116 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by decreases in average home equity loans of $560 million and $546 million for the three and six months ended June 30, 2018, respectively, and decreases in average residential mortgage loans of $321 million and $320 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. The decrease for both periods was partially offset by increases in average other consumer loans of $944 million and $918 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to growth in point-of-sale loan originations.

Average core deposits increased $2.6 billion and $2.2 billion for the three and six months ended June 30, 2018 compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average savings and money market deposits of $1.8 billion and $1.5 billion and growth in average demand deposits of $487 million and $442 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average balances per customer account and the acquisition of new customers.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017
Income Statement Data
Net interest income	$	59	59	118	120
Provision for loan and lease losses		8	7	20	22
Noninterest income:
Mortgage banking net revenue		52	54	106	105
Other noninterest income		-	8	(10)	11
Noninterest expense:
Personnel costs		52	50	102	97
Other noninterest expense		55	59	109	116
(Loss) income before income taxes		(4)	5	(17)	1
Applicable income tax (benefit) expense		(1)	2	(3)	-
Net (loss) income	$	(3)	3	(14)	1
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	11,838	11,429	11,758	11,296
Home equity		249	301	254	307
Automobile loans		8,638	8,921	8,670	9,080

Consumer Lending incurred a net loss of $3 million for the three months ended June 30, 2018 compared to net income of $3 million for the three months ended June 30, 2017. Consumer Lending incurred a net loss of $14 million for the six months ended June 30, 2018 compared to net income of $1 million for the six months ended June 30, 2017. The decrease for both periods was driven by decreases in noninterest income partially offset by decreases in the noninterest expense.

Provision for loan and lease losses increased $1 million and decreased $2 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases increased to 16 bps for the three months ended June 30, 2018 compared to 14 bps for the same period in the prior year and decreased to 20 bps for the six months ended June 30, 2018 compared to 22 bps for the same period in the prior year.

Noninterest income decreased $10 million and $20 million for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year driven by decreases in other noninterest income. Other noninterest income decreased $8 million and $21 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in losses on securities related to non-qualifying hedges on MSRs resulting from increased interest rates.

Noninterest expense decreased $2 million for both the three and six months ended June 30, 2018 compared to the same periods in prior year driven by decreases in other noninterest expense partially offset by increases in personnel expense. Other noninterest expense decreased $4 million and $7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in prior year primarily due to decreases in operational losses. Personnel expense increased $2 million and $5 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in prior year primarily due to increases in base compensation.

Average consumer loans increased $74 million and decreased $1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. Average automobile loans decreased $283 million and $410 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average residential mortgage loans increased $409 million and $462 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017
Income Statement Data
Net interest income	$	45	37	88	75
Provision for (benefit from) loan and lease losses		(11)	(1)	5	3
Noninterest income:
Wealth and asset management revenue		104	100	214	205
Other noninterest income		5	1	13	4
Noninterest expense:
Personnel costs		50	44	104	92
Other noninterest expense		73	69	150	139
Income before income taxes		42	26	56	50
Applicable income tax expense		9	9	12	17
Net income	$	33	17	44	33
Average Balance Sheet Data
Loans and leases, including held for sale	$	3,446	3,266	3,391	3,252
Core deposits		9,124	8,577	9,386	8,810

Net income was $33 million for the three months ended June 30, 2018 compared to net income of $17 million for the three months ended June 30, 2017. Net income was $44 million for the six months ended June 30, 2018 compared to $33 million for the six months ended June 30, 2017. The increases for both periods were driven primarily by increases in net interest income and noninterest income partially offset by increases in noninterest expense. Additionally, net income for the three months ended June 30, 2018 was positively impacted by the decrease in provision for loan and lease losses compared to the same period in the prior year.

Net interest income increased $8 million and $13 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in FTP credit rates on interest checking deposits and money market deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses decreased $10 million for the three months ended June 30, 2018 compared to the same period in the prior year driven by the impact of the benefit of lower criticized assets. Provision for loan and lease losses increased $2 million for the six months ended June 30, 2018 compared to the same period in the prior year driven by an increase in net charge-offs partially offset by the impact of the benefit of lower criticized assets.

Noninterest income increased $8 million and $18 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year driven by increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $4 million and $9 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to increases in private client service fees driven by an increase in assets under management as a result of strong market performance and increased asset production. Other noninterest income increased $4 million and $9 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year due to increases in insurance income as a result of acquisitions in 2017.

Noninterest expense increased $10 million and $23 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. Personnel costs increased $6 million and $12 million for the three and six months ended June 30, 2018 compared to the same periods in the prior year driven by an increase in base compensation and incentive compensation as a result of the aforementioned acquisitions in 2017. Other noninterest expense increased $4 million and $11 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by increases in corporate overhead allocations.

Average loans and leases increased $180 million and $139 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year driven by increases in average residential mortgage loans due to increases in new loan origination activity. These increases were partially offset by a decline in average home equity balances.

Average core deposits increased $547 million and $576 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits.

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

Net interest income decreased $1 million for the three months ended June 30, 2018 compared to the same period in the prior year driven by increases in FTP credit rates on deposits allocated to the business segments and increases in interest expense for long-term debt and federal funds purchased. The decrease for the three months ended June 30, 2018 was partially offset by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $28 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. The increase for the six months ended June 30, 2018 was partially offset by increases in FTP credit rates on deposits allocated to the business segments and an increase in interest expense on long-term debt and federal funds purchased.

The provision for loan and lease losses increased $14 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to the decrease in the allocation of provision expense to the business segments driven by a decrease in commercial criticized assets. The provision for loan and lease losses decreased $22 million for the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the benefit from the reduction of the ALLL.

Noninterest income increased $203 million and $572 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year primarily driven by the recognition of a $205 million gain on the sale of Worldpay, Inc. shares during the second quarter of 2018. The increase during the six months ended June 30, 2018 also included a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the first quarter of 2018. Both periods were negatively impacted by an increase in the negative valuation adjustments related to the Visa total return swap which were $10 million and $49 million for the three and six months ended June 30, 2018, respectively, compared with $9 million and $22 million for the same periods in the prior year. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $12 million and $25 million compared to the three and six months ended June 30, 2017, respectively, primarily due to a decrease in the Bancorp’s ownership percentage in Vantiv Holding, LLC and the impact of Worldpay, Inc.’s acquisition and integration costs.

Noninterest expense increased $29 million and $25 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to increases in personnel costs and technology and communications expense partially offset by increases in corporate overhead allocations from General Corporate and Other to the other business segments and decreases in the provision for the reserve for unfunded commitments. Additionally, both periods included an increase of $10 million in donations expense compared to the same period in the prior year as a result of a contribution to the Fifth Third Foundation in the second quarter of 2018.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of June 30, 2018 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$ 590	591	845
Commercial mortgage loans	129	129	130
Commercial leases	57	57	57
Total potential problem portfolio loans and leases	$ 776	777	1,032

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2017 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$ 911	912	1,370
Commercial mortgage loans	138	138	138
Commercial leases	70	70	70
Total potential problem portfolio loans and leases	$ 1,119	1,120	1,578

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Inflationary expectations by market professionals continue with increasing focus on wages, interest rates, input costs, tariffs, trade negotiations and foreign exchange. In light of higher inflationary expectations and a strong employment outlook, the FOMC enacted a 25 bp increase in the target rate for Federal Funds target rate in June 2018 and indicated a positive outlook on the economy. The Federal Reserve median forecast for change in 2018 real GDP was raised to 2.8%.

The TCJA was enacted at a point in the cycle where the economy appeared to be growing, the unemployment rate was low and market professionals believed that it was likely to continue falling and there was increasing confidence in the market that inflation may move to 2% over the medium term.

The Bancorp maintains a focus on commercial real estate exposure. Market data and vacancies remain positive; however credit markets in commercial real estate are becoming more selective around certain asset types and geographies. The Bancorp is also monitoring potential increased risks in the Retail sector as a result of changes in distribution models with increasing levels of online purchasing and recent weakness in certain specialty retailers.

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

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), sensitivity and pro-forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves.

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

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$111	177	2,213
Commercial mortgage nonowner-occupied loans	15	176	2,180
Total	$126	353	4,393

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$79	110	2,222
Commercial mortgage nonowner-occupied loans	14	169	2,208
Total	$93	279	4,430

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2018			December 31, 2017
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,155	19,284	47	10,044	18,948	74
Real estate	7,692	12,540	31	7,713	12,493	25
Financial services and insurance	5,895	12,309	2	5,792	11,933	1
Healthcare	4,449	6,416	34	4,712	6,486	35
Business services	4,132	6,739	31	4,147	6,512	42
Retail trade	3,407	7,242	3	3,617	7,950	3
Accommodation and food	3,388	5,560	33	3,268	5,321	4
Wholesale trade	3,276	5,387	4	3,017	5,363	6
Communication and information	2,960	5,240	6	3,322	5,308	-
Transportation and warehousing	2,935	4,857	49	3,012	4,621	29
Construction	2,422	4,508	2	2,374	4,449	2
Mining	1,964	3,642	50	1,454	3,001	56
Entertainment and recreation	1,581	3,178	1	1,624	2,911	7
Utilities	756	2,141	-	869	2,333	-
Other services	750	1,010	10	714	1,017	16
Public administration	443	663	-	370	474	-
Agribusiness	267	441	2	304	478	2
Individuals	29	67	-	27	57	-
Other	2	2	-	15	15	4
Total	$56,503	101,226	305	56,395	99,670	306
By Size:
Less than $200,000	1%	1	5	1	1	5
$200,000 - $1 million	3	2	6	3	2	8
$1 million - $5 million	7	6	14	7	6	15
$5 million - $10 million	6	5	12	6	5	10
$10 million - $25 million	20	17	54	21	18	57
Greater than $25 million	63	69	9	62	68	5
Total	100%	100	100	100	100	100
By State:
Ohio	14%	15	6	14	15	7
Florida	8	8	12	8	8	6
Michigan	7	7	9	7	7	13
Illinois	7	6	8	7	6	9
Indiana	4	4	9	4	4	3
Georgia	4	5	-	4	5	2
North Carolina	3	3	1	3	3	1
Tennessee	3	3	-	3	3	8
Kentucky	2	2	1	3	3	1
Other	48	47	54	47	46	50
Total	100%	100	100	100	100	100

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 35: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)

As of June 30, 2018 ($ in millions)					Net Charge-offs for June 30, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,604	2,013	-	1	-	-
Florida	1,024	1,651	-	-	-	-
Illinois	693	903	-	-	-	-
North Carolina	683	892	-	-	-	-
Michigan	576	738	-	-	1	1
Indiana	501	763	-	-	-	-
All other states	2,652	4,649	-	2	-	1
Total	$7,733	11,609	-	3	1	2
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2017 ($ in millions)					Net Charge-offs for June 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,562	1,974	-	3	5	8
Florida	949	1,501	-	1	-	-
Illinois	755	1,179	-	-	-	-
North Carolina	581	815	-	-	-	-
Michigan	570	741	-	1	-	-
Indiana	550	955	-	-	-	-
All other states	2,690	4,567	-	4	-	-
Total	$7,657	11,732	-	9	5	8
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, automobile loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of June 30, 2018, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 14% of the consumer real estate portfolio. These loans accounted for 52% of total consumer real estate secured losses for the six months ended June 30, 2018. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $621 million of ARM loans will have rate resets during the next twelve months. Of these resets, 91% are expected to experience an increase in rate, with an average increase of approximately one percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 91% of the portfolio as of June 30, 2018 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 37: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2018		December 31, 2017
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,692	66.6%	$11,767	66.4%
LTV > 80%, with mortgage insurance(a)	1,897	94.8	1,890	94.8
LTV > 80%, no mortgage insurance	2,051	94.7	1,934	94.7
Total	$15,640	74.1%	$15,591	73.7%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 38: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2018 ($ in millions)				Net Charge-offs for June 30, 2018
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$456	3	3	-	-
Illinois	408	-	2	-	-
Florida	297	2	3	-	-
Michigan	228	1	1	-	-
Indiana	154	-	1	-	-
North Carolina	99	-	1	-	-
Kentucky	90	1	-	-	-
All other states	319	2	1	1	1
Total	$2,051	9	12	1	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2017 ($ in millions)				Net Charge-offs for June 30, 2017
	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$561	2	5	1	1
Illinois	511	-	-	-	-
Florida	349	1	2	-	1
Michigan	278	1	1	-	-
Indiana	165	1	1	-	-
North Carolina	117	-	1	-	-
Kentucky	98	1	-	-	-
All other states	398	-	-	-	-
Total	$2,477	6	10	1	2

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 41 and Table 42. Of the total $6.6 billion of outstanding home equity loans:

●	88% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2018;
●	37% are in senior lien positions and 63% are in junior lien positions at June 30, 2018;
●	81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2018; and
●	The portfolio had an average refreshed FICO score of 745 at June 30, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 40: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$ 231	4%	$ 246	4%
FICO 660-719	330	5	358	5
FICO ≥ 720	1,851	28	1,976	28
Total senior liens	2,412	37	2,580	37
Junior Liens:
FICO ≤ 659	500	7	541	8
FICO 660-719	785	12	853	12
FICO ≥ 720	2,902	44	3,040	43
Total junior liens	4,187	63	4,434	63
Total	$ 6,599	100%	$ 7,014	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 41: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$ 2,109	54.8%	$ 2,266	54.9%
LTV > 80%	303	88.9	314	88.9
Total senior liens	2,412	59.3	2,580	59.3
Junior Liens:
LTV ≤ 80%	2,441	67.4	2,603	67.5
LTV > 80%	1,746	90.3	1,831	90.4
Total junior liens	4,187	78.2	4,434	78.3
Total	$ 6,599	70.9%	$ 7,014	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 42: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of June 30, 2018 ($ in millions)					Net Charge-offs for June 30, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$ 1,037	1,994	-	8	1	2
Michigan	325	531	-	4	-	1
Illinois	214	339	-	3	-	1
Indiana	143	247	-	3	-	-
Kentucky	130	243	-	2	-	-
Florida	65	93	-	2	-	-
All other states	135	202	-	3	-	-
Total	$ 2,049	3,649	-	25	1	4

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of June 30, 2017 ($ in millions)					Net Charge-offs for June 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$ 1,031	1,870	-	7	1	2
Michigan	393	616	-	5	-	1
Illinois	246	378	-	4	1	1
Indiana	169	282	-	2	-	1
Kentucky	156	276	-	2	-	1
Florida	73	105	-	2	-	-
All other states	165	236	-	3	-	-
Total	$ 2,233	3,763	-	25	2	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (<690) origination balances remained within targeted credit risk tolerance during the six months ended June 30, 2018. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 44: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,545	17%	$ 1,563	17%
FICO > 690	7,393	83	7,549	83
Total	$8,938	100%	$ 9,112	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2018, 44% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination
	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$ 5,606	82.3%	$ 5,814	82.1%
LTV > 100%	3,332	112.7	3,298	112.4
Total	$ 8,938	94.1%	$ 9,112	93.5%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2018	$ 3,332	6	1	5	13
June 30, 2017	3,248	4	1	4	12

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, 74% and 76%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 47: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$65	3%	$ 61	3%
FICO 660-719	605	27	581	25
FICO ≥ 720	1,600	70	1,657	72
Total	$2,270	100%	$ 2,299	100%

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $423 million, or 27%, from December 31, 2017 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $275 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of June 30, 2018. Fifth Third closely monitors the credit performance of these point-of-sale loans which is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 48: Other Consumer Portfolio Loans Outstanding by Product Type at Origination

	June 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$495	25%	$461	30%
Other secured	494	25	482	31
Point-of-sale	993	50	616	39
Total	$1,982	100%	$1,559	100%

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

Nonperforming assets were $503 million at June 30, 2018 compared to $495 million at December 31, 2017. At June 30, 2018, $23 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2017.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.52% as of June 30, 2018 compared to 0.53% as of December 31, 2017. Nonaccrual loans and leases secured by real estate were 27% of nonaccrual loans and leases as of June 30, 2018 compared to 33% as of December 31, 2017.

Commercial portfolio nonaccrual loans and leases were $305 million at June 30, 2018, a decrease of $1 million from December 31, 2017. Consumer portfolio nonaccrual loans and leases were $132 million at June 30, 2018, an increase of $1 million from December 31, 2017. Refer to Tables 50 and 51 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $43 million at June 30, 2018, compared to $52 million at December 31, 2017. The Bancorp recognized $1 million in losses on the sale or write-down of OREO properties for both the three months ended June 30, 2018 and 2017 and $4 million and $5 million in losses on the sale or write-down of OREO properties for the six months ended June 30, 2018 and 2017, respectively.

For the three and six months ended June 30, 2018, approximately $7 million and $15 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2017 approximately $9 million and $19 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	June 30, 2018	December 31, 2017
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$99	144
Commercial mortgage loans	8	12
Commercial leases	25	-
Residential mortgage loans	13	17
Home equity	54	56
Automobile loans	3	-
Other consumer loans	1	-
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	164	132
Commercial mortgage loans	5	14
Commercial leases	4	4
Residential mortgage loans	15	13
Home equity	17	18
Automobile loans	2	1
Credit card	27	26
Total nonaccrual portfolio loans and leases(b)	437	437
OREO and other repossessed property	43	52
Total nonperforming portfolio assets	480	489
Nonaccrual loans held for sale	5	5
Nonaccrual restructured loans held for sale	18	1
Total nonperforming assets	$503	495
Total portfolio loans 90 days past due and still accruing
Commercial and industrial loans	$4	3
Residential mortgage loans(a)	44	57
Automobile loans	10	10
Credit card	31	27
Total portfolio loans 90 days past due and still accruing	$89	97
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.52%	0.53
ALLL as a percent of nonperforming portfolio assets	224	245
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $237 as of June 30, 2018 and $290 as of December 31, 2017. The Bancorp recognized losses of $1and $3 for both the three and six months ended June 30, 2018 and 2017.

(b)

Includes $4 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2018 and December 31, 2017, respectively, of which $2 and $3 were restructured nonaccrual government insured commercial loans at June 30, 2018 and December 31, 2017, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 50: Rollforward of Portfolio Nonaccrual Loans and Leases

For the six months ended June 30, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	172	19	70	261
Transfers to accrual status	-	(12)	(30)	(42)
Transfers to held for sale	(25)	-	-	(25)
Loan paydowns/payoffs	(88)	(3)	(16)	(107)
Transfers to OREO	(2)	(5)	(4)	(11)
Charge-offs	(89)	(1)	(17)	(107)
Draws/other extensions of credit	31	-	-	31
Balance, end of period	$305	28	104	437

TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases

For the six months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	212	24	61	297
Transfers to accrual status	(13)	(12)	(26)	(51)
Transfers to held for sale	(13)	-	-	(13)
Loan paydowns/payoffs	(149)	(7)	(16)	(172)
Transfers to OREO	(2)	(5)	(3)	(10)
Charge-offs	(87)	(2)	(22)	(111)
Draws/other extensions of credit	14	-	-	14
Balance, end of period	$485	32	97	614

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

Consumer restructured loans on accrual status totaled $1.0 billion and $927 million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 26%, 11% and 35%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 52: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of June 30, 2018 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$103	1	-	173	277
Residential mortgage loans(a)	583	44	146	15	788
Home equity	217	10	-	17	244
Automobile loans	6	-	-	2	8
Credit card	15	3	-	27	45
Total	$924	58	146	234	1,362

(a)   Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2018, these advances represented $353 of current loans, $37 of 30-89 days past due loans and $124 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs

Net charge-offs were 41 bps and 28 bps of average portfolio loans and leases for the three months ended June 30, 2018 and 2017, respectively, and were 38 bps and 34 bps of average portfolio loans and leases for the six months ended June 30, 2018 and 2017, respectively. Table 54 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 34 bps and 27 bps during the three and six months ended June 30, 2018, respectively, compared to 17 bps and 23 bps during the three and six months ended June 30, 2017, respectively. The increases for both the three and six months ended June 30, 2018 were primarily due to increases in net charge-offs on commercial and industrial loans of $29 million and $22 million during the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year.

Consumer loan net charge-offs as a percent of average portfolio consumer loans and leases were 52 bps and 56 bps during the three and six months ended June 30, 2018, respectively, compared to 46 bps and 51 bps for the three and six months ended June 30, 2017, respectively. The increases for both the three and six months ended June 30, 2018 were primarily due to increases in net charge-offs on credit cards of $4 million and $9 million during the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Summary of Credit Loss Experience
		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017	2018	2017
Losses charged-off:
Commercial and industrial loans	$	(51)	(34)	(83)	(72)
Commercial mortgage loans		(3)	(6)	(4)	(12)
Commercial leases		-	(1)	-	(2)
Residential mortgage loans		(4)	(4)	(7)	(10)
Home equity		(5)	(9)	(12)	(18)
Automobile loans		(13)	(12)	(30)	(29)
Credit card		(29)	(24)	(58)	(48)
Other consumer loans(a)		(13)	(5)	(28)	(11)
Total losses charged-off	$	(118)	(95)	(222)	(202)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$	4	16	9	20
Commercial mortgage loans		1	1	2	1
Residential mortgage loans		2	2	3	3
Home equity		3	4	5	7
Automobile loans		5	6	11	11
Credit card		3	2	6	5
Other consumer loans(a)		6	-	11	2
Total recoveries of losses previously charged-off	$	24	31	47	49
Net losses charged-off:
Commercial and industrial loans	$	(47)	(18)	(74)	(52)
Commercial mortgage loans		(2)	(5)	(2)	(11)
Commercial leases		-	(1)	-	(2)
Residential mortgage loans		(2)	(2)	(4)	(7)
Home equity		(2)	(5)	(7)	(11)
Automobile loans		(8)	(6)	(19)	(18)
Credit card		(26)	(22)	(52)	(43)
Other consumer loans		(7)	(5)	(17)	(9)
Total net losses charged-off	$	(94)	(64)	(175)	(153)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.44%	0.17	0.36	0.25
Commercial mortgage loans		0.11	0.33	0.09	0.31
Commercial leases		-	0.06	-	0.07
Total commercial loans and leases		0.34%	0.17	0.27	0.23
Residential mortgage loans		0.05	0.04	0.06	0.08
Home equity		0.12	0.27	0.19	0.30
Automobile loans		0.33	0.27	0.42	0.38
Credit card		4.73	4.22	4.69	4.13
Other consumer loans		1.85	2.31	2.00	2.58
Total consumer loans		0.52%	0.46	0.56	0.51
Total net losses charged-off as a percent of average portfolio loans and leases		0.41%	0.28	0.38	0.34

(a) For the three and six months ended June 30, 2018, the Bancorp recorded $6 and $10, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

During the three months ended June 30, 2018, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $155 million at June 30, 2018. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $32 million at June 30, 2018. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 55: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
ALLL:
Balance, beginning of period	$1,138	1,238	1,196	1,253
Losses charged-off(a)	(118)	(95)	(222)	(202)
Recoveries of losses previously charged-off(a)	24	31	47	49
Provision for loan and lease losses	33	52	56	126
Balance, end of period	$1,077	1,226	1,077	1,226
Reserve for unfunded commitments:
Balance, beginning of period	$151	159	161	161
(Benefit from) Provision for unfunded commitments	(20)	3	(30)	1
Balance, end of period	$131	162	131	162

(a)    For the three and six months ended June 30, 2018, the Bancorp recorded $6 and $10, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% and 0.13% at June 30, 2018 and December 31, 2017, respectively. The unallocated allowance was 10% of the total allowance at both June 30, 2018 and December 31, 2017.

As shown in Table 56, the ALLL as a percent of portfolio loans and leases was 1.17% and 1.30% at June 30, 2018 and December 31, 2017, respectively. The ALLL was $1.1 billion and $1.2 billion at June 30, 2018 and December 31, 2017, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	June 30, 2018	December 31, 2017
Attributed ALLL:
Commercial and industrial loans	$545	651
Commercial mortgage loans	65	65
Commercial construction loans	21	23
Commercial leases	23	14
Residential mortgage loans	86	89
Home equity	39	46
Automobile loans	39	38
Credit card	124	117
Other consumer loans	27	33
Unallocated	108	120
Total ALLL	$1,077	1,196
Portfolio loans and leases:
Commercial and industrial loans	$41,403	41,170
Commercial mortgage loans	6,625	6,604
Commercial construction loans	4,687	4,553
Commercial leases	3,788	4,068
Residential mortgage loans	15,640	15,591
Home equity	6,599	7,014
Automobile loans	8,938	9,112
Credit card	2,270	2,299
Other consumer loans	1,982	1,559
Total portfolio loans and leases	$91,932	91,970
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.32%	1.58
Commercial mortgage loans	0.98	0.98
Commercial construction loans	0.45	0.51
Commercial leases	0.61	0.34
Residential mortgage loans	0.55	0.57
Home equity	0.59	0.66
Automobile loans	0.44	0.42
Credit card	5.46	5.09
Other consumer loans	1.36	2.12
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.13
Attributed ALLL as a percent of total portfolio loans and leases	1.17%	1.30

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2018, the Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in NII over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 100 bps parallel ramped decrease in interest rates. The analysis would typically include a 200 bps parallel ramped decrease in interest rates; however, this analysis is currently omitted due to the current levels of certain interest rates.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at June 30, 2018, which is approximately 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 57: Estimated NII Sensitivity Profile and ALCO Policy Limits

	June 30, 2018				June 30, 2017
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.24%	5.19	(4.00)	(6.00)	1.90	5.85	(4.00)	(6.00)
+100 Ramp over 12 months	0.74	2.92	-	-	1.13	3.74	-	-
-100 Ramp over 12 months	(3.75)	(9.11)	(8.00)	(12.00)	N/A	N/A	N/A	N/A
-62.5 Ramp over 7 months	N/A	N/A	N/A	N/A	(4.04)	(7.51)	(6.00)	(8.00)

At June 30, 2018, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 100 bps ramped decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the FRB has increased its target range for the federal funds rate, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix described above. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. The changes in the estimated NII sensitivity profile as of June 30, 2018 compared to June 30, 2017 were primarily attributable to an increase in outstanding taxable securities balances, the addition of receive-fixed swaps against floating-rate commercial loans, increased utilization of short-term funding and growth in fixed-rate consumer loans. These items were partially offset by an increase in core deposit balances and a reduction in fixed-rate commercial leases.

Tables 58 and 59 provide the Bancorp’s estimated NII profile at June 30, 2018 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2018 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 58: Estimated NII Sensitivity Profile at June 30, 2018 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.00%	4.73	1.48	5.65
+100 Ramp over 12 months	0.62	2.69	0.86	3.15
-100 Ramp over 12 months	(3.87)	(9.34)	(3.64)	(8.88)

The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2018 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of June 30, 2018. The resulting weighted-average interest-bearing deposit betas included in this analysis were approximately 88% and 53%, respectively, as of June 30, 2018:

TABLE 59: Estimated NII Sensitivity Profile at June 30, 2018 with Deposit Beta Assumptions Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(1.66)%	(0.25)	4.14	10.63
+100 Ramp over 12 months	(0.71)	0.22	2.18	5.61

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 60: Estimated EVE Sensitivity Profile

	June 30, 2018		June 30, 2017
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(5.37)%	(12.00)	(4.85)	(12.00)
+100 Shock	(2.38)	-	(1.87)	-
+25 Shock	N/A	-	(0.30)	-
-100 Shock	0.02	-	(1.31)	-

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at June 30, 2018 and slightly positive to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from June 30, 2017 were primarily related to the addition of receive-fixed swaps against commercial loans, an increase in the floating-rate debt portion of the wholesale funding position and an increase in the outstanding taxable securities balances. These items were partially offset by an increase in core deposit balances and the net run-off of the fixed-rate commercial lease portfolio.

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

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, LIBOR, Prime Rate and other basis risks, yield curve twist risks and embedded options risks. In addition, the impacts on NII on an FTE basis and EVE of extreme changes in interest rates are modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of June 30, 2018:

TABLE 61: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,452	17,918	1,033	41,403
Commercial mortgage loans	2,655	3,378	592	6,625
Commercial construction loans	2,029	2,587	71	4,687
Commercial leases	840	1,783	1,165	3,788
Total commercial loans and leases	27,976	25,666	2,861	56,503
Residential mortgage loans	2,329	6,411	6,900	15,640
Home equity	1,678	3,386	1,535	6,599
Automobile loans	3,792	4,794	352	8,938
Credit card	454	1,816	-	2,270
Other consumer loans	1,198	517	267	1,982
Total consumer loans	9,451	16,924	9,054	35,429
Total portfolio loans and leases	$37,427	42,590	11,915	91,932

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of June 30, 2018:

TABLE 62: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,441	16,510
Commercial mortgage loans	953	3,017
Commercial construction loans	29	2,629
Commercial leases	2,948	-
Total commercial loans and leases	6,371	22,156
Residential mortgage loans	10,038	3,273
Home equity	455	4,466
Automobile loans	5,114	32
Credit card	501	1,315
Other consumer loans	529	255
Total consumer loans	16,637	9,341
Total portfolio loans and leases	$23,008	31,497

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $959 million and $858 million at June 30, 2018 and December 31, 2017, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during both the three and six months ended June 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $21 million and $78 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $34 million and $62 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2018.

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

The Bancorp recognized net losses of $20 million and $82 million, respectively, on its non-qualifying hedging strategy for the three and six months ended June 30, 2018 compared to net gains of $18 million and $17 million, respectively, during the three and six months ended June 30, 2017. These amounts include net losses on securities related to the Bancorp’s non-qualifying hedging strategy which were $4 million and $17 million, respectively, during the three and six months ended June 30, 2018 and net gains of $2 million during both the three and six months ended June 30, 2017. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2018 and December 31, 2017 was $932 million and $939 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

Commodity Risk

The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and interest rate risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by the Capital Markets Credit department and Capital Markets Risk department.

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

Liquidity Risk Management Oversight

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages liquidity and funding risk within Board-approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of liquidity risk management.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 61 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $32.0 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2018, $3.7 billion in principal and interest is expected to be received in the next 12 months and an additional $3.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.5 billion and $2.6 billion during the three and six months ended June 30, 2018, respectively, compared to $1.6 billion and $3.2 billion during the three and six months ended June 30, 2017, respectively. For further information on the transfer of financial assets, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the three and six months ended June 30, 2018 and 2017, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2018, $7.3 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the six months ended June 30, 2018, the Bancorp issued and sold $900 million of senior notes. At June 30, 2018, the Bancorp has approximately $42.5 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.3 billion was available for issuance as of June 30, 2018. For further information on a subsequent event related to long-term debt, refer to Note 24.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 116% at June 30, 2018.

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

The Bancorp’s and Bank’s credit ratings are summarized in Table 63. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments.*

*As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 63: Agency Ratings
As of August 8, 2018	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, the Chief Compliance Officer is responsible for establishing and overseeing the Compliance Risk Management program which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy and, in partnership with the Community and Economic Development team, oversees the Bancorp’s compliance with the Community Reinvestment Act.

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 65: Capital Ratios

($ in millions)	June 30, 2018		December 31, 2017
Quarterly average total Bancorp shareholders’ equity as a percent of average assets		11.38%	11.69
Tangible equity as a percent of tangible assets(a)		10.29	9.90
Tangible common equity as a percentage of tangible assets(a)(c)		9.33	8.94

	Basel III(b)

CET1 capital	$1	2,986	12,517
Tier I capital	1	4,317	13,848
Total regulatory capital	1	8,116	17,887
Risk-weighted assets	11	9,073	117,997

Regulatory capital ratios:
CET1 capital		10.91%	10.61
Tier I risk-based capital		12.02	11.74
Total risk-based capital		15.21	15.16
Tier I leverage		10.24	10.01
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 28, 2018, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2018 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2018 and ending June 30, 2019:

●

The increase in the quarterly common stock dividend to $0.22 from $0.18 beginning in the fourth quarter of 2018 and to $0.24 beginning in the second quarter of 2019, a 33% increase over the current dividend rate;

●

The repurchase of common shares in an amount up to $1.651 billion, or a 42% increase over the 2017 capital plan. These repurchases include $81 million in repurchases related to share issuances under employee benefit plans and $53 million in repurchases related to previously-recognized TRA transaction after-tax gains;

●	The additional ability to repurchase common shares in the amount of any after-tax capital generated from the sale of Worldpay, Inc. common stock;
●

The additional ability to repurchase common shares in the amount of any after-tax cash income generated from the termination and settlement of gross cash flows from existing TRAs with Worldpay, Inc. or potential future TRAs that may be generated from additional sales of Worldpay, Inc.

On May 21, 2018, the Bancorp announced an acquisition of MB Financial. As a result, a resubmission of Fifth Third’s capital plan to the FRB is pending. However, this resubmission will not delay the implementation of the previously approved 2018 CCAR capital distributions.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory adverse and supervisory severely adverse scenarios and to provide information related to the types of risk included in its stress testing, a description of the methodologies used, estimates of certain financial results and pro forma capital ratios, and an explanation of the most significant causes of changes in regulatory capital ratios. On June 21, 2018, the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which are available on Fifth Third’s website at https://www.53.com. With Fifth Third’s designation as a Large and Non-complex Bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which will be conducted in the third quarter of 2018.

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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.18 and $0.14 for the three months ended June 30, 2018 and 2017, respectively, and $0.34 and $0.28 for the six months ended June 30, 2018 and 2017, respectively. As contemplated by the 2017 CCAR, during the second quarter of 2018, the Bancorp entered into and settled a $235 million accelerated share repurchase transaction. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2018:

TABLE 66: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2018 - April 30, 2018	721,491	$31.47	-	100,000,000
May 1, 2018 - May 31, 2018	6,482,285	31.41	6,402,244	93,597,756
June 1, 2018 - June 30, 2018	1,221,018	29.04	1,172,122	92,425,634
Total	8,424,794	$31.07	7,574,366	92,425,634
(a)

Includes 850,428 shares repurchased during the second quarter of 2018 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2018		December 31, 2017
Assets
Cash and due from banks	$2,	052	2,514
Other short-term investments(a)	1,	636	2,753
Available-for-sale debt and other securities(b)	31,	961	31,751
Held-to-maturity securities(c)		19	24
Trading debt securities		280	492
Equity securities		475	439
Loans and leases held for sale(d)		783	492
Portfolio loans and leases(a)(e)	91,	932	91,970
Allowance for loan and lease losses(a)	(1,	077)	(1,196)
Portfolio loans and leases, net	90,	855	90,774
Bank premises and equipment(f)	1,	915	2,003
Operating lease equipment		606	646
Goodwill	2,	462	2,445
Intangible assets		30	27
Servicing rights		959	858
Other assets(a)	6,	662	6,975
Total Assets	$140,	695	142,193
Liabilities
Deposits:
Noninterest-bearing deposits	$32,	680	35,276
Interest-bearing deposits	71,	451	67,886
Total deposits	104,	131	103,162
Federal funds purchased		597	174
Other short-term borrowings	1,	763	4,012
Accrued taxes, interest and expenses	1,	206	1,412
Other liabilities(a)	2,	425	2,144
Long-term debt(a)	14,	321	14,904
Total Liabilities	$124,	443	125,808
Equity
Common stock(g)	$2,	051	2,051
Preferred stock(h)	1,	331	1,331
Capital surplus	2,	833	2,790
Retained earnings	16,	143	15,122
Accumulated other comprehensive (loss) income		(552)	73
Treasury stock(g)	(5,	574)	(5,002)
Total Bancorp shareholders’ equity	$16,	232	16,365
Noncontrolling interests		20	20
Total Equity	16,	252	16,385
Total Liabilities and Equity	$140,	695	142,193
(a)

Includes $47 and $62 of other short-term investments, $908 and $1,297 of portfolio loans and leases, $(5) and $(6) of ALLL, $5 and $7 of other assets, $2 and $2 of other liabilities, and $830 and $1,190 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2018 and December 31, 2017, respectively. For further information refer to Note 9.

(b)	Amortized cost of $32,589 and $31,577 at June 30, 2018 and December 31, 2017, respectively.
(c)	Fair value of $19 and $24 at June 30, 2018 and December 31, 2017, respectively.
(d)

Includes $658 and $399 of residential mortgage loans held for sale measured at fair value and $8 and $0 of commercial loans held for sale measured at fair value at June 30, 2018 and December 31, 2017, respectively.

(e)	Includes $162 and $137 of residential mortgage loans measured at fair value at June 30, 2018 and December 31, 2017, respectively.
(f)	Includes $37 and $27 of bank premises and equipment held for sale at June 30, 2018 and December 31, 2017, respectively. For further information refer to Note 7.
(g)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2018 – 678,161,855 (excludes 245,730,726 treasury shares), December 31, 2017 – 693,804,893 (excludes 230,087,688 treasury shares).

(h)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2018 and December 31, 2017; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2018 and December 31, 2017.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,

($ in millions, except share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans and leases	$996	858	1,933	1,696
Interest on securities	267	245	530	490
Interest on other short-term investments	6	3	11	6
Total interest income	1,269	1,106	2,474	2,192
Interest Expense
Interest on deposits	119	65	215	124
Interest on federal funds purchased	5	1	7	2
Interest on other short-term borrowings	11	10	19	12
Interest on long-term debt	114	91	217	182
Total interest expense	249	167	458	320
Net Interest Income	1,020	939	2,016	1,872
Provision for loan and lease losses	33	52	56	126
Net Interest Income After Provision for Loan and Lease Losses	987	887	1,960	1,746
Noninterest Income
Service charges on deposits	137	139	275	277
Wealth and asset management revenue	108	103	221	211
Corporate banking revenue	120	101	208	175
Card and processing revenue	84	79	163	153
Mortgage banking net revenue	53	55	109	108
Other noninterest income	250	85	708	160
Securities (losses) gains, net	(5)	-	(15)	1
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(4)	2	(17)	2
Total noninterest income	743	564	1,652	1,087
Noninterest Expense
Salaries, wages and incentives	471	397	918	808
Employee benefits	78	86	188	196
Net occupancy expense	74	70	149	148
Technology and communications	67	57	135	116
Equipment expense	30	29	61	57
Card and processing expense	30	33	60	63
Other noninterest expense	287	285	572	555
Total noninterest expense	1,037	957	2,083	1,943
Income Before Income Taxes	693	494	1,529	890
Applicable income tax expense	107	127	239	218
Net Income	586	367	1,290	672
Less: Net income attributable to noncontrolling interests	-	-	-	-
Net Income Attributable to Bancorp	586	367	1,290	672
Dividends on preferred stock	23	23	38	38
Net Income Available to Common Shareholders	$563	344	1,252	634
Earnings per share - basic	$0.81	0.46	1.80	0.84
Earnings per share - diluted	$0.80	0.45	1.77	0.83
Average common shares outstanding - basic	683,344,844	741,400,700	686,564,682	744,516,799
Average common shares outstanding - diluted	696,209,943	752,328,298	700,133,642	756,545,341
Cash dividends declared per common share	$0.18	0.14	0.34	0.28

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Net Income	$586	367	1,290	672
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(167)	93	(627)	108
Reclassification adjustment for net losses included in net income	-	-	7	1
Unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	3	5	(4)	2
Reclassification adjustment for net gains included in net income	-	(4)	(1)	(9)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1	2	2
Other comprehensive (loss) income, net of tax	(163)	95	(623)	104
Comprehensive Income	423	462	667	776
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	-
Comprehensive Income Attributable to Bancorp	$423	462	667	776

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

		Bancorp Shareholders’ Equity
($ in millions, except per share data)		Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	$	2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income					672			672		672
Other comprehensive income, net of tax						104		104		104
Cash dividends declared:
Common stock at $0.28 per share					(210)			(210)		(210)
Preferred stock(a)					(38)			(38)		(38)
Shares acquired for treasury				(26)			(316)	(342)		(342)
Impact of stock transactions under stock compensation plans, net				21			8	29		29
Other					(3)		2	(1)		(1)
Balance at June 30, 2017	$	2,051	1,331	2,751	13,862	163	(3,739)	16,419	27	16,446

Balance at December 31, 2017	$	2,051	1,331	2,790	15,122	73	(5,002)	16,365	20	16,385
Impact of cumulative effect of change in accounting principles(b)					6	(2)		4		4
Balance at January 1, 2018	$	2,051	1,331	2,790	15,128	71	(5,002)	16,369	20	16,389
Net income					1,290			1,290		1,290
Other comprehensive loss, net of tax						(623)		(623)		(623)
Cash dividends declared:
Common stock at $0.34 per share					(235)			(235)		(235)
Preferred stock(a)					(38)			(38)		(38)
Shares acquired for treasury				41			(594)	(553)		(553)
Impact of stock transactions under stock compensation plans, net				2			20	22		22
Other					(2)		2	-		-
Balance at June 30, 2018	$	2,051	1,331	2,833	16,143	(552)	(5,574)	16,232	20	16,252
(a)

For both the six months ended June 30, 2018 and 2017, dividends were $637.50 per preferred shares for Perpetual Preferred Stock, Series H, $828.12 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

(b)	Related to the adoption as of January 1, 2018 of ASU 2016-01, ASU 2017-12 and ASU 2018-02. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2018	2017
Operating Activities
Net income	$1,290	672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	56	126
Depreciation, amortization and accretion	226	170
Stock-based compensation expense	80	69
Provision for (benefit from) deferred income taxes	5	(5)
Securities losses (gains), net	17	(1)
Securities losses (gains), net - non-qualifying hedges on mortgage servicing rights	17	(2)
MSR fair value adjustment	(16)	70
Net gains on sales of loans and fair value adjustments on loans held for sale	(36)	(57)
Net losses on disposition and impairment of bank premises and equipment	41	2
Net losses on disposition and impairment of operating lease equipment	2	19
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	(414)	-
Gain on sale of Worldpay, Inc. shares	(205)	-
Proceeds from sales of loans held for sale	2,557	3,141
Loans originated for sale, net of repayments	(2,821)	(3,078)
Dividends representing return on equity method investments	6	18
Net change in:
Trading and equity securities	151	(427)
Other assets	316	(44)
Accrued taxes, interest and expenses	(30)	(245)
Other liabilities	51	214
Net Cash Provided by Operating Activities	1,293	642
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	10,283	4,633
Loans	113	92
Bank premises and equipment	28	18
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	997	1,178
Held-to-maturity securities	5	-
Purchases:
Available-for-sale debt and other securities	(12,194)	(5,828)
Bank premises and equipment	(98)	(111)
MSRs	(50)	(109)
Proceeds from settlement of BOLI	7	6
Proceeds from sales and dividends representing return of equity method investments	563	85
Net cash paid on acquisitions	(20)	(12)
Net change in:
Other short-term investments	1,117	591
Loans and leases	(264)	350
Operating lease equipment	(3)	(43)
Net Cash Provided by Investing Activities	484	850
Financing Activities
Net change in:
Deposits	969	(1,941)
Federal funds purchased	423	(15)
Other short-term borrowings	(2,249)	1,854
Dividends paid on common stock	(223)	(235)
Dividends paid on preferred stock	(38)	(38)
Proceeds from issuance of long-term debt	895	697
Repayment of long-term debt	(1,397)	(1,631)
Repurchase of treasury stock and related forward contract	(553)	(342)
Other	(66)	(30)
Net Cash Used in Financing Activities	(2,239)	(1,681)
Decrease in Cash and Due from Banks	(462)	(189)
Cash and Due from Banks at Beginning of Period	2,514	2,392
Cash and Due from Banks at End of Period	$2,052	2,203

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the cash flows and changes in equity for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2017 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2018	2017
Cash Payments:
Interest	$ 451	334
Income taxes	120	399

Transfers:
Portfolio loans to loans held for sale	171	140
Loans held for sale to portfolio loans	67	7
Portfolio loans to OREO	20	19

3. Accounting and Reporting Developments

Standards Adopted in 2018

The Bancorp adopted the following new accounting standards effective January 1, 2018:

ASU 2014-09 – Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued additional guidance to clarify certain implementation issues, including ASUs 2016-08 (Principal versus Agent Considerations), 2016-10 (Identifying Performance Obligations and Licensing), 2016-12 (Narrow-Scope Improvements and Practical Expedients), and 2016-20 (Technical Corrections and Improvements) in March, April, May and December 2016, respectively. These amendments did not change the core principles in ASU 2014-09 and follow the same effective date and transition requirements. The Bancorp adopted the amended guidance on January 1, 2018, using a modified retrospective approach. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the adoption of this amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements. However, the Bancorp is subject to expanded disclosure requirements and has updated its revenue recognition policies and procedures. While the Bancorp has concluded the following changes are not material to its Condensed Consolidated Financial Statements, upon adoption the Bancorp changed its presentation of certain underwriting expenses incurred by its broker-dealer subsidiary from net to gross presentation and also changed its presentation of certain credit card rewards program expenses from gross to net presentation. Neither change impacts income before income taxes or net income.

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

The Bancorp’s interest income is derived from loans and leases, securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Securities sections in Note 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information. The following provides additional information about the components of noninterest income:

●

Service charges on deposits consist primarily of treasury management fees for commercial clients, monthly service charges on consumer deposit accounts, transaction-based fees (such as overdraft fees and wire transfer fees), and other deposit account-related charges. The Bancorp’s performance obligations for treasury management fees and consumer deposit account service charges are typically satisfied over time while performance obligations for transaction-based fees are typically satisfied at a point in time. Revenues are recognized on an accrual basis when or as the services are provided to the customer, net of applicable discounts, waivers and reversals. Payments are typically collected from customers directly from the related deposit account at the time the transaction is processed and/or at the end of the customer’s statement cycle (typically monthly).

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

●

Card and processing revenue consists primarily of ATM fees and interchange fees earned when the Bancorp’s credit and debit cards are processed through card association networks. The Bancorp’s performance obligations are generally complete when the transactions generating the fees are processed. Revenue is recognized on an accrual basis as such services are performed, net of certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers). These costs reduced card and processing revenue by approximately $31 million and $60 million for the three and six months ended June 30, 2018, respectively.

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2018:

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for the Bancorp on January 1, 2019, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. In January 2018, the FASB issued ASU 2018-01 which provides a practical expedient for transition related to land easements. The FASB has also proposed additional amendments to the new guidance which, among other things, include an option to recognize a cumulative effect adjustment to retained earnings in the period of adoption instead of applying the guidance to prior comparative periods, but these additional amendments are not yet final. The Bancorp will adopt the amended guidance on the required effective date of January 1, 2019, and expects to elect the transition relief provisions. From a lessee perspective, the Bancorp is currently finalizing its inventory of all leases, accumulating the lease data necessary to apply the amended guidance, and evaluating the business process and technology requirements which will be necessary after adoption. The Bancorp is continuing to evaluate the impact of the amended guidance on its Condensed Consolidated Financial Statements, but the effects of recognizing most operating leases on the Condensed Consolidated Balance Sheets are expected to be material. The Bancorp expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption, but does not expect a material impact to expense recognition. From a lessor perspective, given the limited changes, the Bancorp does not expect adoption of the amended guidance to have a material impact based on its preliminary analysis. However, the Bancorp is continuing to evaluate the impact of the amended guidance, particularly related to the deferral of costs incurred in originating leases. The Bancorp also expects to record a cumulative-effect adjustment to retained earnings upon adoption to recognize any remaining deferred gains on sale-leaseback transactions that occurred prior to the date of initial application. The Bancorp had approximately $13 million of such deferred gains recorded as of June 30, 2018. These expectations may change as the implementation process continues.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

June 30, 2018 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	(2)	96
Obligations of states and political subdivisions securities	34	1	-	35
Mortgage-backed securities:
Agency residential mortgage-backed securities	16,405	35	(346)	16,094
Agency commercial mortgage-backed securities	10,308	7	(277)	10,038
Non-agency commercial mortgage-backed securities	3,149	5	(68)	3,086
Asset-backed securities and other debt securities	1,981	26	(9)	1,998
Other securities(a)	614	-	-	614
Total available-for-sale debt and other securities	$32,589	74	(702)	31,961
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$17	-	-	17
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$19	-	-	19
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $364 and $2, respectively, at June 30, 2018, that are carried at cost.

December 31, 2017 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	43	1	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,281	118	(80)	15,319
Agency commercial mortgage-backed securities	10,113	92	(38)	10,167
Non-agency commercial mortgage-backed securities	3,247	51	(5)	3,293
Asset-backed securities and other debt securities	2,183	46	(11)	2,218
Other securities(b)	612	-	-	612
Total available-for-sale debt and other securities	$31,577	308	(134)	31,751
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$22	-	-	22
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$24	-	-	24
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017, recorded at fair value with fair value changes recorded in securities gains, net, in the Consolidated Statements of Income.

(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362 and $2, respectively, at December 31, 2017, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)		June 30, 2018	December 31, 2017

Trading debt securities	$	280	492
Equity securities		475	439

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents net realized gains and losses that were recognized in income from available-for-sale debt and other securities as well as total (losses) gains that were recognized in income from trading debt securities and equity securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Available-for-sale debt and other securities:
Realized gains	$22	21	56	30
Realized losses	(22)	(7)	(65)	(8)
OTTI(a)	-	(14)	-	(24)
Net realized losses on available-for sale debt and other securities(b)	$-	-	(9)	(2)
Total trading debt securities (losses) gains(c)	$(4)	2	(18)	3
Total equity securities (losses) gains(d)(e)	$(5)	2	(8)	3
Total (losses) and gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities	$(9)	4	(35)	4
(a)	Included in securities (losses) gains, net in the Condensed Consolidated Statements of Income.
(b)

Excludes net gains on interest-only mortgage-backed securities of $0 and $1 for the three and six months ended June 30, 2018, respectively, and net losses of $2 and $1 for the three and six months ended June 30, 2017, respectively.

(c)

Includes an immaterial net loss and a net loss of $2 for the three and six months ended June 30, 2018, respectively, and immaterial net gains for both the three and six months ended June 30, 2017, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(d)

Includes immaterial net gains for both the three and six months ended June 30, 2018 and 2017 recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(e)

Includes net unrealized losses of $5 and $6 for the three and six months ended June 30, 2018, respectively, and net unrealized gains of $2 and $3 for the three and six months ended June 30, 2017, respectively.

At June 30, 2018 and December 31, 2017, investment securities with a fair value of $6.8 billion and $7.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of June 30, 2018 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity

($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$214	207	1	1
1-5 years	8,923	8,800	16	16
5-10 years	18,047	17,669	-	-
Over 10 years	4,791	4,671	2	2
Other securities	614	614	-	-
Total	$32,589	31,961	19	19
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

		Less than 12 months		12 months or more		Total
($ in millions)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. Treasury and federal agencies	$	96	(2)	-	-	96	(2)
Agency residential mortgage-backed securities		12,456	(313)	478	(33)	12,934	(346)
Agency commercial mortgage-backed securities		8,719	(247)	547	(30)	9,266	(277)
Non-agency commercial mortgage-backed securities		2,540	(59)	140	(9)	2,680	(68)
Asset-backed securities and other debt securities		284	(2)	395	(7)	679	(9)
Total	$	24,095	(623)	1,560	(79)	25,655	(702)
December 31, 2017
U.S. Treasury and federal agencies	$	98	-	-	-	98	-
Agency residential mortgage-backed securities		7,337	(59)	479	(21)	7,816	(80)
Agency commercial mortgage-backed securities		2,900	(22)	526	(16)	3,426	(38)
Non-agency commercial mortgage-backed securities		449	(2)	145	(3)	594	(5)
Asset-backed securities and other debt securities		317	(2)	386	(9)	703	(11)
Total	$	11,101	(85)	1,536	(49)	12,637	(134)

At both June 30, 2018 and December 31, 2017, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2018	December 31, 2017
Loans and leases held for sale:
Commercial and industrial loans	$44	-
Commercial mortgage loans	72	6
Commercial leases	9	-
Residential mortgage loans	658	486
Total loans and leases held for sale	$783	492
Portfolio loans and leases:
Commercial and industrial loans	$41,403	41,170
Commercial mortgage loans	6,625	6,604
Commercial construction loans	4,687	4,553
Commercial leases	3,788	4,068
Total commercial loans and leases	$56,503	56,395
Residential mortgage loans	$15,640	15,591
Home equity	6,599	7,014
Automobile loans	8,938	9,112
Credit card	2,270	2,299
Other consumer loans	1,982	1,559
Total consumer loans	$35,429	35,575
Total portfolio loans and leases	$91,932	91,970

Total portfolio loans and leases are recorded net of unearned income, which totaled $496 million as of June 30, 2018 and $523 million as of December 31, 2017. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $286 million and $282 million as of June 30, 2018 and December 31, 2017, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.3 billion and $13.0 billion at June 30, 2018 and December 31, 2017, respectively, pledged at the FHLB, and loans of $40.4 billion and $39.8 billion at June 30, 2018 and December 31, 2017, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing

($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial and industrial loans	$41,447	41,170	4	3
Commercial mortgage loans	6,697	6,610	-	-
Commercial construction loans	4,687	4,553	-	-
Commercial leases	3,797	4,068	-	-
Residential mortgage loans	16,298	16,077	44	57
Home equity	6,599	7,014	-	-
Automobile loans	8,938	9,112	10	10
Credit card	2,270	2,299	31	27
Other consumer loans	1,982	1,559	-	-
Total loans and leases	$92,715	92,462	89	97
Less: Loans and leases held for sale	783	492
Total portfolio loans and leases	$91,932	91,970

The following table presents a summary of net charge-offs:
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Commercial and industrial loans	$47	18	74	52
Commercial mortgage loans	2	5	2	11
Commercial construction loans	-	-	-	-
Commercial leases	-	1	-	2
Residential mortgage loans	2	2	4	7
Home equity	2	5	7	11
Automobile loans	8	6	19	18
Credit card	26	22	52	43
Other consumer loans	7	5	17	9
Total net charge-offs	$94	64	175	153

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$713	89	222	114	1,138
Losses charged-off(a)	(54)	(4)	(60)	-	(118)
Recoveries of losses previously charged-off(a)	5	2	17	-	24
Provision for (benefit from) loan and lease losses	(10)	(1)	50	(6)	33
Balance, end of period	$654	86	229	108	1,077

(a)    For the three months ended June 30, 2018, the Bancorp recorded $6 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$826	96	204	112	1,238
Losses charged-off	(41)	(4)	(50)	-	(95)
Recoveries of losses previously charged-off	17	2	12	-	31
Provision for (benefit from) loan and lease losses	15	(1)	40	(2)	52
Balance, end of period	$817	93	206	110	1,226

For the six months ended June 30, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(87)	(7)	(128)	-	(222)
Recoveries of losses previously charged-off(a)	11	3	33	-	47
Provision for (benefit from) loan and lease losses	(23)	1	90	(12)	56
Balance, end of period	$654	86	229	108	1,077

(a)    For the six months ended June 30, 2018, the Bancorp recorded $10 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the six months ended June 30, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(86)	(10)	(106)	-	(202)
Recoveries of losses previously charged-off	21	3	25	-	49
Provision for (benefit from) loan and lease losses	51	4	73	(2)	126
Balance, end of period	$817	93	206	110	1,226
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$75	65	38	-	178
Collectively evaluated for impairment	579	21	191	-	791
Unallocated	-	-	-	108	108
Total ALLL	$654	86	229	108	1,077
Portfolio loans and leases:(b)
Individually evaluated for impairment	$400	788	297	-	1,485
Collectively evaluated for impairment	56,103	14,690	19,492	-	90,285
Total portfolio loans and leases	$56,503	15,478	19,789	-	91,770
(a)	Includes $1 related to leveraged leases at June 30, 2018.
(b)	Excludes $162 of residential mortgage loans measured at fair value and includes $650 of leveraged leases, net of unearned income at June 30, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$94	64	42	-	200
Collectively evaluated for impairment	659	25	192	-	876
Unallocated	-	-	-	120	120
Total ALLL	$753	89	234	120	1,196
Portfolio loans and leases:(b)
Individually evaluated for impairment	$560	665	320	-	1,545
Collectively evaluated for impairment	55,835	14,787	19,664	-	90,286
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$56,395	15,454	19,984	-	91,833
(a)	Includes $1 related to leveraged leases at December 31, 2017.
(b)	Excludes $137 of residential mortgage loans measured at fair value and includes $674 of leveraged leases, net of unearned income at December 31, 2017.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2018 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,601	899	885	18	41,403
Commercial mortgage owner-occupied loans	3,217	40	134	-	3,391
Commercial mortgage nonowner-occupied loans	3,200	21	13	-	3,234
Commercial construction loans	4,652	35	-	-	4,687
Commercial leases	3,649	54	85	-	3,788
Total commercial loans and leases	$54,319	1,049	1,117	18	56,503

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,813	1,115	1,235	7	41,170
Commercial mortgage owner-occupied loans	3,207	75	80	-	3,362
Commercial mortgage nonowner-occupied loans	3,117	28	97	-	3,242
Commercial construction loans	4,553	-	-	-	4,553
Commercial leases	3,922	72	74	-	4,068
Total commercial loans and leases	$53,612	1,290	1,486	7	56,395

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	June 30, 2018		December 31, 2017
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,450	28	15,424	30
Home equity	6,528	71	6,940	74
Automobile loans	8,933	5	9,111	1
Credit card	2,243	27	2,273	26
Other consumer loans	1,981	1	1,559	-
Total residential mortgage and consumer loans	$35,135	132	35,307	131
(a)	Excludes $162 and $137 of residential mortgage loans measured at fair value at June 30, 2018 and December 31, 2017, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of June 30, 2018 ($ in millions)	Loans and Leases(b)(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,281	19	103	122	41,403	4
Commercial mortgage owner-occupied loans	3,384	1	6	7	3,391	-
Commercial mortgage nonowner-occupied loans	3,228	3	3	6	3,234	-
Commercial construction loans	4,687	-	-	-	4,687	-
Commercial leases	3,784	-	4	4	3,788	-
Residential mortgage loans(a)	15,382	24	72	96	15,478	44
Consumer loans:
Home equity	6,482	66	51	117	6,599	-
Automobile loans	8,840	84	14	98	8,938	10
Credit card	2,198	36	36	72	2,270	31
Other consumer loans	1,972	8	2	10	1,982	-
Total portfolio loans and leases	$91,238	241	291	532	91,770	89
(a)	Excludes $162 of residential mortgage loans measured at fair value at June 30, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2018, $71 of these loans were 30-89 days past due and $237 were 90 days or more past due. The Bancorp recognized $1 and $3 of losses during the three and six months ended June 30, 2018 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current	Past Due				90 Days Past
As of December 31, 2017 ($ in millions)	Loans and Leases(b)(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,027	42	101	143	41,170	3
Commercial mortgage owner-occupied loans	3,351	3	8	11	3,362	-
Commercial mortgage nonowner-occupied loans	3,235	-	7	7	3,242	-
Commercial construction loans	4,552	1	-	1	4,553	-
Commercial leases	4,065	3	-	3	4,068	-
Residential mortgage loans(a)	15,301	66	87	153	15,454	57
Consumer loans:
Home equity	6,888	70	56	126	7,014	-
Automobile loans	8,992	107	13	120	9,112	10
Credit card	2,230	36	33	69	2,299	27
Other consumer loans	1,554	5	-	5	1,559	-
Total portfolio loans and leases	$91,195	333	305	638	91,833	97
(a)	Excludes $137 of residential mortgage loans measured at fair value at December 31, 2017.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of June 30, 2018 ($ in millions)	Unpaid Principal Balance	Recorded Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$248	204	63
Commercial mortgage owner-occupied loans	4	3	1
Commercial mortgage nonowner-occupied loans	2	1	-
Commercial leases	29	29	11
Restructured residential mortgage loans	497	494	65
Restructured consumer loans:
Home equity	158	157	22
Automobile loans	6	6	1
Credit card	48	45	15
Total impaired portfolio loans and leases with a related ALLL	$992	939	178
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$147	124	-
Commercial mortgage owner-occupied loans	15	12	-
Commercial mortgage nonowner-occupied loans	28	27	-
Restructured residential mortgage loans	314	294	-
Restructured consumer loans:
Home equity	90	87	-
Automobile loans	3	2	-
Total impaired portfolio loans with no related ALLL	$597	546	-
Total impaired portfolio loans and leases	$1,589	1,485 (a)	178
(a)

Includes $104, $773 and $251, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $173, $15 and $46, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at June 30, 2018.

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

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended June 30, 2018		For the six months ended June 30, 2018

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$417	5	439	10
Commercial mortgage owner-occupied loans	16	-	20	-
Commercial mortgage nonowner-occupied loans	29	-	32	-
Commercial leases	18	-	14	-
Restructured residential mortgage loans	799	8	732	14
Restructured consumer loans:
Home equity	248	3	253	6
Automobile loans	8	-	9	-
Credit card	46	1	47	2
Total average impaired portfolio loans and leases	$1,581	17	1,546	32

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2017		For the six months ended June 30, 2017

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$635	1	668	2
Commercial mortgage owner-occupied loans(a)	38	-	42	-
Commercial mortgage nonowner-occupied loans	66	-	73	1
Commercial leases	2	-	3	-
Restructured residential mortgage loans	654	6	653	12
Restructured consumer loans:
Home equity	287	3	293	6
Automobile loans	12	-	13	-
Credit card	49	1	51	2
Total average impaired loans and leases	$1,743	11	1,796	23
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $26 for both the three and six months ended June 30, 2017. An immaterial amount of interest income was recognized during the six months ended June 30, 2017. Refer to Note 9 for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)		June 30, 2018	December 31, 2017
Commercial loans and leases:
Commercial and industrial loans	$	263	276
Commercial mortgage owner-occupied loans		10	19
Commercial mortgage nonowner-occupied loans		3	7
Commercial leases		29	4
Total nonaccrual portfolio commercial loans and leases		305	306
Residential mortgage loans		28	30
Consumer loans:
Home equity		71	74
Automobile loans		5	1
Credit card		27	26
Other consumer loans		1	-
Total nonaccrual portfolio consumer loans		104	101
Total nonaccrual portfolio loans and leases(a)(b)	$	437	437
OREO and other repossessed property		43	52
Total nonperforming portfolio assets(a)(b)	$	480	489
(a)	Excludes $23 and $6 of nonaccrual loans held for sale at June 30, 2018 and December 31, 2017, respectively.
(b)

Includes $4 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2018 and December 31, 2017, respectively, of which $2 and $3 are restructured nonaccrual government insured commercial loans at June 30, 2018 and December 31, 2017, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $189 million and $235 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $29 million and $69 million, respectively, as of June 30, 2018 compared with $53 million and $78 million, respectively, as of December 31, 2017.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	13	$ 64	(4)	-
Residential mortgage loans	537	91	2	-
Consumer loans:
Home equity	29	2	-	-
Automobile loans	19	-	-	-
Credit card	1,675	9	2	1
Total portfolio loans	2,273	$ 166	-	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	17	$ 56	1	4
Commercial mortgage owner-occupied loans	2	6	5	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	199	28	1	-
Consumer loans:
Home equity	44	3	-	-
Automobile loans	15	-	-	-
Credit card	2,152	10	2	1
Total portfolio loans	2,430	$ 103	9	5
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	25	$ 135	9	-
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	784	124	3	-
Consumer loans:
Home equity	54	4	-	-
Automobile loans	39	-	-	-
Credit card	3,640	19	4	1
Total portfolio loans	4,544	$ 282	16	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans and Leases Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans and leases:
Commercial and industrial loans	50	$ 153	2	6
Commercial mortgage owner-occupied loans	7	8	5	-
Commercial mortgage nonowner-occupied loans	2	-	-	-
Residential mortgage loans	402	57	3	-
Consumer loans:
Home equity	75	5	-	-
Automobile loans	45	-	-	-
Credit card	3,908	17	3	1
Total portfolio loans and leases	4,489	$ 240	13	7
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2018 and 2017 and were within twelve months of the restructuring date:

June 30, 2018 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$28
Residential mortgage loans	62	13
Consumer loans:
Credit card	137	1
Total portfolio loans	201	$42
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$15
Commercial mortgage nonowner-occupied loans	3	1
Residential mortgage loans	26	3
Consumer loans:
Home equity	6	1
Credit card	387	2
Total portfolio loans	424	$22
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2018 and 2017 and were within twelve months of the restructuring date:

June 30, 2018 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	3	$29
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	110	20
Consumer loans:
Home equity	2	-
Credit card	379	2
Total portfolio loans	496	$51
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2017 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	4	$16
Commercial mortgage nonowner-occupied loans	3	1
Residential mortgage loans	83	12
Consumer loans:
Home equity	11	2
Credit card	837	4
Total portfolio loans	938	$35
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)		June 30, 2018	December 31, 2017
Land and improvements(a)	$	599	644
Buildings(a)		1,616	1,679
Equipment		1,936	1,876
Leasehold improvements		396	399
Construction in progress(a)		85	93
Bank premises and equipment held for sale:
Land and improvements		24	17
Buildings		10	9
Equipment		3	1
Accumulated depreciation and amortization		(2,754)	(2,715)
Total bank premises and equipment	$	1,915	2,003
(a)

At June 30, 2018 and December 31, 2017, land and improvements, buildings and construction in progress included $55 and $91, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of June 30, 2018, the Bancorp had identified 29 specific branches for closure under the 2018 Branch Optimization Plan with these closures expected to be completed prior to December 31, 2018. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan over the next 12 to 18 months. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion.

As a result of the adoption of the 2018 Branch Optimization Plan during the second quarter of 2018, the Bancorp performed assessments of the recoverability of the following long-lived assets for which the Bancorp believes that it is more likely than not that the assets will be disposed of significantly before the end of their previously estimated useful lives:

•	29 branches specifically identified for closure prior to December 31, 2018
•	128 branches from which the remaining closures under the 2018 Branch Optimization Plan are expected to be selected
•	21 parcels of land that the Bancorp has elected to sell

Impairment losses associated with such assessments and lower of cost or market adjustments were $33 million and $41 million for the three and six months ended June 30, 2018, respectively, and $2 million and $5 million for the three and six months ended June 30, 2017, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Intangible Assets

Intangible assets consist of core deposit intangibles, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The increase in gross carrying amount of intangible assets from the year ended December 31, 2017 primarily reflects acquisition activity during the first quarter of 2018.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2018
Core deposit intangibles	$34	(29)	5
Customer relationships	20	(1)	19
Non-compete agreements	14	(11)	3
Other	6	(3)	3
Total intangible assets	$74	(44)	30
As of December 31, 2017
Core deposit intangibles	$34	(29)	5
Customer relationships	16	-	16
Non-compete agreements	13	(10)	3
Other	6	(3)	3
Total intangible assets	$69	(42)	27

As of June 30, 2018, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million and immaterial for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $1 million for the six months ended June 30, 2018 and 2017, respectively. The Bancorp’s projection of amortization expense shown in the following table is based on existing balances as of June 30, 2018. Future amortization expense may vary from these projections.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Estimated amortization expense for the remainder of 2018 through 2022 is as follows:

($ in millions)		Total
Remainder of 2018	$	3
2019		5
2020		3
2021		3
2022		2

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

June 30, 2018 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Other short-term investments	$	47	-	47
Commercial mortgage loans		-	20	20
Automobile loans		888	-	888
ALLL		(5)	-	(5)
Other assets		5	-	5
Total assets	$	935	20	955
Liabilities:
Other liabilities	$	2	-	2
Long-term debt		830	-	830
Total liabilities	$	832	-	832
Noncontrolling interests	$	-	20	20

December 31, 2017 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Other short-term investments	$	62	-	62
Commercial mortgage loans		-	20	20
Automobile loans		1,277	-	1,277
ALLL		(6)	-	(6)
Other assets		7	-	7
Total assets	$	1,340	20	1,360
Liabilities
Other liabilities	$	2	-	2
Long-term debt		1,190	-	1,190
Total liabilities	$	1,192	-	1,192
Noncontrolling interests	$	-	20	20

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

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017 resulting in a decrease of $27 million in commercial mortgage loans, a decrease of $20 million in ALLL associated with the commercial mortgage loans and a decrease of $18 million in indemnification guarantee exposure. The Bancorp’s maximum exposure related to the remaining indemnifications at June 30, 2018 and December 31, 2017 was $19 million and $17 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2018 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,213	363	1,213
Private equity investments	70	-	112
Loans provided to VIEs	1,885	-	3,124

December 31, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,376	355	1,376
Private equity investments	102	-	150
Loans provided to VIEs	1,845	-	2,910

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

At June 30, 2018 and December 31, 2017, the Bancorp’s CDC investments included $1.2 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $362 million and $355 million at June 30, 2018 and December 31, 2017, respectively. The unfunded commitments as of June 30, 2018 are expected to be funded from 2018 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption	2018	2017	2018	2017
Pre-tax investment and impairment losses(a)	Other noninterest expense	$46	35	91	72
Tax credits and other benefits	Applicable income tax expense	(51)	(56)	(103)	(112)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2018 and 2017.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at June 30, 2018 and December 31, 2017, the unfunded commitment amounts to the funds were $42 million and $48 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $2 million and an immaterial amount during the three months ended June 30, 2018 and 2017, respectively and $5 million and $7 million during the six months ended June 30, 2018 and 2017, respectively. The Bancorp recognized $2 million and zero of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three months ended June 30, 2018 and 2017, respectively, and $6 million and zero during the six months ended June 30, 2018 and 2017. Refer to Note 21 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2018 and December 31, 2017, the Bancorp’s unfunded commitments to these entities were $1.2 billion and $1.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and six months ended June 30, 2018 and 2017. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Residential mortgage loan sales(a)	$1,474	1,518	2,474	3,147

Origination fees and gains on loan sales	28	37	52	66
Gross mortgage servicing fees	54	49	106	97
(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2018	2017
Balance, beginning of period	$858	744
Servicing rights originated - residential mortgage loans	35	66
Servicing rights acquired - residential mortgage loans	50	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	78	(13)
Other changes in fair value(b)	(62)	(57)
Balance, end of period	$959	849
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Securities (losses) gains, net - non-qualifying hedges on MSRs	$(4)	2	(17)	2
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(16)	16	(65)	15
MSR fair value adjustment due to changes in inputs or assumptions(a)	21	(17)	78	(13)
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2018 and 2017 were as follows:

		June 30, 2018			June 30, 2017

	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	6.8	10.0%	519	7.0	10.3%	492
Servicing rights	Adjustable	-	-	-	3.0	29.8	659

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2018 and December 31, 2017, the Bancorp serviced $62.2 billion and $60.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2018, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread (bps)	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value		Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$944	6.5	9.5%	$(37)	(71)	(164)	543	$(19)	(37)
Servicing rights	Adjustable	15	3.4	23.6	(1)	(2)	(4)	817	-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2018 and December 31, 2017, the balance of collateral held by the Bancorp for derivative assets was $367 million and $409 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $99 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of June 30, 2018. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of both June 30, 2018 and December 31, 2017 was $3 million.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2018 and December 31, 2017, the balance of collateral posted by the Bancorp for derivative liabilities was $401 million and $365 million, respectively, and $130 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of June 30, 2018 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2018 and December 31, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2018 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	229	4
Total fair value hedges		229	4
Cash flow hedges:
Interest rate swaps related to C&I loans	6,150	1	15
Total cash flow hedges		1	15
Total derivatives designated as qualifying hedging instruments		230	19
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,475	52	13
Forward contracts related to residential mortgage loans held for sale	1,450	-	4
Swap associated with the sale of Visa, Inc. Class B Shares	2,207	-	164
Foreign exchange contracts	153	2	-
Total free-standing derivatives - risk management and other business purposes		54	181
Free-standing derivatives - customer accommodation:
Interest rate contracts	48,949	247	280
Interest rate lock commitments	596	11	-
Commodity contracts	5,087	284	270
TBA securities	58	-	-
Foreign exchange contracts	10,842	119	109
Total free-standing derivatives - customer accommodation		661	659
Total derivatives not designated as qualifying hedging instruments		715	840
Total		$945	859

		Fair Value
December 31, 2017 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,705	297	5
Total fair value hedges		297	5
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	-	12
Total cash flow hedges		-	12
Total derivatives designated as qualifying hedging instruments		297	17
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,035	54	15
Forward contracts related to residential mortgage loans held for sale	1,284	1	1
Stock warrant	20	20	-
Swap associated with the sale of Visa, Inc. Class B Shares	1,900	-	137
Foreign exchange contracts	112	-	1
Total free-standing derivatives - risk management and other business purposes		75	154
Free-standing derivatives - customer accommodation:
Interest rate contracts	42,216	154	145
Interest rate lock commitments	446	8	-
Commodity contracts	4,125	165	167
TBA securities	26	-	-
Foreign exchange contracts	12,654	124	119
Total free-standing derivatives - customer accommodation		451	431
Total derivatives not designated as qualifying hedging instruments		526	585
Total		$823	602

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all designated fair value hedges of interest rate risk as of June 30, 2018, the Bancorp performed an assessment of hedge effectiveness using regression analysis (quantitative approach) with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption	2018	2017	2018	2017
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(18)	14	(81)	(6)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	19	(15)	83	5

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2018
Carrying amount of the hedged item	Long-term debt	$3,701
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(212)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2018, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2018, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 73 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2018 and December 31, 2017, $16 million and $9 million, respectively, of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2018, $7 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2018.

During both the three and six months ended June 30, 2018 and 2017, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2018	2017(a)	2018	2017(a)
Amount of pretax net (losses) gains recognized in OCI	$	4	8	(5)	3
Amount of pretax net gains reclassified from OCI into net income		-	6	1	14
(a)

For both the three and six months ended June 30, 2017, the amount of pretax net losses recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income. Upon the adoption of ASU 2017-12, the Bancorp recorded a cumulative effect adjustment to retained earnings effective January 1, 2018 related to the elimination of the separate measurement of ineffectiveness. Refer to Note 3 for additional information.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption		For the three months		For the six months
			ended June 30,		ended June 30,
($ in millions)			2018	2017	2018	2017
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$	(3)	5	(4)	(16)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue		(16)	16	(65)	15
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income		3	(3)	5	(4)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income		(10)	(9)	(49)	(22)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2018 and December 31, 2017, the total notional amount of the risk participation agreements was $3.7 billion and $2.8 billion, respectively, and the fair value was a liability of $8 million and $5 million at June 30, 2018 and December 31, 2017, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2018, the risk participation agreements had a weighted-average remaining life of 3.6 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2018	December 31, 2017
Pass	$3,590	2,748
Special mention	77	66
Substandard	10	24
Total	$3,677	2,838

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months		For the six months
	Condensed Consolidated		ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption		2018	2017	2018	2017
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	9	5	16	9
Interest rate lock commitments	Mortgage banking net revenue		22	26	35	48
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		2	1	4	2
Commodity contracts for customers (credit losses)	Other noninterest expense		-	1	-	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(1)	-	(1)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		13	9	27	22
Foreign exchange contracts for customers (contract revenue)	Other noninterest income		7	-	5	-
Foreign exchange contracts for customers (credit losses)	Other noninterest expense		-	2	-	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	-	1	1

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of June 30, 2018 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$934	(258)	(300)	376
Total assets	934	(258)	(300)	376

Liabilities:
Derivatives	859	(258)	(234)	367
Total liabilities	$859	(258)	(234)	367

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)		June 30, 2018	December 31, 2017
FHLB advances	$	1,200	3,125
Securities sold under repurchase agreements		300	546
Derivative collateral		263	341
Total other short-term borrowings	$	1,763	4,012

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2018 and December 31, 2017, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities with an overnight remaining contractual maturity.

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

On June 5, 2018, the Bancorp issued and sold $250 million of senior floating-rate notes, with a maturity of three years, due on June 4, 2021. Interest on the floating-rate notes is 3-month LIBOR plus 47 bps. These notes will be redeemable, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

For further information on a subsequent event related to long-term debt, refer to Note 24.

14. Capital Actions

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2018:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 19, 2017	$	273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018		318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018		235	6,402,244	1,172,122	7,574,366	June 15, 2018

For further information on a subsequent event related to capital actions, refer to Note 24.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

		June 30,	December 31,
($ in millions)		2018	2017
Commitments to extend credit	$	70,915	68,106
Letters of credit		2,092	2,185
Forward contracts related to residential mortgage loans held for sale		1,450	1,284
Noncancelable operating lease obligations		568	568
Purchase obligations		120	144
Capital commitments for private equity investments		43	48
Capital expenditures		27	37
Capital lease obligations		23	26

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2018 and December 31, 2017, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $131 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

		June 30,	December 31,
($ in millions)		2018	2017
Pass	$	70,340	67,254
Special mention		306	330
Substandard		269	522
Total commitments to extend credit	$	70,915	68,106

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2018:

($ in millions)
Less than 1 year(a)	$1,070
1 - 5 years(a)	1,009
Over 5 years	13
Total letters of credit	$2,092
(a)	Includes $7 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2018 and December 31, 2017, and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 61% of the total standby letters of credit were collateralized as of June 30, 2018 and December 31, 2017, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $5 million and $6 million at June 30, 2018 and December 31, 2017, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)		June 30, 2018	December 31, 2017
Pass	$	1,897	1,830
Special mention		46	67
Substandard		149	218
Doubtful		-	70
Total letters of credit	$	2,092	2,185

At June 30, 2018 and December 31, 2017, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2018 and December 31, 2017, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $560 million and $602 million, respectively, of which FTS acted as the remarketing agent to issuers on $540 million and $508 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $299 million and $331 million of the VRDNs remarketed by FTS, in addition to $20 million and $94 million in VRDNs remarketed by third parties at June 30, 2018 and December 31, 2017, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $2 million and $1 million of these VRDNs in its portfolio and classified them as trading securities at June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $9 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2018 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended June 30, 2018 and 2017, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $5 million and $3 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2018 and 2017, the Bancorp paid immaterial amounts in the form of make whole payments and repurchased $7 million and $5 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2018 and 2017 were $6 million and $5 million, respectively. Total repurchase demand requests during the six months ended June 30, 2018 and 2017 were $11 million and $8 million, respectively. Total outstanding repurchase demand inventory was $3 million and $1 million at June 30, 2018 and December 31, 2017, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,

($ in millions)	2018	2017	2018	2017
Balance, beginning of period	$8	12	9	13
Net reductions to the reserve	(1)	(1)	(2)	(2)
Balance, end of period	$7	11	7	11

The following tables provide a rollforward of unresolved claims by claimant type for the six months ended:

	GSE		Private Label

June 30, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$-
New demands	62	11	-	-
Resolved demands	(54)	(9)	-	-
Balance, end of period	14	$3	1	$-

	GSE		Private Label
June 30, 2017 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	13	$2	-	$-
New demands	58	8	-	-
Loan paydowns/payoffs	(1)	-	-	-
Resolved demands	(54)	(8)	-	-
Balance, end of period	16	$2	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $289 million and $312 million at June 30, 2018 and December 31, 2017, respectively, and the delinquency rates were 2.5% and 3.0% at June 30, 2018 and December 31, 2017, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million at both June 30, 2018 and December 31, 2017 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $15 million at both June 30, 2018 and December 31, 2017. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2018 and December 31, 2017.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2018, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $164 million at June 30, 2018 and $137 million at December 31, 2017. Refer to Note 11 and Note 21 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	(a)

(a)    The Bancorp made a cash payment of $26 million to the swap counterparty on July 17, 2018 as a result of the Visa escrow funding in the second quarter of 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

Litigation

Visa/MasterCard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On June 5, 2018, the defendants in the consolidated class action reached an agreement to settle in principle with the proposed plaintiffs’ class seeking monetary damages, with the Bancorp’s portion of the settlement amount (above the existing escrow) within reserves. The settlement in principle is subject to finalization and District Court approval. This settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who are pursuing separate lawsuits. Refer to Note 15 for further information.

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

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denies all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. The plaintiffs filed a notice of appeal on May 5, 2018.

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank), alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million, plus interest. Fifth Third denies all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. No trial date has been scheduled.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $5 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Vantiv Holding, LLC

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

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc., formerly Vantiv, Inc. The Bancorp had previously received these Class A shares in exchange for Class B Units of Vantiv Holding, LLC. The Bancorp recognized a gain of $205 million related to the sale. As a result of the sale, the Bancorp beneficially owns approximately 3.3% of Worldpay’s equity through its ownership of approximately 10.3 million Class B Units. The Bancorp’s remaining interest in Vantiv Holding, LLC of $426 million continues to be accounted for as an equity method investment given the nature of Vantiv Holding, LLC’s structure as a limited liability company and contractual arrangements between Vantiv Holding, LLC and the Bancorp.

GS Holdings

In May 2018, GreenSky, Inc. launched an IPO and issued 38 million shares of Class A common stock for a valuation of $23 per share. In connection with this IPO, the Bancorp’s investment in GreenSky, LLC, which was comprised of 252,550 membership units, was converted to 2,525,498 units of the newly formed GreenSky Holdings, LLC (“GS Holdings”), representing a 1.4% interest in GS Holdings. The Bancorp’s units in GS Holdings are exchangeable on a one-to-one basis for Class A common stock or cash after the initial 180-day lock-up period expires.

At the time of the IPO, the Bancorp recognized a $16 million gain on its investment in GreenSky, LLC, which was included in other noninterest income in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018. At June 30, 2018, the investment in GS Holdings was $53 million, which was included in equity securities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Income Taxes

The applicable income tax expense was $107 million and $127 million for the three months ended June 30, 2018 and 2017, respectively, and $239 million and $218 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rates for the three months ended June 30, 2018 and 2017 were 15.5% and 25.9%, respectively, and 15.7% and 24.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for both the three and six months ended June 30, 2018 compared to the same periods in the prior year was primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2018 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(217)	50	(167)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	-	-	-
Net unrealized losses on available-for-sale debt securities	(217)	50	(167)	(318)	(167)	(485)

Unrealized holding gains on cash flow hedge derivatives arising during period	4	(1)	3
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	-	-	-
Net unrealized losses on cash flow hedge derivatives	4	(1)	3	(19)	3	(16)

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(52)	1	(51)
Total	$(212)	49	(163)	(389)	(163)	(552)

	Total OCI			Total AOCI
June 30, 2017 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$148	(55)	93
Reclassification adjustment for net gains on available-for-sale securities included in net income	-	-	-
Net unrealized gains on available-for-sale securities	148	(55)	93	117	93	210

Unrealized holding gains on cash flow hedge derivatives arising during period	8	(3)	5
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(6)	2	(4)
Net unrealized gains on cash flow hedge derivatives	2	(1)	1	2	1	3

Reclassification of amounts to net periodic benefit costs	2	(1)	1
Defined benefit pension plans, net	2	(1)	1	(51)	1	(50)
Total	$152	(57)	95	68	95	163

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the six months ended:

		Total OCI			Total AOCI
June 30, 2018 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance(a)	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$	(811)	184	(627)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		9	(2)	7
Net unrealized losses on available-for-sale debt securities		(802)	182	(620)	135	(620)	(485)

Unrealized holding losses on cash flow hedge derivatives arising during period		(5)	1	(4)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(1)	-	(1)
Net unrealized losses on cash flow hedge derivatives		(6)	1	(5)	(11)	(5)	(16)

Reclassification of amounts to net periodic benefit costs		2	-	2
Defined benefit pension plans, net		2	-	2	(53)	2	(51)
Total	$	(806)	183	(623)	71	(623)	(552)
(a) The Bancorp’s AOCI balance was adjusted as of January 1, 2018 to reflect the adoption of new accounting standards. Refer to Note 3 for additional information.
		Total OCI			Total AOCI
June 30, 2017 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	170	(62)	108
Reclassification adjustment for net losses on available-for-sale securities included in net income		2	(1)	1
Net unrealized gains on available-for-sale securities		172	(63)	109	101	109	210

Unrealized holding gains on cash flow hedge derivatives arising during period		3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives		(11)	4	(7)	10	(7)	3

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(52)	2	(50)
Total	$	164	(60)	104	59	104	163

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2018	2017	2018	2017

Net unrealized losses on available-for-sale debt securities:(b)
Net losses included in net income	Securities (losses) gains, net	$-	-	(9)	(2)
	Income before income taxes	-	-	(9)	(2)
	Applicable income tax expense	-	-	2	1
	Net income	-	-	(7)	(1)

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	-	6	1	14
	Income before income taxes	-	6	1	14
	Applicable income tax expense	-	(2)	-	(5)
	Net income	-	4	1	9

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(1)	(2)	(2)	(3)
	Income before income taxes	(1)	(2)	(2)	(3)
	Applicable income tax expense	-	1	-	1
	Net income	(1)	(1)	(2)	(2)

Total reclassifications for the period	Net income	$(1)	3	(8)	6
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2018				2017
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$563			344
Less: Income allocated to participating securities	6			4
Net income allocated to common shareholders	$557	683	0.81	340	741	0.46
Earnings Per Diluted Share:
Net income available to common shareholders	$563			344
Effect of dilutive securities:
Stock-based awards	-	13		-	11
Net income available to common shareholders plus assumed conversions	563			344
Less: Income allocated to participating securities	6			4
Net income allocated to common shareholders plus assumed conversions	$557	696	0.80	340	752	0.45

	2018				2017
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,252			634
Less: Income allocated to participating securities	15			7
Net income allocated to common shareholders	$1,237	687	1.80	627	745	0.84
Earnings Per Diluted Share:
Net income available to common shareholders	$1,252			634
Effect of dilutive securities:
Stock-based awards	-	13		-	12
Net income available to common shareholders plus assumed conversions	1,252			634
Less: Income allocated to participating securities	14			7
Net income allocated to common shareholders plus assumed conversions	$1,238	700	1.77	627	757	0.83

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and six months ended June 30, 2018 excludes 2 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2017 excludes 4 million and 5 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using

June 30, 2018 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$96	-	-	96
Obligations of states and political subdivisions securities	-	35	-	35
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,094	-	16,094
Agency commercial mortgage-backed securities	-	10,038	-	10,038
Non-agency commercial mortgage-backed securities	-	3,086	-	3,086
Asset-backed securities and other debt securities	-	1,998	-	1,998
Available-for-sale debt and other securities(a)	96	31,251	-	31,347
Trading debt securities:
U.S. Treasury and federal agencies securities	10	9	-	19
Obligations of states and political subdivisions securities	-	58	-	58
Agency residential mortgage-backed securities	-	75	-	75
Asset-backed securities and other debt securities	-	128	-	128
Trading debt securities	10	270	-	280
Equity securities	474	1	-	475
Residential mortgage loans held for sale	-	658	-	658
Residential mortgage loans(b)	-	-	162	162
Commercial loans held for sale	-	8	-	8
MSRs	-	-	959	959
Derivative assets:
Interest rate contracts	-	529	11	540
Foreign exchange contracts	-	121	-	121
Commodity contracts	34	250	-	284
Derivative assets(d)	34	900	11	945
Total assets	$614	33,088	1,132	34,834
Liabilities:
Derivative liabilities:
Interest rate contracts	$4	305	7	316
Foreign exchange contracts	-	109	-	109
Equity contracts	-	-	164	164
Commodity contracts	95	175	-	270
Derivative liabilities(e)	99	589	171	859
Short positions(e)	88	51	-	139
Total liabilities	$187	640	171	998
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $364 and $2, respectively, at June 30, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and six months ended June 30, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,319	-	15,319
Agency commercial mortgage-backed securities	-	10,167	-	10,167
Non-agency commercial mortgage-backed securities	-	3,293	-	3,293
Asset-backed securities and other debt securities	-	2,218	-	2,218

Available-for-sale debt and other securities(a)	98	31,041	-	31,139
Trading debt securities:
U.S. Treasury and federal agencies securities	1	11	-	12
Obligations of states and political subdivisions securities	-	22	-	22
Residential mortgage-backed securities	-	395	-	395
Asset-backed securities and other debt securities	-	63	-	63

Trading debt securities	1	491	-	492
Equity securities	438	1		439
Residential mortgage loans held for sale	-	399	-	399
Residential mortgage loans(b)	-	-	137	137
MSRs	-	-	858	858
Derivative assets:
Interest rate contracts	1	505	8	514
Foreign exchange contracts	-	124	-	124
Equity contracts	-	20	-	20
Commodity contracts	39	126	-	165
Derivative assets(d)	40	775	8	823
Total assets	$577	32,707	1,003	34,287
Liabilities:
Derivative liabilities:
Interest rate contracts	$1	172	5	178
Foreign exchange contracts	-	120	-	120
Equity contracts	-	-	137	137
Commodity contracts	38	129	-	167

Derivative liabilities(e)	39	421	142	602
Short positions(e)	25	6	-	31

Total liabilities	$64	427	142	633

(a)	Excludes FHLB, FRB, and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at December 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale debt and other securities, trading debt securities and equity securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and equity securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities may include federal agencies securities, obligations of states and political subdivisions securities, agency and non-agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2018 and December 31, 2017, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at June 30, 2018 was $11 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $6 million and $11 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $6 million and $12 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2018 ($ in millions)	Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$136	926	4	(165)	901
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(13)	22	(10)	(2)
Purchases/originations	-	46	(1)	-	45
Settlements	(5)	-	(21)	11	(15)
Transfers into Level 3(b)	32	-	-	-	32
Balance, end of period	$162	959	4	(164)	961
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2018(c)	$(1)	(13)	12	(10)	(12)

(a)   Net interest rate derivatives include derivative assets and liabilities of $11 and $7, respectively, as of June 30, 2018.

(b)   Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)   Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2017 ($ in millions)	Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net	Total Fair Value

Balance, beginning of period	$141	776	11	(97)	831
Total (losses) gains (realized/unrealized):
Included in earnings	1	(47)	26	(9)	(29)
Purchases/originations	-	120	-	-	120
Settlements	(4)	-	(28)	8	(24)
Transfers into Level 3(b)	4	-	-	-	4

Balance, end of period	$142	849	9	(98)	902

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2017(c)	$1	(47)	14	(9)	(41)

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $5, respectively, as of June 30, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2018 ($ in millions)	Residential Mortgage Loans	MSRs(d)	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value

Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(4)	16	36	(49)	(1)
Purchases/originations	-	85	(4)	-	81
Settlements	(8)	-	(31)	22	(17)
Transfers into Level 3(b)	37	-	-	-	37

Balance, end of period	$162	959	4	(164)	961

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2018(c)	$(4)	16	12	(49)	(25)

(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $7, respectively, as of June 30, 2018.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2017 ($ in millions)	Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives(a)	Total Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	1	(70)	49	(22)	(42)
Purchases/originations	-	175	(1)	-	174
Settlements	(9)	-	(47)	15	(41)
Transfers into Level 3(b)	7	-	-	-	7

Balance, end of period	$142	849	9	(98)	902

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2017(c)	$1	(70)	15	(22)	(76)

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $5, respectively, as of June 30, 2017.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Mortgage banking net revenue	$8	(21)	47	(21)
Corporate banking revenue	-	1	1	1
Other noninterest income	(10)	(9)	(49)	(22)

Total losses	$(2)	(29)	(1)	(42)

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2018 and 2017 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017
Mortgage banking net revenue	$(2)	(33)	23	(55)
Corporate banking revenue	-	1	1	1
Other noninterest income	(10)	(9)	(49)	(22)
Total losses	$(12)	(41)	(25)	(76)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2018 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$162	Loss rate model	Interest rate risk factor	(13.3) - 11.9%	-0.1%
			Credit risk factor	0 - 40.3%	0.7%
MSRs	959	Discounted cash flow	Prepayment speed	0.5-97.0%	(Fixed) 9.5% (Adjustable) 23.6%
			OAS spread (bps)	461-1,513	(Fixed) 543 (Adjustable) 817
IRLCs, net	11	Discounted cash flow	Loan closing rates	12.2 - 96.6%	80.9%
Swap associated with the sale of Visa, Inc. Class B Shares	(164)	Discounted cash flow	Timing of the resolution of the Covered Litigation	1/31/2021 - 11/30/2023	9/6/2021

As of June 30, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$142	Loss rate model	Interest rate risk factor	(9.6) - 15.0%	2.9%
			Credit risk factor	0 - 46.2%	1.0%
MSRs	849	Discounted cash flow	Prepayment speed	1.2-100%	(Fixed) 11.5% (Adjustable) 24.8%
			OAS spread (bps)	430-1,515	(Fixed) 530 (Adjustable) 773
IRLCs, net	14	Discounted cash flow	Loan closing rates	9.6- 96.8%	73.0%
Swap associated with the sale of Visa, Inc. Class B Shares	(98)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/2019 - 12/31/2022	9/30/2020

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2018 and 2017 and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2018 and 2017, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

		Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of June 30, 2018 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Commercial loans held for sale	$	-	-	4	4	-	(1)
Commercial and industrial loans		-	-	161	161	14	(30)
Commercial mortgage loans		-	-	3	3	1	6
Commercial leases		-	-	14	14	(9)	(10)
OREO		-	-	17	17	(1)	(4)
Bank premises and equipment		-	-	37	37	(33)	(41)
Operating lease equipment		-	-	10	10	(1)	(3)
Private equity investments		-	50	31	81	11	30
Total	$	-	50	277	327	(18)	(53)

		Fair Value Measurements Using				Total Losses	Total Losses
As of June 30, 2017 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2017	For the six months ended June 30, 2017
Commercial loans held for sale	$	-	-	45	45	(13)	(32)
Commercial and industrial loans		-	-	405	405	(32)	(58)
Commercial mortgage loans		-	-	26	26	(9)	(11)
Commercial leases		-	-	3	3	(1)	(2)
OREO		-	-	11	11	(1)	(5)
Bank premises and equipment		-	-	16	16	(2)	(5)
Operating lease equipment		-	-	56	56	-	(20)
Total	$	-	-	562	562	(58)	(133)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$4	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	161	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	3	Appraised value	Collateral value	NM	NM
Commercial leases	14	Appraised value	Collateral value	NM	NM
OREO	17	Appraised value	Appraised value	NM	NM
Bank premises and equipment	37	Appraised value	Appraised value	NM	NM
Operating lease equipment	10	Appraised value	Appraised value	NM	NM
Private equity investments	28	Liquidity discount applied to fund’s net asset value	Liquidity discount	0-43.0%	12.9%
	3	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$45	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	405	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	26	Appraised value	Collateral value	NM	NM
Commercial leases	3	Appraised value	Collateral value	NM	NM
OREO	11	Appraised value	Appraised value	NM	NM
Bank premises and equipment	16	Appraised value	Appraised value	NM	NM
Operating lease equipment	56	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the three and six months ended June 30, 2018, the Bancorp transferred an immaterial amount and $1 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. During the three and six months ended June 30, 2017, the Bancorp transferred $57 million and $75 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. These loans had an immaterial amount of fair value adjustments during the three and six months ended June 30, 2018 and $13 million and $30 million of fair value adjustments during the three and six months ended June 30, 2017, respectively. The fair value adjustments were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial for both the three months ended June 30, 2018 and 2017 and $1 million and immaterial for the six months ended June 30, 2018 and 2017, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains and losses on the sale of commercial loans held for sale during both the three and six months ended June 30, 2018. The Bancorp recognized an immaterial amount of losses and $2 million in losses on the sale of commercial loans held for sale for the three and six months ended June 30, 2017, respectively.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business, reviews the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department reviews all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the three and six months ended June 30, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

OREO

During the three and six months ended June 30, 2018 and 2017, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $1 million and $2 million in losses, recorded as charge-offs on new OREO properties transferred from loans during the three and six months ended June 30, 2018, respectively, and $1 million and $3 million for the three and six months ended June 30, 2017, respectively. These losses also included an immaterial amount of losses and $2 million in losses for the three and six months ended June 30, 2018, respectively, and an immaterial amount of losses and $2 million in losses for the three and six months ended June 30, 2017, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During the three and six months ended June 30, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Bancorp recorded net losses of $1 million and $3 million for the three and six months ended June 30, 2018, respectively, and net losses of an immaterial amount and $20 million for the three and six months ended June 30, 2017, respectively, as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

As a result of adopting ASU 2016-01, effective January 1, 2018, the Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $16 million and $51 million resulting from observable price changes during the three and six months ended June 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments as of June 30, 2018 includes a cumulative $35 million of positive adjustments as a result of observable price changes. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a discounted cash flow method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $1 million and $11 million during the three and six months ended June 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments as of June 30, 2018 includes a cumulative $11 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp recognized $4 million and $10 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three and six months ended June 30, 2018, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported net asset value of the fund or through a discounted cash flow analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Payments, Strategy and Digital Solutions, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2018 and 2017 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $18 million and $26 million for the six months ended June 30, 2018 and 2017, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at June 30, 2018 for which the fair value option was elected included gains of an immaterial amount for both the three and six months ended June 30, 2018. The Bancorp did not hold any commercial loans held for sale during the six months ended June 30, 2017. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at June 30, 2018 and December 31, 2017, respectively. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at June 30, 2018. The Bancorp did not hold any commercial loans held for sale at December 31, 2017. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

June 30, 2018 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$820	802	18
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	8	8	-
December 31, 2017
Residential mortgage loans measured at fair value	$536	522	14
Past due loans of 90 days or more	5	5	-
Nonaccrual loans	1	1	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2018 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,052	2,052	-	-	2,052
Other short-term investments	1,636	1,636	-	-	1,636
Other securities	614	-	614	-	614
Held-to-maturity securities	19	-	-	19	19
Loans and leases held for sale	117	-	-	117	117
Portfolio loans and leases:
Commercial and industrial loans	40,858	-	-	41,825	41,825
Commercial mortgage loans	6,560	-	-	6,493	6,493
Commercial construction loans	4,666	-	-	4,710	4,710
Commercial leases	3,765	-	-	3,355	3,355
Residential mortgage loans	15,392	-	-	15,697	15,697
Home equity	6,560	-	-	6,936	6,936
Automobile loans	8,899	-	-	8,632	8,632
Credit card	2,146	-	-	2,518	2,518
Other consumer loans	1,955	-	-	2,047	2,047
Unallocated ALLL	(108)	-	-	-	-
Total portfolio loans and leases, net	$90,693	-	-	92,213	92,213
Financial liabilities:
Deposits	$104,131	-	104,064	-	104,064
Federal funds purchased	597	597	-	-	597
Other short-term borrowings	1,763	-	1,763	-	1,763
Long-term debt	14,321	14,223	429	-	14,652

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2017 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,514	2,514	-	-	2,514
Other short-term investments	2,753	2,753	-	-	2,753
Other securities	612	-	612	-	612
Held-to-maturity securities	24	-	-	24	24
Loans and leases held for sale	93	-	-	93	93
Portfolio loans and leases:
Commercial and industrial loans	40,519	-	-	41,718	41,718
Commercial mortgage loans	6,539	-	-	6,490	6,490
Commercial construction loans	4,530	-	-	4,560	4,560
Commercial leases	4,054	-	-	3,705	3,705
Residential mortgage loans	15,365	-	-	15,996	15,996
Home equity	6,968	-	-	7,410	7,410
Automobile loans	9,074	-	-	8,832	8,832
Credit card	2,182	-	-	2,616	2,616
Other consumer loans	1,526	-	-	1,621	1,621
Unallocated ALLL	(120)	-	-	-	-
Total portfolio loans and leases, net	$90,637	-	-	92,948	92,948
Financial liabilities:
Deposits	$103,162	-	103,123	-	103,123
Federal funds purchased	174	174	-	-	174
Other short-term borrowings	4,012	-	4,012	-	4,012
Long-term debt	14,904	15,045	529	-	15,574

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

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

The Bancorp’s methodology for allocating provision for loan and lease losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for loan and lease losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and six months ended June 30, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,158 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2018 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$427	499	59	45	(10)		-	1,020
Provision for (benefit from) loan and lease losses	(10)	47	8	(11)	(1)		-	33
Net interest income after provision for loan and lease losses	437	452	51	56	(9)		-	987
Noninterest income:
Service charges on deposits	70	67	-	-	-		-	137
Wealth and asset management revenue	1	37	-	104	-		(34)(a)	108
Corporate banking revenue	119	1	-	-	-		-	120
Card and processing revenue	14	69	-	1	-		-	84
Mortgage banking net revenue	-	1	52	-	-		-	53
Other noninterest income(b)	25	(8)	4	4	225		-	250
Securities losses, net	-	-	-	-	(5)		-	(5)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(4)	-	-		-	(4)
Total noninterest income	229	167	52	109	220		(34)	743
Noninterest expense:
Salaries, wages and incentives	71	111	42	43	204		-	471
Employee benefits	9	26	10	7	26		-	78
Net occupancy expense	6	44	3	3	18		-	74
Technology and communications	2	1	1	-	63		-	67
Equipment expense	6	12	-	-	12		-	30
Card and processing expense	1	30	-	-	(1)		-	30
Other noninterest expense	263	208	51	70	(271)		(34)	287
Total noninterest expense	358	432	107	123	51		(34)	1,037
Income (loss) before income taxes	308	187	(4)	42	160		-	693
Applicable income tax expense (benefit)	19	40	(1)	9	40		-	107
Net income (loss)	289	147	(3)	33	120		-	586
Total goodwill	$630	1,655	-	177	-		-	2,462
Total assets	$58,763	60,281	22,128	9,270	(9,747)(	c)	-	140,695
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $33 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes bank premises and equipment of $37 classified as held for sale. For more information refer to Note 7.

June 30, 2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$415	437	59	37	(9)		-		939
Provision for (benefit from) loan and lease losses	22	39	7	(1)	(15)		-		52
Net interest income after provision for loan and lease losses	393	398	52	38	6		-		887
Noninterest income:
Service charges on deposits	73	66	-	-	-		-		139
Wealth and asset management revenue	1	35	-	100	-		(33)(	a)	103
Corporate banking revenue	100	1	-	-	-		-		101
Card and processing revenue	14	64	-	1	-		-		79
Mortgage banking net revenue	-	1	54	-	-		-		55
Other noninterest income(b)	40	22	6	-	17		-		85
Securities gains, net - non-qualifying hedges on MSRs	-	-	2	-	-		-		2
Total noninterest income	228	189	62	101	17		(33)		564
Noninterest expense:
Salaries, wages and incentives	60	104	40	37	156		-		397
Employee benefits	9	26	10	7	34		-		86
Net occupancy expense	7	43	3	2	15		-		70
Technology and communications	2	1	1	-	53		-		57
Equipment expense	4	13	-	-	12		-		29
Card and processing expense	1	33	-	-	(1)		-		33
Other noninterest expense	247	196	55	67	(247)		(33)		285
Total noninterest expense	330	416	109	113	22		(33)		957
Income before income taxes	291	171	5	26	1		-		494
Applicable income tax expense	54	60	2	9	2		-		127
Net income (loss)	237	111	3	17	(1)		-		367
Total goodwill	$613	1,655	-	155	-		-		2,423
Total assets	$57,766	57,396	22,442	8,238	(4,775)(	c)	-		141,067
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $2 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes bank premises and equipment of $41 classified as held for sale. For more information refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2018 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$846	965	118	88	(1)	-	2,016
Provision for (benefit from) loan and lease losses	(29)	90	20	5	(30)	-	56
Net interest income after provision for loan and lease losses	875	875	98	83	29	-	1,960
Noninterest income:
Service charges on deposits	139	134	-	1	1	-	275
Wealth and asset management revenue	2	74	-	214	-	(69)(a)	221
Corporate banking revenue	205 (c)	2	-	1	-	-	208
Card and processing revenue	28	133	-	2	-	-	163
Mortgage banking net revenue	-	3	106	-	-	-	109
Other noninterest income(b)	73	7	7	9	612	-	708
Securities losses, net	-	-	-	-	(15)	-	(15)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(17)	-	-	-	(17)
Total noninterest income	447	353	96	227	598	(69)	1,652
Noninterest expense:
Salaries, wages and incentives	141	220	82	87	388	-	918
Employee benefits	27	53	20	17	71	-	188
Net occupancy expense	13	88	5	6	37	-	149
Technology and communications	4	3	2	-	126	-	135
Equipment expense	11	25	-	-	25	-	61
Card and processing expense	2	59	-	-	(1)	-	60
Other noninterest expense	545	423	102	144	(573)	(69)	572
Total noninterest expense	743	871	211	254	73	(69)	2,083
Income (loss) before income taxes	579	357	(17)	56	554	-	1,529
Applicable income tax expense (benefit)	32	75	(3)	12	123	-	239
Net income (loss)	547	282	(14)	44	431	-	1,290
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$58,763	60,281	22,128	9,270	(9,747)(d)	-	140,695
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $41 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 21.
(d)	Includes bank premises and equipment of $37 classified as held for sale. For more information refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations		Total
Net interest income	$839	867	120	75	(29)	-		1,872
Provision for (benefit from) loan and lease losses	29	80	22	3	(8)	-		126
Net interest income after provision for loan and lease losses	810	787	98	72	(21)	-		1,746
Total noninterest income
Service charges on deposits	146	130	-	1	-	-		277
Wealth and asset management revenue	2	71	-	205	-	(67)(a	)	211
Corporate banking revenue	173 (c)	3	-	-	(1)	-		175
Card and processing revenue	28	122	-	3	-	-		153
Mortgage banking net revenue	-	3	105	-	-	-		108
Other noninterest income(b)	80	45	9	-	26	-		160
Securities gains, net	-	-	-	-	1	-		1
Securities gains, net - non-qualifying hedges on MSRs	-	-	2	-	-	-		2
Total noninterest income	429	374	116	209	26	(67)		1,087
Noninterest expense
Salaries, wages and incentives	127	208	77	76	320	-		808
Employee benefits	27	53	20	16	80	-		196
Net occupancy expense	13	90	5	5	35	-		148
Technology and communications	5	2	1	-	108	-		116
Equipment expense	8	26	-	-	23	-		57
Card and processing expense	2	62	-	-	(1)	-		63
Other noninterest expense	507	388	110	134	(517)	(67)		555
Total noninterest expense	689	829	213	231	48	(67)		1,943
Income (loss) before income taxes	550	332	1	50	(43)	-		890
Applicable income tax expense (benefit)	97	117	-	17	(13)	-		218
Net income (loss)	453	215	1	33	(30)	-		672
Total goodwill	$613	1,655	-	155	-	-		2,423
Total assets	$57,766	57,396	22,442	8,238	(4,775)(d )	-		141,067
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $5 for branches and land. For more information refer to Note 7 and Note 21.
(c)	Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 21.
(d)	Includes bank premises and equipment of $41 classified as held for sale. For more information refer to Note 7.

23. Pending Acquisition

On May 21, 2018, Fifth Third Bancorp and MB Financial, Inc. jointly announced the signing of a definitive merger agreement under which, on the terms and conditions set forth therein, MB Financial, Inc. (“MB Financial”) will merge with a subsidiary of Fifth Third Bancorp in a transaction valued at approximately $4.7 billion based on the closing price of Fifth Third’s common shares on May 18, 2018. MB Financial is headquartered in Chicago, Illinois with reported assets of approximately $20 billion as of March 31, 2018 and is the holding company of MB Financial Bank, N.A. In conjunction with the closing of the transaction, two members of MB Financial’s Board of Directors are expected to join the Fifth Third Bancorp Board.

Under the terms of the agreement, common shareholders of MB Financial will receive 1.45 shares of Fifth Third common stock and $5.54 in cash for each share of MB Financial common stock, which had an implied value of $54.20 per share of MB Financial common stock, based on the closing price of Fifth Third’s common shares on May 18, 2018. The exchange ratio of Fifth Third common shares for MB Financial common shares is fixed and will not adjust based on changes in Fifth Third’s share trading price.

The transaction is subject to the satisfaction of all customary closing conditions, including regulatory approval as well as the approval of MB Financial shareholders. The transaction is expected to close in the first quarter of 2019.

24. Subsequent Events

On July 26, 2018 the Bank issued and sold $1.55 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $500 million of 3.35% senior fixed-rate notes, with a maturity of three years, due on July 26, 2021; $300 million of senior floating-rate notes at three-month LIBOR plus 44 bps, with a maturity of three years, due on July 26, 2021; and $750 million of 3.95% senior fixed-rate notes, with a maturity of seven years, due July 28, 2025. The Bank entered into interest rate swaps to convert the fixed-rate notes due in 2021 and 2025 to a floating-rate, which resulted in an effective interest rate of one-month LIBOR plus 53 bps and 104 bps, respectively. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Between July 20, 2018 and August 2, 2018, the Bancorp entered into repurchase transactions of 16,945,020 shares, or approximately $500 million, of its outstanding common stock through the open market, which settled between July 24, 2018 and August 6, 2018.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is a change to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

The acquisition of MB Financial may dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Fifth Third will issue a substantial number of additional shares of stock in its merger with MB Financial, which will dilute current shareholders’ ownership interests. Fifth Third will also use substantial cash or other liquid assets or incur debt to fund the merger. In those events, Fifth Third could become more susceptible to economic downturns, market conditions and competitive pressures.

Fifth Third and MB Financial will incur transaction and integration costs in connection with the merger.

Each of Fifth Third and MB Financial has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the merger. In addition, Fifth Third will incur integration costs following the completion of the merger as Fifth Third integrates the businesses of the two companies, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. See the risk factor entitled “—Fifth Third May Fail to Realize the Anticipated Benefits of the Merger” below. Fifth Third and MB Financial may also incur additional costs to maintain employee morale and to retain key employees. Fifth Third and MB Financial will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

Fifth Third may fail to realize the anticipated benefits of the merger.

Inherent uncertainties exist when assessing or integrating the operations of an acquired business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in its acquisition of MB Financial, Inc. Additionally, integration of MB Financial may require Fifth Third to devote substantial time and resources and may cause this acquisition to be unprofitable or cause Fifth Third to be unable to pursue other business opportunities.

Fifth Third and MB Financial have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, Fifth Third’s ability to combine the businesses of Fifth Third and MB Financial in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of Fifth Third or MB Financial or result in decreased revenues due to any loss of customers. If Fifth Third is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects.

Certain employees may not be employed by Fifth Third after the merger. In addition, employees that Fifth Third wishes to retain may elect to terminate their employment as a result of the merger, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Fifth Third’s or MB Financial’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Fifth Third or MB Financial to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

After completing the acquisition, Fifth Third may find certain items were not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity or assets. For example, Fifth Third could experience higher charge-offs than originally anticipated related to the acquired loan portfolio. Additionally, acquired companies or businesses may increase Fifth Third’s risk of regulatory action or restrictions related to the operations of the acquired business.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the merger agreement can be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant these approvals, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties and the effect of the merger on competition. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals.

The Federal Reserve Board has stated that if supervisory issues arise during processing of an application for approval of a merger transaction, a banking organization will be expected to withdraw its application pending resolution of such supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, Fifth Third may be required to withdraw its application for approval of the proposed merger and, if possible, resubmit it after the applicable supervisory concerns have been resolved.

The terms of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. Nor can there be any assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

Fifth Third and MB Financial believe that the proposed transactions should not raise significant regulatory concerns and that Fifth Third will be able to obtain all requisite regulatory approvals in a timely manner. However, the processing time for obtaining regulatory approvals for mergers of banking institutions, particularly for larger institutions, has increased since the financial crisis. In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the merger agreement, Fifth Third and MB Financial will not be required to take actions that would reasonably be expected to have a material adverse effect on Fifth Third and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative to MB Financial and its subsidiaries, taken as a whole).

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger and charter amendment by the MB Financial common stockholders, receipt of requisite regulatory approvals, absence of orders prohibiting completion of any of the proposed transactions, effectiveness of the registration statement of which this proxy statement/prospectus is a part, approval of the Fifth Third common shares to be issued in connection with the merger for listing on the NASDAQ, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the merger agreement) and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, or Fifth Third or MB Financial may elect to terminate the merger agreement in certain other circumstances.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2018.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

2.1

Agreement and Plan of Merger by and among Fifth Third Bancorp, Fifth Third Financial Corporation and MB Financial, Inc., dated as of May 20, 2018. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2018.

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

4.1

Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

4.2	Form of Floating Rate Senior Notes due 2021. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.
10.1	Supplemental Confirmation dated May 23, 2018, to Master Confirmation, dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

*An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 8, 2018

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)