Form 10-Q
period 2018-09-30
FIFTH THIRD BANCORP
filed 2018-11-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Commission File Number 001-33653

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Fifth Third Center

Cincinnati, Ohio 45263

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 972-3030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 655,615,619 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2018.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) regulatory objections to Fifth Third’s resolution plan; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) changes in LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) risks relating to the potential merger with MB Financial, Inc. and Fifth Third’s ability to realize the anticipated benefits of the merger; (36) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (37) potential dilution from future acquisitions; (38) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (39) results of Worldpay Holding, LLC (formerly Vantiv Holding, LLC) a subsidiary of Worldpay, Inc. or other investments or acquired entities; (40) difficulties from or changes in Fifth Third’s investment in, relationship with, and nature of the operations of Worldpay Holding, LLC, a subsidiary of Worldpay, Inc.; (41) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (42) inaccuracies or other failures from the use of models; (43) effects of critical accounting policies and judgments or the use of inaccurate estimates; (44) weather related events or other natural disasters; and (45) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

TABLE 1: Selected Financial Data
		For the three months				For the nine months
		ended September 30,		%		ended September 30,		%
($ in millions, except for per share data)		2018	2017	Change		2018	2017	Change
Income Statement Data
Net interest income (U.S. GAAP)	$	1,043	970	8	$	3,059	2,842	8
Net interest income (FTE)(a)(b)		1,047	977	7		3,071	2,861	7
Noninterest income		563	1,561	(64)		2,215	2,648	(16)
Total revenue(a)		1,610	2,538	(37)		5,286	5,509	(4)
Provision for loan and lease losses		86	67	28		142	193	(26)
Noninterest expense		1,008	975	3		3,090	2,918	6
Net income attributable to Bancorp		433	1,014	(57)		1,721	1,685	2
Net income available to common shareholders		418	999	(58)		1,669	1,633	2
Common Share Data
Earnings per share - basic	$	0.62	1.37	(55)	$	2.43	2.19	11
Earnings per share - diluted		0.61	1.35	(55)		2.38	2.16	10
Cash dividends declared per common share		0.18	0.16	13		0.52	0.44	18
Book value per share		21.92	21.30	3		21.92	21.30	3
Market value per share		27.92	27.98	-		27.92	27.98	-
Financial Ratios
Return on average assets		1.21%	2.85	(58)		1.63%	1.60	2
Return on average common equity		11.2	25.6	(56)		15.0	14.3	5
Return on average tangible common equity(b)		13.5	30.4	(56)		18.1	17.0	6
Dividend payout		29.0	11.7	148		21.4	20.1	6
Average total Bancorp shareholders’ equity as a percent of average assets		11.39	11.93	(5)		11.43	11.83	(3)
Tangible common equity as a percent of tangible assets(b)(h)		9.12	8.89	3		9.12	8.89	3
Net interest margin(a)(b)		3.23	3.07	5		3.20	3.03	6
Net interest rate spread (a)(b)		2.87	2.79	3		2.87	2.77	4
Efficiency(a)(b)		62.6	38.4	63		58.5	53.0	10
Credit Quality
Net losses charged-off	$	72	68	6	$	247	221	12
Net losses charged-off as a percent of average portfolio loans and leases		0.30%	0.29	3		0.36%	0.32	13
ALLL as a percent of portfolio loans and leases		1.17	1.31	(11)		1.17	1.31	(11)
Allowance for credit losses as a percent of portfolio loans and leases(c)		1.31	1.48	(11)		1.31	1.48	(11)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO		0.48	0.60	(20)		0.48	0.60	(20)
Average Balances
Loans and leases, including held for sale	$	93,977	92,617	1	$	93,363	92,686	1
Securities and other short-term investments		34,822	33,826	3		34,813	33,497	4
Assets		141,752	140,992	1		141,616	140,495	1
Transaction deposits(d)		97,315	94,927	3		97,303	95,916	1
Core deposits(e)		101,492	98,649	3		101,321	99,680	2
Wholesale funding(f)		20,613	21,529	(4)		20,546	20,450	-
Bancorp shareholders’ equity		16,145	16,820	(4)		16,187	16,623	(3)
Regulatory Capital and Liquidity Ratios
CET1 capital(g)		10.67%	10.59	1		10.67%	10.59	1
Tier I risk-based capital(g)		11.78	11.72	1		11.78	11.72	1
Total risk-based capital(g)		14.94	15.16	(1)		14.94	15.16	(1)
Tier I leverage		10.10	9.97	1		10.10	9.97	1
Modified LCR		119	124	(4)		119	124	(4)
(a)

Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2018 and 2017 was $4 and $7, respectively, and for the nine months ended September 30, 2018 and 2017 was $12 and $19, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2018, the Bancorp had $141.7 billion in assets and operated 1,152 full-service banking centers and 2,443 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 3.3% interest in Worldpay Holding, LLC (formerly Vantiv Holding, LLC). The carrying value of the Bancorp’s investment in Worldpay Holding, LLC was $424 million at September 30, 2018.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2018, net interest income on an FTE basis and noninterest income provided 65% and 35% of total revenue, respectively. For the nine months ended September 30, 2018, net interest income on an FTE basis and noninterest income provided 58% and 42% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and nine months ended September 30, 2018. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Worldpay, Inc. and Worldpay Holding, LLC Transactions

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp recognized a gain of $414 million in other noninterest income during the first quarter of 2018 associated with the dilution in its ownership interest in Worldpay Holding, LLC from approximately 8.6% to approximately 4.9%.

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc. (formerly Vantiv, Inc.). The Bancorp had previously received these Class A shares in exchange for Class B Units of Worldpay Holding, LLC. The Bancorp recognized a gain of $205 million related to the sale. As a result of the sale, the Bancorp beneficially owns approximately 3.3% of Worldpay’s equity through its ownership of approximately 10.3 million Class B Units. At September 30, 2018, the Bancorp’s remaining interest in Worldpay Holding, LLC of $424 million continues to be accounted for as an equity method investment given the nature of Worldpay Holding, LLC’s structure as a limited liability company and contractual arrangements between Worldpay Holding, LLC and the Bancorp.

GS Holdings Transaction

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At the time of the IPO, the Bancorp recognized a $16 million gain on its investment in GreenSky, LLC, which was included in other noninterest income in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018. At September 30, 2018, the investment in GS Holdings was $45 million, which was included in equity securities in the Condensed Consolidated Balance Sheets.

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2018, refer to Table 2.

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

Open Market Share Repurchase Transactions

Between July 20, 2018 and August 2, 2018, the Bancorp repurchased 16,945,020 shares, or approximately $500 million, of its outstanding common stock through open market repurchase transactions, which settled between July 24, 2018 and August 6, 2018. For more information on the open market share repurchase program, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

2018 Branch Optimization Plan

Customer interactions and service and sales activity in Branch Banking continue to evolve with changing demographics and technology applications. Customers are increasingly utilizing digital tools to interact with their financial institutions in conducting their transactions while still utilizing physical branches for consultations and new product and service initiation. During the past three years, these developments and other business strategies led to a net decrease of 143 in the number of retail branches, or 11% of the Bancorp’s total branch count, through consolidations and sales.

The Bancorp continues to evaluate its retail network distribution in light of changes in customer behavior while developing new analytical tools that provide enhanced capabilities to optimize the profitability and growth potential of branches. In slower growth mature markets these developments enable the Bancorp to achieve efficiencies through well-executed branch consolidations without materially impacting deposit flows and/or revenue growth while maintaining the service quality standards. While continuing to evaluate such actions, the Bancorp is also focused on achieving higher retail household and deposit growth in other parts of its footprint – mainly in markets that exhibit faster economic growth and where the Bancorp has significant opportunities to capture higher market share. To that extent, based on the strategic business evaluation that was performed during the second quarter of 2018, over the next 2-3 years, as part of the 2018 Branch Optimization Plan, the Bancorp plans to close between 100-125 branches in more mature markets and open between 100-125 new branches in higher growth markets where the Bancorp already has an existing retail branch presence. With the existing local presence and familiarity with the customer demographics, and with newly developed analytical tools, the Bancorp expects to achieve higher growth rates as a result of these actions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2018, the Bancorp had identified 31 specific branches for closure under the 2018 Branch Optimization Plan with these closures expected to be completed prior to December 31, 2018. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan prior to December 31, 2019. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion. For further information about the 2018 Branch Optimization plan, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Legislative and Regulatory Developments

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act amends various sections of the DFA, most impactful are changes to section 165 of DFA raising the asset thresholds for determining the application of Enhanced Prudential Standards for BHCs deemed systemically important. The Reform Act raised the asset thresholds in two separate timeframes, immediately removing BHCs with consolidated assets below $100 billion from the application of the Enhanced Prudential Standards. BHCs with consolidated assets greater than $100 billion but less than $250 billion, including Fifth Third Bancorp, would continue to be subject to the Enhanced Prudential Standards for 18 months after the date of enactment, unless the Board of Governors of the FRB acts prior to that time period to provide regulatory relief from the Enhanced Prudential Standards or elects to continue to subject these BHCs to some form of Enhanced Prudential Standards. However, the FRB is also authorized to exempt any BHC with assets between $100 billion and $250 billion from any Enhanced Prudential Standards prior to the end of the 18-month period or after.

Regardless of this regulatory outcome, the Reform Act requires the FRB to continue to subject BHCs with consolidated assets between $100 billion to $250 billion to a periodic supervisory stress test and to continue to apply risk committee requirements outlined in the DFA. The Reform Act also provides the FRB the authority to continue to subject BHCs with consolidated assets greater than $100 billion to Enhanced Prudential Standards if the FRB determines that application is warranted and appropriate to address risks to financial stability and promote safety and soundness taking into consideration certain factors including the BHC’s capital structure, riskiness, complexity, financial activities (including financial activities of subsidiaries), size, and any other risk-related factors that the FRB deems appropriate.

On October 31, 2018, the federal banking agencies issued two NPRs related to the implementation of the Reform Act. The proposed rules would establish four risk-based categories of institutions and apply tailored capital and liquidity requirements for each respective category. These proposals are subject to modification through the federal rulemaking process in accordance with the Administrative Procedures Act, but based upon Fifth Third’s interpretation of the NPRs, the Bancorp would qualify as a Category IV BHC subject to the least restrictive of the proposed requirements.

The ultimate benefits or consequences of the Reform Act on Fifth Third Bancorp, Fifth Third Bank and their respective subsidiaries and activities will be subject to the final form of these NPRs, and additional rulemakings issued by the FRB and additional federal regulators. Fifth Third cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on its business, financial condition or results of operations.

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2018 was $418 million, or $0.61 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2017 was $999 million, or $1.35 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2018 was $1.7 billion, or $2.38 per diluted share, which was net of $52 million in preferred stock dividends. For the nine months ended September 30, 2017, the Bancorp’s net income available to common shareholders was $1.6 billion, or $2.16 per diluted share, which was net of $52 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.0 billion and $3.1 billion for the three and nine months ended September 30, 2018, respectively, an increase of $70 million and $210 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in both the yields and amounts of average loans and leases and average taxable securities for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018, June 2018 and September 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Net interest margin on an FTE basis (non-GAAP) was 3.23% and 3.20% for the three and nine months ended September 30, 2018, respectively, compared to 3.07% and 3.03% for the three and nine months ended September 30, 2017, respectively.

Noninterest income decreased $998 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to decreases in other noninterest income and mortgage banking net revenue. Other noninterest income decreased $990 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the third quarter of 2017 and a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC. These reductions were partially offset by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and an increase in private equity investment income. Mortgage banking net revenue decreased $14 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to a decrease in origination fees and gains on loan sales driven by a decrease in originations and lower margins due to the interest rate environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income decreased $433 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to decreases in other noninterest income and mortgage banking net revenue. Other noninterest income decreased $443 million during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares recognized during the third quarter of 2017, a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC and an increase in the net losses on disposition and impairment of bank premises and equipment. These reductions were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc., the gain on the sale of Worldpay, Inc. shares recognized during the second quarter of 2018 and increases in private equity investment income and in insurance income. Mortgage banking net revenue decreased $12 million during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to a decrease in origination fees and gains on loan sales driven by a decrease in originations and lower margins due to the interest rate environment, partially offset by an increase in net mortgage servicing revenue driven by a decrease in net negative valuation adjustments and an increase in gross mortgage servicing fees.

Noninterest expense increased $33 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $19 million for the three months ended September 30, 2018 compared to the same period in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. Technology and communications expense increased $9 million for the three months ended September 30, 2018 compared to the same period in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $9 million for the three months ended September 30, 2018 compared to the same period in the prior year driven primarily by increased marketing expenses as a result of an increase in advertising volume related to the brand campaign and promotional offers.

Noninterest expense increased $172 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $120 million for the nine months ended September 30, 2018 compared to the same period in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. Technology and communications expense increased $29 million for the nine months ended September 30, 2018 compared to the same period in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $25 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in marketing expense, the impairment on affordable housing investments, loan and lease expense and donations expense, partially offset by an increase in the benefit for the reserve for unfunded commitments and a decrease in professional service fees.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $86 million and $142 million for the three and nine months ended September 30, 2018, respectively, compared to $67 million and $193 million for the comparable periods in 2017. Net losses charged-off as a percent of average portfolio loans and leases increased to 0.30% during the three months ended September 30, 2018 compared to 0.29% during the same period in the prior year and increased to 0.36% for the nine months ended September 30, 2018 compared to 0.32% for the same period in the prior year. At September 30, 2018, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.48% compared to 0.53% at December 31, 2017. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of September 30, 2018, as calculated under the Basel III standardized approach, the CET1 capital ratio was 10.67%, the Tier I risk-based capital ratio was 11.78%, the Total risk-based capital ratio was 14.94% and the Tier I leverage ratio was 10.10%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017	2018	2017
Net interest income (U.S. GAAP)	$	1,043	970	3,059	2,842
Add: FTE adjustment		4	7	12	19
Net interest income on an FTE basis (1)	$	1,047	977	3,071	2,861
Net interest income on an FTE basis (annualized) (2)		4,154	3,876	4,106	3,815

Interest income (U.S. GAAP)	$	1,315	1,152	3,790	3,344
Add: FTE adjustment		4	7	12	19
Interest income on an FTE basis	$	1,319	1,159	3,802	3,363
Interest income on an FTE basis (annualized) (3)		5,233	4,598	5,083	4,496

Interest expense (annualized) (4)	$	1,079	722	977	671
Noninterest income (5)		563	1,561	2,215	2,648
Noninterest expense (6)		1,008	975	3,090	2,918
Average interest-earning assets (7)		128,799	126,443	128,176	126,183
Average interest-bearing liabilities (8)		89,772	85,328	88,875	85,181

Ratios:
Net interest margin on an FTE basis (2) / (7)		3.23%	3.07	3.20	3.03
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))		2.87	2.79	2.87	2.77
Efficiency ratio on an FTE basis (6) / ((1) + (5))		62.6	38.4	58.5	53.0

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017	2018	2017
Net income available to common shareholders (U.S. GAAP)	$	418	999	1,669	1,633
Add: Intangible amortization, net of tax		1	-	3	1
Tangible net income available to common shareholders	$	419	999	1,672	1,634
Tangible net income available to common shareholders (annualized) (1)		1,662	3,963	2,235	2,179

Average Bancorp shareholders’ equity (U.S. GAAP)	$	16,145	16,820	16,187	16,623
Less: Average preferred stock		(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill		(2,462)	(2,423)	(2,460)	(2,421)
Average intangible assets		(29)	(18)	(28)	(15)
Average tangible common equity (2)	$	12,323	13,048	12,368	12,856

Return on average tangible common equity (1) / (2)		13.5%	30.4	18.1	17.0

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
	September 30,	December 31,
As of ($ in millions)	2018	2017
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$15,830	16,365
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,462)	(2,445)
Intangible assets	(28)	(27)
AOCI	775	(73)
Tangible common equity, excluding unrealized gains / losses (1)	12,784	12,489
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$14,115	13,820

Total Assets (U.S. GAAP)	$141,685	142,193
Less: Goodwill	(2,462)	(2,445)
Intangible assets	(28)	(27)
AOCI, before tax	981	(92)
Tangible assets, excluding unrealized gains / losses (3)	$140,176	139,629

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	10.07%	9.90
Tangible common equity as a percentage of tangible assets (1) / (3)	9.12	8.94

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2018.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2018 and 2017, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale debt and other securities included in other assets.

Net interest income on an FTE basis (non-GAAP) was $1.0 billion and $3.1 billion for the three and nine months ended September 30, 2018, respectively, an increase of $70 million and $210 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in yields on average loans and leases of 53 bps and 51 bps, respectively, and yields on average taxable securities of 14 bps and 12 bps, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Net interest income was also positively impacted by increases in average loans and leases of $1.4 billion and $677 million, respectively, and average taxable securities of $1.0 billion and $1.2 billion, respectively, for the three and nine months ended September 30, 2018, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018, June 2018 and September 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year. The rates paid on average interest-bearing core deposits increased 35 bps and 29 bps, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. The rates paid on average long-term debt increased 27 bps for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.87% during both the three and nine months ended September 30, 2018 compared to 2.79% and 2.77%, respectively, in the same periods in the prior year. Yields on average interest-earning assets increased 43 bps and 41 bps for the three and nine months ended September 30, 2018, respectively, partially offset by a 35 bps and 31 bps increase in rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.23% and 3.20% for the three and nine months ended September 30, 2018, respectively, compared to 3.07% and 3.03% for the three and nine months ended September 30, 2017, respectively. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread partially offset by decreases in average free funding balances. The decreases in average free funding balances for both periods were driven by decreases in average demand deposits of $2.5 billion and $2.0 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $139 million and $373 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases were primarily due to the aforementioned increases in yields on average loans and leases, as well as increases in the volume of average other consumer loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $21 million and $66 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities and yields on average taxable securities.

Interest expense on core deposits increased $67 million and $158 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in the cost of average interest-bearing core deposits to 74 bps and 64 bps for the three and nine months ended September 30, 2018, respectively, from 39 bps and 35 bps for the three and nine months ended September 30, 2017, respectively. The increases in the cost of average interest-bearing core deposits for both periods were primarily due to increases in the rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $23 million and $71 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to the aforementioned increases in the rates paid on average long-term debt coupled with increases in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and nine months ended September 30, 2018, average wholesale funding represented 23% of average interest-bearing liabilities compared to 25% and 24% during the three and nine months ended September 30, 2017, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
							Attribution of Change in
For the three months ended	September 30, 2018			September 30, 2017			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,614	463	4.32%	$41,314	391	3.75%	$12	60	72
Commercial mortgage loans	6,664	77	4.57	6,814	66	3.85	(1)	12	11
Commercial construction loans	4,870	63	5.14	4,533	48	4.23	4	11	15
Commercial leases	3,746	27	2.85	4,079	28	2.70	(2)	1	(1)
Total commercial loans and leases	57,894	630	4.32	56,740	533	3.72	13	84	97
Residential mortgage loans	16,226	146	3.58	16,206	142	3.48	-	4	4
Home equity	6,529	83	5.03	7,207	80	4.39	(8)	11	3
Automobile loans	8,969	78	3.47	9,267	69	2.96	(3)	12	9
Credit card	2,299	71	12.17	2,140	63	11.63	5	3	8
Other consumer loans	2,060	36	6.98	1,057	18	6.89	18	-	18
Total consumer loans	36,083	414	4.56	35,877	372	4.12	12	30	42
Total loans and leases	$93,977	1,044	4.41%	$92,617	905	3.88%	$25	114	139
Securities:
Taxable	33,301	268	3.20	32,289	249	3.06	8	11	19
Exempt from income taxes(b)	69	1	4.35	65	1	5.33	-	-	-
Other short-term investments	1,452	6	1.74	1,472	4	1.16	-	2	2
Total interest-earning assets	$128,799	1,319	4.07%	$126,443	1,159	3.64%	$33	127	160
Cash and due from banks	2,193			2,227
Other assets	11,837			13,532
Allowance for loan and lease losses	(1,077)			(1,210)
Total assets	$141,752			$140,992
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$29,681	66	0.88%	$25,765	29	0.44%	$5	32	37
Savings deposits	13,231	4	0.11	13,889	2	0.06	-	2	2
Money market deposits	21,753	44	0.80	20,028	19	0.39	2	23	25
Foreign office deposits	317	-	0.33	395	-	0.21	-	-	-
Other time deposits	4,177	15	1.48	3,722	12	1.23	-	3	3
Total interest-bearing core deposits	69,159	129	0.74	63,799	62	0.39	7	60	67
Certificates $100,000 and over	2,596	12	1.85	2,625	9	1.38	-	3	3
Other deposits	578	3	1.95	560	2	1.16	-	1	1
Federal funds purchased	1,987	10	1.96	675	2	1.16	6	2	8
Other short-term borrowings	1,018	6	2.22	4,212	12	1.09	(13)	7	(6)
Long-term debt	14,434	112	3.09	13,457	95	2.82	7	10	17
Total interest-bearing liabilities	$89,772	272	1.20%	$85,328	182	0.85%	$7	83	90
Demand deposits	32,333			34,850
Other liabilities	3,482			3,973
Total liabilities	$125,587			$124,151
Total equity	$16,165			$16,841
Total liabilities and equity	$141,752			$140,992
Net interest income (FTE)(c)		$1,047			$977		$26	44	70
Net interest margin (FTE)(c)			3.23%			3.07%
Net interest rate spread (FTE)(c)			2.87			2.79
Interest-bearing liabilities to interest-earning assets			69.70			67.48
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $4 and $7 for the three months ended September 30, 2018 and 2017, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
							Attribution of Change in
For the nine months ended	September 30, 2018			September 30, 2017			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,249	1,321	4.18%	$41,619	1,123	3.61%	$17	181	198
Commercial mortgage loans	6,591	217	4.40	6,873	189	3.68	(8)	36	28
Commercial construction loans	4,762	175	4.90	4,277	128	4.01	17	30	47
Commercial leases	3,850	81	2.82	4,008	81	2.71	(3)	3	-
Total commercial loans and leases	57,452	1,794	4.17	56,777	1,521	3.58	23	250	273
Residential mortgage loans	16,176	433	3.58	16,011	423	3.53	4	6	10
Home equity	6,695	242	4.83	7,389	232	4.19	(23)	33	10
Automobile loans	9,000	221	3.29	9,486	204	2.88	(11)	28	17
Credit card	2,248	205	12.16	2,121	188	11.84	12	5	17
Other consumer loans	1,792	91	6.79	902	45	6.70	45	1	46
Total consumer loans	35,911	1,192	4.44	35,909	1,092	4.06	27	73	100
Total loans and leases	$93,363	2,986	4.28%	$92,686	2,613	3.77%	$50	323	373
Securities:
Taxable	33,272	797	3.20	32,067	738	3.08	28	31	59
Exempt from income taxes(b)	75	2	3.28	63	2	5.38	1	(1)	-
Other short-term investments	1,466	17	1.58	1,367	10	0.97	-	7	7
Total interest-earning assets	$128,176	3,802	3.97%	$126,183	3,363	3.56%	$79	360	439
Cash and due from banks	2,182			2,202
Other assets	12,394			13,343
Allowance for loan and lease losses	(1,136)			(1,233)
Total assets	$141,616			$140,495
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$28,938	165	0.76%	$26,176	73	0.38%	$9	83	92
Savings deposits	13,463	9	0.09	14,081	6	0.06	(1)	4	3
Money market deposits	21,517	110	0.68	20,301	53	0.35	3	54	57
Foreign office deposits	393	1	0.28	409	1	0.17	-	-	-
Other time deposits	4,018	41	1.36	3,764	35	1.23	2	4	6
Total interest-bearing core deposits	68,329	326	0.64	64,731	168	0.35	13	145	158
Certificates $100,000 and over	2,346	28	1.58	2,609	27	1.36	(3)	4	1
Other deposits	385	5	1.76	330	2	1.03	1	2	3
Federal funds purchased	1,258	17	1.80	542	4	0.94	8	5	13
Other short-term borrowings	1,959	25	1.70	3,441	24	0.92	(13)	14	1
Long-term debt	14,598	330	3.02	13,528	277	2.75	24	29	53
Total interest-bearing liabilities	$88,875	731	1.10%	$85,181	502	0.79%	$30	199	229
Demand deposits	32,992			34,949
Other liabilities	3,541			3,717
Total liabilities	$125,408			$123,847
Total equity	$16,208			$16,648
Total liabilities and equity	$141,616			$140,495
Net interest income (FTE)(c)		$3,071			$2,861		$49	161	210
Net interest margin (FTE)(c)			3.20%			3.03%
Net interest rate spread (FTE)(c)			2.87			2.77
Interest-bearing liabilities to interest-earning assets			69.34			67.51
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $12 and $19 for the nine months ended September 30, 2018 and 2017, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

The provision for loan and lease losses was $86 million and $142 million for the three and nine months ended September 30, 2018, respectively, compared to $67 million and $193 million during the same periods in the prior year. The increase in provision expense for the three months ended September 30, 2018 was primarily due to an increase in outstanding commercial loan balances and an increase in consumer reserve rates for certain products. The decrease in provision expense for the nine months ended September 30, 2018 was primarily due to a decrease in the level of commercial criticized assets combined with overall improved credit quality.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The ALLL decreased $105 million from December 31, 2017 to $1.1 billion at September 30, 2018. At September 30, 2018, the ALLL as a percent of portfolio loans and leases decreased to 1.17% compared to 1.30% at December 31, 2017.

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

Noninterest Income

Noninterest income decreased $998 million and $433 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2018	2017	% Change	2018	2017	% Change
Service charges on deposits	$139	138	1	$414	415	-
Wealth and asset management revenue	114	102	12	335	313	7
Corporate banking revenue	100	101	(1)	308	276	12
Card and processing revenue	82	79	4	245	232	6
Mortgage banking net revenue	49	63	(22)	158	170	(7)
Other noninterest income	86	1,076	(92)	794	1,237	(36)
Securities (losses) gains, net	(6)	-	NM	(21)	1	NM
Securities (losses) gains, net - non-qualifying hedges on MSRs	(1)	2	NM	(18)	4	NM
Total noninterest income	$563	1,561	(64)	$2,215	2,648	(16)

Wealth and asset management revenue

Wealth and asset management revenue increased $12 million and $22 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year was primarily due to increases of $6 million and $13 million, respectively, in private client service fees and increases of $4 million and $7 million, respectively, in brokerage fees. These increases were driven by an increase in assets under management as a result of strong market performance and increased asset production. The Bancorp’s trust and registered investment advisory businesses had approximately $376 billion and $348 billion in total assets under care at September 30, 2018 and 2017, respectively, and managed $38 billion and $36 billion in assets for individuals, corporations and not-for-profit organizations at September 30, 2018 and 2017, respectively.

Corporate banking revenue

Corporate banking revenue decreased $1 million for the three months ended September 30, 2018 and increased $32 million for the nine months ended September 30, 2018 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2018 compared to the same period in the prior year was primarily driven by decreases in institutional sales and letter of credit fees of $4 million and $1 million, respectively. These decreases were partially offset by an increase in foreign exchange fees of $4 million. The increase for the nine months ended September 30, 2018 compared to the same period in the prior year was primarily driven by increases in lease remarketing fees, foreign exchange fees and contract revenue from commercial customer derivatives of $26 million, $9 million and $8 million, respectively. The increase in lease remarketing fees for the nine months ended September 30, 2018 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017. These benefits were partially offset by decreases of $6 million in both business lending fees and letter of credit fees.

Card and processing revenue

Card and processing revenue increased $3 million and $13 million for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. The increases for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily driven by increases in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue decreased $14 million and $12 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Origination fees and gains on loan sales	$25	40	77	106
Net mortgage servicing revenue:
Gross mortgage servicing fees	56	56	162	152
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(32)	(33)	(81)	(88)
Net mortgage servicing revenue	24	23	81	64
Total mortgage banking net revenue	$49	63	158	170

Origination fees and gains on loan sales decreased $15 million and $29 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $1.9 billion and $5.5 billion during the three and nine months ended September 30, 2018, respectively, compared to $2.1 billion and $6.3 billion during the same periods in the prior year.

Net mortgage servicing revenue increased $1 million and $17 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2018 compared to the same periods in the prior year included decreases in net negative valuation adjustments of $1 million and $7 million, respectively. The increase for the nine months ended September 30, 2018 also included an increase in gross mortgage servicing fees of $10 million. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 10: Components of Net Valuation Adjustments on MSRs
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(24)	1	(89)	16
Changes in fair value:
Due to changes in inputs or assumptions	25	(2)	103	(15)
Other changes in fair value	(33)	(32)	(95)	(89)
Net valuation adjustments on MSR and free-standing derivatives purchased to economically hedge MSRs	$(32)	(33)	(81)	(88)

Mortgage rates increased during both the three and nine months ended September 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $25 million and $103 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $33 million and $95 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2018.

Mortgage rates decreased during both the three and nine months ended September 30, 2017 which caused modeled prepayments speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $2 million and $15 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $32 million and $89 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2017.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $1 million and $18 million during the three and nine months ended September 30, 2018, respectively, and net gains of $2 million and $4 million during the three and nine months ended September 30, 2017, respectively, recorded in securities (losses) gains, net - non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at September 30, 2018 and 2017 were $80.1 billion and $77.1 billion, respectively, with $64.0 billion and $60.8 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	$-	-	414	-
Gain on sale of Worldpay, Inc. shares	-	1,037	205	1,037
Operating lease income	20	23	65	73
Private equity investment income	26	2	61	29
BOLI income	15	13	41	38
Cardholder fees	14	14	41	41
Consumer loan and lease fees	6	6	17	17
Insurance income	5	2	16	5
Banking center income	5	5	16	15
Net gains (losses) on loan sales	3	-	2	(2)
Equity method income from interest in Worldpay Holding, LLC	2	13	1	37
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(17)	(47)	(66)	(69)
Net (losses) gains on disposition and impairment of bank premises and equipment	4	(1)	(37)	(3)
Other, net	3	9	18	19
Total other noninterest income	$86	1,076	794	1,237

Other noninterest income decreased $990 million during the three months ended September 30, 2018 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares recognized during the third quarter of 2017 and a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC. These reductions were partially offset by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and an increase in private equity investment income.

The Bancorp recognized a $1.0 billion gain on the sale of Worldpay, Inc. shares during the three months ended September 30, 2017. Equity method income from the Bancorp’s interest in Worldpay Holding, LLC decreased $11 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to a decrease in the Bancorp’s ownership percentage in Worldpay Holding, LLC from approximately 8.6% as of September 30, 2017 to approximately 3.3% as of September 30, 2018 and the impact of a reduction in Worldpay Holding, LLC net income for the three months ended September 30, 2018 compared to the same period in the prior year. During the three months ended September 30, 2018, the Bancorp recognized negative valuation adjustments of $17 million related to the Visa total return swap compared to negative valuation adjustments of $47 million during the three months ended September 30, 2017. The decrease from the prior period was attributable to litigation developments during the third quarter of 2017. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 16, Note 17 and Note 22 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income increased $24 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to valuation adjustments on certain private equity investments.

Other noninterest income decreased $443 million during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares recognized during the third quarter of 2017, a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC and an increase in the net losses on disposition and impairment of bank premises and equipment. These reductions were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc., the gain on sale of Worldpay, Inc. shares recognized during the second quarter of 2018 and increases in private equity investment income and in insurance income.

The Bancorp recognized a $205 million gain on the sale of Worldpay, Inc. shares during the nine months ended September 30, 2018 compared to a $1.0 billion gain on the sale of Worldpay, Inc. shares during the nine months ended September 30, 2017. The Bancorp also recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the nine months ended September 30, 2018. For more information, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements. Equity method income from the Bancorp’s interest in Worldpay Holding, LLC decreased $36 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the decrease in the Bancorp’s ownership percentage in Worldpay Holding, LLC and the impact of Worldpay, Inc.’s acquisition and integration costs on its earnings. Net losses on disposition and impairment of bank premises and equipment for the nine months ended September 30, 2018 included the impact of branch impairment charges of $33 million. For more information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. Private equity investment income increased $32 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to valuation adjustments on certain private equity investments. Insurance income increased $11 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of acquisitions in 2017.

Noninterest Expense

Noninterest expense increased $33 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense. Noninterest expense increased $172 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
	For the three months ended				For the nine months ended
	September 30,				September 30,
($ in millions)	2018	2017	% Change		2018	2017	% Change
Salaries, wages and incentives	$421	407	3	$	1,339	1,215	10
Employee benefits	82	77	6		270	274	(1)
Net occupancy expense	70	74	(5)		219	221	(1)
Technology and communications	71	62	15		206	177	16
Equipment expense	31	30	3		92	88	5
Card and processing expense	31	32	(3)		91	95	(4)
Other noninterest expense	302	293	3		873	848	3
Total noninterest expense	$1,008	975	3	$	3,090	2,918	6
Efficiency ratio on an FTE basis(a)	62.6%	38.4			58.5%	53.0
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $19 million and $120 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by an increase in base compensation, variable compensation, long-term incentive compensation and severance costs. The increase in base compensation was primarily due to personnel additions in information technology as well as an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA. Full-time equivalent employees totaled 17,512 at September 30, 2018 compared to 17,797 at September 30, 2017.

Technology and communications expense increased $9 million and $29 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven primarily by increased investment in regulatory, compliance and growth initiatives.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017	2018	2017
Impairment on affordable housing investments	$	39	41	134	119
Marketing		43	37	105	86
FDIC insurance and other taxes		33	33	99	98
Loan and lease		29	26	84	72
Operating lease		19	20	59	67
Losses and adjustments		18	20	51	46
Professional service fees		15	17	45	61
Data processing		14	14	42	43
Travel		13	12	39	35
Postal and courier		8	10	26	33
Recruitment and education		8	9	24	26
Donations		3	4	19	10
Supplies		3	3	10	10
Insurance		4	3	10	9
Benefit from the reserve for unfunded commitments		(2)	(5)	(32)	(4)
Other, net		55	49	158	137
Total other noninterest expense	$	302	293	873	848

Other noninterest expense increased $9 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to an increase in marketing expense. Marketing expense increased $6 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to an increase in advertising volume related to the brand campaign and promotional offers during the three months ended September 30, 2018. Other noninterest expense for the three months ended September 30, 2018 included a $2 million decrease in impairment on affordable housing investments as compared to the prior year period primarily due to a decrease in the number of investments, partially offset by the impact of the change in the federal statutory corporate tax rate pursuant to the TCJA.

Other noninterest expense increased $25 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in marketing expense, the impairment on affordable housing investments, loan and lease expense and donations expense, partially offset by an increase in the benefit for the reserve for unfunded commitments and a decrease in professional service fees. Marketing expense increased $19 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to promotional offers during the nine months ended September 30, 2018. Impairment on affordable housing investments increased $15 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily driven by the change in the federal statutory corporate tax rate pursuant to the TCJA. Loan and lease expense increased $12 million for the nine months ended September 30, 2018 compared to the same period in the prior year driven by an increase in loan servicing expenses on point-of-sale loans as a result of growth in point-of-sale originations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Donations expense increased $9 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to a contribution to the Fifth Third Foundation. The benefit from the reserve for unfunded commitments was $32 million for the nine months ended September 30, 2018 compared to a benefit from the reserve for unfunded commitments of $4 million for the same period in the prior year as a result of overall improved credit quality. Professional service fees decreased $16 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to decreases in legal fees and consulting fees.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Income before income taxes	$512	1,489	2,042	2,379
Applicable income tax expense	79	475	321	694
Effective tax rate	15.6%	31.9	15.7	29.2

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

The decreases in the effective tax rates for the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at September 30, 2018, the Bancorp estimates that it may be necessary to recognize $12 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2019. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

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

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2018		December 31, 2017
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,725	46	$41,170	45
Commercial mortgage loans	6,701	7	6,610	7
Commercial construction loans	4,892	5	4,553	5
Commercial leases	3,697	4	4,068	4
Total commercial loans and leases	58,015	62	56,401	61
Consumer loans:
Residential mortgage loans	16,148	17	16,077	17
Home equity	6,485	7	7,014	8
Automobile loans	9,002	10	9,112	10
Credit card	2,325	2	2,299	2
Other consumer loans	2,131	2	1,559	2
Total consumer loans	36,091	38	36,061	39
Total loans and leases	$94,106	100	$92,462	100
Total portfolio loans and leases (excluding loans and leases held for sale)	$93,443		$91,970

Loans and leases, including loans and leases held for sale, increased $1.6 billion from December 31, 2017. The increase from December 31, 2017 was the result of a $1.6 billion increase in commercial loans and leases as well as a $30 million increase in consumer loans.

Commercial loans and leases increased from December 31, 2017 due to increases in commercial and industrial loans, commercial construction loans and commercial mortgage loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $1.6 billion, or 4%, from December 31, 2017 primarily as a result of an increase in new loan originations as well as a decrease in payoffs during the nine months ended September 30, 2018. Commercial construction loans increased $339 million, or 7%, from December 31, 2017 primarily due to increases in draw levels on existing commitments as a result of seasonal trends. Commercial mortgage loans increased $91 million, or 1%, from December 31, 2017 primarily due to an increase in new loan originations and continued success in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial leases decreased $371 million, or 9%, from December 31, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Consumer loans increased from December 31, 2017 due to increases in other consumer loans, credit card and residential mortgage loans, partially offset by decreases in home equity and automobile loans. Other consumer loans increased $572 million, or 37%, from December 31, 2017 primarily due to growth in point-of-sale loan originations. Residential mortgage loans increased $71 million from December 31, 2017 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the nine months ended September 30, 2018. Credit card increased $26 million, or 1%, from December 31, 2017 primarily due to an increase in balance active customers. Home equity decreased $529 million, or 8%, from December 31, 2017 as payoffs exceeded new loan production. Automobile loans decreased $110 million, or 1%, from December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

TABLE 16: Components of Average Loans and Leases (including loans and leases held for sale)
	September 30, 2018		September 30, 2017
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,614	46	$41,314	45
Commercial mortgage loans	6,664	7	6,814	7
Commercial construction loans	4,870	5	4,533	5
Commercial leases	3,746	4	4,079	4
Total commercial loans and leases	57,894	62	56,740	61
Consumer loans:
Residential mortgage loans	16,226	17	16,206	18
Home equity	6,529	7	7,207	8
Automobile loans	8,969	10	9,267	10
Credit card	2,299	2	2,140	2
Other consumer loans	2,060	2	1,057	1
Total consumer loans	36,083	38	35,877	39
Total average loans and leases	$93,977	100	$92,617	100
Total average portfolio loans and leases (excluding loans and leases held for sale)	$93,192		$91,906

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including loans and leases held for sale, increased $1.4 billion from September 30, 2017. The increase from September 30, 2017 was the result of a $1.2 billion, or 2%, increase in average commercial loans and leases as well as a $206 million, or 1%, increase in average consumer loans.

Average commercial loans and leases increased from September 30, 2017 due to increases in average commercial and industrial and average commercial construction loans, partially offset by decreases in average commercial mortgage loans and average commercial leases. Average commercial and industrial loans increased $1.3 billion, or 3%, from September 30, 2017 primarily as a result of an increase in new loan originations as well as a decrease in payoffs. Average commercial construction loans increased $337 million, or 7%, from September 30, 2017 primarily due to increases in draw levels on existing commitments. Average commercial leases decreased $333 million, or 8%, from September 30, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial mortgage loans decreased $150 million, or 2%, from September 30, 2017 primarily due to an increase in paydowns and lower new loan origination activity in the fourth quarter of 2017 and the first quarter of 2018 driven by increased competition.

Average consumer loans increased from September 30, 2017 due to increases in average other consumer loans, credit card and residential mortgage loans, partially offset by decreases in average home equity and automobile loans. Average other consumer loans increased $1.0 billion, or 95%, from September 30, 2017 primarily due to growth in point-of-sale loan originations. Average credit card increased $159 million, or 7%, from September 30, 2017 primarily due to both an increase in balance active customers and an increase in card usage resulting in an increase in the average balance per active customer. Average residential mortgage loans increased $20 million from September 30, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average home equity decreased $678 million, or 9%, from September 30, 2017 as payoffs exceeded new loan production. Average automobile loans decreased $298 million, or 3%, from September 30, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing both collateral for pledging purposes and liquidity for satisfying regulatory requirements. Total investment securities were $32.6 billion and $32.7 billion at September 30, 2018 and December 31, 2017, respectively. The taxable investment securities portfolio had an effective duration of 5.2 years at September 30, 2018 compared to 4.7 years at December 31, 2017.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2018, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale and other debt securities. The Bancorp held an immaterial amount in below investment grade available-for-sale and other debt securities at both September 30, 2018 and December 31, 2017. For both the three and nine months ended September 30, 2018 the Bancorp did not recognize OTTI on any of its available-for-sale debt and other securities. For the three and nine months ended September 30, 2017 the Bancorp recognized $4 million and $28 million, respectively, of OTTI on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities
	September 30,	December 31,
As of ($ in millions)	2018	2017
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$98	98
Obligations of states and political subdivisions securities	2	43
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,447	15,281
Agency commercial mortgage-backed securities	10,405	10,113
Non-agency commercial mortgage-backed securities	3,169	3,247
Asset-backed securities and other debt securities	2,035	2,183
Other securities(b)	551	612
Total available-for-sale debt and other securities	$32,707	31,577
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$16	22
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$18	24
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$20	12
Obligations of states and political subdivisions securities	69	22
Agency residential mortgage-backed securities	63	395
Asset-backed securities and other debt securities	117	63
Total trading debt securities	$269	492
Total equity securities	$500	439
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017 recorded at fair value with fair value changes recorded in securities (losses) gains, net in the Condensed Consolidated Statements of Income.

(b)

Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $365 and $2, respectively, at September 30, 2018 and $248, $362, and $2, respectively, at December 31, 2017, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $1.1 billion from December 31, 2017 primarily due to increases in agency residential mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by a decrease in asset-backed securities and other debt securities.

On an amortized cost basis, available-for-sale debt and other securities were 25% of total interest-earning assets at both September 30, 2018 and December 31, 2017. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.8 years at September 30, 2018 compared to 6.5 years at December 31, 2017. In addition, at September 30, 2018, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.21%, compared to 3.18% at December 31, 2017.

Trading debt securities decreased $223 million from December 31, 2017 primarily due to a decrease in agency residential mortgage-backed securities.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $899 million at September 30, 2018 compared to net unrealized gains of $174 million at December 31, 2017. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads expand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
			Weighted-Average	Weighted-Average
As of September 30, 2018 ($ in millions)	Amortized Cost	Fair Value	Life (in years)	Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$-	-	0.2	3.04%
Average life 1 – 5 years	98	95	4.3	2.12
Total	$98	95	4.3	2.12%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.3	5.90
Average life 1 – 5 years	-	-	2.4	5.90
Average life 5 – 10 years	2	2	6.0	-
Total	$2	2	5.6	0.54%
Agency residential mortgage-backed securities:
Average life of 1 year or less	-	-	0.4	10.07
Average life 1 – 5 years	5,932	5,821	4.4	3.41
Average life 5 – 10 years	9,367	9,066	7.4	3.17
Average life greater than 10 years	1,148	1,086	11.0	3.09
Total	$16,447	15,973	6.6	3.25%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	2,219	2,142	3.5	2.92
Average life 5 – 10 years	6,024	5,855	7.5	3.10
Average life greater than 10 years	2,162	2,049	11.7	3.09
Total	$10,405	10,046	7.5	3.06%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	-	-	0.3	4.53
Average life 1 – 5 years	699	692	4.6	3.23
Average life 5 – 10 years	2,470	2,405	6.6	3.23
Total	$3,169	3,097	6.2	3.23%
Asset-backed securities and other debt securities:
Average life of 1 year or less	36	35	0.4	2.59
Average life 1 – 5 years	1,104	1,105	3.7	3.87
Average life 5 – 10 years	698	705	6.7	3.62
Average life greater than 10 years	197	199	10.4	3.66
Total	$2,035	2,044	5.3	3.74%
Other securities	551	551
Total available-for-sale debt and other securities	$32,707	31,808	6.8	3.21%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.48%, 0.00% and 0.03% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 72% and 71% of the Bancorp’s average asset funding base at September 30, 2018 and December 31, 2017, respectively.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	September 30, 2018		December 31, 2017
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$31,803	31	$35,276	34
Interest checking	30,288	29	27,703	27
Savings	13,027	12	13,425	13
Money market	21,977	21	20,097	19
Foreign office	298	-	484	1
Total transaction deposits	97,393	93	96,985	94
Other time	4,249	4	3,775	4
Total core deposits	101,642	97	100,760	98
Certificates $100,000 and over(a)	2,700	3	2,402	2
Total deposits	$104,342	100	$103,162	100
(a)	Includes $1.5 billion and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at September 30, 2018 and December 31, 2017, respectively.

Core deposits increased $882 million, or 1%, from December 31, 2017 driven by an increase of $474 million in other time deposits and an increase of $408 million in transaction deposits. Other time deposits increased from December 31, 2017 primarily due to promotional rate offers facilitated by the rising-rate environment. Transaction deposits increased from December 31, 2017 primarily due to increases in interest checking deposits and money market deposits, partially offset by a decrease in demand deposits. Interest checking deposits increased $2.6 billion, or 9%, from December 31, 2017 driven primarily by balance migration from demand deposit accounts and higher balances per commercial customer account. Money market deposits increased $1.9 billion, or 9%, from December 31, 2017 primarily as a result of promotional rate offers facilitated by the rising-rate environment, growth in the Fifth Third Preferred Banking program and direct mail marketing which drove consumer customer acquisition. Demand deposits decreased $3.5 billion, or 10%, from December 31, 2017 primarily as a result of the aforementioned commercial customer balance migration into interest checking deposits and lower balances per commercial customer account due to commercial customer seasonality.

Certificates $100,000 and over increased $298 million from December 31, 2017 primarily due to an increase in retail brokered certificates of deposit since December 31, 2017.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	September 30, 2018		September 30, 2017
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$32,333	31	$34,850	33
Interest checking	29,681	28	25,765	25
Savings	13,231	13	13,889	14
Money market	21,753	21	20,028	20
Foreign office	317	-	395	-
Total transaction deposits	97,315	93	94,927	92
Other time	4,177	4	3,722	4
Total core deposits	101,492	97	98,649	96
Certificates $100,000 and over(a)	2,596	2	2,625	3
Other deposits	578	1	560	1
Total average deposits	$104,666	100	$101,834	100
(a)	Includes $1.4 billion and $1.5 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended September 30, 2018 and 2017, respectively.

On an average basis, core deposits increased $2.8 billion, or 3%, from September 30, 2017 primarily due to an increase of $2.4 billion in average transaction deposits and an increase of $455 million in average other time deposits. Average other time deposits increased from September 30, 2017 primarily as a result of promotional offers facilitated by the rising-rate environment. The increase in average transaction deposits was driven by increases in average interest checking deposits and average money market deposits, partially offset by a decrease in average demand deposits. Average interest checking deposits increased $3.9 billion, or 15%, from September 30, 2017, primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $1.7 billion, or 9%, from September 30, 2017 primarily as a result of promotional rate offers facilitated by the rising-rate environment, growth in the Fifth Third Preferred Banking program and direct mail marketing which drove consumer customer acquisition. Average demand deposits decreased $2.5 billion, or 7%, from September 30, 2017 primarily due to commercial customer balance migration into interest checking deposits and a decrease in average balances per commercial customer account.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of September 30, 2018 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$708
3-6 months	547
6-12 months	588
After 12 months	857
Total certificates $100,000 and over	$2,700

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2018 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$3,728
13-24 months	2,304
25-36 months	759
37-48 months	126
49-60 months	24
After 60 months	8
Total other time deposits and certificates $100,000 and over	$6,949

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. As of September 30, 2018, average total borrowings as a percent of average interest-bearing liabilities were 19% compared to 21% at December 31, 2017.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	September 30, 2018	December 31, 2017
Federal funds purchased	$2,316	174
Other short-term borrowings	1,114	4,012
Long-term debt	14,460	14,904
Total borrowings	$17,890	19,090

Total borrowings decreased $1.2 billion, or 6%, from December 31, 2017 due to decreases in other short-term borrowings and long-term debt partially offset by an increase in federal funds purchased. Other short-term borrowings decreased $2.9 billion from December 31, 2017 driven by a decrease in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $444 million from December 31, 2017 primarily driven by the maturity of $1.9 billion of unsecured senior bank notes and $500 million of unsecured subordinated debt, $379 million of paydowns on long-term debt associated with automobile loan securitizations and $117 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the nine months ended September 30, 2018. These decreases were partially offset by the issuance of $1.9 billion of unsecured fixed-rate senior notes and $550 million of unsecured floating-rate senior notes since December 31, 2017. For additional information regarding long-term debt issuances, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Federal funds purchased increased $2.1 billion from December 31, 2017 due to a reallocation of other short-term borrowings.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	September 30, 2018	September 30, 2017
Federal funds purchased	$1,987	675
Other short-term borrowings	1,018	4,212
Long-term debt	14,434	13,457
Total average borrowings	$17,439	18,344

Total average borrowings decreased $905 million, or 5%, compared to September 30, 2017, due to decreases in average other short-term borrowings partially offset by increases in average federal funds purchased and average long-term debt. Average other short-term borrowings decreased $3.2 billion compared to September 30, 2017, primarily driven by the decrease in FHLB advances. Average long-term debt increased $977 million compared to September 30, 2017. The increase was primarily driven by the issuance of $2.7 billion of unsecured fixed-rate senior bank notes and $850 million of unsecured floating-rate senior bank notes since September 30, 2017 partially offset by the maturity of $1.9 billion in unsecured senior bank notes since September 30, 2017 and $500 million of unsecured subordinated debt during the second quarter of 2018. Average federal funds purchased increased $1.3 billion due to a reallocation of other short-term borrowings. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The results of operations and financial position for the three and nine months ended September 30, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Commercial Banking	$298	244	843	698
Branch Banking	207	124	490	338
Consumer Lending	-	12	(13)	11
Wealth and Asset Management	25	19	70	52
General Corporate and Other	(97)	615	331	586
Net income	$433	1,014	1,721	1,685

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017	2018	2017
Income Statement Data
Net interest income (FTE)(a)	$	431	429	1,285	1,280
(Benefit from) provision for loan and lease losses		(11)	(3)	(41)	25
Noninterest income:
Corporate banking revenue		100	100	304	272
Service charges on deposits		68	71	207	217
Other noninterest income		67	45	170	156
Noninterest expense:
Personnel costs		79	71	250	225
Other noninterest expense		266	270	839	806
Income before income taxes (FTE)		332	307	918	869
Applicable income tax expense(a)(b)		34	63	75	171
Net income	$	298	244	843	698
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$	54,685	53,722	54,305	53,708
Demand deposits		16,198	19,292	16,967	19,466
Interest checking deposits		12,511	8,680	11,303	8,912
Savings and money market deposits		3,691	4,972	4,263	5,615
Other time deposits and certificates $100,000 and over		268	903	401	931
Foreign office deposits		316	391	392	391
(a)	Includes FTE adjustments of $4 and $7 for the three months ended September 30, 2018 and 2017, respectively, and $12 and $19 for the nine months ended September 30, 2018 and 2017, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $298 million for the three months ended September 30, 2018 compared to net income of $244 million for the three months ended September 30, 2017. Net income was $843 million for the nine months ended September 30, 2018 compared to net income of $698 million for the nine months ended September 30, 2017. The increase for both periods was driven by decreases in the provision for loan and lease losses and increases in noninterest income and net interest income on an FTE basis partially offset by increases in noninterest expense.

Net interest income on an FTE basis increased $2 million and $5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily driven by increases in yields on average commercial loans and leases and increases in FTP credits on interest checking deposits. These increases were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on core deposits.

Provision for loan and lease losses decreased $8 million and $66 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2018 compared to the same period in the prior year was primarily driven by a decrease in net charge-offs. The decrease for the nine months ended September 30, 2018 compared to the same period in the prior year was primarily driven by a decrease in criticized asset levels partially offset by an increase in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases decreased to 12 bps and increased to 20 bps for the three and nine months ended September 30, 2018, respectively, compared to 19 bps for both periods in the prior year.

Noninterest income increased $19 million and $36 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for both the three and nine months ended September 30, 2018 was driven by an increase in other noninterest income partially offset by a decrease in service charges on deposits. Additionally, the increase for the nine months ended September 30, 2018 included the impact of an increase in corporate banking revenue. Other noninterest income increased $22 million and $14 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to an increase in private equity investment income. Service charges on deposits decreased $3 million and $10 million for three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Corporate banking revenue increased $32 million for the nine months ended September 30, 2018 compared to the same period in the prior year driven by increases in lease remarketing fees, foreign exchange fees, institutional sales revenue and contract revenue from commercial customer derivatives partially offset by decreases in business lending fees and letter of credit fees. The increase in lease remarketing fees for the nine months ended September 30, 2018 included the impact of a $31 million impairment charge related to certain operating lease assets that was recognized during the first quarter of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $4 million and $58 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2018 was due to an increase in personnel costs partially offset by a decrease in other noninterest expense. Personnel costs increased $8 million for the three months ended September 30, 2018 compared to the same period in the prior year due to increased base compensation. Other noninterest expense decreased $4 million for the three months ended September 30, 2018 compared to the same period in the prior year primarily due to decreases in consulting expense, impairment on affordable housing investments and OREO expense partially offset by increases in corporate overhead allocations. The increase for the nine months ended September 30, 2018 was a result of increases in both other noninterest expense and personnel costs. Other noninterest expense increased $33 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increases in corporate overhead allocations and impairment on affordable housing investments partially offset by a decrease in consulting expense. Personnel costs increased $25 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increased base compensation and incentive compensation.

Average commercial loans and leases increased $963 million and $597 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by decreases in average commercial leases and average commercial mortgage loans. Average commercial and industrial loans increased $1.1 billion and $522 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year as a result of an increase in new loan originations as well as a decrease in payoffs. Average commercial construction loans increased $310 million and $474 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in draw levels on existing commitments. Average commercial leases decreased $335 million and $159 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial mortgage loans decreased $146 million and $240 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year due to an increase in paydowns and lower new loan origination activity driven by increased competition.

Average core deposits decreased $620 million and $1.5 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The decreases for the three and nine months ended September 30, 2018 were driven by decreases in average demand deposits of $3.1 billion and $2.5 billion, respectively, and average savings and money market deposits of $1.3 billion and $1.4 billion, respectively, compared to the same periods in the prior year primarily due to lower average balances per account. These decreases were partially offset by increases in average interest checking deposits of $3.8 billion and $2.4 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to balance migration from demand deposit accounts and increases in average balances per account.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,152 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Net interest income	$525	453	1,490	1,320
Provision for loan and lease losses	34	35	124	115
Noninterest income:
Service charges on deposits	71	67	205	196
Card and processing revenue	67	64	199	185
Wealth and asset management revenue	38	35	113	106
Other noninterest income	28	25	41	76
Noninterest expense:
Personnel costs	131	126	404	387
Net occupancy and equipment expense	56	56	168	172
Card and processing expense	30	31	89	93
Other noninterest expense	216	206	642	595
Income before income taxes	262	190	621	521
Applicable income tax expense	55	66	131	183
Net income	$207	124	490	338
Average Balance Sheet Data
Consumer loans	$13,069	12,905	12,992	13,013
Commercial loans	1,972	1,915	1,919	1,928
Demand deposits	14,403	13,875	14,310	13,839
Interest checking deposits	10,065	10,228	10,232	10,231
Savings and money market deposits	29,786	27,671	29,260	27,539
Other time deposits and certificates $100,000 and over	5,443	4,903	5,238	4,962

Net income was $207 million for the three months ended September 30, 2018 compared to net income of $124 million for the three months ended September 30, 2017. Net income was $490 million for the nine months ended September 30, 2018 compared to $338 million for the nine months ended September 30, 2017. The increase for both periods was driven by increases in net interest income partially offset by increases in noninterest expense.

Net interest income increased $72 million and $170 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was primarily due to increases in FTP credit rates on core deposits as well as increases in interest income on other consumer loans driven by higher average balances. These benefits were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on savings and money market deposits. Additionally, for the nine months ended September 30, 2018, the increase in net interest income was partially offset by the impact of a $12 million benefit in the first quarter of 2017 related to a revised estimate of refunds to be offered to certain bankcard customers.

Provision for loan and lease losses decreased $1 million and increased $9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2018 was primarily due to increases in net charge-offs on other consumer loans and credit card. Net charge-offs as a percent of average portfolio loans and leases increased to 99 bps and 111 bps for the three and nine months ended September 30, 2018, respectively, compared to 96 bps and 103 bps for the three and nine months ended September 30, 2017, respectively.

Noninterest income increased $13 million and decreased $5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2018 compared to the same period in the prior year was primarily due to increases in service charges on deposits, card and processing revenue, wealth and asset management revenue and other noninterest income of $4 million, $3 million, $3 million and $3 million, respectively. The decrease for the nine months ended September 30, 2018 compared to the same period in the prior year was primarily due to a decrease in other noninterest income partially offset by increases in card and processing revenue, service charges on deposits and wealth and asset management revenue. Other noninterest income decreased $35 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the impact of impairment on bank premises and equipment. Card and processing revenue increased $14 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily driven by increases in the number of actively used cards and customer spend volume. Service charges on deposits increased $9 million for the nine months ended September 30, 2018 compared to the same period in the prior year. Wealth and asset management revenue increased $7 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily driven by an increase in brokerage fees and private client service fees.

Noninterest expense increased $14 million and $56 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $10 million and $47 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations and loan and lease expense. Personnel costs increased $5 million and $17 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to higher base compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans increased $164 million and decreased $21 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The change for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year was impacted by increases in average other consumer loans of $1.1 billion and $993 million, respectively, primarily due to growth in point-of-sale loan originations and decreases in both average home equity loans of $536 million and $542 million, respectively, and average residential mortgage loans of $305 million and $314 million, respectively, as payoffs exceeded new loan production.

Average core deposits increased $2.9 billion and $2.4 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average savings and money market deposits of $2.1 billion and $1.7 billion and growth in average demand deposits of $528 million and $471 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average balances per customer account and the acquisition of new customers.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Net interest income	$60	59	178	179
Provision for loan and lease losses	10	8	30	30
Noninterest income:
Mortgage banking net revenue	48	61	153	164
Other noninterest income	2	7	(7)	18
Noninterest expense:
Personnel costs	46	46	148	142
Other noninterest expense	54	55	162	171
(Loss) income before income taxes	-	18	(16)	18
Applicable income tax (benefit) expense	-	6	(3)	7
Net (loss) income	$-	12	(13)	11
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,896	11,672	11,805	11,422
Home equity	237	285	249	299
Automobile loans	8,668	8,826	8,669	8,995

Consumer Lending reported an immaterial amount of net income for the three months ended September 30, 2018 compared to net income of $12 million for the three months ended September 30, 2017. Consumer Lending incurred a net loss of $13 million for the nine months ended September 30, 2018 compared to net income of $11 million for the nine months ended September 30, 2017. The decrease for both periods was driven by decreases in noninterest income partially offset by decreases in the noninterest expense.

Provision for loan and lease losses increased $2 million and was flat for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases were 20 bps for both the three and nine months ended September 30, 2018 compared to 15 bps and 20 bps for the same periods in the prior year, respectively.

Noninterest income decreased $18 million and $36 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year due to decreases in both mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $13 million and $11 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to decreases in origination fees and gains on loan sales partially offset by increases in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of the MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income decreased $5 million and $25 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in losses on securities related to non-qualifying hedges on MSRs resulting from increased interest rates.

Noninterest expense decreased $1 million and $3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in prior year. Other noninterest expense decreased $9 million for the nine months ended September 30, 2018 compared to the same period in prior year primarily due to decreases in operational losses and loan and lease expense. Personnel costs increased $6 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to an increase in base compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans increased $18 million and $7 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Average residential mortgage loans increased $224 million and $383 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $158 million and $326 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Income Statement Data
Net interest income	$46	38	134	114
Provision for (benefit from) loan and lease losses	3	(1)	8	2
Noninterest income:
Wealth and asset management revenue	110	99	324	304
Other noninterest income	5	2	20	8
Noninterest expense:
Personnel costs	50	42	154	136
Other noninterest expense	76	69	227	209
Income before income taxes	32	29	89	79
Applicable income tax expense	7	10	19	27
Net income	$25	19	70	52
Average Balance Sheet Data
Loans and leases, including held for sale	$3,449	3,265	3,410	3,257
Core deposits	9,029	8,543	9,266	8,721

Net income was $25 million for the three months ended September 30, 2018 compared to net income of $19 million for the three months ended September 30, 2017. Net income was $70 million for the nine months ended September 30, 2018 compared to $52 million for the nine months ended September 30, 2017. The increases for both periods were driven primarily by increases in noninterest income and net interest income partially offset by increases in noninterest expense and provision for loan and lease losses.

Net interest income increased $8 million and $20 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in FTP credit rates on interest checking deposits and savings and money market deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses increased $4 million and $6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by an increase in net charge-offs partially offset by the impact of the benefit of lower criticized assets.

Noninterest income increased $14 million and $32 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $11 million and $20 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in private client service fees and brokerage fees driven by an increase in assets under management as a result of strong market performance and increased asset production. Other noninterest income increased $3 million and $12 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year due to increases in insurance income as a result of acquisitions in 2017.

Noninterest expense increased $15 million and $36 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year as a result of increases in personnel costs and other noninterest expense. Personnel costs increased $8 million and $18 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by increases in base compensation and incentive compensation driven by the aforementioned acquisitions in 2017. Other noninterest expense increased $7 million and $18 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily driven by increases in corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases increased $184 million and $153 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by increases in average commercial and industrial loans and average residential mortgage loans due to increases in new loan origination activity. These increases were partially offset by a decline in average home equity balances.

Average core deposits increased $486 million and $545 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits.

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

Net interest income decreased $13 million for the three months ended September 30, 2018 compared to the same period in the prior year driven by increases in FTP credit rates on deposits allocated to the business segments and increases in interest expense on long-term debt and federal funds purchased as well as the impact of interest rate contracts hedging commercial and industrial loans. The decrease for the three months ended September 30, 2018 was partially offset by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. Net interest income increased $16 million for the nine months ended September 30, 2018 compared to the same period in the prior year primarily driven by an increase in the benefit related to the FTP charges on loans and leases as well as an increase in interest income on taxable securities. The increase for the nine months ended September 30, 2018 was partially offset by increases in FTP credit rates on deposits allocated to the business segments, the impact of interest rate contracts hedging commercial and industrial loans as well as an increase in interest expense on long-term debt and federal funds purchased.

The provision for loan and lease losses increased $22 million and was flat for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2018 compared to the same period in the prior year was primarily due to a decrease in the allocation of provision expense to the business segments driven by a decrease in commercial criticized assets.

Noninterest income decreased $1 billion and $455 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year driven by the recognition of a $1.0 billion gain on the sale of Worldpay, Inc. shares during the third quarter of 2017. The decrease for nine months ended September 30, 2018 was partially offset by the recognition of a $205 million gain on the sale of Worldpay, Inc. shares during the second quarter of 2018 and a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the first quarter of 2018. Both periods were impacted by negative valuation adjustments related to the Visa total return swap which were $17 million and $66 million for the three and nine months ended September 30, 2018, respectively, compared with $47 million and $69 million for the same periods in the prior year. Additionally, equity method earnings from the Bancorp’s interest in Worldpay Holding, LLC decreased $11 million and $36 million compared to the three and nine months ended September 30, 2017, respectively, primarily due to a decrease in the Bancorp’s ownership percentage in Worldpay Holding, LLC and the impact of Worldpay, Inc.’s acquisition and integration costs on its earnings.

Noninterest expense increased $4 million and $30 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to increases in technology and communications expense and personnel costs partially offset by increases in corporate overhead allocations from General Corporate and Other to the other business segments. Additionally, the nine months ended September 30, 2018 included an increase of $10 million in donations expense compared to the same period in the prior year as a result of a contribution to the Fifth Third Foundation in the second quarter of 2018 partially offset by an increased benefit from the reserve for unfunded commitments for the same period.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of September 30, 2018 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$558	558	801
Commercial mortgage loans	111	112	111
Commercial leases	60	60	60
Total potential problem portfolio loans and leases	$729	730	972

TABLE 31: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of December 31, 2017 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$911	912	1,370
Commercial mortgage loans	138	138	138
Commercial leases	70	70	70
Total potential problem portfolio loans and leases	$1,119	1,120	1,578

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Inflationary expectations by market professionals continue to have an increased focus on wages, interest rates, input costs, tariffs, trade negotiations and foreign exchange. During September 2018, the FOMC enacted an additional 25 bp increase in the target rate for Federal Funds. The Federal Reserve median forecast for change in 2018 real GDP was again raised this quarter to 3.1%. The Federal Reserve, in their minutes, continues to be concerned that tariffs could hurt the current economic recovery but are waiting to see evidence of any damage. Also concerning is the recent slowdown in homebuilding. Interest rates are expected to rise one more time in 2018 and multiple times during 2019, with no major downturns expected until 2021.

The Bancorp maintains a focus on commercial real estate exposure. Market data and vacancies remain positive. Competition for term loans on stabilized or near-stabilized assets has become increasingly more aggressive in terms of pricing, recourse and repayment structures, as banks seek to diversify away from construction. Construction costs continue to escalate and will likely be exacerbated by the impact of tariffs. The Bancorp is also monitoring potential increased risks in the Retail sector as a result of changes in distribution models with increasing levels of online purchasing and recent weakness in certain specialty retailers. However, the Bancorp is seeing an interesting trend in brick and mortar retailers called “clicks to bricks”. Mixed use retail centers are continuing to be developed and successfully leased up. The Bancorp has been focused on tenants that have multi-channel distribution and/or provide entertainment such as restaurants, cosmetic stores, fitness, grocery and drug. The Bancorp is now seeing retailers that originated as exclusively online distributers shift to bricks and mortar locations.

During the third quarter of 2018, the southeastern United States experienced a major hurricane impacting the eastern portions of the states of North Carolina and South Carolina. The Bancorp has limited credit exposure in the coastal regions of both states, however assistance was provided to customers that were negatively impacted. There is no expectation of any material net charge-offs as a result of the hurricane.

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

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), sensitivity and pro forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves.

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

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$120	163	2,175
Commercial mortgage nonowner-occupied loans	10	63	2,354
Total	$130	226	4,529

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$79	110	2,222
Commercial mortgage nonowner-occupied loans	14	169	2,208
Total	$93	279	4,430

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)

	September 30, 2018			December 31, 2017
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,160	19,518	63	10,044	18,948	74
Real estate	8,269	12,967	30	7,713	12,493	25
Financial services and insurance	6,224	12,699	2	5,792	11,933	1
Healthcare	4,484	6,286	30	4,712	6,486	35
Business services	4,158	7,024	31	4,147	6,512	42
Retail trade	3,446	7,250	3	3,617	7,950	3
Accommodation and food	3,379	5,481	26	3,268	5,321	4
Wholesale trade	3,285	5,585	15	3,017	5,363	6
Communication and information	2,931	5,541	-	3,322	5,308	-
Transportation and warehousing	2,824	4,800	22	3,012	4,621	29
Construction	2,493	4,600	3	2,374	4,449	2
Mining	2,253	3,938	40	1,454	3,001	56
Entertainment and recreation	1,537	3,102	1	1,624	2,911	7
Utilities	855	2,499	-	869	2,333	-
Other services	814	1,045	10	714	1,017	16
Public administration	485	692	-	370	474	-
Agribusiness	254	425	2	304	478	2
Individuals	64	103	-	27	57	-
Other	-	-	-	15	15	4
Total	$57,915	103,555	278	56,395	99,670	306
By Size:
Less than $200,000	1%	1	5	1	1	5
$200,000 - $1 million	2	2	7	3	2	8
$1 million - $5 million	7	6	18	7	6	15
$5 million - $10 million	6	5	13	6	5	10
$10 million - $25 million	20	17	48	21	18	57
Greater than $25 million	64	69	9	62	68	5
Total	100%	100	100	100	100	100
By State:
Ohio	14%	14	6	14	15	7
Florida	8	8	17	8	8	6
Michigan	7	7	8	7	7	13
Illinois	6	6	7	7	6	9
Indiana	4	4	9	4	4	3
Georgia	4	5	9	4	5	2
North Carolina	3	3	1	3	3	1
Tennessee	3	3	-	3	3	8
Kentucky	3	3	1	3	3	1
Other	48	47	42	47	46	50
Total	100%	100	100	100	100	100

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 35: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
					Net Charge-offs (Recoveries) for
As of September 30, 2018 ($ in millions)					September 30, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,641	2,079	-	1	-	-
Florida	1,000	1,578	-	-	-	-
North Carolina	739	985	-	-	-	-
Illinois	677	920	-	-	-	-
Michigan	604	725	-	-	(1)	-
Indiana	528	822	-	-	-	-
All other states	2,849	4,664	-	2	-	1
Total	$8,038	11,773	-	3	(1)	1
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
					Net Charge-offs for
As of September 30, 2017 ($ in millions)					September 30, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Ohio	$1,695	2,219	-	2	-	8
Florida	1,040	1,536	-	1	-	-
North Carolina	499	754	-	-	-	-
Illinois	755	1,042	-	-	-	-
Michigan	573	732	-	1	-	-
Indiana	611	973	-	-	-	-
All other states	2,801	4,717	-	2	1	1
Total	$7,974	11,973	-	6	1	9
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, automobile loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of September 30, 2018, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 12% of the consumer real estate portfolio. These loans accounted for 51% of total consumer real estate secured losses for the nine months ended September 30, 2018. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $659 million of ARM loans will have rate resets during the next twelve months. Of these resets, 99.5% are expected to experience an increase in rate, with an average increase of approximately one percent.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 92% of the portfolio as of September 30, 2018 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 37: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2018		December 31, 2017
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,629	66.7%	$11,767	66.4%
LTV > 80%, with mortgage insurance(a)	1,999	95.1	1,890	94.8
LTV > 80%, no mortgage insurance	1,957	94.4	1,934	94.7
Total	$15,585	74.2%	$15,591	73.7%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 38: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2018 ($ in millions)			Net Charge-offs for September 30, 2018
		90 Days		Three Months	Nine Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$439	2	3	-	-
Illinois	395	-	2	-	-
Florida	286	1	2	-	-
Michigan	219	1	1	-	-
Indiana	145	1	-	-	-
North Carolina	91	-	1	-	-
Kentucky	80	-	-	-	-
All other states	302	2	1	-	1
Total	$1,957	7	10	-	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2017 ($ in millions)			Net Charge-offs for September 30, 2017
		90 Days		Three Months	Nine Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$443	4	3	-	1
Illinois	380	-	2	-	-
Florida	288	1	2	-	1
Michigan	228	1	1	-	-
Indiana	138	1	1	-	-
North Carolina	87	-	1	-	-
Kentucky	74	1	-	-	-
All other states	295	3	2	-	-
Total	$1,933	11	12	-	2

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 41 and Table 42. Of the total $6.5 billion of outstanding home equity loans:

●	89% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2018;
●	37% are in senior lien positions and 63% are in junior lien positions at September 30, 2018;
●	81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2018; and
●	The portfolio had an average refreshed FICO score of 745 at September 30, 2018.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 40: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
		September 30, 2018			December 31, 2017

($ in millions)		Outstanding	% of Total		Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$	230	4%	$	246	4%
FICO 660-719		329	5		358	5
FICO ≥ 720		1,809	28		1,976	28
Total senior liens		2,368	37		2,580	37
Junior Liens:
FICO ≤ 659		488	7		541	8
FICO 660-719		781	12		853	12
FICO ≥ 720		2,848	44		3,040	43
Total junior liens		4,117	63		4,434	63
Total	$	6,485	100%	$	7,014	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 41: Home Equity Portfolio Loans Outstanding by LTV at Origination
		September 30, 2018		December 31, 2017

($ in millions)		Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$	2,066	54.6%	$2,266	54.9%
LTV > 80%		302	88.9	314	88.9
Total senior liens		2,368	59.2	2,580	59.3
Junior Liens:
LTV ≤ 80%		2,396	67.3	2,603	67.5
LTV > 80%		1,721	90.2	1,831	90.4
Total junior liens		4,117	78.1	4,434	78.3
Total	$	6,485	70.9%	$7,014	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 42: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2018 ($ in millions)						Net Charge-offs for September 30, 2018
				90 Days		Three Months	Nine Months
		Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$	1,052	2,050	-	9	-	2
Michigan		311	511	-	5	-	1
Illinois		207	331	-	4	1	2
Indiana		138	239	-	3	-	-
Kentucky		123	233	-	2	-	-
Florida		62	90	-	2	-	-
All other states		130	196	-	3	-	-
Total	$	2,023	3,650	-	28	1	5

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
As of September 30, 2017 ($ in millions)						Net Charge-offs for September 30, 2017
				90 Days		Three Months	Nine Months
		Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$	1,040	1,908	-	7	1	3
Michigan		375	590	-	5	-	1
Illinois		236	366	-	4	1	2
Indiana		162	273	-	3	-	1
Kentucky		149	266	-	2	-	1
Florida		70	100	-	2	-	-
All other states		154	225	-	3	-	-
Total	$	2,186	3,728	-	26	2	8

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (≤690) origination balances remained within targeted credit risk tolerance during the nine months ended September 30, 2018. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 44: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,621	18%	$1,563	17%
FICO > 690	7,381	82	7,549	83
Total	$9,002	100%	$9,112	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2018, 44% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination
	September 30, 2018		December 31, 2017

($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$5,613	82.3%	$5,814	82.1%
LTV > 100%	3,389	112.8	3,298	112.4
Total	$9,002	94.2%	$9,112	93.5%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the

	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2018	$3,389	6	1	6	19
September 30, 2017	3,287	5	1	5	17

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, 72% and 76%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 47: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$72	3%	$61	3%
FICO 660-719	644	28	581	25
FICO ≥ 720	1,609	69	1,657	72
Total	$2,325	100%	$2,299	100%

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $572 million, or 37%, from December 31, 2017 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $337 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of September 30, 2018. Fifth Third closely monitors the credit performance of these point-of-sale loans which, for Fifth Third, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 48: Other Consumer Portfolio Loans Outstanding by Product Type at Origination
	September 30, 2018		December 31, 2017

($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$554	26%	$461	30%
Other secured	492	23	482	31
Point-of-sale	1,085	51	616	39
Total	$2,131	100%	$1,559	100%

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

Nonperforming assets were $483 million at September 30, 2018 compared to $495 million at December 31, 2017. At September 30, 2018, $35 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2017.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.48% as of September 30, 2018 compared to 0.53% as of December 31, 2017. Nonaccrual loans and leases secured by real estate were 28% of nonaccrual loans and leases as of September 30, 2018 compared to 33% as of December 31, 2017.

Commercial portfolio nonaccrual loans and leases were $278 million at September 30, 2018, a decrease of $28 million from December 31, 2017. Consumer portfolio nonaccrual loans and leases were $125 million at September 30, 2018, a decrease of $6 million from December 31, 2017. Refer to Tables 50 and 51 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $45 million at September 30, 2018, compared to $52 million at December 31, 2017. The Bancorp recognized $2 million and $3 million in losses on the transfer, sale or write-down of OREO properties for the three months ended September 30, 2018 and 2017, respectively, and $6 million and $8 million in losses on the transfer, sale or write-down of OREO properties for the nine months ended September 30, 2018 and 2017, respectively.

For the three and nine months ended September 30, 2018, approximately $9 million and $24 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2017 approximately $9 million and $28 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	September 30, 2018	December 31, 2017
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$69	144
Commercial mortgage loans	7	12
Commercial leases	22	-
Residential mortgage loans(a)	11	17
Home equity	58	56
Automobile loans	-	-
Other consumer loans	1	-
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	171	132
Commercial mortgage loans	5	14
Commercial leases	4	4
Residential mortgage loans(a)	12	13
Home equity	16	18
Automobile loans	1	1
Credit card	26	26
Total nonaccrual portfolio loans and leases(b)	403	437
OREO and other repossessed property	45	52
Total nonperforming portfolio assets	448	489
Nonaccrual loans held for sale	18	5
Nonaccrual restructured loans held for sale	17	1
Total nonperforming assets	$483	495
Total portfolio loans 90 days past due and still accruing
Commercial and industrial loans	$3	3
Commercial mortgage loans	1	-
Residential mortgage loans(a)	40	57
Automobile loans	11	10
Credit card	32	27
Total portfolio loans 90 days past due and still accruing	$87	97
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.48%	0.53
ALLL as a percent of nonperforming portfolio assets	243	245
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $198 as of September 30, 2018 and $290 as of December 31, 2017. The Bancorp recognized losses of $1 and $4 for both the three and nine months ended September 30, 2018 and 2017, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)

Includes $4 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2018 and December 31, 2017, respectively, of which $2 and $3 were restructured nonaccrual government insured commercial loans at September 30, 2018 and December 31, 2017, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 50: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the nine months ended September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	230	27	106	363
Transfers to accrual status	(3)	(18)	(49)	(70)
Transfers to held for sale	(25)	-	-	(25)
Loan paydowns/payoffs	(135)	(6)	(24)	(165)
Transfers to OREO	(2)	(8)	(5)	(15)
Charge-offs	(125)	(2)	(27)	(154)
Draws/other extensions of credit	32	-	-	32
Balance, end of period	$278	23	102	403

TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the nine months ended September 30, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	249	38	93	380
Transfers to accrual status	(59)	(21)	(38)	(118)
Transfers to held for sale	(20)	-	-	(20)
Loan paydowns/payoffs	(223)	(8)	(22)	(253)
Transfers to OREO	(2)	(9)	(5)	(16)
Charge-offs	(120)	(3)	(29)	(152)
Draws/other extensions of credit	25	-	-	25
Balance, end of period	$373	31	102	506

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

Consumer restructured loans on accrual status totaled $987 million and $927 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 24%, 12% and 38%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 52: Accruing and Nonaccruing Portfolio TDRs
		Accruing
			30-89 Days	90 Days or
As of September 30, 2018 ($ in millions)		Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$	80	-	-	180	260
Residential mortgage loans(a)		578	49	118	12	757
Home equity		208	12	-	16	236
Automobile loans		5	-	-	1	6
Credit card		14	3	-	26	43
Total	$	885	64	118	235	1,302
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2018, these advances represented $345 of current loans, $39 of 30-89 days past due loans and $99 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs

Net charge-offs were 30 bps and 29 bps of average portfolio loans and leases for the three months ended September 30, 2018 and 2017, respectively, and were 36 bps and 32 bps of average portfolio loans and leases for the nine months ended September 30, 2018 and 2017, respectively. Table 54 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 19 bps and 24 bps during the three and nine months ended September 30, 2018, respectively, compared to 21 bps and 22 bps during the three and nine months ended September 30, 2017, respectively.

The ratio of consumer loan net charge-offs to average portfolio consumer loans was 50 bps and 54 bps during the three and nine months ended September 30, 2018, respectively, compared to 43 bps and 48 bps for the three and nine months ended September 30, 2017, respectively. The increases for both the three and nine months ended September 30, 2018 were primarily due to increases in net charge-offs on other consumer loans of $2 million and $9 million, respectively, and increases in net charge-offs on credit card of $1 million and $8 million, respectively, as a result of growth in unsecured loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Summary of Credit Loss Experience

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Losses charged-off:
Commercial and industrial loans	$(36)	(30)	(119)	(102)
Commercial mortgage loans	-	(3)	(5)	(15)
Commercial leases	-	-	-	(2)
Residential mortgage loans	(3)	(2)	(10)	(12)
Home equity	(6)	(6)	(17)	(24)
Automobile loans	(15)	(13)	(45)	(42)
Credit card	(33)	(23)	(91)	(71)
Other consumer loans(a)	(19)	(8)	(47)	(19)

Total losses charged-off	$(112)	(85)	(334)	(287)

Recoveries of losses previously charged-off:
Commercial and industrial loans	$8	3	17	23
Commercial mortgage loans	1	-	2	2
Residential mortgage loans	1	3	4	7
Home equity	3	3	8	10
Automobile loans	6	5	17	16
Credit card	12	3	19	7
Other consumer loans(a)	9	-	20	1

Total recoveries of losses previously charged-off	$40	17	87	66

Net losses charged-off:
Commercial and industrial loans	$(28)	(27)	(102)	(79)
Commercial mortgage loans	1	(3)	(3)	(13)
Commercial leases	-	-	-	(2)
Residential mortgage loans	(2)	1	(6)	(5)
Home equity	(3)	(3)	(9)	(14)
Automobile loans	(9)	(8)	(28)	(26)
Credit card	(21)	(20)	(72)	(64)
Other consumer loans	(10)	(8)	(27)	(18)

Total net losses charged-off	$(72)	(68)	(247)	(221)

Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.26%	0.26	0.32	0.26
Commercial mortgage loans	(0.03)	0.16	0.05	0.26
Commercial leases	-	0.01	-	0.05

Total commercial loans and leases	0.19%	0.21	0.24	0.22

Residential mortgage loans	0.04	(0.02)	0.05	0.05
Home equity	0.16	0.18	0.18	0.26
Automobile loans	0.41	0.35	0.41	0.37
Credit card	3.53	3.75	4.29	4.00
Other consumer loans	1.94	2.80	1.98	2.66

Total consumer loans	0.50%	0.43	0.54	0.48

Total net losses charged-off as a percent of average portfolio loans and leases	0.30%	0.29	0.36	0.32

(a)  For the three and nine months ended September 30, 2018, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

During the three months ended September 30, 2018, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $161 million at September 30, 2018. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $33 million at September 30, 2018. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 55: Changes in Allowance for Credit Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2018	2017	2018	2017

ALLL:
Balance, beginning of period	$1,077	1,226	1,196	1,253
Losses charged-off(a)	(112)	(85)	(334)	(287)
Recoveries of losses previously charged-off(a)	40	17	87	66
Provision for loan and lease losses	86	67	142	193
Deconsolidation of a VIE(b)	-	(20)	-	(20)

Balance, end of period	$1,091	1,205	1,091	1,205

Reserve for unfunded commitments:
Balance, beginning of period	$131	162	161	161
Benefit from the reserve for unfunded commitments	(2)	(5)	(32)	(4)

Balance, end of period	$129	157	129	157

(a)

For the three and nine months ended September 30, 2018, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale loans for which the Bancorp obtained recoveries under third-party credit enhancements.

(b)	Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on the deconsolidation of a VIE.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% and 0.13% at September 30, 2018 and December 31, 2017, respectively. The unallocated allowance was 10% of the total allowance at both September 30, 2018 and December 31, 2017.

As shown in Table 56, the ALLL as a percent of portfolio loans and leases was 1.17% and 1.30% at September 30, 2018 and December 31, 2017, respectively. The ALLL was $1.1 billion and $1.2 billion at September 30, 2018 and December 31, 2017, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2018	December 31, 2017
Attributed ALLL:
Commercial and industrial loans	$533	651
Commercial mortgage loans	73	65
Commercial construction loans	29	23
Commercial leases	21	14
Residential mortgage loans	83	89
Home equity	37	46
Automobile loans	39	38
Credit card	136	117
Other consumer loans	31	33
Unallocated	109	120
Total ALLL	$1,091	1,196
Portfolio loans and leases:
Commercial and industrial loans	$42,631	41,170
Commercial mortgage loans	6,695	6,604
Commercial construction loans	4,892	4,553
Commercial leases	3,697	4,068
Residential mortgage loans	15,585	15,591
Home equity	6,485	7,014
Automobile loans	9,002	9,112
Credit card	2,325	2,299
Other consumer loans	2,131	1,559
Total portfolio loans and leases	$93,443	91,970
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.25%	1.58
Commercial mortgage loans	1.09	0.98
Commercial construction loans	0.59	0.51
Commercial leases	0.57	0.34
Residential mortgage loans	0.53	0.57
Home equity	0.57	0.66
Automobile loans	0.43	0.42
Credit card	5.85	5.09
Other consumer loans	1.45	2.12
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.13
Total ALLL as a percent of total portfolio loans and leases	1.17%	1.30

MARKET RISK MANAGEMENT

Market risk is the day-to-day potential for the value of a financial instrument to increase or decrease due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s NII and interest sensitive fee income categories through changes in interest income on earning assets and cost of interest-bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2018, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase and a 125 bps parallel ramped decrease in interest rates. Additionally, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and twists to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $500 million of balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $500 million of incremental growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at September 30, 2018, which is approximately 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006 and approximately 35 percentage points higher than the average beta experienced in the current tightening cycle to date. In addition, the Bancorp’s NII sensitivity modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred for each rate move thus far in the current tightening cycle.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 57: Estimated NII Sensitivity Profile and ALCO Policy Limits

	September 30, 2018				September 30, 2017

	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits

	12	13-24	12	13-24	12	13-24	12	13-24
Change in Interest Rates (bps)	Months	Months	Months	Months	Months	Months	Months	Months

+200 Ramp over 12 months	(0.15)%	3.45	(4.00)	(6.00)	1.52	4.73	(4.00)	(6.00)
+100 Ramp over 12 months	0.02	1.95	N/A	N/A	0.96	3.03	N/A	N/A
-125 Ramp over 12 months	(3.72)	(9.82)	(8.00)	(12.00)	N/A	N/A	N/A	N/A
-62.5 Ramp over 7 months	(2.64)	(4.92)	N/A	N/A	(3.61)	(6.40)	(6.00)	(8.00)

At September 30, 2018, the Bancorp’s NII is near asset/liability neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 125 bps ramp decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the FRB has increased its target range for the federal funds rate, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix described above. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. In October of 2018, the Bancorp executed hedges with notional amounts of $4 billion in receive-fixed interest rate swaps and $3 billion in interest rate floors, which reduced the Bancorp’s exposure to falling rates while allowing the balance sheet to remain asset sensitive over the 24-month horizon. The changes in the estimated NII sensitivity profile as of September 30, 2018 compared to September 30, 2017 were primarily attributable to an increase in outstanding taxable securities balances, the addition of receive-fixed swaps against floating-rate commercial loans, the addition of forward starting floors against one-month LIBOR, and a decrease in outstanding fixed-rate long-term debt. These items were partially offset by an increase in core deposit balances and a reduction in fixed-rate commercial leases and residential mortgages.

Tables 58 and 59 provide the Bancorp’s estimated NII profile at September 30, 2018 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2018 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 58: Estimated NII Sensitivity Profile at September 30, 2018 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.38)%	3.00	0.09	3.90
+100 Ramp over 12 months	(0.10)	1.73	0.13	2.18
-125 Ramp over 12 months	(3.87)	(10.10)	(3.58)	(9.54)

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2018 with a 25% increase and a 25% decrease to the rising rate deposit beta assumptions as of September 30, 2018. The resulting weighted-average interest-bearing deposit betas included in this analysis were approximately 88% and 53%, respectively, as of September 30, 2018:

TABLE 59: Estimated NII Sensitivity Profile at September 30, 2018 with Deposit Beta Assumptions

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(3.02)%	(2.08)	2.72	8.97
+100 Ramp over 12 months	(1.42)	(0.79)	1.45	4.69

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 60: Estimated EVE Sensitivity Profile

	September 30, 2018		September 30, 2017
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(6.00)%	(12.00)	(4.11)	(12.00)
+100 Shock	(2.75)	N/A	(1.43)	N/A
+25 Shock	N/A	N/A	(0.16)	N/A
-100 Shock	0.54	N/A	(1.67)	N/A

The EVE sensitivity to the +200 bps rising rate scenario is moderately negative at September 30, 2018 and slightly positive to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from September 30, 2017 were primarily related to an increase in the outstanding taxable securities balances, migration from noninterest-bearing deposits to interest-bearing deposits with higher attrition assumptions and the addition of receive-fixed swaps against floating-rate commercial loans. These items were partially offset by net run-off of the fixed-rate commercial lease and residential mortgage portfolios.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of September 30, 2018:

TABLE 61: Portfolio Loans and Leases Expected Cash Flows
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$23,405	18,204	1,022	42,631
Commercial mortgage loans	2,496	3,576	623	6,695
Commercial construction loans	2,081	2,676	135	4,892
Commercial leases	870	1,682	1,145	3,697
Total commercial loans and leases	28,852	26,138	2,925	57,915
Residential mortgage loans	2,270	6,278	7,037	15,585
Home equity	1,628	3,299	1,558	6,485
Automobile loans	3,737	4,898	367	9,002
Credit card	465	1,860	-	2,325
Other consumer loans	1,432	643	56	2,131
Total consumer loans	9,532	16,978	9,018	35,528
Total portfolio loans and leases	$38,384	43,116	11,943	93,443

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2018:

TABLE 62: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,482	16,744
Commercial mortgage loans	893	3,306
Commercial construction loans	31	2,780
Commercial leases	2,827	-
Total commercial loans and leases	6,233	22,830
Residential mortgage loans	10,033	3,282
Home equity	476	4,381
Automobile loans	5,235	30
Credit card	454	1,406
Other consumer loans	424	275
Total consumer loans	16,622	9,374
Total portfolio loans and leases	$22,855	32,204

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $1 billion and $858 million at September 30, 2018 and December 31, 2017, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage rates increased during both the three and nine months ended September 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $25 million and $103 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $33 million and $95 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2018.

Mortgage rates decreased during both the three and nine months ended September 30, 2017 which caused modeled prepayments speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR decreased $2 million and $15 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $32 million and $89 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2017.

The Bancorp recognized net losses of $25 million and $107 million, respectively, on its non-qualifying hedging strategy for the three and nine months ended September 30, 2018 compared to net gains of $3 million and $20 million, respectively, during the three and nine months ended September 30, 2017. These amounts include net losses on securities related to the Bancorp’s non-qualifying hedging strategy which were $1 million and $18 million, respectively, during the three and nine months ended September 30, 2018 and net gains of $2 million and $4 million, respectively, during the three and nine months ended September 30, 2017. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2018 and December 31, 2017 was $984 million and $939 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit department and Capital Markets Risk department.

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

The Bancorp’s Treasury department manages funding and liquidity based on point-in-time metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Treasury department and a series of Policy Limits and Key Risk Indicators are established to ensure risks are managed within the Bancorp’s risk tolerance. The Bancorp maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons, asset growth rates and other events. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity. The contingency plan also outlines the Bancorp’s response to various levels of liquidity stress and actions that should be taken during various scenarios.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 61 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2018, $3.1 billion in principal and interest is expected to be received in the next 12 months and an additional $3.1 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.7 billion and $4.3 billion during the three and nine months ended September 30, 2018, respectively, compared to $2.6 billion and $5.8 billion during the three and nine months ended September 30, 2017, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the three and nine months ended September 30, 2018 and 82% and 83% for the three and nine months ended September 30, 2017, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2018, $7.3 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the nine months ended September 30, 2018, the Bancorp issued and sold $900 million of senior notes.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.0 billion was available for issuance as of September 30, 2018. During the nine months ended September 30, 2018, the Bank issued and sold $1.55 billion of senior bank notes. Additionally, at September 30, 2018, the Bank had approximately $44.3 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 119% at September 30, 2018.

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

On October 31, 2018, the Board of Governors of the FRB released a series of regulatory proposals to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”). Among the proposals, the Board of Governors, joined by the Department of Treasury, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed to remove the application of the LCR regulations and the NSFR from certain BHCs that qualify under the proposal as “Category IV” institutions, primarily those BHCs with consolidated assets between $100 billion and $250 billion, including Fifth Third Bancorp.

The NPR is open for public comment and could be further amended by the FRB and other financial regulators prior to adoption. As such, the ultimate impacts of the NPR to Fifth Third Bancorp, Fifth Third Bank and their respective subsidiaries and activities will be subject to the final form of these NPRs and additional rulemakings issued. Fifth Third cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on its business, financial condition or results of operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 63: Agency Ratings
As of November 6, 2018	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	A-	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements. The Bancorp is evaluating the impact of this proposal.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 65: Capital Ratios
($ in millions)	September 30, 2018	December 31, 2017
Average total Bancorp shareholders’ equity as a percent of average assets	11.39%	11.69
Tangible equity as a percent of tangible assets(a)	10.07	9.90
Tangible common equity as a percentage of tangible assets(a)(c)	9.12	8.94

	Basel III(b)
CET1 capital	$12,809	12,517
Tier I capital	14,140	13,848
Total regulatory capital	17,932	17,887
Risk-weighted assets	120,002	117,997

Regulatory capital ratios:
CET1 capital	10.67%	10.61
Tier I risk-based capital	11.78	11.74
Total risk-based capital	14.94	15.16
Tier I leverage	10.10	10.01
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

•

The increase in the quarterly common stock dividend to $0.22 from $0.18 beginning in the fourth quarter of 2018 and to $0.24 beginning in the second quarter of 2019, a 33% increase over the current dividend rate;

•

The repurchase of common shares in an amount up to $1.651 billion, or a 42% increase over the 2017 capital plan. These repurchases include $81 million in repurchases related to share issuances under employee benefit plans and $53 million in repurchases related to previously-recognized TRA transaction after-tax gains;

•	The additional ability to repurchase common shares in the amount of any after-tax capital generated from the sale of Worldpay, Inc. common stock;
•

The additional ability to repurchase common shares in the amount of any after-tax cash income generated from the termination and settlement of gross cash flows from existing TRAs with Worldpay, Inc. or potential future TRAs that may be generated from additional sales of Worldpay, Inc.

On May 21, 2018, the Bancorp announced the planned acquisition of MB Financial. As a result of this transaction, the FRB required the Bancorp to resubmit its CCAR plan recognizing the pro forma impact of the combined Fifth Third MB Financial post-merger entity. Fifth Third resubmitted its capital plan to the FRB on October 5, 2018. The FRB is currently evaluating the resubmission. In the meantime, Fifth Third has resumed capital distribution activities consistent with its original capital plan submitted in April 2018.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory adverse and supervisory severely adverse scenarios and to provide information related to the types of risk included in its stress testing, a description of the methodologies used, estimates of certain financial results and pro forma capital ratios, and an explanation of the most significant causes of changes in regulatory capital ratios. On June 21, 2018, the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which are available on Fifth Third’s website at www.53.com. With Fifth Third’s designation as a Large and Non-complex Bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which was conducted in the third quarter of 2018.

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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.18 and $0.16 for the three months ended September 30, 2018 and 2017, respectively, and $0.52 and $0.44 for the nine months ended September 30, 2018 and 2017, respectively. As contemplated by the 2017 CCAR, during the third quarter of 2018, the Bancorp settled $500 million of open market share repurchase transactions. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2018:

TABLE 66: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2018 - July 31, 2018	10,206,897	$29.29	10,131,123	82,294,511
August 1, 2018 - August 31, 2018	6,846,815	29.80	6,813,897	75,480,614
September 1, 2018 - September 30, 2018	17,839	26.59	-	75,480,614
Total	17,071,551	$29.50	16,945,020	75,480,614
(a)

Includes 126,531 shares repurchased during the third quarter of 2018 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2018	2017
Assets
Cash and due from banks	$2,100	2,514
Other short-term investments(a)	1,429	2,753
Available-for-sale debt and other securities(b)	31,808	31,751
Held-to-maturity securities(c)	18	24
Trading debt securities	269	492
Equity securities	500	439
Loans and leases held for sale(d)	663	492
Portfolio loans and leases(a)(e)	93,443	91,970
Allowance for loan and lease losses(a)	(1,091)	(1,196)
Portfolio loans and leases, net	92,352	90,774
Bank premises and equipment(f)	1,896	2,003
Operating lease equipment	546	646
Goodwill	2,462	2,445
Intangible assets	28	27
Servicing rights	1,010	858
Other assets(a)	6,604	6,975
Total Assets	$141,685	142,193
Liabilities
Deposits:
Noninterest-bearing deposits	$31,803	35,276
Interest-bearing deposits	72,539	67,886
Total deposits	104,342	103,162
Federal funds purchased	2,316	174
Other short-term borrowings	1,114	4,012
Accrued taxes, interest and expenses	1,155	1,412
Other liabilities(a)	2,448	2,144
Long-term debt(a)	14,460	14,904
Total Liabilities	$125,835	125,808
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,331	1,331
Capital surplus	2,856	2,790
Retained earnings	16,440	15,122
Accumulated other comprehensive (loss) income	(775)	73
Treasury stock(g)	(6,073)	(5,002)
Total Bancorp shareholders’ equity	$15,830	16,365
Noncontrolling interests	20	20
Total Equity	15,850	16,385
Total Liabilities and Equity	$141,685	142,193
(a)

Includes $41 and $62 of other short-term investments, $793 and $1,297 of portfolio loans and leases, $(4) and $(6) of ALLL, $5 and $7 of other assets, $1 and $2 of other liabilities, and $710 and $1,190 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2018 and December 31, 2017, respectively. For further information refer to Note 10.

(b)	Amortized cost of $32,707 and $31,577 at September 30, 2018 and December 31, 2017, respectively.
(c)	Fair value of $18 and $24 at September 30, 2018 and December 31, 2017, respectively.
(d)

Includes $563 and $399 of residential mortgage loans held for sale measured at fair value and $6 and $0 of commercial loans held for sale measured at fair value at September 30, 2018 and December 31, 2017, respectively.

(e)	Includes $172 and $137 of residential mortgage loans measured at fair value at September 30, 2018 and December 31, 2017, respectively.
(f)	Includes $38 and $27 of bank premises and equipment held for sale at September 30, 2018 and December 31, 2017, respectively. For further information refer to Note 7.
(g)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2018 – 661,372,797 (excludes 262,519,784 treasury shares), December 31, 2017 – 693,804,893 (excludes 230,087,688 treasury shares).

(h)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at September 30, 2018 and December 31, 2017; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at September 30, 2018 and December 31, 2017; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at September 30, 2018 and December 31, 2017.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions, except share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans and leases	$1,040	899	2,975	2,595
Interest on securities	269	249	798	739
Interest on other short-term investments	6	4	17	10
Total interest income	1,315	1,152	3,790	3,344
Interest Expense
Interest on deposits	144	73	359	197
Interest on federal funds purchased	10	2	17	4
Interest on other short-term borrowings	6	12	25	24
Interest on long-term debt	112	95	330	277
Total interest expense	272	182	731	502
Net Interest Income	1,043	970	3,059	2,842
Provision for loan and lease losses	86	67	142	193
Net Interest Income After Provision for Loan and Lease Losses	957	903	2,917	2,649
Noninterest Income
Service charges on deposits	139	138	414	415
Wealth and asset management revenue	114	102	335	313
Corporate banking revenue	100	101	308	276
Card and processing revenue	82	79	245	232
Mortgage banking net revenue	49	63	158	170
Other noninterest income	86	1,076	794	1,237
Securities (losses) gains, net	(6)	-	(21)	1
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(1)	2	(18)	4
Total noninterest income	563	1,561	2,215	2,648
Noninterest Expense
Salaries, wages and incentives	421	407	1,339	1,215
Employee benefits	82	77	270	274
Net occupancy expense	70	74	219	221
Technology and communications	71	62	206	177
Equipment expense	31	30	92	88
Card and processing expense	31	32	91	95
Other noninterest expense	302	293	873	848
Total noninterest expense	1,008	975	3,090	2,918
Income Before Income Taxes	512	1,489	2,042	2,379
Applicable income tax expense	79	475	321	694
Net Income	433	1,014	1,721	1,685
Less: Net income attributable to noncontrolling interests	-	-	-	-
Net Income Attributable to Bancorp	433	1,014	1,721	1,685
Dividends on preferred stock	15	15	52	52
Net Income Available to Common Shareholders	$418	999	1,669	1,633
Earnings per share - basic	$0.62	1.37	2.43	2.19
Earnings per share - diluted	$0.61	1.35	2.38	2.16
Average common shares outstanding - basic	667,624,132	721,280,389	680,181,785	736,686,213
Average common shares outstanding - diluted	679,198,715	733,284,502	693,078,647	748,706,522

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Net Income	$433	1,014	1,721	1,685
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(207)	22	(834)	130
Reclassification adjustment for net losses included in net income	-	1	7	2
Unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(19)	-	(24)	2
Reclassification adjustment for net losses (gains) included in net income	2	(2)	2	(11)
Defined benefit pension plans, net:
Net actuarial loss arising during period	(2)	(2)	(2)	(3)
Reclassification of amounts to net periodic benefit costs	3	3	5	6
Other comprehensive (loss) income, net of tax	(223)	22	(846)	126
Comprehensive Income	210	1,036	875	1,811
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	-
Comprehensive Income Attributable to Bancorp	$210	1,036	875	1,811

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	(Loss) Income	Stock	Equity	Interests	Equity
Balance at December 31, 2016	$2,051	1,331	2,756	13,441	59	(3,433)	16,205	27	16,232
Net income				1,685			1,685		1,685
Other comprehensive income, net of tax					126		126		126
Cash dividends declared:
Common stock(a)				(324)			(324)		(324)
Preferred stock(b)				(52)			(52)		(52)
Shares acquired for treasury			(113)			(1,219)	(1,332)		(1,332)
Impact of stock transactions under stock compensation plans, net			39			12	51		51
Other				(2)		3	1	(7)	(6)
Balance at September 30, 2017	$2,051	1,331	2,682	14,748	185	(4,637)	16,360	20	16,380

Balance at December 31, 2017	$2,051	1,331	2,790	15,122	73	(5,002)	16,365	20	16,385
Impact of cumulative effect of change in accounting principles(c)				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	15,128	71	(5,002)	16,369	20	16,389
Net income				1,721			1,721		1,721
Other comprehensive loss, net of tax					(846)		(846)		(846)
Cash dividends declared:
Common stock(a)				(355)			(355)		(355)
Preferred stock(b)				(52)			(52)		(52)
Shares acquired for treasury			41			(1,094)	(1,053)		(1,053)
Impact of stock transactions under stock compensation plans, net			25			21	46		46
Other				(2)		2	-		-
Balance at September 30, 2018	$2,051	1,331	2,856	16,440	(775)	(6,073)	15,830	20	15,850
(a)

Dividends declared per common share were $0.18 and $0.16 for the three months ended September 30, 2018 and 2017, respectively, and $0.52 and $0.44 for the nine months ended September 30, 2018 and 2017, respectively.

(b)

For both the three months ended September 30, 2018 and 2017, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J. For both the nine months ended September 30, 2018 and 2017, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $1,242.18 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

(c)	Related to the adoption as of January 1, 2018 of ASU 2016-01, ASU 2017-12 and ASU 2018-02. Refer to Note 3 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30,

($ in millions)	2018	2017
Operating Activities
Net income	$1,721	1,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	142	193
Depreciation, amortization and accretion	275	255
Stock-based compensation expense	106	95
Benefit from deferred income taxes	(15)	(97)
Securities losses (gains), net	23	(2)
Securities losses (gains), net - non-qualifying hedges on mortgage servicing rights	18	(4)
MSR fair value adjustment	(8)	104
Net gains on sales of loans and fair value adjustments on loans held for sale	(52)	(82)
Net losses on disposition and impairment of bank premises and equipment	37	3
Net losses on disposition and impairment of operating lease equipment	1	18
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	(414)	-
Gain on sale of Worldpay, Inc. shares	(205)	(1,037)
Proceeds from sales of loans held for sale	4,017	4,741
Loans originated for sale, net of repayments	(4,222)	(4,608)
Dividends representing return on equity method investments	9	29
Net change in:
Trading and equity securities	131	(430)
Other assets	372	121
Accrued taxes, interest and expenses	2	288
Other liabilities	(11)	(44)
Net Cash Provided by Operating Activities	1,927	1,228
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	10,867	7,484
Loans	211	105
Bank premises and equipment	40	25
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	1,450	1,799
Held-to-maturity securities	6	1
Purchases:
Available-for-sale debt and other securities	(13,322)	(8,849)
Bank premises and equipment	(145)	(155)
MSRs	(82)	(109)
Proceeds from settlement of BOLI	11	8
Proceeds from sales and dividends representing return of equity method investments	601	1,358
Net cash paid on acquisitions	(20)	(12)
Net change in:
Other short-term investments	1,324	(544)
Loans and leases	(1,882)	(191)
Operating lease equipment	40	(6)
Net Cash (Used in) Provided by Investing Activities	(901)	914
Financing Activities
Net change in:
Deposits	1,180	(2,369)
Federal funds purchased	2,142	(14)
Other short-term borrowings	(2,898)	2,153
Dividends paid on common stock	(347)	(339)
Dividends paid on preferred stock	(60)	(38)
Proceeds from issuance of long-term debt	2,438	1,444
Repayment of long-term debt	(2,774)	(1,794)
Repurchase of treasury stock and related forward contract	(1,053)	(1,332)
Other	(68)	(40)
Net Cash Used in Financing Activities	(1,440)	(2,329)
Decrease in Cash and Due from Banks	(414)	(187)
Cash and Due from Banks at Beginning of Period	2,514	2,392
Cash and Due from Banks at End of Period	$2,100	2,205

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the cash flows and changes in equity for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2017 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2018	2017
Cash Payments:
Interest	$760	556
Income taxes	297	439

Transfers:
Portfolio loans to loans held for sale	212	152
Loans held for sale to portfolio loans	83	11
Portfolio loans to OREO	28	28

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

The Bancorp’s interest income is derived from loans and leases, securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Securities sections in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information. The following provides additional information about the components of noninterest income:

•

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

•

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

•

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

•

Card and processing revenue consists primarily of ATM fees and interchange fees earned when the Bancorp’s credit and debit cards are processed through card association networks. The Bancorp’s performance obligations are generally complete when the transactions generating the fees are processed. Revenue is recognized on an accrual basis as such services are performed, net of certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers). These costs reduced card and processing revenue by approximately $33 million and $93 million for the three and nine months ended September 30, 2018, respectively.

•

Mortgage banking net revenue consists primarily of origination fees and gains on loan sales, mortgage servicing fees and the impact of MSRs. Refer to the Loans and Leases Held for Sale and Loan Sales and Securitizations sections in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

•	Other noninterest income includes income from operating leases, certain fees derived from loans and leases, BOLI income, gains and losses on other assets, and other miscellaneous revenues and gains.

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2018:

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

Subsequent to the issuance of ASU 2016-02, the FASB has issued additional guidance to clarify certain implementation issues and provide transition relief in certain circumstances including ASUs 2018-01 (Land Easement Practical Expedient, issued in January 2018), 2018-10 (Codification Improvements, issued in July 2018), and 2018-11 (Targeted Improvements, also issued in July 2018). These subsequent amendments do not change the core principles in the original ASU, but do provide an additional optional transition method which is to initially apply the amended guidance at the adoption date and record a cumulative-effect adjustment to opening retained earnings without retrospective application to prior comparative periods. Entities not electing to use this optional transition method must apply the amended guidance on a modified retrospective basis to all periods presented.

The Bancorp will adopt the amended guidance on the required effective date of January 1, 2019, and expects to elect the transition relief provisions and the optional transition method to record a cumulative effect adjustment to retained earnings on the adoption date without applying the guidance to prior comparative periods. From a lessee perspective, the Bancorp has finalized its inventory of leases, accumulated the data necessary to apply the amended guidance and is in the process of implementing a business process to execute the new measurement and disclosure requirements. The Bancorp is continuing to finalize its evaluation of the impact of the amended guidance on its Condensed Consolidated Financial Statements, but the effects of recognizing most operating leases on the Condensed Consolidated Balance Sheets are expected to be material. As of September 30, 2018, the Bancorp expects to recognize right-of-use assets and lease liabilities in the range of $400 million to $500 million for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption, but does not expect a material impact to expense recognition. From a lessor perspective, given the limited changes, the Bancorp does not currently expect adoption of the amended guidance to have a material impact on its Condensed Consolidated Financial Statements at transition. While the evaluation process is ongoing, the Bancorp currently expects that the amended guidance may prospectively impact the classification of certain leases, the presentation of lessor costs and the recognition and measurement of initial direct costs. The Bancorp also expects to record a cumulative-effect adjustment to retained earnings upon adoption to recognize any remaining deferred gains on sale-leaseback transactions that occurred prior to the date of initial application. The Bancorp had approximately $14 million of such deferred gains recorded as of September 30, 2018. These expectations may change as the implementation process continues.

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

ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The amended guidance is effective for the Bancorp on January 1, 2020 with early adoption permitted. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Also, early adoption of the removed and modified disclosure requirements is permitted before adoption of the newly added requirements. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

ASU 2018-15: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which provides guidance on the accounting for implementation, setup, and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2018 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	(3)	95
Obligations of states and political subdivisions securities	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	16,447	15	(489)	15,973
Agency commercial mortgage-backed securities	10,405	4	(363)	10,046
Non-agency commercial mortgage-backed securities	3,169	4	(76)	3,097
Asset-backed securities and other debt securities	2,035	20	(11)	2,044
Other securities(a)	551	-	-	551
Total available-for-sale debt and other securities	$32,707	43	(942)	31,808
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$18	-	-	18
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $365 and $2, respectively, at September 30, 2018, that are carried at cost.

	Amortized	Unrealized	Unrealized	Fair
December 31, 2017 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	43	1	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,281	118	(80)	15,319
Agency commercial mortgage-backed securities	10,113	92	(38)	10,167
Non-agency commercial mortgage-backed securities	3,247	51	(5)	3,293
Asset-backed securities and other debt securities	2,183	46	(11)	2,218
Other securities(b)	612	-	-	612
Total available-for-sale debt and other securities	$31,577	308	(134)	31,751
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$22	-	-	22
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$24	-	-	24
(a)

Includes interest-only mortgage-backed securities of $34 as of December 31, 2017, recorded at fair value with fair value changes recorded in securities (losses) gains, net, in the Condensed Consolidated Statements of Income.

(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $362 and $2, respectively, at December 31, 2017, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

	September 30,	December 31,
($ in millions)	2018	2017
Trading debt securities	$269	492
Equity securities	500	439

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents net realized gains and losses that were recognized in income from available-for-sale debt and other securities as well as total (losses) gains that were recognized in income from trading debt securities and equity securities:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Available-for-sale debt and other securities:
Realized gains	$4	24	60	53
Realized losses	(4)	(21)	(69)	(28)
OTTI(a)	-	(4)	-	(28)
Net realized losses on available-for sale debt and other securities(b)	$-	(1)	(9)	(3)
Total trading debt securities (losses) gains(c)	$(1)	2	(20)	5
Total equity securities (losses) gains(d)(e)	$(6)	3	(13)	6
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities	$(7)	4	(42)	8
(a)	Included in securities (losses) gains, net in the Condensed Consolidated Statements of Income.
(b)

Excludes net gains on interest-only mortgage-backed securities of $0 and $1 for the three and nine months ended September 30, 2018, respectively, and net losses of $1 and $2 for the three and nine months ended September 30, 2017, respectively.

(c)

Includes an immaterial net loss and a net loss of $2 for the three and nine months ended September 30, 2018, respectively, and net gains of $1 for both the three and nine months ended September 30, 2017 recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(d)

Includes an immaterial net loss and an immaterial net gain for the three and nine months ended September 30, 2018, respectively, and immaterial net gains for both the three and nine months ended September 30, 2017 recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(e)

Includes net unrealized losses of $6 and $12 for the three and nine months ended September 30, 2018, respectively, and net unrealized gains of $2 and $4 for the three and nine months ended September 30, 2017, respectively.

At September 30, 2018 and December 31, 2017, investment securities with a fair value of $6.3 billion and $7.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of September 30, 2018 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$14	14	-	-
1-5 years	9,080	8,882	16	16
5-10 years	18,305	17,771	-	-
Over 10 years	4,757	4,590	2	2
Other securities	551	551	-	-
Total	$32,707	31,808	18	18
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2018
U.S. Treasury and federal agency securities	$95	(3)	-	-	95	(3)
Agency residential mortgage-backed securities	11,073	(286)	3,559	(203)	14,632	(489)
Agency commercial mortgage-backed securities	7,820	(269)	1,701	(94)	9,521	(363)
Non-agency commercial mortgage-backed securities	2,511	(63)	214	(13)	2,725	(76)
Asset-backed securities and other debt securities	627	(4)	397	(7)	1,024	(11)
Total	$22,126	(625)	5,871	(317)	27,997	(942)
December 31, 2017
U.S. Treasury and federal agency securities	$98	-	-	-	98	-
Agency residential mortgage-backed securities	7,337	(59)	479	(21)	7,816	(80)
Agency commercial mortgage-backed securities	2,900	(22)	526	(16)	3,426	(38)
Non-agency commercial mortgage-backed securities	449	(2)	145	(3)	594	(5)
Asset-backed securities and other debt securities	317	(2)	386	(9)	703	(11)
Total	$11,101	(85)	1,536	(49)	12,637	(134)

At both September 30, 2018 and December 31, 2017, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

	September 30,	December 31,
($ in millions)	2018	2017
Loans and leases held for sale:
Commercial and industrial loans	$94	-
Commercial mortgage loans	6	6
Residential mortgage loans	563	486
Total loans and leases held for sale	$663	492
Portfolio loans and leases:
Commercial and industrial loans	$42,631	41,170
Commercial mortgage loans	6,695	6,604
Commercial construction loans	4,892	4,553
Commercial leases	3,697	4,068
Total commercial loans and leases	$57,915	56,395
Residential mortgage loans	$15,585	15,591
Home equity	6,485	7,014
Automobile loans	9,002	9,112
Credit card	2,325	2,299
Other consumer loans	2,131	1,559
Total consumer loans	$35,528	35,575
Total portfolio loans and leases	$93,443	91,970

Portfolio loans and leases are recorded net of unearned income, which totaled $485 million as of September 30, 2018 and $523 million as of December 31, 2017. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $294 million and $282 million as of September 30, 2018 and December 31, 2017, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.2 billion and $13.0 billion at September 30, 2018 and December 31, 2017, respectively, pledged at the FHLB, and loans of $41.9 billion and $39.8 billion at September 30, 2018 and December 31, 2017, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Carrying Value		and Still Accruing
	September 30,	December 31,	September 30,	December 31,
($ in millions)	2018	2017	2018	2017
Commercial and industrial loans	$42,725	41,170	3	3
Commercial mortgage loans	6,701	6,610	1	-
Commercial construction loans	4,892	4,553	-	-
Commercial leases	3,697	4,068	-	-
Residential mortgage loans	16,148	16,077	40	57
Home equity	6,485	7,014	-	-
Automobile loans	9,002	9,112	11	10
Credit card	2,325	2,299	32	27
Other consumer loans	2,131	1,559	-	-
Total loans and leases	$94,106	92,462	87	97
Less: Loans and leases held for sale	663	492
Total portfolio loans and leases	$93,443	91,970
The following table presents a summary of net charge-offs (recoveries):
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Commercial and industrial loans	$28	27	102	79
Commercial mortgage loans	(1)	3	3	13
Commercial construction loans	-	-	-	-
Commercial leases	-	-	-	2
Residential mortgage loans	2	(1)	6	5
Home equity	3	3	9	14
Automobile loans	9	8	28	26
Credit card	21	20	72	64
Other consumer loans	10	8	27	18
Total net charge-offs	$72	68	247	221

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

		Residential
For the three months ended September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$654	86	229	108	1,077
Losses charged-off(a)	(36)	(3)	(73)	-	(112)
Recoveries of losses previously charged-off(a)	9	1	30	-	40
Provision for (benefit from) loan and lease losses	29	(1)	57	1	86
Balance, end of period	$656	83	243	109	1,091
(a)

For the three months ended September 30, 2018, the Bancorp recorded $8 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the three months ended September 30, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$817	93	206	110	1,226
Losses charged-off	(33)	(2)	(50)	-	(85)
Recoveries of losses previously charged-off	3	3	11	-	17
Provision for (benefit from) loan and lease losses	9	(4)	51	11	67
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)
Balance, end of period	$777	90	218	120	1,205
(a)	Refer to Note 10 for further discussion on the deconsolidation of a VIE.

		Residential
For the nine months ended September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(124)	(10)	(200)	-	(334)
Recoveries of losses previously charged-off(a)	19	4	64	-	87
Provision for (benefit from) loan and lease losses	8	-	145	(11)	142
Balance, end of period	$656	83	243	109	1,091
(a)

For the nine months ended September 30, 2018, the Bancorp recorded $18 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the nine months ended September 30, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(119)	(12)	(156)	-	(287)
Recoveries of losses previously charged-off	25	7	34	-	66
Provision for (benefit from) loan and lease losses	59	(1)	126	9	193
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)
Balance, end of period	$777	90	218	120	1,205
(a)	Refer to Note 10 for further discussion on the deconsolidation of a VIE.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$66	64	38	-	168
Collectively evaluated for impairment	590	19	205	-	814
Unallocated	-	-	-	109	109
Total ALLL	$656	83	243	109	1,091
Portfolio loans and leases:(b)
Individually evaluated for impairment	$345	757	285	-	1,387
Collectively evaluated for impairment	57,570	14,656	19,658	-	91,884
Total portfolio loans and leases	$57,915	15,413	19,943	-	93,271
(a)	Includes $1 related to leveraged leases at September 30, 2018.
(b)	Excludes $172 of residential mortgage loans measured at fair value and includes $638 of leveraged leases, net of unearned income at September 30, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Residential
As of December 31, 2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$94	64	42	-	200
Collectively evaluated for impairment	659	25	192	-	876
Unallocated	-	-	-	120	120
Total ALLL	$753	89	234	120	1,196
Portfolio loans and leases:(b)
Individually evaluated for impairment	$560	665	320	-	1,545
Collectively evaluated for impairment	55,835	14,787	19,664	-	90,286
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$56,395	15,454	19,984	-	91,833
(a)	Includes $1 related to leveraged leases at December 31, 2017.
(b)	Excludes $137 of residential mortgage loans measured at fair value and includes $674 of leveraged leases, net of unearned income at December 31, 2017.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of September 30, 2018 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$41,008	776	847	-	42,631
Commercial mortgage owner-occupied loans	3,162	50	112	-	3,324
Commercial mortgage nonowner-occupied loans	3,316	40	15	-	3,371
Commercial construction loans	4,892	-	-	-	4,892
Commercial leases	3,538	74	85	-	3,697
Total commercial loans and leases	$55,916	940	1,059	-	57,915

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Special
As of December 31, 2017 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,813	1,115	1,235	7	41,170
Commercial mortgage owner-occupied loans	3,207	75	80	-	3,362
Commercial mortgage nonowner-occupied loans	3,117	28	97	-	3,242
Commercial construction loans	4,553	-	-	-	4,553
Commercial leases	3,922	72	74	-	4,068
Total commercial loans and leases	$53,612	1,290	1,486	7	56,395

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	September 30, 2018		December 31, 2017
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$15,390	23	15,424	30
Home equity	6,411	74	6,940	74
Automobile loans	9,001	1	9,111	1
Credit card	2,299	26	2,273	26
Other consumer loans	2,130	1	1,559	-
Total residential mortgage and consumer loans	$35,231	125	35,307	131
(a)	Excludes $172 and $137 of residential mortgage loans measured at fair value at September 30, 2018 and December 31, 2017, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of September 30, 2018 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$42,481	22	128	150	42,631	3
Commercial mortgage owner-occupied loans	3,314	3	7	10	3,324	1
Commercial mortgage nonowner-occupied loans	3,363	5	3	8	3,371	-
Commercial construction loans	4,884	8	-	8	4,892	-
Commercial leases	3,693	-	4	4	3,697	-
Residential mortgage loans(a)	15,321	29	63	92	15,413	40
Consumer loans:
Home equity	6,366	68	51	119	6,485	-
Automobile loans	8,891	99	12	111	9,002	11
Credit card	2,245	42	38	80	2,325	32
Other consumer loans	2,116	14	1	15	2,131	-
Total portfolio loans and leases	$92,674	290	307	597	93,271	87
(a)	Excludes $172 of residential mortgage loans measured at fair value at September 30, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2018, $80 of these loans were 30-89 days past due and $198 were 90 days or more past due. The Bancorp recognized $1 and $4 of losses during the three and nine months ended September 30, 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current Loans and Leases(b)(c)	Past Due				90 Days Past Due and Still Accruing
		30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases
As of December 31, 2017 ($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$41,027	42	101	143	41,170	3
Commercial mortgage owner-occupied loans	3,351	3	8	11	3,362	-
Commercial mortgage nonowner-occupied loans	3,235	-	7	7	3,242	-
Commercial construction loans	4,552	1	-	1	4,553	-
Commercial leases	4,065	3	-	3	4,068	-
Residential mortgage loans(a)	15,301	66	87	153	15,454	57
Consumer loans:
Home equity	6,888	70	56	126	7,014	-
Automobile loans	8,992	107	13	120	9,112	10
Credit card	2,230	36	33	69	2,299	27
Other consumer loans	1,554	5	-	5	1,559	-
Total portfolio loans and leases	$91,195	333	305	638	91,833	97
(a)	Excludes $137 of residential mortgage loans measured at fair value at December 31, 2017.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

	Unpaid
	Principal	Recorded
As of September 30, 2018 ($ in millions)	Balance	Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$199	150		55
Commercial mortgage owner-occupied loans	2	2		1
Commercial mortgage nonowner-occupied loans	1	1		-
Commercial leases	27	27		10
Restructured residential mortgage loans	484	481		64
Restructured consumer loans:
Home equity	152	152		22
Automobile loans	5	5		1
Credit card	47	43		15
Total impaired portfolio loans and leases with a related ALLL	$917	861		168
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$171	148		-
Commercial mortgage owner-occupied loans	8	5		-
Commercial mortgage nonowner-occupied loans	13	12		-
Restructured residential mortgage loans	294	276		-
Restructured consumer loans:
Home equity	87	84		-
Automobile loans	2	1		-
Total impaired portfolio loans with no related ALLL	$575	526		-
Total impaired portfolio loans and leases	$1,492	1,387	(a)	168
(a)

Includes $80, $745 and $242, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $180, $12 and $43, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at September 30, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Unpaid
	Principal	Recorded
As of December 31, 2017 ($ in millions)	Balance	Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$433	358	87
Commercial mortgage owner-occupied loans	16	14	7
Commercial mortgage nonowner-occupied loans	4	3	-
Commercial leases	4	4	-
Restructured residential mortgage loans	469	465	64
Restructured consumer loans:
Home equity	172	172	27
Automobile loans	8	7	1
Credit card	52	45	14
Total impaired portfolio loans and leases with a related ALLL	$1,158	1,068	200
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$151	131	-
Commercial mortgage owner-occupied loans	18	15	-
Commercial mortgage nonowner-occupied loans	35	35	-
Restructured residential mortgage loans	218	200	-
Restructured consumer loans:
Home equity	97	94	-
Automobile loans	2	2	-
Total impaired portfolio loans with no related ALLL	$521	477	-
Total impaired portfolio loans and leases	$1,679	1,545 (a)	200
(a)

Includes $249, $652 and $275, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $150, $13 and $45, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2017.

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial loans and leases:
Commercial and industrial loans	$ 313	3	408	13
Commercial mortgage owner-occupied loans	11	-	17	-
Commercial mortgage nonowner-occupied loans	21	-	27	-
Commercial leases	28	-	17	-
Restructured residential mortgage loans	767	7	744	21
Restructured consumer loans:
Home equity	239	3	248	9
Automobile loans	7	-	8	-
Credit card	44	1	44	3
Total average impaired portfolio loans and leases	$ 1,430	14	1,513	46

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2017		For the nine months ended September 30, 2017
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$581	4	611	6
Commercial mortgage owner-occupied loans	50	-	55	-
Commercial mortgage nonowner-occupied loans	40	-	69	1
Commercial leases	1	-	2	-
Restructured residential mortgage loans	654	6	655	18
Restructured consumer loans:
Home equity	275	3	285	9
Automobile loans	11	-	12	-
Credit card	48	1	49	3
Total average impaired loans and leases	$1,660	14	1,738	37

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30,	December 31,
($ in millions)	2018	2017
Commercial loans and leases:
Commercial and industrial loans	$240	276
Commercial mortgage owner-occupied loans	9	19
Commercial mortgage nonowner-occupied loans	3	7
Commercial leases	26	4
Total nonaccrual portfolio commercial loans and leases	278	306
Residential mortgage loans	23	30
Consumer loans:
Home equity	74	74
Automobile loans	1	1
Credit card	26	26
Other consumer loans	1	-
Total nonaccrual portfolio consumer loans	102	101
Total nonaccrual portfolio loans and leases(a)(b)	$403	437
OREO and other repossessed property	45	52
Total nonperforming portfolio assets(a)(b)	$448	489
(a)	Excludes $35 and $6 of nonaccrual loans held for sale at September 30, 2018 and December 31, 2017, respectively.
(b)

Includes $4 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2018 and December 31, 2017, respectively, of which $2 and $3 are restructured nonaccrual government insured commercial loans at September 30, 2018 and December 31, 2017, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $163 million and $235 million as of September 30, 2018 and December 31, 2017, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $28 million and $69 million, respectively, as of September 30, 2018 compared with $53 million and $78 million, respectively, as of December 31, 2017.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

	Number of Loans Modified in a TDR	Recorded Investment in Loans Modified in a TDR	(Decrease) Increase to ALLL Upon	Charge-offs Recognized Upon
September 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	16	$ 52	(7)	7
Residential mortgage loans	185	24	1	-
Consumer loans:
Home equity	30	2	-	-
Automobile loans	25	-	-	-
Credit card	1,547	8	2	-
Total portfolio loans	1,803	$ 86	(4)	7
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

	Number of Loans Modified in a TDR	Recorded Investment in Loans Modified in a TDR	(Decrease) Increase to ALLL Upon	Charge-offs Recognized Upon
September 30, 2017 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	17	$ 73	(6)	-
Commercial mortgage owner-occupied loans	1	-	-	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	247	35	1	-
Consumer loans:
Home equity	38	2	-	-
Automobile loans	28	-	-	-
Credit card	2,021	10	2	-
Total portfolio loans	2,353	$ 120	(3)	-
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

	Number of Loans Modified in a TDR	Recorded Investment in Loans Modified in a TDR	Increase to ALLL Upon	Charge-offs Recognized Upon
September 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	41	$ 187	2	7
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	969	148	4	-
Consumer loans:
Home equity	84	6	-	-
Automobile loans	64	-	-	-
Credit card	5,187	27	6	1
Total portfolio loans	6,347	$ 368	12	8
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Number of Loans Modified in a TDR	Recorded Investment in Loans and Leases Modified in a TDR	Increase (Decrease) to ALLL Upon	Charge-offs Recognized Upon
September 30, 2017 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans and leases:
Commercial and industrial loans	67	$ 226	(4)	6
Commercial mortgage owner-occupied loans	8	8	5	-
Commercial mortgage nonowner-occupied loans	3	-	-	-
Residential mortgage loans	649	92	4	-
Consumer loans:
Home equity	113	7	-	-
Automobile loans	73	-	-	-
Credit card	5,929	27	5	1
Total portfolio loans and leases	6,842	$ 360	10	7
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2018 and 2017 and were within twelve months of the restructuring date:

	Number of	Recorded
September 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	5	$32
Residential mortgage loans	28	4
Consumer loans:
Home equity	4	-
Credit card	146	1
Total portfolio loans	183	$37
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

	Number of	Recorded
September 30, 2017 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	3	$1
Commercial mortgage owner-occupied loans	1	-
Residential mortgage loans	49	7
Consumer loans:
Home equity	2	-
Credit card	417	2
Total portfolio loans	472	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2018 and 2017 and were within twelve months of the restructuring date:

	Number of	Recorded
September 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	8	$61
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	138	24
Consumer loans:
Home equity	6	-
Credit card	525	3
Total portfolio loans	679	$88
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

	Number of	Recorded
September 30, 2017 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	7	$17
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	132	19
Consumer loans:
Home equity	13	2
Credit card	1,254	6
Total portfolio loans	1,410	$45
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2018	December 31, 2017
Land and improvements(a)	$597	644
Buildings(a)	1,593	1,679
Equipment	1,962	1,876
Leasehold improvements	404	399
Construction in progress(a)	89	93
Bank premises and equipment held for sale:
Land and improvements	24	17
Buildings	11	9
Equipment	3	1
Accumulated depreciation and amortization	(2,787)	(2,715)
Total bank premises and equipment	$1,896	2,003
(a)

At September 30, 2018 and December 31, 2017, land and improvements, buildings and construction in progress included $55 and $91, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of September 30, 2018, the Bancorp had identified 31 specific branches for closure under the 2018 Branch Optimization Plan with these closures expected to be completed prior to December 31, 2018. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan prior to December 31, 2019. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were immaterial and $41 million for the three and nine months ended September 30, 2018, respectively, and $1 million and $6 million for the three and nine months ended September 30, 2017, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. The Bancorp completed its annual goodwill impairment test as of September 30, 2018 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2018 and 2017 were as follows:

	Commercial	Branch	Consumer	Wealth and Asset
($ in millions)	Banking	Banking	Lending	Management	Total
Goodwill	$1,363	1,655	215	148	3,381
Accumulated impairment losses	(750)	-	(215)	-	(965)
Net carrying value as of December 31, 2016	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	7	7
Net carrying value as of September 30, 2017	$613	1,655	-	155	2,423

Net carrying value as of December 31, 2017	$613	1,655	-	177	2,445
Acquisition activity	17	-	-	-	17
Net carrying value as of September 30, 2018	$630	1,655	-	177	2,462

9. Intangible Assets

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

The details of the Bancorp’s intangible assets are shown in the following table:

	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount
As of September 30, 2018
Core deposit intangibles	$34	(30)	4
Customer relationships	20	(2)	18
Non-compete agreements	14	(11)	3
Other	6	(3)	3
Total intangible assets	$74	(46)	28
As of December 31, 2017
Core deposit intangibles	$34	(29)	5
Customer relationships	16	-	16
Non-compete agreements	13	(10)	3
Other	6	(3)	3
Total intangible assets	$69	(42)	27

As of September 30, 2018, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $2 million and immaterial for the three months ended September 30, 2018 and 2017, respectively, and $4 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively. The Bancorp’s projection of amortization expense shown in the following table is based on existing balances as of September 30, 2018. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2018 through 2022 is as follows:

($ in millions)	Total
Remainder of 2018	$1
2019	5
2020	3
2021	3
2022	2

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

	Automobile Loan	CDC
September 30, 2018 ($ in millions)	Securitizations	Investments	Total
Assets:
Other short-term investments	$41	-	41
Commercial mortgage loans	-	20	20
Automobile loans	773	-	773
ALLL	(4)	-	(4)
Other assets	5	-	5
Total assets	$815	20	835
Liabilities:
Other liabilities	$1	-	1
Long-term debt	710	-	710
Total liabilities	$711	-	711
Noncontrolling interests	$-	20	20

	Automobile Loan	CDC
December 31, 2017 ($ in millions)	Securitizations	Investments	Total
Assets:
Other short-term investments	$62	-	62
Commercial mortgage loans	-	20	20
Automobile loans	1,277	-	1,277
ALLL	(6)	-	(6)
Other assets	7	-	7
Total assets	$1,340	20	1,360
Liabilities
Other liabilities	$2	-	2
Long-term debt	1,190	-	1,190
Total liabilities	$1,192	-	1,192
Noncontrolling interests	$-	20	20

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

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017 resulting in a decrease of $27 million in commercial mortgage loans, a decrease of $20 million in ALLL associated with the commercial mortgage loans and a decrease of $18 million in indemnification guarantee exposure. The Bancorp’s maximum exposure related to the remaining indemnifications at September 30, 2018 and December 31, 2017 was $19 million and $17 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

	Total	Total	Maximum
September 30, 2018 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,229	378	1,229
Private equity investments	40	-	73
Loans provided to VIEs	2,239	-	3,404

	Total	Total	Maximum
December 31, 2017 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,376	355	1,376
Private equity investments	102	-	150
Loans provided to VIEs	1,845	-	2,910

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

At September 30, 2018 and December 31, 2017, the Bancorp’s CDC investments included $1.1 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $368 million and $355 million at September 30, 2018 and December 31, 2017, respectively. The unfunded commitments as of September 30, 2018 are expected to be funded from 2018 to 2034.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Statements of Income Caption	2018	2017	2018	2017
Pre-tax investment and impairment losses(a)	Other noninterest expense	$38	36	131	107
Tax credits and other benefits	Applicable income tax expense	(43)	(56)	(146)	(168)
(a)

The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2018 and 2017.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at September 30, 2018 and December 31, 2017, the unfunded commitment amounts to the funds were $33 million and $48 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $1 million and $2 million during the three months ended September 30, 2018 and 2017, respectively and $6 million and $9 million during the nine months ended September 30, 2018 and 2017, respectively. The Bancorp recognized zero and $8 million of OTTI associated with certain nonconforming investments affected by the Volcker Rule during the three and nine months ended September 30, 2018, respectively and did not recognize OTTI during both the three and nine months ended September 30, 2017, respectively. Refer to Note 22 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2018 and December 31, 2017, the Bancorp’s unfunded commitments to these entities were $1.2 billion and $1.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and nine months ended September 30, 2018 and 2017. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Residential mortgage loan sales(a)	$1,446	1,593	3,919	4,740

Origination fees and gains on loan sales	25	40	77	106
Gross mortgage servicing fees	56	56	162	152
(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2018	2017
Balance, beginning of period	$858	744
Servicing rights originated - residential mortgage loans	62	99
Servicing rights acquired - residential mortgage loans	82	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	103	(15)
Other changes in fair value(b)	(95)	(89)
Balance, end of period	$1,010	848
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Securities (losses) gains, net - non-qualifying hedges on MSRs	$(1)	2	(18)	4
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(24)	1	(89)	16
MSR fair value adjustment due to changes in inputs or assumptions(a)	25	(2)	103	(15)
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2018 and 2017 were as follows:

		September 30, 2018			September 30, 2017
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	6.5	11.1%	517	7.6	9.2%	499
Servicing rights	Adjustable	3.3	23.7	700	2.5	35.1	650

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2018 and December 31, 2017, the Bancorp serviced $64.0 billion and $60.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2018, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
								OAS Spread	Impact of
			Weighted-		Impact of Adverse Change				Adverse Change
		Fair	Average Life		on Fair Value				on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$996	6.6	9.1%	$(36)	(70)	(162)	533	$(20)	(39)
Servicing rights	Adjustable	14	3.5	23.2	(1)	(2)	(4)	842	-	(1)

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2018 and December 31, 2017, the balance of collateral held by the Bancorp for derivative assets was $306 million and $409 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $91 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of September 30, 2018. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of both September 30, 2018 and December 31, 2017 was $3 million.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2018 and December 31, 2017, the balance of collateral posted by the Bancorp for derivative liabilities was $490 million and $365 million, respectively, and $143 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of September 30, 2018 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2018 and December 31, 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
September 30, 2018 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	203	9
Total fair value hedges		203	9
Cash flow hedges:
Interest rate swaps related to C&I loans	6,150	2	17
Total cash flow hedges		2	17
Total derivatives designated as qualifying hedging instruments		205	26
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	13,745	49	15
Forward contracts related to residential mortgage loans held for sale	955	4	-
Swap associated with the sale of Visa, Inc. Class B Shares	2,473	-	144
Total free-standing derivatives - risk management and other business purposes		53	159
Free-standing derivatives - customer accommodation:
Interest rate contracts	53,651	280	322
Interest rate lock commitments	397	7	-
Commodity contracts	5,818	315	296
TBA securities	20	-	-
Foreign exchange contracts	12,940	124	110
Total free-standing derivatives - customer accommodation		726	728
Total derivatives not designated as qualifying hedging instruments		779	887
Total		$984	913

		Fair Value
	Notional	Derivative	Derivative
December 31, 2017 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,705	297	5
Total fair value hedges		297	5
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	-	12
Total cash flow hedges		-	12
Total derivatives designated as qualifying hedging instruments		297	17
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,035	54	15
Forward contracts related to residential mortgage loans held for sale	1,284	1	1
Stock warrant	20	20	-
Swap associated with the sale of Visa, Inc. Class B Shares	1,900	-	137
Foreign exchange contracts	112	-	1
Total free-standing derivatives - risk management and other business purposes		75	154
Free-standing derivatives - customer accommodation:
Interest rate contracts	42,216	154	145
Interest rate lock commitments	446	8	-
Commodity contracts	4,125	165	167
TBA securities	26	-	-
Foreign exchange contracts	12,654	124	119
Total free-standing derivatives - customer accommodation		451	431
Total derivatives not designated as qualifying hedging instruments		526	585
Total		$823	602

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all designated fair value hedges of interest rate risk as of September 30, 2018, the Bancorp performed an assessment of hedge effectiveness using regression analysis (quantitative approach) with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

			For the three months		For the nine months
	Condensed Consolidated		ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption		2018	2017	2018	2017
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$	(29)	(6)	(110)	(13)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt		31	5	113	11

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

	Condensed Consolidated
($ in millions)	Balance Sheets Caption		September 30, 2018
Carrying amount of the hedged item	Long-term debt	$	3,917
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt		(182)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2018, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2018, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 70 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, $33 million and $9 million, respectively, of net deferred losses, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2018, $20 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2018.

During both the three and nine months ended September 30, 2018 and 2017, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017(a)	2018	2017(a)
Amount of pretax net (losses) gains recognized in OCI	$	(25)	-	(31)	3
Amount of pretax net (losses) gains reclassified from OCI into net income		(2)	3	(2)	17
(a)

For both the three and nine months ended September 30, 2017, the amount of pretax net losses recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income. Upon the adoption of ASU 2017-12, the Bancorp recorded a cumulative effect adjustment to retained earnings effective January 1, 2018 related to the elimination of the separate measurement of ineffectiveness. Refer to Note 3 for additional information.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

		For the three months		For the nine months
	Condensed Consolidated	ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption	2018	2017	2018	2017
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$7	(1)	4	(17)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(24)	1	(89)	16
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(1)	(4)	3	(8)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(17)	(47)	(66)	(69)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2018 and December 31, 2017, the total notional amount of the risk participation agreements was $3.9 billion and $2.8 billion, respectively, and the fair value was a liability of $8 million and $5 million at September 30, 2018 and December 31, 2017, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2018, the risk participation agreements had a weighted-average remaining life of 3.7 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2018	2017
Pass	$3,852	2,748
Special mention	69	66
Substandard	10	24
Total	$3,931	2,838

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months		For the nine months
	Condensed Consolidated	ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption	2018	2017	2018	2017
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	5	23	15
Interest rate lock commitments	Mortgage banking net revenue	17	27	52	76
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	3	1	7	4
Commodity contracts for customers (credit losses)	Other noninterest expense	-	-	-	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	-	(1)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	16	11	43	33
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	3	-	8	-
Foreign exchange contracts for customers (credit losses)	Other noninterest expense	-	-	-	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	(1)	1	-

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of September 30, 2018 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$977	(287)	(260)	430
Total assets	977	(287)	(260)	430

Liabilities:
Derivatives	913	(287)	(232)	394
Total liabilities	$913	(287)	(232)	394
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of December 31, 2017 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$815	(213)	(362)	240
Total assets	815	(213)	(362)	240

Liabilities:
Derivatives	602	(213)	(155)	234
Total liabilities	$602	(213)	(155)	234
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

	September 30,	December 31,
($ in millions)	2018	2017
FHLB advances	$600	3,125
Securities sold under repurchase agreements	287	546
Derivative collateral	227	341
Total other short-term borrowings	$1,114	4,012

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2018 and December 31, 2017, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

14. Long-Term Debt

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

15. Capital Actions

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2018, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2018:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 19, 2017	$273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018	235	6,402,244	1,172,122	7,574,366	June 15, 2018

Open Market Share Repurchase Transactions

Between July 20, 2018 and August 2, 2018, the Bancorp repurchased 16,945,020 shares, or approximately $500 million, of its outstanding common stock through open market repurchase transactions, which settled between July 24, 2018 and August 6, 2018.

For further information on a subsequent event related to capital actions, refer to Note 25.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	September 30,	December 31,
($ in millions)	2018	2017
Commitments to extend credit	$70,689	68,106
Letters of credit	2,062	2,185
Forward contracts related to residential mortgage loans held for sale	955	1,284
Noncancelable operating lease obligations	591	568
Purchase obligations	108	144
Capital commitments for private equity investments	33	48
Capital expenditures	31	37
Capital lease obligations	19	26

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2018 and December 31, 2017, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $129 million and $161 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2018	2017
Pass	$70,149	67,254
Special mention	283	330
Substandard	257	522
Total commitments to extend credit	$70,689	68,106

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2018:

($ in millions)
Less than 1 year(a)	$1,062
1 - 5 years(a)	989
Over 5 years	11
Total letters of credit	$2,062
(a)	Includes $4 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2018 and December 31, 2017, and are considered guarantees in accordance with U.S. GAAP. Approximately 61% of the total standby letters of credit were collateralized as of both September 30, 2018 and December 31, 2017. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $5 million and $6 million at September 30, 2018 and December 31, 2017, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2018	2017
Pass	$1,894	1,830
Special mention	22	67
Substandard	146	218
Doubtful	-	70
Total letters of credit	$2,062	2,185

At September 30, 2018 and December 31, 2017, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2018 and December 31, 2017, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $519 million and $602 million, respectively, of which FTS acted as the remarketing agent to issuers on $514 million and $508 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $273 million and $331 million of the VRDNs remarketed by FTS, in addition to $5 million and $94 million in VRDNs remarketed by third parties at September 30, 2018 and December 31, 2017, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $15 million and $1 million of these VRDNs in its portfolio and classified them as trading securities at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $6 million and $9 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2018 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended September 30, 2018 and 2017, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $4 million in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2018 and 2017, the Bancorp paid immaterial amounts in the form of make whole payments and repurchased $11 million and $9 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2018 and 2017 were $6 million and $4 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2018 and 2017 were $17 million and $12 million, respectively. Total outstanding repurchase demand inventory was $5 million and $1 million at September 30, 2018 and December 31, 2017, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2018	2017	2018	2017
Balance, beginning of period	$7	11	9	13
Net reductions to the reserve	(1)	(1)	(3)	(3)
Balance, end of period	$6	10	6	10

The following tables provide a rollforward of unresolved claims by claimant type for the nine months ended:

	GSE		Private Label
September 30, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$-
New demands	104	17	-	-
Resolved demands	(85)	(13)	-	-
Balance, end of period	25	$5	1	$-

	GSE		Private Label
September 30, 2017 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	13	$2	-	$-
New demands	86	12	-	-
Loan paydowns/payoffs	(2)	-	-	-
Resolved demands	(90)	(13)	-	-
Balance, end of period	7	$1	-	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $282 million and $312 million at September 30, 2018 and December 31, 2017, respectively, and the delinquency rates were 2.4% and 3.0% at September 30, 2018 and December 31, 2017, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million at both September 30, 2018 and December 31, 2017 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $18 million and $15 million at September 30, 2018 and December 31, 2017, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2018 and December 31, 2017.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2018, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $144 million at September 30, 2018 and $137 million at December 31, 2017. Refer to Note 12 and Note 22 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Legal and Regulatory Proceedings

Litigation

Visa/MasterCard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 05-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On June 5, 2018, the defendants in the consolidated class action reached an agreement to settle in principle with the proposed plaintiffs’ class seeking monetary damages (the “Plaintiff Damages Class”). On September 17, 2018, those parties signed a settlement agreement (the “Amended Settlement Agreement”) superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement includes, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provides for a total payment by all defendants of $6.24 billion, composed of approximately $5.3 billion held in escrow and an additional $900 million. The Bancorp’s allocated share of the putative settlement is within existing reserves. If more than 15% of class members (by payment volume) opt out of the class, up to $700 million of the settlement payment may be returned to the defendants. The settlement is subject to District Court approval, and on September 18, 2018, the Plaintiff Damages Class filed a Motion for Preliminary Approval of the Amended Settlement Agreement. This settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who are pursuing separate lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 16 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-00851). On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denies all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. The plaintiffs filed a notice of appeal on May 5, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank, Case No. 16-cv-00556), alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million, plus interest. Fifth Third denies all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota. No trial date has been scheduled.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $9 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Related Party Transactions

Worldpay, Inc. and Worldpay Holding, LLC

On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp recognized a gain of $414 million in other noninterest income during the first quarter of 2018 associated with the dilution in its ownership interest in Worldpay Holding, LLC from approximately 8.6% to approximately 4.9%.

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc. The Bancorp had previously received these Class A shares in exchange for Class B Units of Worldpay Holding, LLC. The Bancorp recognized a gain of $205 million related to the sale. As a result of the sale, the Bancorp beneficially owns approximately 3.3% of Worldpay’s equity through its ownership of approximately 10.3 million Class B Units. At September 30, 2018, the Bancorp’s remaining interest in Worldpay Holding, LLC of $424 million continues to be accounted for as an equity method investment given the nature of Worldpay Holding, LLC’s structure as a limited liability company and contractual arrangements between Worldpay Holding, LLC and the Bancorp.

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

At the time of the IPO, the Bancorp recognized a $16 million gain on its investment in GreenSky, LLC, which was included in other noninterest income in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018. At September 30, 2018, the investment in GS Holdings was $45 million, which was included in equity securities in the Condensed Consolidated Balance Sheets.

19. Income Taxes

The applicable income tax expense was $79 million and $475 million for the three months ended September 30, 2018 and 2017, respectively, and $321 million and $694 million for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rates for the three months ended September 30, 2018 and 2017 were 15.6% and 31.9%, respectively, and 15.7% and 29.2% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for both the three and nine months ended September 30, 2018 compared to the same periods in the prior year was primarily related to the reduction in the federal statutory corporate tax rate partially offset by changes to previously deductible items associated with the enactment of the TCJA.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2018 ($ in millions)		Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$	(271)	64	(207)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		-	-	-
Net unrealized losses on available-for-sale debt securities		(271)	64	(207)	(485)	(207)	(692)

Unrealized holding losses on cash flow hedge derivatives arising during period		(25)	6	(19)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income		2	-	2
Net unrealized losses on cash flow hedge derivatives		(23)	6	(17)	(16)	(17)	(33)

Net actuarial loss arising during the period		(2)	-	(2)
Reclassification of amounts to net periodic benefit costs		3	-	3
Defined benefit pension plans, net		1	-	1	(51)	1	(50)
Total	$	(293)	70	(223)	(552)	(223)	(775)

		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2017 ($ in millions)		Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale securities arising during period	$	34	(12)	22
Reclassification adjustment for net losses on available-for-sale securities included in net income		1	-	1
Net unrealized gains on available-for-sale securities		35	(12)	23	210	23	233

Unrealized holding gains on cash flow hedge derivatives arising during period		-	-	-
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(3)	1	(2)
Net unrealized gains on cash flow hedge derivatives		(3)	1	(2)	3	(2)	1

Net actuarial loss arising during the period		(3)	1	(2)
Reclassification of amounts to net periodic benefit costs		5	(2)	3
Defined benefit pension plans, net		2	(1)	1	(50)	1	(49)
Total	$	34	(12)	22	163	22	185

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the nine months ended:

		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2018 ($ in millions)		Activity	Effect	Activity	Balance(a)	Activity	Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$	(1,082)	248	(834)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		9	(2)	7
Net unrealized losses on available-for-sale debt securities		(1,073)	246	(827)	135	(827)	(692)

Unrealized holding losses on cash flow hedge derivatives arising during period		(31)	7	(24)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income		2	-	2
Net unrealized losses on cash flow hedge derivatives		(29)	7	(22)	(11)	(22)	(33)

Net actuarial loss arising during the period		(2)	-	(2)
Reclassification of amounts to net periodic benefit costs		7	(2)	5
Defined benefit pension plans, net		5	(2)	3	(53)	3	(50)
Total	$	(1,097)	251	(846)	71	(846)	(775)
(a) The Bancorp’s AOCI balance was adjusted as of January 1, 2018 to reflect the adoption of new accounting standards. Refer to Note 3 for additional information.
		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2017 ($ in millions)		Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale securities arising during period	$	204	(74)	130
Reclassification adjustment for net losses on available-for-sale securities included in net income		3	(1)	2
Net unrealized gains on available-for-sale securities		207	(75)	132	101	132	233

Unrealized holding gains on cash flow hedge derivatives arising during period		3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(17)	6	(11)
Net unrealized gains on cash flow hedge derivatives		(14)	5	(9)	10	(9)	1

Net actuarial loss arising during the period		(4)	1	(3)
Reclassification of amounts to net periodic benefit costs		9	(3)	6
Defined benefit pension plans, net		5	(2)	3	(52)	3	(49)
Total	$	198	(72)	126	59	126	185

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Condensed Consolidated		For the three months ended September 30,		For the nine months ended September 30,
Components of AOCI: ($ in millions)	Statements of Income Caption		2018	2017	2018	2017

Net unrealized losses on available-for-sale debt securities:(b)
Net losses included in net income	Securities (losses) gains, net	$	-	(1)	(9)	(3)
	Income before income taxes		-	(1)	(9)	(3)
	Applicable income tax expense		-	-	2	1
	Net income		-	(1)	(7)	(2)

Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases		(2)	3	(2)	17
	Income before income taxes		(2)	3	(2)	17
	Applicable income tax expense		-	(1)	-	(6)
	Net income		(2)	2	(2)	11

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)		(1)	(2)	(5)	(6)
Settlements	Employee benefits expense(a)		(2)	(3)	(2)	(3)
	Income before income taxes		(3)	(5)	(7)	(9)
	Applicable income tax expense		-	2	2	3
	Net income		(3)	(3)	(5)	(6)

Total reclassifications for the period	Net income	$	(5)	(2)	(14)	3
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

		2018			2017
For the three months ended September 30,			Average	Per Share		Average	Per Share
(in millions, except per share data)		Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$	418			999
Less: Income allocated to participating securities		5			10
Net income allocated to common shareholders	$	413	668	0.62	989	721	1.37
Earnings Per Diluted Share:
Net income available to common shareholders	$	418			999
Effect of dilutive securities:
Stock-based awards		-	11		-	12
Net income available to common shareholders plus assumed conversions		418			999
Less: Income allocated to participating securities		5			10
Net income allocated to common shareholders plus assumed conversions	$	413	679	0.61	989	733	1.35

		2018			2017
For the nine months ended September 30,			Average	Per Share		Average	Per Share
(in millions, except per share data)		Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$	1,669			1,633
Less: Income allocated to participating securities		18			18
Net income allocated to common shareholders	$	1,651	680	2.43	1,615	737	2.19
Earnings Per Diluted Share:
Net income available to common shareholders	$	1,669			1,633
Effect of dilutive securities:
Stock-based awards		-	13		-	12
Net income available to common shareholders plus assumed conversions		1,669			1,633
Less: Income allocated to participating securities		18			18
Net income allocated to common shareholders plus assumed conversions	$	1,651	693	2.38	1,615	749	2.16

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2018 excludes 2 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2017 excludes 4 million and 5 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurements Using
September 30, 2018 ($ in millions)		Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$	95	-	-	95
Obligations of states and political subdivisions securities		-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities		-	15,973	-	15,973
Agency commercial mortgage-backed securities		-	10,046	-	10,046
Non-agency commercial mortgage-backed securities		-	3,097	-	3,097
Asset-backed securities and other debt securities		-	2,044	-	2,044
Available-for-sale debt and other securities(a)		95	31,162	-	31,257
Trading debt securities:
U.S. Treasury and federal agencies securities		5	15	-	20
Obligations of states and political subdivisions securities		-	69	-	69
Agency residential mortgage-backed securities		-	63	-	63
Asset-backed securities and other debt securities		-	117	-	117
Trading debt securities		5	264	-	269
Equity securities		499	1	-	500
Residential mortgage loans held for sale		-	563	-	563
Residential mortgage loans(b)		-	-	172	172
Commercial loans held for sale		-	6	-	6
MSRs		-	-	1,010	1,010
Derivative assets:
Interest rate contracts		4	534	7	545
Foreign exchange contracts		-	124	-	124
Commodity contracts		34	281	-	315
Derivative assets(d)		38	939	7	984
Total assets	$	637	32,935	1,189	34,761
Liabilities:
Derivative liabilities:
Interest rate contracts	$	-	355	8	363
Foreign exchange contracts		-	110	-	110
Equity contracts		-	-	144	144
Commodity contracts		104	192	-	296
Derivative liabilities(e)		104	657	152	913
Short positions(e)		47	51	-	98
Total liabilities	$	151	708	152	1,011
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $184, $365 and $2, respectively, at September 30, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and nine months ended September 30, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value Measurements Using
December 31, 2017 ($ in millions)		Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$	98	-	-	98
Obligations of states and political subdivisions securities		-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities		-	15,319	-	15,319
Agency commercial mortgage-backed securities		-	10,167	-	10,167
Non-agency commercial mortgage-backed securities		-	3,293	-	3,293
Asset-backed securities and other debt securities		-	2,218	-	2,218
Available-for-sale debt and other securities(a)		98	31,041	-	31,139
Trading debt securities:
U.S. Treasury and federal agencies securities		1	11	-	12
Obligations of states and political subdivisions securities		-	22	-	22
Residential mortgage-backed securities		-	395	-	395
Asset-backed securities and other debt securities		-	63	-	63
Trading debt securities		1	491	-	492
Equity securities		438	1	-	439
Residential mortgage loans held for sale		-	399	-	399
Residential mortgage loans(b)		-	-	137	137
MSRs		-	-	858	858
Derivative assets:
Interest rate contracts		1	505	8	514
Foreign exchange contracts		-	124	-	124
Equity contracts		-	20	-	20
Commodity contracts		39	126	-	165
Derivative assets(d)		40	775	8	823
Total assets	$	577	32,707	1,003	34,287
Liabilities:
Derivative liabilities:
Interest rate contracts	$	1	172	5	178
Foreign exchange contracts		-	120	-	120
Equity contracts		-	-	137	137
Commodity contracts		38	129	-	167
Derivative liabilities(e)		39	421	142	602
Short positions(e)		25	6	-	31
Total liabilities	$	64	427	142	633
(a)	Excludes FHLB, FRB, and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at December 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2018 and December 31, 2017, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at September 30, 2018 was $7 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $3 million and $5 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $3 million and $7 million, respectively. The decrease in fair value of IRLCs due to both immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and the increase in fair value due to both immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2018 ($ in millions)		Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$	162	959	4	(164)	961
Total (losses) gains (realized/unrealized):
Included in earnings		(1)	(8)	18	(17)	(8)
Purchases/originations		-	59	(1)	-	58
Settlements		(4)	-	(22)	37	11
Transfers into Level 3(b)		15	-	-	-	15
Balance, end of period	$	172	1,010	(1)	(144)	1,037
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2018(c)	$	(1)	(8)	7	(17)	(19)
(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of September 30, 2018.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2017 ($ in millions)		Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$	142	849	9	(98)	902
Total (losses) gains (realized/unrealized):
Included in earnings		-	(34)	28	(47)	(53)
Purchases/originations		-	33	(1)	-	32
Settlements		(6)	-	(28)	9	(25)
Transfers into Level 3(b)		4	-	-	-	4
Balance, end of period	$	140	848	8	(136)	860
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2017(c)	$	-	(34)	13	(47)	(68)
(a)	Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of September 30, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2018 ($ in millions)		Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$	137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings		(5)	8	54	(66)	(9)
Purchases/originations		-	144	(5)	-	139
Settlements		(12)	-	(53)	59	(6)
Transfers into Level 3(b)		52	-	-	-	52
Balance, end of period	$	172	1,010	(1)	(144)	1,037
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2018(c)	$	(5)	8	9	(66)	(54)
(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of September 30, 2018.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2017 ($ in millions)		Residential Mortgage Loans	MSRs	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$	143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings		2	(104)	77	(69)	(94)
Purchases/originations		-	208	(2)	-	206
Settlements		(16)	-	(75)	24	(67)
Transfers into Level 3(b)		11	-	-	-	11
Balance, end of period	$	140	848	8	(136)	860
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2017(c)	$	2	(104)	14	(69)	(157)
(a)	Net interest rate derivatives include derivative assets and liabilities of $13 and $5, respectively, as of September 30, 2017.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2018	2017	2018	2017
Mortgage banking net revenue	$	9	(6)	56	(27)
Corporate banking revenue		-	-	1	2
Other noninterest income		(17)	(47)	(66)	(69)
Total losses	$	(8)	(53)	(9)	(94)

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2018 and 2017 were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended		For the nine months ended
		September 30,		September 30,
($ in millions)		2018	2017	2018	2017
Mortgage banking net revenue	$	(2)	(21)	11	(90)
Corporate banking revenue		-	-	1	2
Other noninterest income		(17)	(47)	(66)	(69)
Total losses	$	(19)	(68)	(54)	(157)

The following tables present information as of September 30, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$172	Loss rate model	Interest rate risk factor	(12.7) - 11.0%	-0.6%
			Credit risk factor	0 - 40.3%	0.7%
MSRs	1,010	DCF	Prepayment speed	0.5-97.0%	(Fixed) 9.1% (Adjustable) 23.2%

			OAS spread (bps)	449-1,513	(Fixed) 533 (Adjustable) 842
IRLCs, net	7	DCF	Loan closing rates	6.2 - 96.7%	76.6%
Swap associated with the sale of Visa, Inc.	(144)	DCF	Timing of the resolution	1/31/2021 -	9/6/2021
Class B Shares			of the Covered Litigation	11/30/2023

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2017 ($ in millions)
Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$	140	Loss rate model	Interest rate risk factor	(9.2) - 14.9%	3.2%
				Credit risk factor	0 - 46.2%	1.0%
MSRs		848	DCF	Prepayment speed	0.8-98.0%	(Fixed) 11.8% (Adjustable) 25.2%

				OAS spread (bps)	430-1,515	(Fixed) 502 (Adjustable) 784
IRLCs, net		13	DCF	Loan closing rates	3.3- 96.5%	72.8%
Swap associated with the sale of Visa, Inc.		(136)	DCF	Timing of the resolution	12/31/2020 -	8/15/2021
Class B Shares				of the Covered Litigation	12/31/2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2018 and 2017 and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2018 and 2017, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

		Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of September 30, 2018 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Commercial loans held for sale	$	-	-	3	3	(1)	(2)
Commercial and industrial loans		-	-	156	156	(16)	(46)
Commercial mortgage loans		-	-	2	2	-	6
Commercial leases		-	-	14	14	1	(9)
OREO		-	-	21	21	(2)	(6)
Bank premises and equipment		-	-	36	36	-	(41)
Operating lease equipment		-	-	10	10	(1)	(4)
Private equity investments		-	69	3	72	14	44
Total	$	-	69	245	314	(5)	(58)

		Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2017 ($ in millions)		Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2017	For the nine months ended September 30, 2017
Commercial loans held for sale	$	-	-	8	8	(1)	(33)
Commercial and industrial loans		-	-	354	354	(10)	(68)
Commercial mortgage loans		-	-	20	20	(1)	(12)
Commercial leases		-	-	1	1	-	(2)
OREO		-	-	20	20	(3)	(8)
Bank premises and equipment		-	-	25	25	(1)	(6)
Operating lease equipment		-	-	56	56	-	(20)
Total	$	-	-	484	484	(16)	(149)

The following tables present information as of September 30, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$3	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	156	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	2	Appraised value	Collateral value	NM	NM
Commercial leases	14	Appraised value	Collateral value	NM	NM
OREO	21	Appraised value	Appraised value	NM	NM
Bank premises and equipment	36	Appraised value	Appraised value	NM	NM
Operating lease equipment	10	Appraised value	Appraised value	NM	NM
Private equity investments	-	Liquidity discount applied	Liquidity discount	0-43.0%	12.9%
		to fund’s net asset value
	3	Comparable company analysis	Market comparable transactions	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2017 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$8	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	354	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	20	Appraised value	Collateral value	NM	NM
Commercial leases	1	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	25	Appraised value	Appraised value	NM	NM
Operating lease equipment	56	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the three and nine months ended September 30, 2018, the Bancorp transferred zero and $1 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. During the three and nine months ended September 30, 2017, the Bancorp transferred $9 million and $84 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. These loans had fair value adjustments of zero and an immaterial amount during the three and nine months ended September 30, 2018, respectively, and had $1 million and $31 million of fair value adjustments during the three and nine months ended September 30, 2017, respectively. These fair value adjustments were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were $1 million and $2 million for the three and nine months ended September 30, 2018, respectively, and immaterial for both the three and nine months ended September 30, 2017. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains on the sale of commercial loans held for sale during both the three and nine months ended September 30, 2018. The Bancorp did not recognize any gains or losses on the sale of commercial loans held for sale during the three months ended September 30, 2017 and recognized $2 million in losses on the sale of commercial loans held for sale for the nine months ended September 30, 2017.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business, reviews the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department, reviews all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the three and nine months ended September 30, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During the three and nine months ended September 30, 2018 and 2017, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $1 million and $3 million in losses, recorded as charge-offs on new OREO properties transferred from loans during the three and nine months ended September 30, 2018, respectively, and an immaterial amount and $3 million for the three and nine months ended September 30, 2017, respectively. These losses also included $1 million and $3 million in losses for the three and nine months ended September 30, 2018, respectively, and $3 million and $5 million in losses for the three and nine months ended September 30, 2017, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During the three and nine months ended September 30, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Bancorp recorded net losses of $1 million and $4 million for the three and nine months ended September 30, 2018, respectively. The Bancorp did not record any losses for the three months ended September 30, 2017 and recorded net losses of $20 million for the nine months ended September 30, 2017 as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

As a result of adopting ASU 2016-01, effective January 1, 2018, the Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $13 million and $64 million resulting from observable price changes during the three and nine months ended September 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2018 includes a cumulative $48 million of positive adjustments as a result of observable price changes. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a discounted cash flow method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of an immaterial amount and $11 million during the three and nine months ended September 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2018 includes a cumulative $11 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp recognized an immaterial amount and $10 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three and nine months ended September 30, 2018, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported net asset value of the fund or through a discounted cash flow analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Payments, Strategy and Digital Solutions, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2018 and 2017 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $12 million and $27 million for the nine months ended September 30, 2018 and 2017, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at September 30, 2018 and 2017 for which the fair value option was elected included gains of an immaterial amount for both the nine months ended September 30, 2018 and 2017. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at September 30, 2018 and December 31, 2017, respectively. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at September 30, 2018. The Bancorp did not hold any commercial loans held for sale at December 31, 2017. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

		Aggregate	Aggregate Unpaid
September 30, 2018 ($ in millions)		Fair Value	Principal Balance	Difference
Residential mortgage loans measured at fair value	$	735	723	12
Past due loans of 90 days or more		4	4	-
Nonaccrual loans		1	1	-
Commercial loans measured at fair value		6	6	-
December 31, 2017
Residential mortgage loans measured at fair value	$	536	522	14
Past due loans of 90 days or more		5	5	-
Nonaccrual loans		1	1	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

		Net Carrying	Fair Value Measurements Using			Total
As of September 30, 2018 ($ in millions)		Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$	2,100	2,100	-	-	2,100
Other short-term investments		1,429	1,429	-	-	1,429
Other securities		551	-	551	-	551
Held-to-maturity securities		18	-	-	18	18
Loans and leases held for sale		94	-	-	94	94
Portfolio loans and leases:
Commercial and industrial loans		42,098	-	-	43,066	43,066
Commercial mortgage loans		6,622	-	-	6,556	6,556
Commercial construction loans		4,863	-	-	4,920	4,920
Commercial leases		3,676	-	-	3,266	3,266
Residential mortgage loans		15,330	-	-	15,544	15,544
Home equity		6,448	-	-	6,816	6,816
Automobile loans		8,963	-	-	8,687	8,687
Credit card		2,189	-	-	2,599	2,599
Other consumer loans		2,100	-	-	2,205	2,205
Unallocated ALLL		(109)	-	-	-	-
Total portfolio loans and leases, net	$	92,180	-	-	93,659	93,659
Financial liabilities:
Deposits	$	104,342	-	104,279	-	104,279
Federal funds purchased		2,316	2,316	-	-	2,316
Other short-term borrowings		1,114	-	1,114	-	1,114
Long-term debt		14,460	14,200	432	-	14,632

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2017 ($ in millions)		Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$	2,514	2,514	-	-	2,514
Other short-term investments		2,753	2,753	-	-	2,753
Other securities		612	-	612	-	612
Held-to-maturity securities		24	-	-	24	24
Loans and leases held for sale		93	-	-	93	93
Portfolio loans and leases:
Commercial and industrial loans		40,519	-	-	41,718	41,718
Commercial mortgage loans		6,539	-	-	6,490	6,490
Commercial construction loans		4,530	-	-	4,560	4,560
Commercial leases		4,054	-	-	3,705	3,705
Residential mortgage loans		15,365	-	-	15,996	15,996
Home equity		6,968	-	-	7,410	7,410
Automobile loans		9,074	-	-	8,832	8,832
Credit card		2,182	-	-	2,616	2,616
Other consumer loans		1,526	-	-	1,621	1,621
Unallocated ALLL		(120)	-	-	-	-
Total portfolio loans and leases, net	$	90,637	-	-	92,948	92,948
Financial liabilities:
Deposits	$	103,162	-	103,123	-	103,123
Federal funds purchased		174	174	-	-	174
Other short-term borrowings		4,012	-	4,012	-	4,012
Long-term debt		14,904	15,045	529	-	15,574

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

The results of operations and financial position for the three and nine months ended September 30, 2017 were adjusted to reflect changes in internal expense allocation methodologies.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,152 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2018 ($ in millions)		Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$	427	525	60	46	(15)		-		1,043
Provision for (benefit from) loan and lease losses		(11)	34	10	3	50		-		86
Net interest income after provision for loan and lease losses		438	491	50	43	(65)		-		957
Noninterest income:
Service charges on deposits		68	71	-	-	-		-		139
Wealth and asset management revenue		1	38	-	110	-		(35	)(a)	114
Corporate banking revenue		100	1	-	-	(1)		-		100
Card and processing revenue		14	67	-	1	-		-		82
Mortgage banking net revenue		-	1	48	-	-		-		49
Other noninterest income		52	26	3	4	1		-		86
Securities losses, net		-	-	-	-	(6)		-		(6)
Securities losses, net - non-qualifying hedges on MSRs		-	-	(1)	-	-		-		(1)
Total noninterest income		235	204	50	115	(6)		(35)		563
Noninterest expense:
Salaries, wages and incentives		71	109	38	44	159		-		421
Employee benefits		8	22	8	6	38		-		82
Net occupancy expense		6	44	3	3	14		-		70
Technology and communications		2	1	2	-	66		-		71
Equipment expense		6	12	-	-	13		-		31
Card and processing expense		2	30	-	-	(1)		-		31
Other noninterest expense		250	215	49	73	(250)		(35)		302
Total noninterest expense		345	433	100	126	39		(35)		1,008
Income (loss) before income taxes		328	262	-	32	(110)		-		512
Applicable income tax expense (benefit)		30	55	-	7	(13)		-		79
Net income (loss)		298	207	-	25	(97)		-		433
Total goodwill	$	630	1,655	-	177	-		-		2,462
Total assets	$	60,135	60,222	22,188	9,171	(10,031	)(b)	-		141,685
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes bank premises and equipment of $38 classified as held for sale. For more information refer to Note 7.

September 30, 2017 ($ in millions)		Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$	422	453	59	38	(2)		-		970
Provision for (benefit from) loan and lease losses		(3)	35	8	(1)	28		-		67
Net interest income after provision for loan and lease losses		425	418	51	39	(30)		-		903
Noninterest income:
Service charges on deposits		71	67	-	-	-		-		138
Wealth and asset management revenue		1	35	-	99	(1)		(32	)(a)	102
Corporate banking revenue		100	1	-	-	-		-		101
Card and processing revenue		14	64	-	1	-		-		79
Mortgage banking net revenue		-	2	61	-	-		-		63
Other noninterest income(b)		30	22	5	1	1,018		-		1,076
Securities gains, net - non-qualifying hedges on MSRs		-	-	2	-	-		-		2
Total noninterest income		216	191	68	101	1,017		(32)		1,561
Noninterest expense:
Salaries, wages and incentives		64	104	38	37	164		-		407
Employee benefits		7	22	8	5	35		-		77
Net occupancy expense		6	43	3	3	19		-		74
Technology and communications		2	1	-	-	59		-		62
Equipment expense		5	13	-	-	12		-		30
Card and processing expense		1	31	-	-	-		-		32
Other noninterest expense		256	205	52	66	(254)		(32)		293
Total noninterest expense		341	419	101	111	35		(32)		975
Income before income taxes		300	190	18	29	952		-		1,489
Applicable income tax expense		56	66	6	10	337		-		475
Net income		244	124	12	19	615		-		1,014
Total goodwill	$	613	1,655	-	155	-		-		2,423
Total assets	$	58,752	57,246	22,447	8,821	(5,002	)(c)	-		142,264
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $1 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes bank premises and equipment of $36 classified as held for sale. For more information refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2018 ($ in millions)		Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$	1,273		1,490	178	134	(16)		-		3,059
Provision for (benefit from) loan and lease losses		(41)		124	30	8	21		-		142
Net interest income after provision for loan and lease losses		1,314		1,366	148	126	(37)		-		2,917
Noninterest income:
Service charges on deposits		207		205	-	1	1		-		414
Wealth and asset management revenue		3		113	-	324	(1)		(104	)(a)	335
Corporate banking revenue		304	(c)	4	-	1	(1)		-		308
Card and processing revenue		42		199	-	4	-		-		245
Mortgage banking net revenue		-		4	153	1	-		-		158
Other noninterest income(b)		125		33	11	13	612		-		794
Securities losses, net		-		-	-	-	(21)		-		(21)
Securities losses, net - non-qualifying hedges on MSRs		-		-	(18)	-	-		-		(18)
Total noninterest income		681		558	146	344	590		(104)		2,215
Noninterest expense:
Salaries, wages and incentives		214		329	120	131	545		-		1,339
Employee benefits		36		75	28	23	108		-		270
Net occupancy expense		20		131	8	9	51		-		219
Technology and communications		6		4	3	1	192		-		206
Equipment expense		18		37	-	-	37		-		92
Card and processing expense		3		89	-	-	(1)		-		91
Other noninterest expense		792		638	151	217	(821)		(104)		873
Total noninterest expense		1,089		1,303	310	381	111		(104)		3,090
Income (loss) before income taxes		906		621	(16)	89	442		-		2,042
Applicable income tax expense (benefit)		63		131	(3)	19	111		-		321
Net income (loss)		843		490	(13)	70	331		-		1,721
Total goodwill	$	630		1,655	-	177	-		-		2,462
Total assets	$	60,135		60,222	22,188	9,171	(10,031	)(d)	-		141,685
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $41 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 22.
(d)	Includes bank premises and equipment of $38 classified as held for sale. For more information refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2017 ($ in millions)		Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$	1,261		1,320	179	114	(32)		-		2,842
Provision for loan and lease losses		25		115	30	2	21		-		193
Net interest income after provision for loan and lease losses		1,236		1,205	149	112	(53)		-		2,649
Total noninterest income
Service charges on deposits		217		196	-	1	1		-		415
Wealth and asset management revenue		2		106	-	304	-		(99	)(a)	313
Corporate banking revenue		272	(c)	4	-	1	(1)		-		276
Card and processing revenue		43		185	-	4	-		-		232
Mortgage banking net revenue		-		5	164	1	-		-		170
Other noninterest income(b)		111		67	14	1	1,044		-		1,237
Securities gains, net		-		-	-	-	1		-		1
Securities gains, net - non-qualifying hedges on MSRs		-		-	4	-	-		-		4
Total noninterest income		645		563	182	312	1,045		(99)		2,648
Noninterest expense
Salaries, wages and incentives		191		312	113	114	485		-		1,215
Employee benefits		34		75	29	22	114		-		274
Net occupancy expense		20		133	8	8	52		-		221
Technology and communications		7		3	2	-	165		-		177
Equipment expense		14		39	-	-	35		-		88
Card and processing expense		2		93	-	-	-		-		95
Other noninterest expense		763		592	161	201	(770)		(99)		848
Total noninterest expense		1,031		1,247	313	345	81		(99)		2,918
Income before income taxes		850		521	18	79	911		-		2,379
Applicable income tax expense		152		183	7	27	325		-		694
Net income		698		338	11	52	586		-		1,685
Total goodwill	$	613		1,655	-	155	-		-		2,423
Total assets	$	58,752		57,246	22,447	8,821	(5,002	)(d)	-		142,264
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $6 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes impairment charges of $31 for operating lease equipment. For more information refer to Note 22.
(d)	Includes bank premises and equipment of $36 classified as held for sale. For more information refer to Note 7.

24. Pending Acquisition

On May 21, 2018, Fifth Third Bancorp and MB Financial, Inc. jointly announced the signing of a definitive merger agreement under which, on the terms and conditions set forth therein, MB Financial, Inc. (“MB Financial”) will merge with a subsidiary of Fifth Third Bancorp in a transaction valued at approximately $4.7 billion based on the closing price of Fifth Third Bancorp’s common shares on May 18, 2018. MB Financial is headquartered in Chicago, Illinois with reported assets of approximately $20 billion as of June 30, 2018 and is the holding company of MB Financial Bank, N.A. In conjunction with the closing of the transaction, two members of MB Financial’s Board of Directors are expected to join the Fifth Third Bancorp Board.

Under the terms of the agreement, common shareholders of MB Financial will receive 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial common stock, which had an implied value of $54.20 per share of MB Financial common stock, based on the closing price of Fifth Third Bancorp’s common shares on May 18, 2018. The exchange ratio of Fifth Third Bancorp common shares for MB Financial common shares is fixed and will not adjust based on changes in Fifth Third Bancorp’s share trading price.

On September 18, 2018, MB Financial held a special meeting of stockholders at which MB Financial stockholders voted on proposals relating to the pending merger. MB Financial’s common stockholders approved the Common Stockholder Merger Proposal and the Charter Amendment Proposal but an insufficient number of votes were received from MB Financial’s preferred stockholders to approve the Preferred Stockholder Merger Proposal. As a result, the merger will be completed through the Alternative Merger, the merger of a newly-formed subsidiary of Fifth Third Bancorp with and into MB Financial, with MB Financial surviving that merger, as a subsidiary of Fifth Third Bancorp. Detailed voting results are provided in a Current Report on Form 8-K filed with the SEC on September 20, 2018 by MB Financial.

The transaction remains subject to regulatory approval and the satisfaction of other customary closing conditions. The transaction is expected to close in the first quarter of 2019.

25. Subsequent Event

Between October 24, 2018 and November 5, 2018, the Bancorp entered into repurchase transactions of 12,453,042 shares, or approximately $331 million, of its outstanding common stock through the open market.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2018 to any of the risk factors as previously disclosed in the Bancorp’s annual and quarterly reports filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2018.

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

4.1

Amendment dated as of August  31, 2018 to Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April  30, 2008 between Fifth Third Bancorp and the Trustee.

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

Date: November 6, 2018

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)