Form 10-K
period 2018-12-31
FIFTH THIRD BANCORP
filed 2019-03-01
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 647,259,351 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2019. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $19,429,251,571 as of June 30, 2018.

17  Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2018 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2018. No other information contained in this 2018 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K Cross Reference Index

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) replacement of LIBOR; (24) weakness in the national or local economies; (25) global political and economic uncertainty or negative actions; (26) changes in interest rates; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations, and enforcement proceedings by governmental authorities; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) changing retail distribution strategies, customer preferences and behavior; (34) risks relating to the potential merger with MB Financial, Inc. and Fifth Third’s ability to realize anticipated benefits of the merger; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events or other natural disasters; and (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

18  Fifth Third Bancorp

PART I

ITEM 1. BUSINESS

General Information

Fifth Third Bancorp (the “Bancorp” or “Fifth Third”), an Ohio corporation organized in 1975, is a bank holding company (“BHC”) as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and has elected to be treated as a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and regulations of the Board of Governors of the Federal Reserve System (the “FRB”).

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank (the “Bank”). As of December 31, 2018, Fifth Third had $146 billion in assets and operates 1,121 full-service Banking Centers and 2,419 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. The Bancorp operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2018, had $356 billion in assets under care, of which it managed $37 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a wide range of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Company’s Banking Centers, other offices, telephone sales, the internet and mobile applications. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2019.

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

Competition

The Bancorp, primarily through Fifth Third Bank, competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to traditional financial institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, telecommunications, technology and insurance companies as well as large retailers. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

Acquisitions and Investments

The Bancorp’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Bancorp evaluates strategic acquisition and investment opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations regarding acquisitions and investments may take place and future transactions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and Fifth Third Bank are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and Fifth Third Bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Fifth Third Bank and the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders or debtholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and recent legislation modifying Dodd-Frank, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) of 2018, will continue to impact the Bancorp and Fifth Third Bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Regulators

The Bancorp and/or Fifth Third Bank are subject to regulation and supervision primarily by the FRB, the Consumer Financial Protection Bureau (the “CFPB”) and the Ohio Division of Financial Institutions (the “Division”) and additionally by certain other functional regulators and self-regulatory organizations.

19  Fifth Third Bancorp

The Bancorp is also subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. Fifth Third Bank is subject to regulation by the FDIC, which insures Fifth Third Bank’s deposits as permitted by law.

The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of the Bancorp’s and/or Fifth Third Bank’s businesses, their activities, their investments, their capital and liquidity levels, their ability to make capital distributions (such as share repurchases and dividends), their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, the amount of and collateral for certain loans, and the amount of interest that may be charged on loans, as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.

The Bancorp and/or Fifth Third Bank are required to file various reports with and are subject to examination by regulators, including the FRB and the Division. The FRB, the Division and the CFPB have the authority to issue orders for BHCs and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, the Division and the CFPB. Certain of the Bancorp’s and/or Fifth Third Bank’s regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and/or Fifth Third Bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

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

The BHCA generally prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its banking subsidiaries, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Financial Holding Companies

A FHC is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). Dodd-Frank also extended the well capitalized and well managed requirement to the BHC. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

Dividends

The Bancorp depends in part upon dividends received from its direct and indirect subsidiaries, including Fifth Third Bank, to fund its activities, including the payment of dividends. The Bancorp and Fifth Third Bank are subject to various federal and state restrictions on their ability to pay dividends. The FRB has authority to prohibit BHCs from paying dividends if such payment is deemed to be an unsafe or unsound practice.

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

Source of Strength

Under long-standing FRB policy and now as codified in Dodd-Frank, a BHC is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it.

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

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of large IDIs. Fifth Third Bank became subject to the FDIC surcharge on July 1, 2016. The surcharge continued through September 30, 2018 when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions between a bank and its affiliates, including a parent BHC.

20  Fifth Third Bancorp

Fifth Third Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. Dodd-Frank expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Community Reinvestment Act

The CRA generally requires insured depository institutions, including Fifth Third Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. The CRA requires the FRB to evaluate the performance of state member banks (including Fifth Third Bank) with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The FRB must take into account the institution’s record of performance in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. For purposes of CRA examinations, the FRB rates each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The FRB conducted a regularly scheduled examination covering 2014 through 2016 to determine Fifth Third Bank’s compliance with the CRA. This CRA examination resulted in a change in rating from “Needs to Improve” to “Outstanding”.

Capital Generally

The Bancorp and Fifth Third Bank are subject to the FRB’s capital adequacy rules. Failure to meet capital requirements could subject the Bancorp and Fifth Third Bank to a variety of restrictions and enforcement actions.

Systemically Significant Companies and Capital

In 2013, the U.S. banking regulators approved final regulatory capital rules (the “Final Capital Rules”) that substantially revised the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries, such as the Bancorp and Fifth Third Bank, as compared to the previous U.S. risk-based and leverage capital rules. The Final Capital Rules were based on the Basel Committee on Banking Supervision’s (“Basel Committee”) capital framework for enhancing international capital standards (referred to as Basel III) and also implemented certain provisions of Dodd-Frank.

The Final Capital Rules, among other things, (i) include a new capital measure “Common Equity Tier I” (“CET1”), (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to prior capital rules. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, including common stock and related surplus, net of treasury stock, retained earnings, certain minority interests and, for certain firms, accumulated other comprehensive income (“AOCI”). Under the Final Capital Rules, the Bancorp made a one-time election (the “Opt-out Election”) to filter certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1.

The Final Capital Rules require banking organizations to maintain a capital conservation buffer. For more information related to the capital conservation buffer, refer to Note 27 of the Notes to Consolidated Financial Statements.

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

The FRB’s rules require BHCs with $50 billion or more in consolidated assets to establish risk committees and require BHCs with $100 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including company-run liquidity stress testing using various time horizons and a buffer of highly liquid assets based on projected funding needs for a 30-day time horizon. These liquidity-related provisions are designed to be complementary to the Final LCR Rule applicable to BHCs (as discussed below).

BHCs with $100 billion or more in consolidated assets must submit capital plans to the FRB on an annual basis and those BHCs are generally required to receive the FRB’s non-objection to their capital plan before making a capital distribution, such as a share repurchase or dividend. In addition, even with an approved capital plan, a BHC must seek the approval of the FRB before making a capital distribution if, among other reasons, the BHC would not meet its regulatory capital requirements after making the proposed capital distribution.

Under its CCAR process, the FRB annually evaluates capital adequacy, internal capital adequacy, assessment processes and capital distribution plans of BHCs with $100 billion or more in assets. The CCAR process is intended to help ensure that those BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the BHC’s process for assessing capital adequacy and the BHC’s capital policy.

21  Fifth Third Bancorp

A BHC’s ability to make capital distributions – that is, dividends and share repurchases – is subject to limitations if the amount of the BHC’s actual capital issuances are less than the amounts indicated in the BHC’s capital plan as to which it received a non-objection from the FRB. The 2019 capital plan must be submitted to the FRB by April 5, 2019.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions and not to the Bancorp or Fifth Third Bank. The impact of Basel IV will depend on the manner in which it is implemented by the U.S. banking regulators.

In April 2018, the FRB proposed a rule to establish stress buffer requirements. Under the proposal, the stress capital buffer (“SCB”) would replace the 2.5% component of the capital conservation buffer discussed below. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s supervisory stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would require BHCs to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHCs’ own baseline scenario projections. The FRB has stated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV BHCs to align with the proposed two-year supervisory stress testing cycle for Category IV BHCs.

Pursuant to Title I of Dodd-Frank, certain U.S. BHCs are subject to enhanced prudential standards and early remediation requirements. On May 24, 2018, the EGRRCPA was signed into law. Among other regulatory changes, the EGRRCPA amends various sections of Dodd-Frank, the most impactful of which include changes to section 165 to raise the asset threshold above which the FRB is required to apply the enhanced prudential standards in section 165 to BHCs to $250 billion. The EGRRCPA’s increased asset threshold took effect immediately for BHCs with total consolidated assets less than $100 billion. The increased asset threshold generally will become effective 18 months after the date of enactment for BHCs with total consolidated assets of $100 billion or more but less than $250 billion, including the Bancorp. The FRB is authorized, however, during the 18-month period to exempt, by order, any BHC with assets between $100 billion and $250 billion from any enhanced prudential standard requirement. The FRB is also authorized to apply any enhanced prudential standard requirement to any BHC with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under the EGRRCPA, if the FRB determines that such action is appropriate to address risks to financial stability and promote safety and soundness, taking into consideration certain factors including the

BHC’s capital structure, riskiness, complexity, financial activities (including financial activities of subsidiaries), size and any other risk-related factors that the FRB deems appropriate. U.S. globally systematically important banks (“G-SIBs”) and BHCs with $250 billion or more in total consolidated assets remain fully subject to Dodd-Frank’s enhanced prudential standard requirements.

Under the EGRRCPA, BHCs with between $100 billion and $250 billion in total consolidated assets are subject to “periodic” supervisory stress tests to determine whether they have adequate capital available to absorb losses as a result of adverse economic conditions. On October 31, 2018, the FRB released two notices of proposed rulemaking (“Tailoring NPRs”) related to the EGRRCPA. The proposed rules would establish four risk-based categories of institutions and tailor the application of capital and liquidity requirements, as well as stress testing and other enhanced prudential standards, for each category. These proposals are subject to modification through the federal rulemaking process in accordance with the Administrative Procedures Act, but based upon the Bancorp’s interpretation of the Tailoring NPRs, the Bancorp expects that it would qualify as a Category IV BHC subject to the least stringent of the proposed enhanced prudential requirements. As proposed, Category IV BHCs would be subject to FRB supervisory stress testing on a two-year cycle.

The Tailoring NPRs indicated that the FRB expects to revise its guidance relating to capital planning to align with the proposed categories of standards set forth in the Tailoring NPRs and the impact of the future proposal on Bancorp and its capital planning process will depend on the final form of the FRB’s revised guidance.

The Tailoring NPR’s will likely be finalized in 2019, but timing is uncertain as to when the FRB, and other federal regulators, will release proposed amendments to the capital plan rules and SCB for comment. However, on February 5, 2019, the FRB announced that less-complex firms with consolidated assets between $100 billion and $250 billion will be afforded regulatory relief by moving these firms to an extended stress test cycle. As a result, the Bancorp will not be subject to a supervisory stress test during the 2019 cycle and its capital distributions for this year will be largely based on the results from the 2018 supervisory stress test. Additionally, the FRB will propose for notice and comment a final capital distribution method for firms on an extended stress test cycle in future years sometime in early 2019.

Liquidity Regulation

Liquidity risk management and supervision have become increasingly important since the financial crisis. In addition to the liquidity buffer requirement discussed above, the Bancorp is subject to the U.S. banking regulators final rule (the “Final LCR Rule”) implementing the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”), which is designed to ensure that banking entities maintain an adequate level of unencumbered high-quality liquid assets (“HQLA”) under an acute 30-day liquidity stress scenario. The LCR Rule applies in modified, less stringent form to BHCs, such as the Bancorp, having $50 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. The LCR is the ratio of an institution’s HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule became fully phased-in on January 1, 2017 and a subject institution must maintain an LCR equal to at least 100%.

22  Fifth Third Bancorp

Only specific classes of assets, including U.S. Treasuries, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying prescribed outflow and inflow rates against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold HQLA equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to the Bancorp is capped at 70% of the outflow rate that applies to the full LCR. The LCR is a minimum requirement and the FRB can impose additional liquidity requirements as a supervisory matter.

In addition to the LCR, the Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the U.S. banking regulators proposed a rule to implement the NSFR. As proposed, the most stringent requirements would apply to firms with $250 billion or more in assets or $10 billion or more in on-balance sheet foreign exposure. Holding companies with less than $250 billion, but more than $50 billion in assets and less than $10 billion in on-balance foreign exposure, such as the Bancorp, would be subject to a less stringent, modified NFSR requirement. As proposed the NSFR rule would have taken effect on January 1, 2018; however, the U.S. banking regulators have not issued a final rule.

As proposed, the Tailoring NPRs would eliminate LCR and NSFR requirements for Category IV BHCs. The ultimate benefits or consequences of the EGRRCPA and the Tailoring NPRs on the Bancorp, Fifth Third Bank and their respective subsidiaries and activities will be subject to the final form of the Tailoring NPRs and additional rulemakings issued by the FRB and other federal regulators. The Bancorp cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material impact on the Bancorp’s business, financial condition or results of operations.

Privacy and Data Security

The FRB, FDIC and other bank regulatory agencies have adopted guidelines (the “Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. The Bancorp’s banking subsidiary has implemented a privacy policy.

Anti-Money Laundering and Sanctions

The Bancorp is subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies or foreign governments sanctioned by the United States. These include the Bank Secrecy Act, the Money Laundering Control Act, the USA PATRIOT Act and regulations for the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage and federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. The Bancorp’s Board has approved policies and procedures that the Bancorp believes comply with these laws.

Executive Compensation

Pursuant to Dodd-Frank, the SEC adopted rules in 2011 requiring that each public company give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The SEC also adopted rules on disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

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

In August 2015, the SEC adopted final rules implementing the pay ratio provisions of Dodd-Frank by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. For a registrant with a fiscal year ending on December 31, such as Bancorp, the pay ratio was first required as part of its executive compensation disclosure in proxy statements or Form 10-Ks filed starting in 2018.

23  Fifth Third Bancorp

Dodd-Frank provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws. In the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

Dodd-Frank required the SEC to adopt a rule to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The SEC adopted final rules requiring this disclosure on December 18, 2018. The Bancorp will be required to comply with this new rule beginning July 1, 2019.

In June 2016, the SEC and the federal banking agencies issued a proposed rule to implement the incentive-based compensation provisions of section 956 of Dodd-Frank. The proposal would establish new requirements for incentive-based compensation at institutions with assets of at least $1 billion. No final rule has been issued.

Debit Card Interchange Fees

Dodd-Frank provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. The FRB has issued a final rule establishing certain standards and prohibitions pursuant to Dodd-Frank, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The rule imposes requirements on the Bancorp and Fifth Third Bank and may negatively impact the Bancorp’s revenues and results of operations.

FDIC Matters and Resolution Planning

Title II of Dodd-Frank creates an orderly liquidation process that the FDIC can employ for failing systemically important financial companies. Additionally, Dodd-Frank codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

The FDIC’s rules require an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. Fifth Third Bank is subject to this rule and submitted its most recent resolution plan pursuant to this rule on June 30, 2018.

The FRB’s and FDIC’s rule implementing the resolution planning requirements of Section 165(d) of Dodd-Frank requires BHCs with assets of $100 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the rule, companies must submit their resolution plans on a staggered basis. The Bancorp submitted its most recent resolution plan on December 31, 2017. The FRB has stated that it intends to issue a proposal that would address the applicability of resolution planning requirements to BHCs with total consolidated assets between $100 billion and $250 billion, including the Bancorp.

Proprietary Trading and Investing in Certain Funds

Dodd-Frank sets forth restrictions on banking organizations’ ability to engage in proprietary trading and sponsor or invest in “covered funds,” such as private equity and hedge funds (the “Volcker Rule”). The Volcker Rule generally prohibits any banking entity from engaging in short-term proprietary trading for its own account, but permits transactions in certain securities (such as securities of the U.S. government), transactions on behalf of customers and activities such as market making, underwriting and risk-mitigating hedging. In addition, the Volcker Rule limits the sponsorship of or investment in a covered fund by any banking entity. The Volcker Rule also prohibits certain types of transactions between a banking entity and any covered fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor, similar to those transactions between banks and their affiliates that are limited as described above. The FRB granted extensions to banking entities, including the Bancorp, to conform to the requirements of the Volcker Rule with respect to “illiquid funds”, as defined in the Volcker Rule. The Bancorp is also required to maintain a satisfactory Volcker Rule compliance program. In July 2018, the FRB, Office of the Comptroller of the Currency, FDIC, Commodity Futures Trading Commission (“CFTC”) and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

Derivatives

Title VII of Dodd-Frank includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. Fifth Third Bank is provisionally registered with the CFTC as a swap dealer. As with the Volcker Rule, Fifth Third Bank is required to maintain a satisfactory compliance program to monitor its activities under these regulations. Certain regulations implementing Title VII of Dodd-Frank have not been finalized. The ultimate impact of these regulations, and the time it will take to comply, continues to remain uncertain. The final regulations could impose additional operational and compliance costs and may require the restructuring of certain businesses and may negatively impact revenues and results of operations.

Future Legislative and Regulatory Initiatives

Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules, that may affect

24  Fifth Third Bancorp

the regulation of financial institutions and their holding companies. The impact of any future legislative or regulatory changes cannot be predicted. However, such changes could affect Bancorp’s business, financial condition and results of operations.

25  Fifth Third Bancorp

ITEM 1A. RISK FACTORS

The risks listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations or its business. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others.

CREDIT RISKS

Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans, leases, credit cards, derivative obligations, or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the credit portfolios including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

Fifth Third might underestimate the credit losses inherent in its portfolios and have credit losses in excess of the amount reserved. Fifth Third might increase the reserve because of changing economic conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior or changing protections in credit agreements. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2018; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions decline. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

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

Fifth Third’s credit risk and credit losses can increase if its loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Fifth Third has significant exposures to businesses in certain economic sectors such as manufacturing, real estate, financial services, insurance and healthcare, and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally Fifth Third has a substantial portfolio of commercial and residential real estate loans and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition.

Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.

Fifth Third has exposure to counterparties in the financial services industry and other industries, and routinely executes transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of Fifth Third’s transactions with other financial institutions expose Fifth Third to credit risk in the event of default of a counterparty or client. In addition, Fifth Third’s credit risk may be affected when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 72% of average total assets for the year ending December 31, 2018). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

26  Fifth Third Bancorp

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:

●

a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally, which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets;

●	the loss of customer deposits due to competition from other banks or due to alternative investments;
●	inability to sell or securitize loans or other assets,
●	increased regulatory requirements,
●	and reductions in one or more of Fifth Third’s credit ratings.

A reduced credit rating could adversely affect Fifth Third’s ability to borrow funds and raise the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise liquidity or capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control such as what occurred during the financial crisis. There can be no assurance that significant disruption and volatility in the financial markets will not occur again in the future.

Recent regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. Given the overlap and complex interactions of these new and prospective liquidity-related regulations with other regulatory changes, including the capital and resolution and recovery framework applicable to Fifth Third, the full impact of these regulations will remain uncertain until their full implementation. Although the application of certain of these regulations to banking organizations such as Fifth Third are expected to be modified, including in connection with the implementation of the EGRRCPA, there remains uncertainty as to the timing, scope and nature of any changes to regulatory requirements. Uncertainty about the timing and scope of changes as well as the cost of complying with a new regulatory regime may negatively impact Fifth Third’s business.

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, then Fifth Third’s liquidity, operating margins and financial results and condition may be materially adversely affected. Fifth Third may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.

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

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to maintain or grow its deposits. If Fifth Third is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Also, customers typically move money from bank deposits to alternative investments during rising interest rate environments, an environment that the U.S. has seen recently and is expected to see over the medium-term. Customers may also move noninterest-bearing deposits to interest-bearing accounts increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. Fifth Third’s bank customers could take their money out of Fifth Third Bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Higher funding costs reduce Fifth Third’s net interest margin and net interest income.

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

27  Fifth Third Bancorp

Limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt and to engage in share repurchases. For further information refer to Note 3 of the Notes to Consolidated Financial Statements.

OPERATIONAL RISKS

Fifth Third is exposed to cyber-security risks, including denial of service, hacking and identity theft, which could result in the disclosure, theft or destruction of confidential information.

Fifth Third relies heavily on communications and information systems to conduct its business. This includes the use of networks, the internet, digital applications and the telecommunications and computer systems of third parties to perform business activities. Additionally, digital and mobile technologies are leveraged to interact with customers, which increases the risk of information security breaches. Any failure, interruption or breach in security of these systems could result in disruptions to Fifth Third’s accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank, and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information.

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

Fifth Third relies on its systems and certain third-party service providers and certain failures could materially adversely affect operations.

Fifth Third’s operations, including its financial and accounting systems, use computer systems and telecommunications networks operated by both Fifth Third and third-party service providers. Additionally, Fifth Third collects, processes and stores sensitive consumer data by utilizing those and other systems and networks. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the systems will not be inoperable. Fifth Third also has security to prevent unauthorized access to the systems. In addition, Fifth Third requires its third-party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful.

A security breach in these systems or the loss or corruption of confidential information such as business results, transaction records and related information could adversely impact Fifth Third’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities, significant reputational harm and the loss of confidence in Fifth Third. Additionally, security breaches or the loss, theft or corruption of confidential customer information such as social security numbers, credit card numbers, account balances or other information could result in losses by our customers, litigation, regulatory sanctions, lost customers and revenue, increased costs and significant reputational harm.

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

28  Fifth Third Bancorp

The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. For example, it has been reported that there is a fundamental security flaw in computer chips found in many types of computing devices, including phones, tablets, laptops and desktops. While the Bancorp believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. The Bancorp could also be adversely affected if it loses access to information or services from a third-party service provider as a result of a security breach or system or operational failure or disruption affecting the third-party service provider.

Fifth Third may not be able to effectively manage organizational changes and implement key initiatives in a timely fashion, or at all, due to competing priorities which could adversely affect its business, results of operations, financial condition and reputation.

Fifth Third is subject to rapid changes in technology, regulation and product innovation, and faces intense competition for customers, sources of revenue, capital, services, qualified employees and other essential business resources. In order to meet these challenges, Fifth Third is or may be engaged in numerous critical strategic initiatives at the same time. Accomplishing these initiatives may be complex, time intensive and require significant financial, technological, management and other resources. These initiatives may consume management’s attention and may compete for limited resources. In addition, organizational changes may need to be implemented throughout Fifth Third as a result of the new products, services, partnerships and processes that arise from the execution of the various strategic initiatives. Fifth Third may have difficulty managing these organizational changes and executing these initiatives effectively in a timely fashion, or at all. Fifth Third’s failure to do so could expose it to litigation or regulatory action and may damage Fifth Third’s business, results of operations, financial condition and reputation.

Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.

Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. Fifth Third may not be able to successfully implement and integrate future system enhancements, or may not be able to do so on a cost-effective basis. Such sanctions could include fines and result in reputational harm and have other negative effects. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.

Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, legal risk, compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations.

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

Fifth Third may experience losses incurred due to customer or employee fraud, theft or physical violence. Additionally, physical violence may negatively affect Fifth Third’s key personnel, facilities or systems. These losses may be material and negatively affect Fifth Third’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Fifth Third continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

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

29  Fifth Third Bancorp

If Fifth Third is not able to hire qualified candidates or retain its key personnel, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.

Compensation paid by financial institutions such as Fifth Third is heavily regulated, particularly under Dodd-Frank, which regulation affects the amount and form of compensation Fifth Third pays to hire and retain talented employees. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

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

In addition, changes in laws or regulations that affect Fifth Third’s customers and business partners could negatively affect Fifth Third’s revenues and expenses. Certain changes in laws such as recent tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Fifth Third’s products or services and could negatively affect its revenues and results of operations. Other changes in laws or regulations could cause Fifth Third’s third-party service providers and other vendors to increase the prices they charge to Fifth Third and negatively affect Fifth Third’s expenses and financial results.

Fifth Third is subject to various regulatory requirements that may limit its operations and potential growth.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the Division have the authority to compel or restrict certain actions by the Bancorp and Fifth Third Bank. The Bancorp and Fifth Third Bank are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair the Bancorp’s operations, restrict its growth, ability to compete, innovate or participate in industry consolidation and/or affect its dividend policy. Such actions and activities subject to prior approval include, but are not limited to, increasing dividends or capital distributions by the Bancorp or Fifth Third Bank, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into certain new businesses.

Failure by the Bancorp or Fifth Third Bank to meet the applicable eligibility requirements for FHC status (including capital and management requirements and that Fifth Third Bank maintain at least a “Satisfactory” CRA rating) may result in restrictions on certain activities of the Bancorp, including the commencement of new activities and mergers with or acquisitions of other financial institutions and could ultimately result in the loss of financial holding company status.

Fifth Third and other financial institutions are subject to scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, liquidity and capital levels, asset quality, provisioning, AML/BSA, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

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

In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, which restrict or limit a financial institution. Finally, as part of Fifth Third’s regular examination process, the Bancorp and Fifth Third Bank’s respective regulators may advise it and its banking subsidiary to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could negatively affect Fifth Third’s ability to engage in new activities and certain transactions, as well as have a material adverse effect on Fifth Third’s business and results of operations and may not be publicly disclosed.

30  Fifth Third Bancorp

Fifth Third could face serious negative consequences if its third-party service providers, business partners or investments fail to comply with applicable laws, rules or regulations.

Fifth Third is expected to oversee the legal and regulatory compliance of its business endeavors, including those performed by third-party service providers, business partners, other vendors and certain companies in which Fifth Third has invested. Legal authorities and regulators could hold Fifth Third responsible for failures by these parties to comply with applicable laws, rules or regulations. These failures could expose Fifth Third to significant litigation or regulatory action that could limit its activities or impose significant fines or other financial losses. Additionally, Fifth Third could be subject to significant litigation from consumers or other parties harmed by these failures and could suffer significant losses of business and revenue, as well as reputational harm as a result of these failures.

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

U.S. federal banking agencies’ capital rules implementing Basel III became effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity could limit Fifth Third’s business activities, including lending and the ability to expand, either organically or through acquisitions as well as the ability to make capital distributions. Moreover, although the capital requirements are being phased in over time, U.S. federal banking agencies take into account expectations regarding the ability of banks to meet the capital requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

Failure by Fifth Third Bank to meet applicable capital requirements could subject it to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends and/or repurchase shares, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

The Bancorp’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

The Bancorp’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. As part of CCAR, the Bancorp’s capital plan is subject to an annual assessment by the FRB, and the FRB may object to the Bancorp’s capital plan if the Bancorp does not demonstrate an ability to maintain capital above the minimum regulatory capital ratios under baseline and stressful conditions throughout a nine-quarter planning horizon. If the FRB objects to the Bancorp’s capital plan, it would be subject to limitations on its ability to make capital distributions (including paying dividends and repurchasing stock).

Regulation of Fifth Third by the CFTC imposes additional operational and compliance costs.

The CFTC and SEC regulate the U.S. derivatives markets pursuant to the authority provided under Title VII of Dodd-Frank. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, now has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, Fifth Third Bank provisionally registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest) and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. Although the ultimate impact will depend on the promulgation of all final regulations, Fifth Third’s derivatives activity is subject to FRB margin requirements and may also be subject to capital requirements specific to this derivatives activity. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Once finalized, the rules may raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations.

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

If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, Fifth Third could face assessments for the Orderly Liquidation Fund.

Dodd-Frank created authority for the orderly liquidation of systemically important BHCs and non-bank financial companies and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the board of the FDIC and the FRB upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund established under Dodd-Frank, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies.

31  Fifth Third Bancorp

Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as Fifth Third. Any such assessments may adversely affect Fifth Third’s business, financial condition or results of operations.

MARKET RISKS

The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee or ARRC, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate or SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average or SONIA, comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and could have a range of adverse effects on Fifth Third’s business, financial condition and results of operations. In particular, any such transition could:

●

adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Bancorp’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

●

adversely affect the value of the Bancorp’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

●	prompt inquiries or other actions from regulators in respect of the Bancorp’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
●

require the transition to or development of appropriate systems and analytics to effectively transition the Bancorp’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or reformed SONIA.

The manner and impact of this transition, as well as the effect of these developments on Fifth Third’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

Global financial markets, including the United States, face political and economic uncertainties that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts could adversely affect global financial activity and markets and could negatively affect the U.S. economy. Additionally, the FRB and other major central banks have begun the process of removing or reducing monetary accommodation, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, and could negatively impact Fifth Third’s businesses, results of operations and financial condition.

Changes in interest rates could affect Fifth Third’s income and cash flows.

Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans.

32  Fifth Third Bancorp

The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third, its customers and its shareholders.

Changes and trends in the capital markets may affect Fifth Third’s income and cash flows.

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. Market changes and trends may result in a decline in wealth and asset management revenue or investment or trading losses that may impact Fifth Third. Losses on behalf of its customers could expose Fifth Third to reputational issues, litigation, credit risks or loss of revenue from those clients and customers. Additionally, losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect Fifth Third’s income, cash flows and funding costs.

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

The price for shares of Fifth Third’s common stock may fluctuate significantly in the future and these fluctuations may be unrelated to Fifth Third’s performance. General market price declines or market volatility in the future could adversely affect the price for shares of Fifth Third’s common stock and the current market price of such shares may not be indicative of future market prices.

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

Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. Fifth Third generally does not hedge all of its risks and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

LEGAL RISKS

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding their respective customers and businesses, as well as their sales practices, data security, product offerings, compensation practices and other compliance issues. Also, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Fifth Third. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. In addition, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions.

33  Fifth Third Bancorp

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

For further information on specific legal and regulatory proceedings refer to Note 17 of the Notes to Consolidated Financial Statements.

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

Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors and specialty finance, telecommunications, technology and insurance companies as well as large retailers who seek to offer one-stop financial services in addition to other products and services desired by consumers that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. Many of these other firms may be significantly larger than Fifth Third and may have access to customers and financial resources that are beyond Fifth Third’s capability. Fifth Third competes with these firms with respect to capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price.

This increasingly competitive environment is primarily a result of changes in customer preferences, regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers. Rapidly changing technology and consumer preferences may require Fifth Third to effectively implement new technology-driven products and services in order to compete and meet customer demands. Fifth Third may not be able to do so or be successful in marketing these products and services to its customers. As a result, Fifth Third’s ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations, may be adversely affected.

Fifth Third may make strategic investments and may expand an existing line of business or enter into new lines of business to remain competitive. If Fifth Third’s chosen strategies, for example, the NorthStar Strategy initiatives, are not appropriate to allow Fifth Third to effectively compete or Fifth Third does not execute them in an appropriate or timely manner, Fifth Third’s business and results may suffer. Additionally, these strategies, products and lines of business may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect Fifth Third’s results of operations or future growth prospects and cause Fifth Third to fail to meet its stated goals and expectations.

Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel.

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,121 full-service banking centers and 28 parcels of land held for the development of future banking centers of which 15 properties are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets.

34  Fifth Third Bancorp

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

Inherent uncertainties exist when assessing, acquiring or integrating the operations of another business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies relevant to an acquisition or strategic relationship. In addition, the markets and industries in which Fifth Third and its potential acquisition and investment targets operate are highly competitive. Acquisition or investment targets may lose customers or otherwise perform poorly or unprofitably, or in the case of an acquired business or strategic relationship, cause Fifth Third to lose customers or perform poorly or unprofitably. Future acquisition and investment activities and efforts to monitor newly acquired businesses or reap the benefits of a new strategic relationship may require Fifth Third to devote substantial time and resources and may cause these acquisitions, investments and relationships to be unprofitable or cause Fifth Third to be unable to pursue other business opportunities.

After completing an acquisition, Fifth Third may find that certain material information was not adequately disclosed during the due diligence process or that certain items were not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity or assets. For example, Fifth Third could experience higher charge-offs than originally anticipated related to the acquired loan portfolio. Additionally, acquired companies or businesses may increase Fifth Third’s risk of regulatory action or restrictions related to the operations of the acquired business.

Future acquisitions may dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Future business acquisitions could be material to Fifth Third and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require Fifth Third to use substantial cash or other liquid assets or to incur debt. In those events, Fifth Third could become more susceptible to economic downturns, dislocations in capital markets and competitive pressures.

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

Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic businesses, investments and other assets that are not significantly synergistic with its core financial services businesses or, in the future, may no longer be aligned with Fifth Third’s strategic plans or regulatory expectations. If Fifth Third were to sell one or more of its businesses or investments, it would be subject to market forces that may affect the timing, pricing or result in an unsuccessful sale. If Fifth Third were to complete the sale of any of its businesses, investments and/or interests in third parties, it would lose the income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

GENERAL BUSINESS RISKS

Changes in accounting standards or interpretations could impact Fifth Third’s reported earnings and financial condition.

The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. For example, in June 2016, the FASB issued a new current expected credit loss rule, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. For additional information, refer to Note 1 of the Notes to Consolidated Financial Statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the recasting of Fifth Third’s prior period financial statements.

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

35  Fifth Third Bancorp

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

Weather-related events or other natural disasters may have an effect on the performance of Fifth Third’s loan portfolios, especially in its coastal markets, thereby adversely impacting its results of operations.

Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the United States and it has offices in many other areas of the country. Some of these regions have experienced weather events including hurricanes, tornadoes, fires and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact its loan portfolios by damaging properties pledged as collateral as well as impairing its borrowers’ ability to repay their loans.

Fifth Third is exposed to reputational risk.

Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, behavior of employees, association with particular customers, business partners, investment or vendors, as well as developments from any of the other risks described above, may result in negative public opinion and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action.

RISKS RELATED TO MERGER WITH MB FINANCIAL, INC. (“MB FINANCIAL”)

The acquisition of MB Financial will dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Fifth Third will issue a substantial number of additional shares of stock in its merger with MB Financial, which will dilute current shareholders’ ownership interests and increase Fifth Third’s dividend payments. Fifth Third will also use substantial cash or other liquid assets or incur debt to fund the merger. This liquidity need combined with 2019 maturities and liquidity needed to satisfy rating agency requirements will elevate capital markets execution risk. As a result, Fifth Third could become more susceptible to economic downturns, market conditions and competitive pressures.

Fifth Third and MB Financial will incur transaction and integration costs in connection with the merger.

Each of Fifth Third and MB Financial has incurred and expects that it will incur additional significant, non-recurring costs in connection with consummating the merger. In addition, Fifth Third will incur additional integration costs following the completion of the merger as Fifth Third integrates the businesses of the two companies, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the combined businesses will be realized to offset these transaction and integration costs over time.

Fifth Third may fail to realize the anticipated benefits of the merger and may face increased risks as a result of it.

Inherent uncertainties exist when assessing, acquiring, or integrating the operations of another business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in its acquisition of MB Financial, Inc. Additionally, Fifth Third may face additional risks as a result of the acquisition.

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

After completing the acquisition, Fifth Third may find that certain material information was not adequately disclosed during the due diligence process or that certain items were not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition and may face increased risks pertaining to the acquired entity or assets. For example, Fifth Third could experience greater credit risk and higher charge-offs than originally anticipated related to the acquired loan portfolio. Additionally, the acquisition may increase Fifth Third’s compliance and legal risks including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the acquired business.

36  Fifth Third Bancorp

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

The FRB has stated that if supervisory issues arise during processing of an application for approval of a merger transaction, a banking organization will be expected to withdraw its application pending resolution of such supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, Fifth Third may be required to withdraw its application for approval of the proposed merger and, if possible, resubmit it after the applicable supervisory concerns have been resolved.

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

Fifth Third and MB Financial believe that the proposed merger should not raise significant regulatory concerns and that Fifth Third will be able to obtain all requisite regulatory approvals in a timely manner. In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the merger agreement, Fifth Third and MB Financial will not be required to take actions that would reasonably be expected to have a material adverse effect on Fifth Third and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative to MB Financial and its subsidiaries, taken as a whole).

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the transaction. Those conditions include: receipt of requisite regulatory approvals, absence of orders prohibiting completion of any of the proposed transactions, approval of the Fifth Third common shares to be issued in connection with the merger for listing on the NASDAQ, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the merger agreement), the performance by both parties of their covenants and agreements and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, or Fifth Third or MB Financial may elect to terminate the merger agreement in certain other circumstances, as set forth in the agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no SEC staff comments regarding Fifth Third’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2. PROPERTIES

The Bancorp’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations campus is located in Cincinnati, Ohio, and is comprised of a three-story building with an attached parking garage known as the George A. Schaefer, Jr. Operations Center, and a two-story building with surface parking known as the Madisonville Office Building. Fifth Third Bank owns 100% of these buildings.

At December 31, 2018, the Bancorp, through its banking and non-banking subsidiaries, operated 1,121 banking centers, of which 795 were owned, 224 were leased and 102 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 17 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

37  Fifth Third Bancorp

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of March 1, 2019 are listed below along with their business experience during the past five years:

Greg D. Carmichael, 57. Chairman of the Board since February 2018, Chief Executive Officer of the Bancorp since November 2015 and President since September 2012. Previously, Mr. Carmichael was Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Lars C. Anderson, 57. Executive Vice President and Chief Operating Officer of the Bancorp since August 2015. Previously, Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank since December 2010.

Frank R. Forrest, 64. Executive Vice President and Chief Risk Officer of the Bancorp since April 2014. Previously, Mr. Forrest was Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Prior to that, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 53. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

James C. Leonard, 49. Executive Vice President since September 2015 and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Philip R. McHugh, 54. Executive Vice President of the Bancorp since December 2014, and Head of Regional Banking, Wealth and Asset Management, and Business Banking of the Bancorp since August 2018. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June

2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.

Jude A. Schramm, 46. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 49. Executive Vice President and Chief Human Resource Officer since February 2017. Previously, Mr. Shaffer was Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Timothy N. Spence, 40. Executive Vice President and Head of Consumer Bank, Payments, and Strategy since August 2018. Previously, Mr. Spence was Head of Payments, Strategy and Digital Solutions since 2017, and Chief Strategy Officer of the Bancorp since September 2015. Previously, Mr. Spence was a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Teresa J. Tanner, 50. Executive Vice President and Chief Administrative Officer since September 2015. Previously, Ms. Tanner was the Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010 and Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 54. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

Susan B. Zaunbrecher, 59. Executive Vice President, Chief Legal Officer, and Corporate Secretary since May 2018. Previously, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP.

38  Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2018, the Bancorp had 38,562 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)

October 2018	5,904,503	$26.01	5,808,786	69,671,828
November 2018	9,141,525	27.35	9,107,546	60,564,282
December 2018	28,849	23.41	-	60,564,282

Total	15,074,877	$26.82	14,916,332	60,564,282

(a)

Includes 158,545 shares repurchased during the fourth quarter of 2018 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

During the first quarter of 2018, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 13 million shares remained available for repurchase by the Bancorp.

See further discussion on share repurchase transactions and stock-based compensation in Note 22 and Note 23 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

39  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2013 through 2018, and 2008 through 2018, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

40  Fifth Third Bancorp

2018 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	111	Legal and Regulatory Proceedings	160
Supplemental Cash Flow Information	124	Related Party Transactions	162
Restrictions on Cash, Dividends and Other Capital Actions	124	Income Taxes	165
Investment Securities	126	Retirement and Benefit Plans	167
Loans and Leases	128	Accumulated Other Comprehensive Income	171
Credit Quality and the Allowance for Loan and Lease Losses	130	Common, Preferred and Treasury Stock	173
Bank Premises and Equipment	138	Stock-Based Compensation	174
Goodwill	139	Other Noninterest Income and Other Noninterest Expense	178
Intangible Assets	140	Earnings Per Share	179
Variable Interest Entities	141	Fair Value Measurements	180
Sales of Receivables and Servicing Rights	144	Regulatory Capital Requirements and Capital Ratios	190
Derivative Financial Instruments	146	Parent Company Financial Statements	191
Other Assets	151	Business Segments	193
Short-Term Borrowings	152	Pending Acquisition	197
Long-Term Debt	153	Subsequent Events	197
Commitments, Contingent Liabilities and Guarantees	156

Management’s Assertion as to the Effectiveness of Internal Control over Financial Reporting	198
Report of Independent Registered Public Accounting Firm	199
Consolidated Ten Year Comparison	206
Directors and Officers	207
Corporate Information

41  Fifth Third Bancorp

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

CRA: Community Reinvestment Act

C&I: Commercial and Industrial

DCF: Discounted Cash Flow

DFA: Dodd-Frank Wall Street Reform & Consumer Protection Act

DTCC: Depository Trust & Clearing Corporation

DTI: Debt-to-Income

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

LIHTC: Low-Income Housing Tax Credit

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA: Metropolitan Statistical Area

MSR: Mortgage Servicing Right

N/A: Not Applicable

NAV: Net Asset Value

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

TRA: Tax Receivable Agreement

TruPS: Trust Preferred Securities

U.S.: United States of America

U.S. GAAP: United States Generally Accepted Accounting Principles

VA: United States Department of Veterans Affairs

VIE: Variable Interest Entity

VRDN: Variable Rate Demand Note

42  Fifth Third Bancorp

SELECTED FINANCIAL DATA

ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31 ($ in millions, except for per share data)	2018	2017(j)	2016(j)	2015(j)	2014(j)
Income Statement Data
Net interest income (U.S. GAAP)	$4,140	3,798	3,615	3,533	3,579
Net interest income (FTE)(a)(b)	4,156	3,824	3,640	3,554	3,600
Noninterest income	2,790	3,224	2,696	3,003	2,473
Total revenue(a)	6,946	7,048	6,336	6,557	6,073
Provision for loan and lease losses	237	261	343	396	315
Noninterest expense	3,928	3,782	3,760	3,647	3,592
Net income attributable to Bancorp	2,193	2,180	1,547	1,685	1,451
Net income available to common shareholders	2,118	2,105	1,472	1,610	1,384
Common Share Data
Earnings per share - basic	$3.11	2.86	1.92	2.00	1.65
Earnings per share - diluted	3.06	2.81	1.91	1.97	1.63
Cash dividends declared per common share	0.74	0.60	0.53	0.52	0.51
Book value per share	23.07	21.43	19.62	18.31	17.22
Market value per share	23.53	30.34	26.97	20.10	20.38
Financial Ratios
Return on average assets	1.54%	1.55	1.09	1.20	1.10
Return on average common equity	14.5	13.9	9.7	11.2	9.9
Return on average tangible common equity(b)	17.5	16.6	11.6	13.5	12.0
Dividend payout	23.8	21.0	27.6	26.0	30.9
Average total Bancorp shareholders’ equity as a percent of average assets	11.23	11.69	11.57	11.24	11.53
Tangible common equity as a percent of tangible assets(b)(i)	8.71	8.83	8.77	8.50	8.36
Net interest margin(a)(b)	3.22	3.03	2.88	2.88	3.10
Net interest rate spread(a)(b)	2.87	2.76	2.66	2.69	2.94
Efficiency(a)(b)	56.5	53.7	59.3	55.6	59.2
Credit Quality
Net losses charged-off	$330	298	362	446	575
Net losses charged-off as a percent of average portfolio loans and leases	0.35%	0.32	0.39	0.48	0.64
ALLL as a percent of portfolio loans and leases	1.16	1.30	1.36	1.37	1.47
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.30	1.48	1.54	1.52	1.62
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.41	0.53	0.80	0.70	0.82
Average Balances
Loans and leases, including held for sale	$93,876	92,731	94,320	93,339	91,127
Securities and other short-term investments	35,029	33,562	31,965	30,245	24,866
Assets	142,183	140,527	142,173	139,999	131,847
Transaction deposits(d)	97,914	96,052	95,371	95,244	89,715
Core deposits(e)	102,020	99,823	99,381	99,295	93,477
Wholesale funding(f)	20,573	20,360	21,813	20,210	19,154
Bancorp shareholders’ equity	15,970	16,424	16,453	15,742	15,196
Regulatory Capital and Liquidity Ratios	Basel III (g)(k)				Basel I(h)
CET1 capital	10.24%	10.61	10.39	9.82	-
Tier I risk-based capital	11.32	11.74	11.50	10.93	10.83
Total risk-based capital	14.48	15.16	15.02	14.13	14.33
Tier I leverage	9.72	10.01	9.90	9.54	9.66
Modified LCR	128	129	128	-	-
(a)	Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was $16, $26, $25, $21 and $21, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
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
(j)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(k)

The regulatory capital data and ratios have not been restated as a result of the Bancorp’s change in accounting for investments in affordable housing projects that qualify for LIHTC. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

43  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2018, net interest income on an FTE basis and noninterest income provided 60% and 40% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, assessment, management, monitoring and independent governance reporting of risk are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc. The Bancorp had previously received these Class A shares in exchange for Class B Units of Worldpay Holding, LLC. The Bancorp recognized a gain of $205 million related to the sale. As a result of the sale, the Bancorp beneficially owns approximately 3.3% of Worldpay’s equity through its ownership of approximately 10.3 million Class B Units. At December 31, 2018, the Bancorp’s remaining interest in Worldpay Holding, LLC of $420 million continues to be accounted for as an equity method investment given the nature of Worldpay Holding, LLC’s structure as a limited liability company and contractual arrangements between Worldpay Holding, LLC and the Bancorp.

GS Holdings Transaction

In May 2018, GreenSky, Inc. launched an IPO and issued 38 million shares of Class A common stock for a valuation of $23 per share. In connection with this IPO, the Bancorp’s investment in GreenSky, LLC, which was comprised of 252,550 membership units, was converted to 2,525,498 units of the newly formed GreenSky Holdings, LLC (“GS Holdings”), representing a 1.4% interest in GS Holdings. The Bancorp’s units in GS Holdings are exchangeable on a one-to-one basis for Class A common stock or cash.

At the time of the IPO, the Bancorp recognized a $16 million gain on its investment in GreenSky, LLC, which was included in other noninterest income in the Consolidated Statements of Income for the year ended December 31, 2018. At December 31, 2018, the investment in GS Holdings was $24 million, which was included in equity securities in the Consolidated Balance Sheets.

Accelerated Share Repurchase Transactions

During the years ended December 31, 2018 and 2017, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements.

44  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For more information on the accelerated share repurchase program, refer to Note 22 of the Notes to Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2018 and 2017, refer to Table 1.

TABLE 1: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

December 20, 2016	$155	4,843,750	1,044,362	5,888,112	February 6, 2017
May 1, 2017	342	11,641,971	2,248,250	13,890,221	July 31, 2017
August 17, 2017	990	31,540,480	4,291,170	35,831,650	December 18, 2017
December 19, 2017	273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018	235	6,402,244	1,172,122	7,574,366	June 15, 2018

Open Market Share Repurchase Transactions

Between July 20, 2018 and August 2, 2018, the Bancorp repurchased 16,945,020 shares, or approximately $500 million, of its outstanding common stock through open market repurchase transactions, which settled between July 24, 2018 and August 6, 2018.

Between October 24, 2018 and November 9, 2018, the Bancorp repurchased 14,916,332 shares, or approximately $400 million, of its outstanding common stock through open market repurchase transactions, which settled between October 26, 2018 and November 14, 2018. For more information on the open market share repurchase program, refer to Note 22 of the Notes to Consolidated Financial Statements.

Senior Notes Offerings

On March 14, 2018, the Bancorp issued and sold $650 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 3.95% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on March 14, 2028. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On June 5, 2018, the Bancorp issued and sold $250 million of senior notes to third-party investors. The senior notes bear a floating-rate of three-month LIBOR plus 47 bps. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on June 4, 2021. These floating-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On July 26, 2018 the Bank issued and sold, under its bank notes program, $1.55 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $500 million of 3.35% senior fixed-rate notes, with a maturity of three years, due on July 26, 2021; $300 million of senior floating-rate notes at three-month LIBOR plus 44 bps, with a maturity of three years, due on July 26, 2021; and $750 million of 3.95% senior fixed-rate notes, with a maturity of seven years, due July 28, 2025. The Bank entered into interest rate swaps to convert the fixed-rate notes due in 2021 and 2025 to a floating-rate, which resulted in an effective interest rate of one-month LIBOR plus 53 bps and 104 bps, respectively. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. For additional information on these senior notes offerings, refer to Note 15 of the Notes to Consolidated Financial

Statements.

For further information on subsequent events related to long-term debt, refer to Note 31 of the Notes to Consolidated Financial Statements.

2018 Branch Optimization Plan

Customer interactions and service and sales activity in Branch Banking continue to evolve with changing demographics and technology applications. Customers are increasingly utilizing digital tools to interact with their financial institutions in conducting their transactions while still utilizing physical branches for consultations and new product and service initiation. During the past three years, these developments and other business strategies led to a net decrease of 133 in the number of retail branches, or 11% of the Bancorp’s total branch count, through consolidations and sales.

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

As of December 31, 2018, the Bancorp had closed 31 branches under the 2018 Branch Optimization Plan. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan prior to December 31, 2019. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion. For further information about the 2018 Branch Optimization plan, refer to Note 7 of the Notes to Consolidated Financial Statements.

Change in Accounting Policy

Effective in the fourth quarter of 2018, the Bancorp changed its accounting policy for qualifying LIHTC investments from the equity method to the proportional amortization method as it was management’s determination to be the preferable method.

45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The proportional amortization method provides an improved presentation for the reporting of these investments by presenting the investment performance net of taxes as a component of income tax expense, which more fairly represents the economics and provides users with a better understanding of the returns from such investments than the prior equity method. Additionally, the proportional amortization method has been elected as a preferred accounting method for LIHTC investments by many of the Bancorp’s peers. Changing the accounting policy for LIHTC investments from the equity method of accounting to the proportional amortization method will make the Bancorp’s presentation of the LIHTC investments comparable to that of its peers. The adoption of the proportional amortization method was applied retrospectively and resulted in a cumulative effect adjustment to reduce retained earnings by $134 million as of January 1, 2016. Unless otherwise noted, all prior period information has been restated to conform to the accounting policy change. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information including the impact of adoption on prior period financial statements.

TABLE 2: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2018	2017	2016	2015	2014

Interest income (FTE)(a)	$5,199	4,515	4,218	4,049	4,051
Interest expense	1,043	691	578	495	451

Net Interest Income (FTE)(a)	4,156	3,824	3,640	3,554	3,600
Provision for loan and lease losses	237	261	343	396	315

Net Interest Income After Provision for Loan and Lease Losses (FTE)(a)	3,919	3,563	3,297	3,158	3,285
Noninterest income	2,790	3,224	2,696	3,003	2,473
Noninterest expense	3,928	3,782	3,760	3,647	3,592

Income Before Income Taxes (FTE)(a)	2,781	3,005	2,233	2,514	2,166
Fully taxable equivalent adjustment	16	26	25	21	21
Applicable income tax expense	572	799	665	814	692

Net Income	2,193	2,180	1,543	1,679	1,453
Less: Net income attributable to noncontrolling interests	-	-	(4)	(6)	2

Net Income Attributable to Bancorp	2,193	2,180	1,547	1,685	1,451
Dividends on preferred stock	75	75	75	75	67

Net Income Available to Common Shareholders	$2,118	2,105	1,472	1,610	1,384

Earnings per share - basic	$3.11	2.86	1.92	2.00	1.65
Earnings per share - diluted	$3.06	2.81	1.91	1.97	1.63

Cash dividends declared per common share	$0.74	0.60	0.53	0.52	0.51

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2018 was $2.1 billion, or $3.06 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2017 was $2.1 billion, or $2.81 per diluted share, which was net of $75 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $4.2 billion and $3.8 billion for the years ended December 31, 2018 and 2017, respectively. Net interest income was positively impacted by increases in yields on average loans and leases and average taxable securities and an increase in average taxable securities for the year ended December 31, 2018 compared to the year ended December 31, 2017. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018, June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt during the year ended December 31, 2018 compared to the year ended December 31, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.22% and 3.03% for the years ended December 31, 2018 and 2017, respectively.

Noninterest income decreased $434 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease in other noninterest income, partially offset by increases in corporate banking revenue, wealth and asset management revenue and card and processing revenue. Other noninterest income decreased $470 million from the year ended December 31, 2017 primarily due to the gain on sale of Worldpay,

Inc. shares recognized in the prior year, a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC, the impact of the net losses on disposition and impairment of bank premises and equipment and income from the TRA associated with Worldpay, Inc. recognized in the prior year. These reductions were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc., an increase in private equity investment income, as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Corporate banking revenue increased $85 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase from the prior year was primarily driven by increases in lease remarketing fees, institutional sales revenue, syndication fees and contract revenue from commercial customer derivatives. Wealth and asset management revenue increased $25 million from the year ended December 31, 2017 primarily due to increases in private client service fees and brokerage fees. Card and processing revenue increased $16 million from the year ended December 31 2017 primarily due to increases in the number of actively used cards and customer spend volume.

Noninterest expense increased $146 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases in personnel costs and technology and communications expenses, partially offset by a decrease in other noninterest expense. Personnel costs increased $126 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by increases in base compensation, performance-based compensation and severance costs. The increase in base compensation was primarily due to an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA and personnel additions associated with strategic investments and acquisitions.

46  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Technology and communications expense increased $40 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense decreased $17 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the benefit from the reserve for unfunded commitments, gains on partnership investments and decreases in professional service fees and FDIC insurance and other taxes, partially offset by increases in marketing expense and loan and lease expense.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $237 million and $261 million for the years ended December 31, 2018 and 2017, respectively. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.35% during the year ended December 31, 2018 compared to 0.32% during the year ended December 31, 2017. At December 31, 2018, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.41% compared to 0.53% at December 31, 2017. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of December 31, 2018, as calculated under the Basel III standardized approach, the CET1 capital ratio was 10.24%, the Tier I risk-based capital ratio was 11.32%, the Total risk-based capital ratio was 14.48% and the Tier I leverage ratio was 9.72%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: NON-GAAP FINANCIAL MEASURES - FINANCIAL MEASURES AND RATIOS ON AN FTE BASIS

For the years ended December 31 ($ in millions)	2018	2017	2016

Net interest income (U.S. GAAP)	$4,140	3,798	3,615
Add: FTE adjustment	16	26	25

Net interest income on an FTE basis (1)	$4,156	3,824	3,640

Interest income (U.S. GAAP)	$5,183	4,489	4,193
Add: FTE adjustment	16	26	25

Interest income on an FTE basis (2)	$5,199	4,515	4,218

Interest expense (3)	$1,043	691	578
Noninterest income (4)	2,790	3,224	2,696
Noninterest expense (5)	3,928	3,782	3,760
Average interest-earning assets (6)	128,905	126,293	126,285
Average interest-bearing liabilities (7)	89,959	85,090	85,332

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.22%	3.03	2.88
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.87	2.76	2.66
Efficiency ratio on an FTE basis (5) / ((1) + (4))	56.5	53.7	59.3

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

47  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: NON-GAAP FINANCIAL MEASURE - RETURN ON AVERAGE TANGIBLE COMMON EQUITY

For the years ended December 31 ($ in millions)	2018	2017

Net income available to common shareholders (U.S. GAAP)	$2,118	2,105
Add: Intangible amortization, net of tax	4	1

Tangible net income available to common shareholders (1)	$2,122	2,106

Average Bancorp shareholders’ equity (U.S. GAAP)	$15,970	16,424
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,462)	(2,425)
Average intangible assets	(29)	(18)

Average tangible common equity (2)	$12,148	12,650

Return on average tangible common equity (1) / (2)	17.5%	16.6

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: NON-GAAP FINANCIAL MEASURES - CAPITAL RATIOS

As of December 31 ($ in millions)	2018	2017

Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,250	16,200
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,478)	(2,445)
Intangible assets	(40)	(27)
AOCI	112	(73)

Tangible common equity, excluding unrealized gains / losses (1)	12,513	12,324
Add: Preferred stock	1,331	1,331

Tangible equity (2)	$13,844	13,655

Total Assets (U.S. GAAP)	$146,069	142,081
Less: Goodwill	(2,478)	(2,445)
Intangible assets	(40)	(27)
AOCI, before tax	142	(92)

Tangible assets, excluding unrealized gains / losses (3)	$143,693	139,517

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.63%	9.79
Tangible common equity as a percentage of tangible assets (1) / (3)	8.71	8.83

48  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp during 2018 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2018.

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

The Bancorp’s methodology for determining the ALLL requires significant management judgment and is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans.

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

When evaluating the adequacy of allowances, consideration is given to regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers. Refer to the Allowance for Credit Losses subsection of the Risk Management section of MD&A for a discussion on the Bancorp’s ALLL sensitivity analysis.

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

Changes in the estimate of tax accruals occur periodically due to changes in tax rates, interpretation of tax laws and regulations and other guidance issued by tax authorities and the status of examinations conducted by tax authorities, as well as the expiration of statutes of limitations. These changes may significantly impact the Bancorp’s tax accruals, deferred taxes and income tax expense and may significantly impact the operating results of the Bancorp.

Deferred taxes are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is calculated based on the difference between the book and tax bases of the assets and liabilities using enacted tax rates and laws. Significant management judgment is required to determine the realizability of deferred tax assets. Deferred tax assets are recognized when management believes that it is more likely than not that the deferred tax assets will be realized. Where management has determined that it is not more likely than not that certain deferred tax assets will be realized, a valuation allowance is maintained. For additional information on income taxes, refer to Note 19 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The level of management judgment necessary to determine fair value varies based upon the methods used in the determination of fair value. Financial instruments that are measured at fair value using quoted prices in active markets (Level 1) require minimal judgment. The valuation of financial instruments when quoted market prices are not available (Levels 2 and 3) may require significant management judgment to assess whether quoted prices for similar instruments exist, the impact of changing market conditions including reducing liquidity in the capital markets and the use of estimates surrounding significant unobservable inputs. Table 6 provides a summary of the fair value of financial instruments carried at fair value on a recurring basis and the amounts of financial instruments valued using Level 3 inputs.

50  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: FAIR VALUE SUMMARY

As of ($ in millions)		December 31, 2018		December 31, 2017

		Balance	Level 3	Balance	Level 3

Assets carried at fair value	$	35,792	1,124	34,287	1,003
As a percent of total assets		25%	1	24	1

Liabilities carried at fair value	$	1,012	133	633	142
As a percent of total liabilities		1%	-	1	-

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Significant management judgment is necessary in the identification and valuation of unrecognized intangible assets and the valuation of the reporting unit’s recorded assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor does it recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Legal Contingencies

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 17 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s legal proceedings.

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

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2018, 2017 and 2016, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale debt and other securities included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $4.2 billion and $3.8 billion for the years ended December 31, 2018 and 2017, respectively. Net interest income was positively impacted by increases in yields on average loans and leases of 58 bps and yields on average taxable securities of 13 bps for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net interest income also benefited from an increase in average taxable securities of $1.4 billion for the year ended December 31, 2018 compared to the year ended December 31, 2017. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2017, March 2018, June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for the year ended December 31, 2018 compared to the year ended December 31, 2017. The rates paid on average interest-bearing core deposits and average long-term debt increased 33 bps and 32 bps, respectively, for the year ended December 31, 2018 compared to the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.87% during the year ended December 31, 2018 compared to 2.76% during the year ended December 31, 2017. Yields on average interest-earning assets increased 46 bps, partially offset by a 35 bps increase in rates paid on average interest-bearing liabilities for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Net interest margin on an FTE basis (non-GAAP) was 3.22% for the year ended December 31, 2018 compared to 3.03% for the year ended December 31, 2017. The increase for the year ended December 31, 2018 was driven primarily by the previously mentioned increase in the net interest rate spread partially offset by a decrease in average free funding balances. The decrease in average free funding balances was driven by a decrease in average demand deposits of $2.5 billion for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $590 million compared to the year ended December 31, 2017 driven by the previously mentioned increase in yields on average loans and leases, as well as an increase in the volume of average other consumer loans and average commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $94 million compared to the year ended December 31, 2017 primarily as a result of the aforementioned increases in average taxable securities and yields on average taxable securities.

Interest expense on core deposits increased $250 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase in the cost of average interest-bearing core deposits to 70 bps for the year ended December 31, 2018 from 37 bps for the year ended December 31, 2017. The increase in the cost of average interest-bearing core deposits was primarily due to increases in the rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on wholesale funding increased $102 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the aforementioned increase in the rates paid on average long-term debt coupled with an increase in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 23% and 24% of average interest-bearing liabilities during the years ended December 31, 2018 and 2017, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

52  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME ON AN FTE BASIS

For the years ended December 31	2018			2017			2016

($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$42,668	1,826	4.28%	$41,577	1,514	3.64%	$43,184	1,413	3.27%
Commercial mortgage loans	6,661	298	4.47	6,844	256	3.74	6,899	229	3.32
Commercial construction loans	4,793	240	5.01	4,374	179	4.09	3,648	125	3.42
Commercial leases	3,795	108	2.84	4,011	82	2.04	3,916	105	2.69

Total commercial loans and leases	57,917	2,472	4.27	56,806	2,031	3.58	57,647	1,872	3.25

Residential mortgage loans	16,150	580	3.59	16,053	566	3.53	15,101	535	3.54
Home equity	6,631	326	4.92	7,308	310	4.24	7,998	302	3.78
Automobile loans	8,993	304	3.38	9,407	275	2.92	10,708	290	2.71
Credit card	2,280	279	12.25	2,141	253	11.84	2,205	214	9.69
Other consumer loans	1,905	132	6.94	1,016	68	6.68	661	44	6.56

Total consumer loans	35,959	1,621	4.51	35,925	1,472	4.10	36,673	1,385	3.78

Total loans and leases	$93,876	4,093	4.36%	$92,731	3,503	3.78%	$94,320	3,257	3.45%
Securities:
Taxable	33,487	1,079	3.22	32,106	993	3.09	30,019	950	3.16
Exempt from income taxes(a)	66	2	3.37	66	4	5.45	80	3	4.51
Other short-term investments	1,476	25	1.68	1,390	15	1.04	1,866	8	0.44

Total interest-earning assets	$128,905	5,199	4.03%	$126,293	4,515	3.57%	$126,285	4,218	3.34%
Cash and due from banks	2,200			2,224			2,303
Other assets	12,203			13,236			14,870
Allowance for loan and lease losses	(1,125)			(1,226)			(1,285)

Total assets	$142,183			$140,527			$142,173

Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$29,818	252	0.85%	$26,382	109	0.41%	$25,143	58	0.23%
Savings deposits	13,330	14	0.10	13,958	8	0.06	14,346	7	0.05
Money market deposits	21,769	162	0.74	20,231	74	0.37	19,523	53	0.27
Foreign office deposits	363	1	0.33	388	1	0.20	497	1	0.16
Other time deposits	4,106	59	1.44	3,771	46	1.23	4,010	49	1.24

Total interest-bearing core deposits	69,386	488	0.70	64,730	238	0.37	63,519	168	0.26
Certificates $100,000 and over	2,426	41	1.69	2,564	36	1.38	2,735	36	1.30
Other deposits	476	9	1.94	277	3	1.05	333	1	0.41
Federal funds purchased	1,509	30	1.97	557	6	1.01	506	2	0.39
Other short-term borrowings	1,611	29	1.82	3,158	30	0.96	2,845	10	0.36
Long-term debt	14,551	446	3.06	13,804	378	2.74	15,394	361	2.35

Total interest-bearing liabilities	$89,959	1,043	1.16%	$85,090	691	0.81%	$85,332	578	0.68%
Demand deposits	32,634			35,093			35,862
Other liabilities	3,603			3,897			4,497

Total liabilities	$126,196			$124,080			$125,691
Total equity	$15,987			$16,447			$16,482

Total liabilities and equity	$142,183			$140,527			$142,173

Net interest income (FTE)(b)		$4,156			$3,824			$3,640
Net interest margin (FTE)(b)			3.22%			3.03%			2.88%
Net interest rate spread (FTE)(b)			2.87			2.76			2.66
Interest-bearing liabilities to interest-earning assets			69.79			67.37			67.57

(a)	The FTE adjustments included in the above table were $16, $26 and $25 for the years ended December 31, 2018, 2017 and 2016, respectively.
(b)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

53  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)

For the years ended December 31	2018 Compared to 2017			2017 Compared to 2016

($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$41	271	312	(54)	155	101
Commercial mortgage loans	(7)	49	42	(2)	29	27
Commercial construction loans	18	43	61	27	27	54
Commercial leases	(4)	30	26	3	(26)	(23)

Total commercial loans and leases	48	393	441	(26)	185	159

Residential mortgage loans	3	11	14	34	(3)	31
Home equity	(31)	47	16	(27)	35	8
Automobile loans	(12)	41	29	(37)	22	(15)
Credit card	17	9	26	(7)	46	39
Other consumer loans	61	3	64	23	1	24

Total consumer loans	38	111	149	(14)	101	87

Total loans and leases	$86	504	590	(40)	286	246
Securities:
Taxable	44	42	86	64	(21)	43
Exempt from income taxes	(1)	(1)	(2)	-	1	1
Other short-term investments	1	9	10	(2)	9	7

Total change in interest income	$130	554	684	22	275	297

Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$15	128	143	4	47	51
Savings deposits	-	6	6	(1)	2	1
Money market deposits	7	81	88	1	20	21
Foreign office deposits	-	-	-	-	-	-
Other time deposits	5	8	13	(3)	-	(3)

Total interest-bearing core deposits	27	223	250	1	69	70
Certificates $100,000 and over	(2)	7	5	(2)	2	-
Other deposits	3	3	6	-	2	2
Federal funds purchased	15	9	24	1	3	4
Other short-term borrowings	(20)	19	(1)	1	19	20
Long-term debt	22	46	68	(39)	56	17

Total change in interest expense	$45	307	352	(38)	151	113

Total change in net interest income	$85	247	332	60	124	184

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of MD&A. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Consolidated Balance Sheets is referred to as a charge-off. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $237 million for the year ended December 31, 2018 compared to $261 million for the same period in the prior year. The decrease in provision expense for the year ended December 31, 2018 compared to the prior year was primarily due to a decrease in the level of commercial criticized assets combined with overall improved credit quality, partially offset by an increase in outstanding commercial loan balances and an increase in consumer reserve rates for certain products. The ALLL declined $93 million from December 31, 2017 to $1.1 billion at December 31, 2018. At December 31, 2018, the ALLL as a percent of portfolio loans and leases decreased to 1.16%, compared to 1.30% at December 31, 2017.

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

54  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income decreased $434 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The following table presents the components of noninterest income:

TABLE 9: COMPONENTS OF NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2018	2017	2016	2015	2014

Service charges on deposits	$549	554	558	563	560
Wealth and asset management revenue	444	419	404	418	407
Corporate banking revenue	438	353	432	384	430
Card and processing revenue	329	313	319	302	295
Mortgage banking net revenue	212	224	285	348	310
Other noninterest income	887	1,357	688	979	450
Securities (losses) gains, net	(54)	2	10	9	21
Securities (losses) gains, net - non-qualifying hedges on MSRs	(15)	2	-	-	-

Total noninterest income	$2,790	3,224	2,696	3,003	2,473

Service charges on deposits

Service charges on deposits decreased $5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease of $13 million in commercial deposit fees, partially offset by an increase of $8 million in consumer deposit fees.

Wealth and asset management revenue

Wealth and asset management revenue increased $25 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase from the prior year was primarily due to increases of $16 million and $10 million, respectively, in private client service fees and brokerage fees. These increases were driven by an increase in average assets under management as a result of market performance and increased asset inflows during the year ended December 31, 2018. The Bancorp’s trust and registered investment advisory businesses had approximately $356 billion and $362 billion in total assets under care as of December 31, 2018 and 2017, respectively, and managed $37 billion in assets for individuals, corporations and not-for-profit organizations as of both December 31, 2018 and 2017.

Corporate banking revenue

Corporate banking revenue increased $85 million for the year ended December 31, 2018 compared to the year ended December 31,

2017. The increase from the prior year was primarily driven by increases in lease remarketing fees, institutional sales revenue, syndication fees and contract revenue from commercial customer derivatives of $46 million, $18 million, $13 million and $11 million, respectively. The increase in lease remarketing fees for the year ended December 31, 2018 included the impact of a $52 million impairment charge related to certain operating lease assets that was recognized during the year ended December 31, 2017. These benefits were partially offset by decreases of $7 million and $6 million, respectively, in letter of credit fees and business lending fees from the year ended December 31, 2017.

Card and processing revenue

Card and processing revenue increased $16 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily driven by increases in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue decreased $12 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The following table presents the components of mortgage banking net revenue:

TABLE 10: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2018	2017	2016

Origination fees and gains on loan sales	$100	138	186
Net mortgage servicing revenue:
Gross mortgage servicing fees	216	206	199
MSR amortization	-	-	(131)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(104)	(120)	31

Net mortgage servicing revenue	112	86	99

Mortgage banking net revenue	$212	224	285

Origination fees and gains on loan sales decreased $38 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by a decrease in originations and lower margins due to the interest rate environment. Residential mortgage loan originations decreased to $7.1 billion for the year ended December 31, 2018 from $8.2 billion for the year ended December 31, 2017.

Net mortgage servicing revenue increased $26 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease in net negative valuation adjustments on MSRs of $16 million and an increase in gross mortgage servicing fees of $10 million. Refer to Table 11 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

55  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 11: COMPONENTS OF NET VALUATION ADJUSTMENTS ON MSRs

For the years ended December 31 ($ in millions)	2018	2017	2016

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(21)	2	24
Changes in fair value:
Due to changes in inputs or assumptions	42	(1)	-
Other changes in fair value	(125)	(121)	-
Recovery of MSR impairment	-	-	7

Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(104)	(120)	31

Mortgage rates increased during the year ended December 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $42 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $125 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2018.

Mortgage rates decreased during the year ended December 31, 2017 which caused the modeled prepayment speeds to increase, which led to fair value adjustments on servicing rights. The fair value of the MSR portfolio decreased $1 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $121 million due to passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2017.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $15 million during the year ended December 31, 2018, and net gains of $2 million during the year ended December 31, 2017, recorded in securities (losses) gains, net - non-qualifying hedges on MSRs in the Bancorp’s Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at December 31, 2018 and 2017 were $79.2 billion and $76.1 billion, respectively, with $63.2 billion and $60.0 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 12: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2018	2017	2016

Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	$414	-	-
Gain on sale of Worldpay, Inc. shares	205	1,037	-
Operating lease income	84	96	102
Private equity investment income	63	36	11
BOLI income	56	52	53
Cardholder fees	56	54	46
Consumer loan and lease fees	23	23	23
Banking center income	21	20	20
Income from the TRA associated with Worldpay, Inc.	20	44	313
Insurance income	20	8	11
Net gains (losses) on loan sales	2	(2)	10
Equity method income from interest in Worldpay Holding, LLC	1	47	66
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(59)	(80)	(56)
Net losses on disposition and impairment of bank premises and equipment	(43)	-	(13)
Valuation adjustments on the warrant associated with Worldpay Holding, LLC	-	-	64
Gain on sales of certain retail branches	-	-	19
Gain on sale and exercise of the warrant associated with Worldpay Holding, LLC	-	-	9
Other, net	24	22	10

Total other noninterest income	$887	1,357	688

Other noninterest income decreased $470 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the gain on sale of Worldpay, Inc. shares recognized in the prior year, a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC, the impact of the net losses on disposition and impairment of bank premises and equipment and income from the TRA associated with Worldpay, Inc. recognized in the prior year. These reductions were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc., an increase in private equity investment income, as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

The Bancorp recognized a $205 million gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2018 compared to a $1.0 billion gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2017. The Bancorp also recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. for the year ended December 31, 2018. For more information, refer to Note 18 of the Notes to Consolidated Financial Statements.

56  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equity method income from the Bancorp’s interest in Worldpay Holding, LLC decreased $46 million for the year ended December 31, 2018 compared to the same period in the prior year primarily due to a decrease in the Bancorp’s ownership percentage in Worldpay Holding, LLC from approximately 8.6% as of December 31, 2017 to approximately 3.3% as of December 31, 2018 and the impact of a reduction in Worldpay Holding, LLC’s net income for the year ended December 31, 2018 compared to the prior year. Income from the TRA associated with Worldpay Inc. was $20 million during the year ended December 31, 2018 compared to $44 million for the year ended December 31, 2017.

Net losses on disposition and impairment of bank premises and equipment increased $43 million during the year ended December 31, 2018 compared to the same period in the prior year. This increase was driven by the impact of impairment charges of $45 million during the year ended December 31, 2018 compared to $7 million during the year ended December 31, 2017. For more information, refer to Note 7 of the Notes to Consolidated Financial Statements.

Private equity investment income increased $27 million for the year ended December 31, 2018 compared to the same period in the prior year primarily due to valuation adjustments on certain private equity investments. For the year ended December 31, 2018, the Bancorp recognized negative valuation adjustments of $59 million related to the Visa total return swap compared to negative valuation adjustments of $80 million during the year ended December 31, 2017. The decrease from the prior period was primarily attributable to the impact of litigation developments during 2017. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 16, Note 17 and Note 26 of the Notes to Consolidated Financial Statements.

Noninterest Expense

Noninterest expense increased $146 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and technology and communications expense, partially offset by a decrease in other noninterest expense. Additionally, the Bancorp recognized $31 million in merger-related expenses for the year ended December 31, 2018.

The following table presents the components of noninterest expense:

TABLE 13: COMPONENTS OF NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2018	2017	2016	2015	2014

Salaries, wages and incentives	$1,783	1,633	1,612	1,525	1,449
Employee benefits	332	356	339	323	334
Net occupancy expense	292	295	299	321	313
Technology and communications	285	245	234	224	212
Card and processing expense	123	129	132	153	141
Equipment expense	123	117	118	124	121
Other noninterest expense	990	1,007	1,026	977	1,022

Total noninterest expense	$3,928	3,782	3,760	3,647	3,592

Efficiency ratio on an FTE basis(a)	56.5%	53.7	59.3	55.6	59.2

(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Personnel costs increased $126 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by increases in base compensation, performance-based compensation and severance costs. The increase in base compensation was primarily due to an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA and personnel additions associated with strategic investments and acquisitions. Full-time equivalent employees totaled 17,437 at December 31, 2018 compared to 18,125 at December 31, 2017.

Technology and communications expense increased $40 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven primarily by increased investment in regulatory, compliance and growth initiatives.

57  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the components of other noninterest expense:

TABLE 14: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2018	2017	2016

Marketing	$147	114	104
FDIC insurance and other taxes	119	127	126
Loan and lease	112	102	110
Operating lease	76	87	86
Professional service fees	67	83	61
Losses and adjustments	61	59	73
Data processing	57	58	51
Travel	52	46	45
Postal and courier	35	42	46
Recruitment and education	32	35	37
Donations	21	28	23
Supplies	13	14	14
Insurance	13	12	15
(Gain) loss on partnership investments	(4)	14	25
(Benefit from) provision for the reserve for unfunded commitments	(30)	-	23
Other, net	219	186	187

Total other noninterest expense	$990	1,007	1,026

Other noninterest expense decreased $17 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in the benefit from the reserve for unfunded commitments, gains on partnership investments and decreases in professional service fees and FDIC insurance and other taxes, partially offset by increases in marketing expense and loan and lease expense.

The benefit from the reserve for unfunded commitments increased $30 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to overall improved credit quality. Gains on partnership investments were $4 million for the year ended December 31, 2018 compared to losses of $14 million for the year ended December 31, 2017. Professional service fees decreased $16 million for the year ended

December 31, 2018 compared to the year ended December 31, 2017 primarily due to decreases in legal and consulting fees. FDIC insurance and other taxes decreased $8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018. Marketing expense increased $33 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to promotional offers during the year ended December 31, 2018. Loan and lease expense increased $10 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by an increase in loan servicing expenses on point-of-sale loans as a result of growth in point-of-sale originations.

Applicable Income Taxes

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leveraged leases that are exempt from federal taxation and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2018 and 2017 were primarily impacted by $189 million and $206 million, respectively, of low-income housing tax credits and other tax benefits and $23 million and $34 million of tax benefits from tax exempt income in 2018 and 2017, respectively and were partially offset by $154 million and $223 million of proportional amortization related to qualifying LIHTC investments. The effective tax rate for the year ended December 31, 2017 was also impacted by a $253 million benefit from the remeasurement of deferred taxes as a result of the reduction in the federal income tax rate from 35 percent to 21 percent for years beginning after December 31, 2017. The decrease in the effective tax rate from the year ended December 31, 2016 to the year ended December 31, 2017 was primarily related to the remeasurement of deferred taxes mentioned above, partially offset by the impact of an increase in income before taxes.

The U.S. government enacted comprehensive tax legislation, the TCJA, on December 22, 2017. The TCJA made broad and complex changes to the U.S. tax code including, but not limited to, reducing the federal statutory corporate tax rate from 35 percent to 21 percent effective for tax years beginning after December 31, 2017. U.S. GAAP requires the Bancorp to recognize the tax effects of changes in tax laws and rates on its deferred taxes in the period in which the law is enacted. As a result, for the year ended December 31, 2017, the Bancorp remeasured its deferred tax assets and liabilities and recognized an income tax benefit of approximately $253 million. For the year ended December 31, 2017, the Bancorp was subject to a federal statutory corporate tax rate of 35 percent. For years beginning after December 31, 2017, the Bancorp is subject to a federal statutory corporate tax rate of 21 percent.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at December 31, 2018, the Bancorp estimates that it may be necessary to recognize $6 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the first half of 2019. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

58  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2018	2017	2016	2015	2014

Income before income taxes	$2,765	2,979	2,208	2,493	2,145
Applicable income tax expense	572	799	665	814	692
Effective tax rate	20.7%	26.8	30.1	32.6	32.3

59  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 29 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of cash flows for each transaction. Assigning the FTP rate based on matching the duration of the cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

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

The results of operations and financial position for the years ended December 31, 2017 and 2016 were adjusted to reflect changes in internal expense allocation methodologies as well as a change in accounting policy for qualifying LIHTC investments.

The following table summarizes net income (loss) by business segment:

TABLE 16: NET INCOME (LOSS) BY BUSINESS SEGMENT

For the years ended December 31 ($ in millions)	2018	2017	2016

Income Statement Data
Commercial Banking	$1,139	827	1,014
Branch Banking	702	455	390
Consumer Lending	(1)	17	50
Wealth and Asset Management	97	65	86
General Corporate and Other	256	816	3

Net income	$2,193	2,180	1,543

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 17: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2018	2017	2016

Income Statement Data
Net interest income (FTE)(a)	$1,729	1,678	1,839
(Benefit from) provision for loan and lease losses	(26)	38	76
Noninterest income:
Corporate banking revenue	432	348	430
Service charges on deposits	273	287	292
Other noninterest income	212	203	185
Noninterest expense:
Personnel costs	344	294	296
Other noninterest expense	919	940	932

Income before income taxes (FTE)	1,409	1,244	1,442
Applicable income tax expense(a)(b)	270	417	428

Net income	$1,139	827	1,014

Average Balance Sheet Data
Commercial loans and leases, including held for sale	$54,748	53,743	54,597
Demand deposits	16,560	19,519	20,735
Interest checking deposits	12,203	9,080	8,582
Savings and money market deposits	4,128	5,337	6,686
Other time deposits and certificates $100,000 and over	377	899	1,046
Foreign office deposits	362	372	496

(a)	Includes FTE adjustments of $16, $26 and $25 for the years ended December 31, 2018, 2017 and 2016, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Comparison of the year ended 2018 with 2017

Net income was $1.1 billion for the year ended December 31, 2018 compared to net income of $827 million for the year ended December 31, 2017. The increase in net income was driven by increases in noninterest income and net interest income on an FTE basis and a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense.

Net interest income on an FTE basis increased $51 million from the year ended December 31, 2017 primarily driven by increases in yields on average commercial loans and leases and increases in FTP credits on interest checking deposits. These increases were partially offset by increases in FTP charge rates on loans and leases, increases in the rates paid on core deposits and decreases in FTP credits on demand deposits driven by lower average balances.

Provision for loan and lease losses decreased $64 million from the year ended December 31, 2017 primarily driven by a decrease in commercial criticized asset levels partially offset by an increase in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases decreased to 18 bps for the year ended December 31, 2018 compared to 19 bps for the year ended December 31, 2017.

Noninterest income increased $79 million from the year ended December 31, 2017 primarily driven by an increase in corporate banking revenue and other noninterest income partially offset by a decrease in service charges on deposits. Corporate banking revenue increased $84 million from the year ended December 31, 2017 driven by increases in lease remarketing fees, institutional sales revenue, syndication fees, contract revenue from commercial customer derivatives and foreign exchange fees partially offset by decreases in letter of credit fees and business lending fees. The increase in lease remarketing fees for the year ended December 31, 2018 included the impact of $52 million of impairment charges related to certain operating lease assets that were recognized during the year ended December 31, 2017. Other noninterest income increased $9 million from the year ended December 31, 2017 primarily due to an increase in private equity investment income. Service charges on deposits decreased $14 million from the year ended December 31, 2017.

Noninterest expense increased $29 million from the year ended December 31, 2017 due to an increase in personnel costs partially offset by a decrease in other noninterest expense. Personnel costs increased $50 million from the year ended December 31, 2017 primarily due to increased incentive compensation and base compensation. Other noninterest expense decreased $21 million from the year ended December 31, 2017 primarily due to the impact of gains and losses on partnership investments and decreases in operating lease expense and consulting expense partially offset by an increase in corporate overhead allocations.

Average commercial loans increased $1.0 billion from the year ended December 31, 2017 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by decreases in average commercial leases and average commercial mortgage loans. Average commercial and industrial loans increased $973 million from the year ended December 31, 2017 as a result of an increase in loan originations, a decrease in payoffs and an increase in drawn balances on existing revolving lines of credit. Average commercial construction loans increased $404 million from the year ended December 31, 2017 primarily due to increases in draw levels on existing commitments.

61  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average commercial leases decreased $218 million from the year ended December 31, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial mortgage loans decreased $154 million from the year ended December 31, 2017 due to an increase in paydowns in the fourth quarter of 2017 and lower loan origination activity through the first two quarters of 2018.

Average core deposits decreased $1.1 billion from the year ended December 31, 2017. The decrease was driven by decreases in average demand deposits of $3.0 billion and average savings and money market deposits of $1.2 billion compared to the year ended December 31, 2017 primarily due to lower average balances per account. These decreases were partially offset by an increase in average interest checking deposits of $3.1 billion compared to the year ended December 31, 2017 primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account as well as the acquisition of new commercial customers.

Comparison of the year ended 2017 with 2016

Net income was $827 million for the year ended December 31, 2017 compared to net income of $1.0 billion for the year ended December 31, 2016. The decrease in net income was driven by decreases in net interest income and noninterest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income on an FTE basis decreased $161 million from the year ended December 31, 2016 primarily driven by increases in FTP charge rates on loans and leases and increases in the rates paid of core deposits. The decrease in net interest income was partially offset by increases in yields on average commercial loans and leases of 37 bps from the year ended December 31, 2016.

Provision for loan and lease losses decreased $38 million from the year ended December 31, 2016 primarily driven by a decrease in net charge-offs on commercial and industrial loans partially offset by a reduction in the benefit from commercial criticized assets. Net charge-offs as a percent of average portfolio loans and leases decreased to 19 bps for the year ended December 31, 2017 compared to 33 bps for the year ended December 31, 2016.

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

Noninterest expense increased $6 million from the year ended December 31, 2016 primarily as a result of an increase in other noninterest expense driven by increases in corporate overhead allocations partially offset by decreases in losses on partnership investments.

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

62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,121 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 18: BRANCH BANKING

For the years ended December 31 ($ in millions)	2018	2017	2016

Income Statement Data
Net interest income	$2,034	1,782	1,669
Provision for loan and lease losses	171	153	138
Noninterest income:
Service charges on deposits	275	265	265
Card and processing revenue	266	251	253
Wealth and asset management revenue	150	141	140
Other noninterest income	63	99	97
Noninterest expense:
Personnel costs	536	526	520
Net occupancy and equipment expense	225	228	234
Card and processing expense	121	127	128
Other noninterest expense	846	800	801

Income before income taxes	889	704	603
Applicable income tax expense	187	249	213

Net income	$702	455	390

Average Balance Sheet Data
Consumer loans, including held for sale	$13,034	13,008	13,572
Commercial loans	1,938	1,918	1,870
Demand deposits	14,336	13,895	13,332
Interest checking deposits	10,187	10,226	9,659
Savings and money market deposits	29,473	27,603	25,974
Other time deposits and certificates $100,000 and over	5,348	4,965	5,205

Comparison of the year ended 2018 with 2017

Net income was $702 million for the year ended December 31, 2018 compared to net income of $455 million for the year ended December 31, 2017. The increase was driven by an increase in net interest income partially offset by increases in noninterest expense and the provision for loan and lease losses.

Net interest income increased $252 million from the year ended December 31, 2017. The increase was primarily due to increases in FTP credit rates on core deposits as well as increases in interest income on other consumer loans driven by higher average balances. These benefits were partially offset by increases in FTP charge rates on loans and leases and increases in the rates paid on savings and money market deposits. In addition, the increase in net interest income was partially offset by the impact of a $12 million benefit in the first quarter of 2017 related to a revised estimate of refunds to be offered to certain bankcard customers.

Provision for loan and lease losses increased $18 million from the year ended December 31, 2017 primarily due to an increase in net charge-offs on other consumer loans and credit card. Net charge-offs as a percent of average portfolio loans and leases increased to 114 bps for the year ended December 31, 2018 compared to 102 bps for the year ended December 31, 2017.

Noninterest income decreased $2 million from the year ended December 31, 2017 primarily driven by a decrease in other noninterest income partially offset by increases in card and processing revenue, service charges on deposits and wealth and asset management revenue. Other noninterest income decreased $36 million from the year ended December 31, 2017 primarily due to the impact of impairments on bank premises and equipment. Card and processing revenue increased $15 million from the year ended December 31, 2017 primarily driven by increases in the number of actively used cards and customer spend volume. Service charges on deposits increased $10 million from the year ended December 31, 2017 primarily due to an increase in consumer deposit fees. Wealth and asset management revenue increased $9 million from the year ended December 31, 2017 primarily driven by increases in private client service fees and brokerage fees.

Noninterest expense increased $47 million from the year ended December 31, 2017 primarily due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $46 million from the year ended December 31, 2017 primarily due to increases in corporate overhead allocations and loan and lease expense. Personnel costs increased $10 million from the year ended December 31, 2017 primarily due to higher base compensation driven by an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA.

Average consumer loans increased $26 million from the year ended December 31, 2017 primarily driven by an increase in average other consumer loans of $1.0 billion primarily due to growth in point-of-sale loan originations. This increase from the year ended December 31, 2017 was partially offset by decreases in average home equity loans of $530 million and average residential mortgage loans of $310 million as payoffs exceeded new loan production.

Average core deposits increased $2.6 billion from the year ended December 31, 2017 primarily driven by growth in average savings and money market deposits of $1.9 billion and growth in average demand deposits of $441 million. Average savings and money market deposits increased as a result of promotional rate offers facilitated by the rising-rate environment and growth in the Fifth Third Preferred Banking program.

63  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average demand deposits increased primarily due to an increase in average balances per customer account and the acquisition of new customers driven by increased marketing efforts. Other time deposits and certificates $100,000 and over increased $383 million from the year ended December 31, 2017 primarily due to shifting customer preferences as a result of the rising-rate environment.

Comparison of the year ended 2017 with 2016

Net income was $455 million for the year ended December 31, 2017 compared to net income of $390 million for the year ended December 31, 2016. The increase was driven by an increase in net interest income partially offset by an increase in the provision for loan and lease losses.

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

Noninterest expense decreased $2 million from the year ended December 31, 2016 primarily due to decreases in net occupancy and equipment expense and other noninterest expense partially offset by an increase in personnel costs. Net occupancy and equipment expense decreased $6 million from the year ended December 31, 2016 primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations. Other noninterest expense decreased $1 million from the year ended December 31, 2016 primarily driven by a decrease in corporate overhead allocations partially offset by increases in marketing expense and FDIC insurance and other taxes. Personnel costs increased $6 million from the year ended December 31, 2016 primarily due to an increase in incentive compensation partially offset by a decrease in base compensation.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 19: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2018	2017	2016

Income Statement Data
Net interest income	$237	240	248
Provision for loan and lease losses	42	40	44
Noninterest income:
Mortgage banking net revenue	206	217	277
Other noninterest income	(1)	20	26
Noninterest expense:
Personnel costs	192	189	195
Other noninterest expense	210	222	235

(Loss) income before income taxes	(2)	26	77
Applicable income tax (benefit) expense	(1)	9	27

Net (loss) income	$(1)	17	50

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,803	11,494	10,530
Home equity	243	293	356
Automobile loans	8,676	8,939	10,172

Comparison of the year ended 2018 with 2017

Consumer Lending incurred a net loss of $1 million for the year ended December 31, 2018 compared to net income of $17 million for the year ended December 31, 2017. The decrease was driven by a decrease in noninterest income partially offset by a decrease in noninterest expense.

Net interest income decreased $3 million from the year ended December 31, 2017 primarily driven by an increase in FTP charge rates on loans and leases partially offset by increases in yields on average automobile loans and average residential mortgage loans.

Provision for loan and lease losses increased $2 million from the year ended December 31, 2017. Net charge-offs as a percent of average portfolio loans and leases increased to 21 bps for the year ended December 31, 2018 compared to 20 bps for the year ended December 31, 2017.

Noninterest income decreased $32 million from the year ended December 31, 2017 driven by decreases in other noninterest income and mortgage banking net revenue. Other noninterest income decreased $21 million from the year ended December 31, 2017 primarily due to an increase in the loss on securities related to non-qualifying hedges on MSRs resulting from increased interest rates. Mortgage banking net revenue decreased $11 million from the year ended December 31, 2017 primarily driven by a decrease in mortgage origination fees and gains on loan sales partially offset by an increase in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $9 million from the year ended December 31, 2017 driven by a decrease in other noninterest expense partially offset by an increase in personnel costs. Other noninterest expense decreased $12 million from the year ended December 31, 2017 primarily due to decreases in corporate overhead allocations and operational losses. Personnel costs increased $3 million from the year ended December 31, 2017 primarily due to an increase in base compensation.

Average consumer loans decreased $4 million from the year ended December 31, 2017. Average automobile loans decreased $263 million from the year ended December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Average home equity decreased $50 million from the year ended December 31, 2017 as the vintage portfolio continues to pay down. Average residential mortgage loans increased $309 million from the year ended December 31, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans.

Comparison of the year ended 2017 with 2016

Net income was $17 million for the year ended December 31, 2017 compared to net income of $50 million for the year ended December 31, 2016. The decrease was driven by a decrease in noninterest income partially offset by a decrease in noninterest expense.

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

65  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense decreased $19 million from the year ended December 31, 2016 driven by decreases in other noninterest expense and personnel costs. Other noninterest expense decreased $13 million from the year ended December 31, 2016 primarily driven by a decrease in corporate overhead allocations. Personnel costs decreased $6 million from the year ended December 31, 2016 primarily driven by decreases in incentive and base compensation.

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

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third

Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 20: WEALTH AND ASSET MANAGEMENT

For the years ended December 31 ($ in millions)	2018	2017	2016

Income Statement Data
Net interest income	$182	154	168
Provision for loan and lease losses	12	6	1
Noninterest income:
Wealth and asset management revenue	429	407	391
Other noninterest income	27	12	8
Noninterest expense:
Personnel costs	202	181	168
Other noninterest expense	302	287	264

Income before income taxes	122	99	134
Applicable income tax expense	25	34	48

Net income	$97	65	86

Average Balance Sheet Data
Loans and leases, including held for sale	$3,421	3,277	3,135
Core deposits	9,332	8,782	8,554

Comparison of the year ended 2018 with 2017

Net income was $97 million for the year ended December 31, 2018 compared to net income of $65 million for the year ended December 31, 2017. The increase in net income was driven by increases in noninterest income and net interest income partially offset by increases in noninterest expense and the provision for loan and lease losses.

Net interest income increased $28 million from the year ended December 31, 2017 primarily due to increases in FTP credit rates on interest checking deposits and savings and money market deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses increased $6 million from the year ended December 31, 2017 driven by an increase in net charge-offs partially offset by the impact of the benefit of lower commercial criticized assets. Net charge-offs as a percent of average portfolio loans and leases increased to 52 bps for the year ended December 31, 2018 compared to 11 bps for the year ended December 31, 2017.

Noninterest income increased $37 million from the year ended December 31, 2017 due to increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $22 million from the year ended December 31, 2017 primarily due to increases in private client service fees and brokerage fees. These increases were driven by an increase in average assets under management as a result of market performance and increased asset production. Other noninterest income increased $15 million from the year ended December 31, 2017 due to an increase in insurance income as a result of the full year impact of acquisitions from 2017.

Noninterest expense increased $36 million from the year ended December 31, 2017 due to increases in personnel costs and other noninterest expense. Personnel costs increased $21 million from the year ended December 31, 2017 due to higher base compensation and incentive compensation primarily driven by the aforementioned acquisitions completed during 2017. Other noninterest expense increased $15 million from the year ended December 31, 2017 primarily driven by an increase in corporate overhead allocations.

Average loans and leases increased $144 million from the year ended December 31, 2017 driven by increases in average commercial and industrial loans and average residential mortgage loans due to increases in loan origination activity. These increases were partially offset by a decline in average home equity balances.

Average core deposits increased $550 million from the year ended December 31, 2017 primarily due to increases in average interest checking deposits and average savings and money market deposits.

66  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the year ended 2017 with 2016

Net income was $65 million for the year ended December 31, 2017 compared to net income of $86 million for the year ended December 31, 2016. The decrease in net income was driven by an increase in noninterest expense and a decrease in net interest income partially offset by an increase in noninterest income.

Net interest income decreased $14 million from the year ended December 31, 2016 primarily due to increases in FTP charge rates on loans and leases as well as increases in the rates paid on interest checking deposits. These negative impacts were partially offset by increases in interest income on loans and leases as a result of increases in yields and average balances. The decrease was also partially offset by an increase in FTP credits on interest checking deposits and savings and money market deposits.

Provision for loan and lease losses increased $5 million from the year ended December 31, 2016 primarily driven by an increase in net charge-offs on commercial and industrial loans.

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

Noninterest expense increased $36 million from the year ended December 31, 2016 due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $23 million from the year ended December 31, 2016 driven by an increase in corporate overhead allocations. Personnel costs increased $13 million from the year ended December 31, 2016 due to higher base compensation primarily driven by the aforementioned acquisitions completed during 2017 as well as higher incentive compensation.

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

Comparison of the year ended 2018 with 2017

Net interest income increased $4 million from the year ended December 31, 2017 primarily driven by an increase in the benefit related to the FTP charge rates on loans and leases as well as an increase in interest income on taxable securities. These benefits were partially offset by increases in FTP credit rates on deposits allocated to the business segments and increases in interest expense on long-term debt and federal funds purchased.

Provision for loan and lease losses increased $14 million from the year ended December 31, 2017 primarily due to the decrease in the allocation of provision expense to the business segments driven by a decrease in commercial criticized assets.

Noninterest income decreased $510 million from the year ended December 31, 2017 primarily driven by the recognition of a $1.0 billion gain on the sale of Vantiv, Inc. (now Worldpay, Inc.) shares during the third quarter of 2017. The decrease was partially offset by the recognition of a $205 million gain on the sale of Worldpay, Inc. shares during the second quarter of 2018 and a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the first quarter of 2018. Additionally, equity method earnings from the Bancorp’s interest in Worldpay Holding, LLC decreased $46 million from the year ended December 31, 2017 primarily due to a decrease in the Bancorp’s ownership interest in Worldpay Holding, LLC and the impact of a reduction in Worldpay Holding, LLC net income. Income from the TRA associated with Worldpay, Inc. decreased to $20 million during the year ended December 31, 2018 compared to $44 million for the year ended December 31, 2017. These decreases were partially offset by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. For the year ended December 31, 2018, the Bancorp recognized negative valuation adjustments of $59 million related to the Visa total return swap compared to negative valuation adjustments of $80 million during the year ended December 31, 2017.

Noninterest expense increased $49 million from the year ended December 31, 2017. The increase was primarily due to increases in personnel expenses, technology and communications expense and marketing expense partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments and an increased benefit from the reserve for unfunded commitments from the year ended December 31, 2017.

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

Provision for loan and lease losses decreased $60 million from the year ended December 31, 2016 primarily due to a reduction in the benefit for commercial criticized assets allocated to the business segments coupled with an increase in the benefit from the reduction in the ALLL.

Noninterest income increased $643 million from the year ended December 31, 2016 primarily driven by the recognition of a $1.0 billion gain on the sale of Worldpay, Inc. shares during the third quarter of 2017. The increase was partially offset by the impact of a $280 million gain recognized during the third quarter of 2016 from the termination and settlement of gross cash flows from the existing Worldpay, Inc. TRA and the expected obligation to terminate and settle the remaining Worldpay, Inc. TRA cash flows upon the exercise of put or call options. This termination did not impact the TRA payments of $44 million and $33 million recognized in 2017 and 2016, respectively. The year ended December 31, 2016 also included positive valuation adjustments on the stock warrant associated with Worldpay Holding, LLC of $64 million. The stock warrant was not outstanding during 2017 as the Bancorp exercised the remaining warrant in Worldpay Holding, LLC during the fourth quarter of 2016 and recognized a gain of $9 million.

67  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in noninterest income from December 31, 2016 was partially offset by negative valuation adjustments related to the Visa total return swap of $80 million for the year ended December 31, 2017 compared with $56 million for the prior year. Additionally, equity method earnings from the Bancorp’s interest in Worldpay Holding, LLC decreased $19 million from the year ended December 31, 2016. Noninterest income for the year ended December 31, 2016 also included a gain of $11 million on the sale-leaseback of an office complex during the third quarter of 2016.

Noninterest expense increased $2 million from the year ended December 31, 2016. The increase was primarily due to increases in personnel costs and technology and communications expense partially offset by a decrease in the provision for the reserve for unfunded commitments and an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

68  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2018 fourth quarter net income available to common shareholders was $432 million, or $0.64 per diluted share, compared to net income available to common shareholders of $421 million, or $0.61 per diluted share, for the third quarter of 2018 and net income available to common shareholders of $504 million, or $0.70 per diluted share, for the fourth quarter of 2017.

Net interest income on an FTE basis was $1.1 billion for the fourth quarter of 2018, an increase of $38 million from the third quarter of 2018 and $122 million from the fourth quarter of 2017. The increase from both the previous quarter and fourth quarter of 2017 was reflective of growth in commercial and industrial loans and the securities portfolio balance as well as higher short-term market rates, partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt. The increase in net interest income in comparison to the fourth quarter of 2017 was also impacted by a $27 million remeasurement related to the tax treatment of leveraged leases resulting from the TCJA in the fourth quarter of 2017.

Noninterest income was $575 million for the fourth quarter of 2018, an increase of $12 million compared to the third quarter of 2018 and a decrease of $2 million compared to the fourth quarter of 2017. The increase from the third quarter of 2018 was primarily due to increases in corporate banking revenue and other noninterest income, partially offset by an increase in securities losses, net. The year-over-year decrease was primarily the result of an increase in securities losses, net and decreases in other noninterest income, partially offset by an increase in corporate banking revenue.

Service charges on deposits were $135 million for the fourth quarter of 2018, a decrease of $4 million compared to the previous quarter and $3 million compared to the fourth quarter of 2017. The decreases from both the previous quarter and the fourth quarter of 2017 were primarily driven by a decrease in commercial deposit fees.

Corporate banking revenue was $130 million for the fourth quarter of 2018, an increase of $30 million compared to the third quarter of 2018 and $53 million compared to the fourth quarter of 2017. The increases from both the previous quarter and the fourth quarter of 2017 were primarily driven by increases in institutional sales revenue and syndication fees. The increase compared to the fourth quarter of 2017 was also impacted by a $25 million lease remarketing impairment in the fourth quarter of 2017.

Mortgage banking net revenue was $54 million for the fourth quarter of 2018 compared to $49 million in the third quarter of 2018 and $54 million in the fourth quarter of 2017. The increase in mortgage banking net revenue compared to the third quarter of 2018 was primarily driven by lower negative net valuation adjustments on MSRs partially offset by lower origination fees and gains on loan sales. Mortgage banking net revenue is affected by net valuation adjustments, which include MSR valuation adjustments caused by fluctuating OAS spreads, earning rates and prepayment speeds, as well as mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. Net negative valuation adjustments on MSRs were $24 million and $33 million in the fourth and third quarters of 2018, respectively, and $32 million in the fourth quarter of 2017. Originations for the fourth quarter of 2018 were $1.6 billion, compared with $1.9 billion in both the previous quarter and the fourth quarter of 2017. Originations for the fourth quarter of 2018 resulted in gains of $23 million on mortgages sold, compared with gains of $25 million for the previous quarter and $32 million for the fourth quarter of 2017. Gross mortgage servicing fees were $54 million in the fourth quarter of 2018, $56 million in the third quarter of 2018 and $54 million in the fourth quarter of 2017.

Wealth and asset management revenue was $109 million for the fourth quarter of 2018, a decrease of $5 million from the previous quarter and an increase of $3 million from the fourth quarter of 2017. The decrease from the third quarter of 2018 was primarily driven by lower institutional trust and brokerage fees. The increase compared to the fourth quarter of 2017 was primarily driven by increases in private client service fees and brokerage fees.

Card and processing revenue was $84 million for the fourth quarter of 2018, an increase of $2 million from the third quarter of 2018 and $4 million from the fourth quarter of 2017. The increase from both the third quarter of 2018 and the fourth quarter of 2017 reflected increased customer credit card spend volume, partially offset by higher rewards.

Other noninterest income was $93 million for the fourth quarter of 2018, an increase of $7 million compared to the third quarter of 2018 and a decrease of $30 million from the fourth quarter of 2017. The increase from the third quarter of 2018 was primarily due to a benefit from the positive valuation adjustment on the Visa total return swap and revenue recognized from Worldpay, Inc. related to the TRA, partially offset by a decrease in private equity investment income and the impact of the net losses on disposition and impairment of bank premises and equipment. The decrease in other noninterest income from the fourth quarter of 2017 was primarily due to a decrease in revenues from the TRA associated with Worldpay, Inc., a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC and a decrease in private equity investment income. These reductions were partially offset by an increase in the benefit from the positive valuation adjustment on the Visa total return swap associated with the sale of Visa, Inc. Class B Shares.

The net losses on investment securities were $32 million for the fourth quarter of 2018 compared to $6 million in the third quarter of 2018 and net gains of $1 million for the fourth quarter of 2017. The increase in losses from both the previous quarter and the fourth quarter of 2017 was primarily related to unrealized losses on equity securities. Net gains on securities held as non-qualifying hedges for MSRs were $2 million for the fourth quarter of 2018 compared to net losses of $1 million for the third quarter of 2018 and $2 million for the fourth quarter of 2017.

Noninterest expense was $977 million for the fourth quarter of 2018, an increase of $7 million from the previous quarter and $2 million from the fourth quarter of 2017. The increases in noninterest expense compared to both the previous quarter and the fourth quarter of 2017 were primarily related to increases in technology and communications expense and personnel costs, partially offset by decreases in other noninterest expense. The increase in technology and communications expense was driven primarily by increased investment in regulatory, compliance and growth initiatives. The increase in personnel costs was driven by increases in base and performance-based compensation. The increase in base compensation was primarily due to an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA and personnel additions associated with strategic investments and acquisitions. The decrease in other noninterest expense from the third quarter of 2018 included a reduction in FDIC insurance and other taxes due to the elimination of the FDIC surcharge, partially offset by an increase in professional service fees. The decrease in other noninterest expense from the fourth quarter of 2017 was primarily due to a reduction in donations expense and the aforementioned decrease in FDIC insurance and other taxes, partially offset by an increase in marketing expense. Additionally, the Bancorp recognized $27 million in merger-related expenses during the fourth quarter of 2018.

69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ALLL as a percentage of portfolio loans and leases was 1.16% as of December 31, 2018, compared to 1.17% as of September 30, 2018 and 1.30% as of December 31, 2017. The provision for loan and lease losses was $95 million in the fourth quarter of 2018 compared with $86 million in the third quarter of 2018 and $67 million in the fourth quarter of 2017. Net losses charged-off were $83 million in the fourth quarter of 2018, or 35 bps of average portfolio loans and leases on an annualized basis, compared with net losses charged-off of $72 million in the third quarter of 2018 and $76 million in the fourth quarter of 2017.

TABLE 21: QUARTERLY INFORMATION (unaudited)

For the three months ended ($ in millions, except per share data)	12/31/2018		9/30/2018		6/30/2018		3/31/2018
	Pre-LIHTC Adjustment	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Net interest income (FTE)(a)(c)	$1,085	1,085	1,047	1,047	1,024	1,024	999	999
Provision for loan and lease losses(c)	95	95	86	86	33	33	23	23
Noninterest income(c)	575	575	563	563	743	743	909	909
Noninterest expense(b)	1,013	977	1,008	970	1,037	982	1,046	1,000
Net income attributable to Bancorp(b)	451	455	433	436	586	602	704	701
Net income available to common shareholders(b)	428	432	418	421	563	579	689	686
Earnings per share - basic(b)	0.65	0.65	0.62	0.62	0.81	0.84	0.99	0.98
Earnings per share - diluted(b)	0.64	0.64	0.61	0.61	0.80	0.82	0.97	0.96

For the three months ended ($ in millions, except per share data)	12/31/2017		9/30/2017		6/30/2017		3/31/2017
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Net interest income (FTE)(a)(c)	$963	963	977	977	945	945	939	939
Provision for loan and lease losses(c)	67	67	67	67	52	52	74	74
Noninterest income(c)	577	577	1,561	1,561	564	564	523	523
Noninterest expense(b)	1,073	975	975	936	957	921	986	951
Net income attributable to Bancorp(b)	509	527	1,014	992	367	359	305	302
Net income available to common shareholders(b)	486	504	999	977	344	336	290	287
Earnings per share - basic(b)	0.68	0.71	1.37	1.34	0.46	0.45	0.38	0.38
Earnings per share - diluted(b)	0.67	0.70	1.35	1.32	0.45	0.44	0.38	0.37
(a)

Amounts presented on an FTE basis. The FTE adjustment was $4 for the three months ended December 31, 2018, September 30, 2018 and June 30, 2018 and $3 for the three months ended March 31, 2018. The FTE adjustment was $7 for the both the three months ended December 31, 2017 and September 30, 2017 and $6 for both the three months ended June 30, 2017 and March 31, 2017.

(b)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(c)

Net interest income, provision for loan and lease losses and noninterest income were not impacted as a result of the Bancorp’s change in accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

COMPARISON OF THE YEAR ENDED 2017 WITH 2016

The Bancorp’s net income available to common shareholders for the year ended December 31, 2017 was $2.1 billion, or $2.81 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2016 was $1.5 billion, or $1.91 per diluted share, which was net of $75 million in preferred stock dividends.

The provision for loan and lease losses decreased to $261 million for the year ended December 31, 2017 compared to $343 million for the year ended December 31, 2016 primarily due to the decrease in the level of commercial criticized assets, which reflected improvement in the national economy and stabilization of commodity prices, and a decrease in outstanding loan balances. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.32% for the year ended December 31, 2017 compared to 0.39% for the year ended December 31, 2016.

Net interest income on an FTE basis (non-GAAP) was $3.8 billion and $3.6 billion for the years ended December 31, 2017 and 2016, respectively. Net interest income was positively impacted by an increase in yields on average loans and leases, an increase in average taxable securities and a decrease in average long-term debt for the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in December 2016, March 2017, June 2017 and December 2017. These positive impacts were partially offset by a decrease in average loans and leases and increases in the rates paid on average other short-term borrowings, average long-term debt and average interest-bearing core deposits for the year ended December 31, 2017. Net interest margin on an FTE basis (non-GAAP) was 3.03% and 2.88% for the years ended December 31, 2017 and 2016, respectively.

Noninterest income increased $528 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in other noninterest income, partially offset by decreases in corporate banking revenue and mortgage banking net revenue. Other noninterest income increased $669 million from the year ended December 31, 2016 primarily due to the gain on sale of Worldpay, Inc. shares, an increase in private equity investment income and the impact of the net losses on disposition and impairment of bank premises and equipment for the year ended December 31, 2016. These benefits were partially offset by the impact of certain transactions that occurred during the year ended December 31, 2016 which included the impact of income from the TRA transactions associated with Worldpay, Inc., positive valuation adjustments and the gain on sale of the warrant associated with Worldpay Holding, LLC and gains on the sales of certain retail branch operations.

70  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The year ended December 31, 2017 also included an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC. Corporate banking revenue decreased $79 million from the year ended December 31, 2016 primarily due to decreases in lease remarketing fees, foreign exchange fees and letter of credit fees. Mortgage banking net revenue decreased $61 million from the year ended December 31, 2016 primarily due to a decrease in origination fees and gains on loan sales.

Noninterest expense increased $22 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in personnel costs and technology and communications expense, partially offset by a decrease in other noninterest expense. Personnel costs increased $38 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven by increases in base compensation, medical and FICA expenses and long-term incentive compensation, partially offset by a decrease in severance costs related to the Bancorp’s voluntary early retirement program in 2016. The increase in personnel costs also included the impact of one-time employee bonuses that the Bancorp paid as a result of benefits received from the TCJA. Technology and communication expense increased $11 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increased investment in regulatory, compliance and growth initiatives. Other noninterest expense decreased $19 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to decreases in the provision for the reserve for unfunded commitments, losses and adjustments and losses on partnership investments, partially offset by increases in professional service fees and marketing expense.

71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 22 summarizes end of period loans and leases,

including loans and leases held for sale and Table 23 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 22: COMPONENTS OF LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)

As of December 31 ($ in millions)	2018	2017	2016	2015	2014

Commercial loans and leases:
Commercial and industrial loans	$44,407	41,170	41,736	42,151	40,801
Commercial mortgage loans	6,977	6,610	6,904	6,991	7,410
Commercial construction loans	4,657	4,553	3,903	3,214	2,071
Commercial leases	3,600	4,068	3,974	3,854	3,721

Total commercial loans and leases	59,641	56,401	56,517	56,210	54,003

Consumer loans:
Residential mortgage loans	16,041	16,077	15,737	14,424	13,582
Home equity	6,402	7,014	7,695	8,336	8,886
Automobile loans	8,976	9,112	9,983	11,497	12,037
Credit card	2,470	2,299	2,237	2,360	2,401
Other consumer loans	2,342	1,559	680	658	436

Total consumer loans	36,231	36,061	36,332	37,275	37,342

Total loans and leases	$95,872	92,462	92,849	93,485	91,345

Total portfolio loans and leases (excluding loans and leases held for sale)	$95,265	91,970	92,098	92,582	90,084

Total loans and leases increased $3.4 billion from December 31, 2017. The increase from December 31, 2017 was the result of a $3.2 billion, or 6%, increase in commercial loans and leases as well as a $170 million increase in consumer loans.

Commercial loans and leases increased from December 31, 2017 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $3.2 billion, or 8%, from December 31, 2017 primarily as a result of an increase in loan originations, a decrease in payoffs and an increase in drawn balances on existing revolving lines of credit during the year ended December 31, 2018. Commercial mortgage loans increased $367 million, or 6% from December 31, 2017 primarily due to an increase in loan originations and increases in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial construction loans increased $104 million, or 2%, from December 31, 2017 primarily due to increases in draw levels on existing commitments.

Commercial leases decreased $468 million, or 12%, from December 31, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Consumer loans and leases increased from December 31, 2017 primarily due to increases in other consumer loans and credit card, partially offset by a decrease in home equity and automobile loans. Other consumer loans increased $783 million, or 50%, from December 31, 2017 primarily due to growth in point-of-sale loan originations. Credit card increased $171 million, or 7%, from December 31, 2017 primarily due to an increase in balance active customers and an increase in card usage resulting in an increase in the average balance per active customer. Home equity decreased $612 million, or 9%, from December 31, 2017 as payoffs exceeded new loan production. Automobile loans decreased $136 million, or 1%, from December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

TABLE 23: COMPONENTS OF AVERAGE LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)

For the years ended December 31 ($ in millions)	2018	2017	2016	2015	2014

Commercial loans and leases:
Commercial and industrial loans	$42,668	41,577	43,184	42,594	41,178
Commercial mortgage loans	6,661	6,844	6,899	7,121	7,745
Commercial construction loans	4,793	4,374	3,648	2,717	1,492
Commercial leases	3,795	4,011	3,916	3,796	3,585

Total commercial loans and leases	57,917	56,806	57,647	56,228	54,000

Consumer loans:
Residential mortgage loans	16,150	16,053	15,101	13,798	13,344
Home equity	6,631	7,308	7,998	8,592	9,059
Automobile loans	8,993	9,407	10,708	11,847	12,068
Credit card	2,280	2,141	2,205	2,303	2,271
Other consumer loans	1,905	1,016	661	571	385

Total consumer loans	35,959	35,925	36,673	37,111	37,127

Total average loans and leases	$93,876	92,731	94,320	93,339	91,127

Total average portfolio loans and leases (excluding loans and leases held for sale)	$93,216	92,068	93,426	92,423	90,485

Total average loans and leases increased $1.1 billion, or 1%, from December 31, 2017 as a result of a $1.1 billion, or 2%, increase in average commercial loans and leases and a $34 million increase in average consumer loans.

Average commercial loans and leases increased from December 31, 2017 primarily due to increases in average commercial and industrial loans and average commercial construction loans, partially offset by decreases in average commercial leases and average commercial mortgage loans.

72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average commercial and industrial loans increased $1.1 billion, or 3%, from December 31, 2017 primarily as a result of an increase in loan originations, a decrease in payoffs and an increase in drawn balances on existing revolving lines of credit. Average commercial construction loans increased $419 million, or 10%, from December 31, 2017 primarily due to increases in draw levels on existing commitments. Average commercial leases decreased $216 million, or 5%, from December 31, 2017 primarily as a result of a planned reduction in indirect non-relationship based lease originations. Average commercial mortgage loans decreased $183 million, or 3%, from December 31, 2017 primarily due to an increase in paydowns in the fourth quarter of 2017 and lower loan origination activity through the first two quarters of 2018.

Average consumer loans increased from December 31, 2017 primarily due to increases in other consumer loans, credit card and residential mortgage loans, partially offset by decreases in home equity and automobile loans. Average other consumer loans increased $889 million, or 88%, from December 31, 2017 primarily due to growth in point-of-sale loan originations. Average credit card increased $139 million, or 6%, from December 31, 2017 primarily due to an increase in balance active customers and an increase in card usage resulting in an increase in the average balance per active customer. Average residential mortgage loans increased $97 million, or 1%, from December 31, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Average home equity decreased $677 million, or 9%, from December 31, 2017 as payoffs exceeded new loan production. Average automobile loans decreased $414 million, or 4%, from December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $33.6 billion and $32.7 billion at December 31, 2018 and December 31, 2017, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.0 years at December 31, 2018 compared to 4.7 years at December 31, 2017.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2018, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both December 31, 2018 and 2017. For the year ended December 31, 2018 the Bancorp did not recognize any OTTI on its available-for-sale debt and other securities. For the year ended December 31, 2017 the Bancorp recognized $54 million of OTTI on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Consolidated Statements of Income. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and evaluating securities in an unrealized loss position for OTTI.

The following table summarizes the end of period components of investment securities:

TABLE 24: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2018	2017	2016	2015	2014

Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$98	98	547	1,155	1,545
Obligations of states and political subdivisions securities	2	43	44	50	185
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	16,403	15,281	15,525	14,811	11,968
Agency commercial mortgage-backed securities	10,770	10,113	9,029	7,795	4,465
Non-agency commercial mortgage-backed securities	3,305	3,247	3,076	2,801	1,489
Asset-backed securities and other debt securities	1,998	2,183	2,106	1,363	1,324
Other securities(b)	552	612	607	604	600

Total available-for-sale debt and other securities	$33,128	31,577	30,934	28,579	21,576

Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$16	22	24	68	186
Asset-backed securities and other debt securities	2	2	2	2	1

Total held-to-maturity securities	$18	24	26	70	187

Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$16	12	23	19	14
Obligations of states and political subdivisions securities	35	22	39	9	8
Agency residential mortgage-backed securities	68	395	8	6	9
Asset-backed securities and other debt securities	168	63	15	19	13

Total trading debt securities	$287	492	85	53	44

Total equity securities (fair value)	$452	439	416	432	419

(a)	Includes interest-only mortgage-backed securities recorded at fair value with fair value changes recorded in securities (losses) gains, net in the Consolidated Statements of Income.
(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

73  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On an amortized cost basis, available-for-sale debt and other securities increased $1.6 billion, or 5%, from December 31, 2017 primarily due to increases in agency residential mortgage-backed securities and agency commercial mortgage-backed securities, partially offset by decreases in asset-backed securities and other debt securities.

On an amortized cost basis, available-for-sale debt and other securities were 25% of total interest-earning assets at both December 31, 2018 and December 31, 2017. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.5 years at both December 31, 2018 and 2017. In addition, at December 31, 2018 and 2017 the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.25% and 3.18%, respectively.

Trading debt securities decreased $205 million from December 31, 2017 primarily due to a decrease in agency residential mortgage-backed securities.

Information presented in Table 25 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized losses on the available-for-sale debt and other securities portfolio were $298 million at December 31, 2018 compared to net unrealized gains of $174 million at December 31, 2017. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads expand.

TABLE 25: CHARACTERISTICS OF AVAILABLE-FOR-SALE DEBT AND OTHER SECURITIES
As of December 31, 2018 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life 1 – 5 years	98	97	4.1	2.12
Total	$98	97	4.1	2.12%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.1	5.90
Average life 1 – 5 years	-	-	2.1	5.90
Average life 5 – 10 years	2	2	5.6	-
Total	$2	2	5.3	0.54%
Agency residential mortgage-backed securities:
Average life 1 – 5 years	6,473	6,459	4.3	3.42
Average life 5 – 10 years	9,316	9,185	7.2	3.15
Average life greater than 10 years	614	603	11.2	3.12
Total	$16,403	16,247	6.2	3.26%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	2,455	2,435	3.4	2.98
Average life 5 – 10 years	6,177	6,140	7.6	3.14
Average life greater than 10 years	2,138	2,075	11.5	3.13
Total	$10,770	10,650	7.4	3.10%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	1	1	0.9	3.90
Average life 1 – 5 years	866	866	4.4	3.29
Average life 5 – 10 years	2,438	2,400	6.5	3.26
Total	$3,305	3,267	5.9	3.27%
Asset-backed securities and other debt securities:
Average life of 1 year or less	22	22	0.5	3.42
Average life 1 – 5 years	1,191	1,207	3.5	4.24
Average life 5 – 10 years	635	636	6.7	3.86
Average life greater than 10 years	150	150	10.3	3.76
Total	$1,998	2,015	5.0	4.08%
Other securities	552	552
Total available-for-sale debt and other securities	$33,128	32,830	6.5	3.25%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.48%, 0.00% and 0.03% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 72% and 71% of the Bancorp’s average asset funding base for the years ended December 31, 2018 and 2017, respectively.

74  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the end of period components of deposits:

TABLE 26: COMPONENTS OF DEPOSITS
As of December 31 ($ in millions)	2018	2017	2016	2015	2014
Demand	$32,116	35,276	35,782	36,267	34,809
Interest checking	34,058	27,703	26,679	26,768	26,800
Savings	12,907	13,425	13,941	14,601	15,051
Money market	22,597	20,097	20,749	18,494	17,083
Foreign office	240	484	426	464	1,114
Transaction deposits	101,918	96,985	97,577	96,594	94,857
Other time	4,490	3,775	3,866	4,019	3,960
Core deposits	106,408	100,760	101,443	100,613	98,817
Certificates $100,000 and over(a)	2,427	2,402	2,378	2,592	2,895
Total deposits	$108,835	103,162	103,821	103,205	101,712
(a)

Includes $1.2 billion, $1.3 billion, $1.3 billion, $1.5 billion and $1.8 billion of institutional, retail and wholesale certificates $250,000 and over at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Core deposits increased $5.6 billion, or 6%, from December 31, 2017, driven by increases of $4.9 billion and $715 million in transaction deposits and other time deposits, respectively. Transaction deposits increased from December 31, 2017 primarily due to increases in interest checking deposits and money market deposits partially offset by a decrease in demand deposits. Interest checking deposits increased $6.4 billion, or 23%, from December 31, 2017 driven primarily by balance migration from demand deposit accounts and higher balances per commercial customer account as well as the acquisition of new commercial customers. Money market deposits increased $2.5 billion, or 12%, from

December 31, 2017 primarily as a result of promotional rate offers facilitated by the rising-rate environment and growth in the Fifth Third Preferred Banking program. Demand deposits decreased $3.2 billion, or 9%, from December 31, 2017 primarily as a result of the aforementioned commercial customer balance migration into interest checking deposits and lower balances per commercial customer account. Other time deposits increased from December 31, 2017 primarily due to promotional rate offers facilitated by the rising-rate environment.

The following table presents the components of average deposits for the years ended December 31:

TABLE 27: COMPONENTS OF AVERAGE DEPOSITS
($ in millions)	2018	2017	2016	2015	2014
Demand	$32,634	35,093	35,862	35,164	31,755
Interest checking	29,818	26,382	25,143	26,160	25,382
Savings	13,330	13,958	14,346	14,951	16,080
Money market	21,769	20,231	19,523	18,152	14,670
Foreign office	363	388	497	817	1,828
Transaction deposits	97,914	96,052	95,371	95,244	89,715
Other time	4,106	3,771	4,010	4,051	3,762
Core deposits	102,020	99,823	99,381	99,295	93,477
Certificates $100,000 and over(a)	2,426	2,564	2,735	2,869	3,929
Other	476	277	333	57	-
Total average deposits	$104,922	102,664	102,449	102,221	97,406
(a)

Includes $1.1 billion, $1.4 billion, $1.5 billion, $1.6 billion and $1.8 billion of average institutional, retail and wholesale certificates $250,000 and over during the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

On an average basis, core deposits increased $2.2 billion from December 31, 2017 primarily due to an increase of $1.9 billion and $335 million in average transaction deposits and average other time deposits, respectively. The increase in average transaction deposits was driven by increases in average interest checking deposits and average money market deposits partially offset by a decrease in average demand deposits. Average interest checking deposits increased $3.4 billion, or 13%, from December 31, 2017 primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account as well as the acquisition of new commercial customers. Average money market deposits increased $1.5 billion, or 8%, from December 31, 2017 as a result of promotional rate offers facilitated by the rising-rate environment and growth in the Fifth Third Preferred Banking program. Average demand deposits decreased $2.5 billion, or 7%, from December 31, 2017 primarily as a result of the aforementioned migration into interest checking deposits and lower average balances per commercial customer account. The increase in average other time deposits was primarily due to promotional rate offers facilitated by the rising-rate environment.

75  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Maturities

The contractual maturities of certificates $100,000 and over as of December 31, 2018 are summarized in the following table:

TABLE 28: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
($ in millions)
Next 3 months	$676
3-6 months	398
6-12 months	558
After 12 months	795
Total certificates $100,000 and over	$2,427

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2018 are summarized in the following table:

TABLE 29: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
($ in millions)
Next 12 months	$3,967
13-24 months	2,293
25-36 months	550
37-48 months	74
49-60 months	25
After 60 months	8
Total other time deposits and certificates $100,000 and over	$6,917

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 20% at December 31, 2018 compared to 21% at December 31, 2017.

The following table summarizes the end of period components of borrowings:

TABLE 30: COMPONENTS OF BORROWINGS

As of December 31 ($ in millions)	2018	2017	2016	2015	2014

Federal funds purchased	$1,925	174	132	151	144
Other short-term borrowings	573	4,012	3,535	1,507	1,556
Long-term debt	14,426	14,904	14,388	15,810	14,932

Total borrowings	$16,924	19,090	18,055	17,468	16,632

Total borrowings decreased $2.2 billion, or 11%, from December 31, 2017 due to decreases in other short-term borrowings and long-term debt, partially offset by an increase in federal funds purchased. Other short-term borrowings decreased $3.4 billion from December 31, 2017 driven by a decrease in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Consolidated Financial Statements. Long-term debt decreased $478 million from December 31, 2017 primarily driven by the maturity of $1.9 billion of unsecured senior bank notes and $500 million of unsecured subordinated debt, $480 million of paydowns on long-term debt associated with automobile loan securitizations and $44 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the year ended December 31, 2018. These decreases were partially offset by the issuance of $1.3 billion of unsecured fixed-rate senior bank notes, $650 million of unsecured fixed-rate senior notes, $300 million of unsecured floating-rate senior bank notes and $250 million of unsecured floating-rate senior notes since December 31, 2017. For additional information regarding long-term debt issuances, refer to Note 15 of the Notes to Consolidated Financial Statements. Federal funds purchased increased $1.8 billion from December 31, 2017 due to a reallocation of other short-term borrowings. For further information on subsequent events related to long-term debt, refer to Note 31 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 31: COMPONENTS OF AVERAGE BORROWINGS

For the years ended December 31 ($ in millions)	2018	2017	2016	2015	2014

Federal funds purchased	$1,509	557	506	920	458
Other short-term borrowings	1,611	3,158	2,845	1,721	1,873
Long-term debt	14,551	13,804	15,394	14,644	12,894

Total average borrowings	$17,671	17,519	18,745	17,285	15,225

Total average borrowings increased $152 million, or 1%, compared to December 31, 2017, due to increases in average federal funds purchased and average long-term debt, partially offset by a decrease in average other short-term borrowings. Average federal funds purchased increased $952 million due to a reallocation of other short-term borrowings.

76  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average long-term debt increased $747 million compared to December 31, 2017. The increase was driven primarily by the issuances of long-term debt during the second half of 2017 which consisted of $750 million of unsecured fixed-rate senior bank notes and $300 million of unsecured floating-rate senior bank notes and the issuances during the year ended December 31, 2018, as discussed above. The increase was partially offset by the maturities of unsecured senior bank notes and subordinated debt and paydowns on long-term debt associated with automobile loan securitizations, as discussed above, during the year ended December 31, 2018. Average other short-term borrowings decreased $1.5 billion compared to December 31, 2017, driven primarily by the aforementioned decrease in FHLB advances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

77  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT - OVERVIEW

Risk management is critical for effectively serving customers’ financial needs while protecting the Bancorp and achieving strategic goals. It is also essential to reducing the volatility of earnings and safeguarding the Bancorp’s brand and reputation. Further, risk management is integral to the Bancorp’s strategic and capital planning processes. It is essential that the Bancorp’s business strategies consistently align to its overall risk appetite and capital considerations. Maintaining risks within the Bancorp’s risk appetite requires that risks are understood by all employees across the enterprise, and appropriate risk mitigants and controls are in place to limit risk to within the risk appetite. To achieve this, the Bancorp implements a framework for managing risk that encompasses business as usual activities and the utilization of a risk process for identifying, assessing, managing, monitoring and reporting risks.

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

●	Avoid risks that cannot be understood, managed and monitored.
●	Act with integrity in all activities.
●	Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customers’ needs.
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

●

The Risk Management Process provides a consistent and integrated approach for managing risks and ensuring appropriate risk mitigants and controls are in place, and risks and issues are appropriately escalated. Five components are utilized for effective risk management; identifying, assessing, managing, monitoring and independent governance reporting of risk.

●

The Board and executive management have identified eight risk types for monitoring the overall risk of the Bancorp; Credit Risk, Market Risk, Liquidity Risk, Operational Risk, Regulatory Compliance Risk, Legal Risk, Reputation Risk and Strategic Risk, and have also qualitatively established a risk tolerance, which is defined as the maximum amount of risk the Bancorp is willing to take for each of the eight risk types. These risk types are assessed on an ongoing basis and reported to the Board each quarter, or more frequently, if necessary. In addition, each business and operational function (first line of defense) is accountable for proactively identifying and managing risk using its risk management process. Risk tolerances and risk limits are also established, where appropriate, in order to ensure that business and operational functions across the enterprise are able to monitor and manage risks at a more granular level, while ensuring that aggregate risks across the enterprise do not exceed the overall risk appetite.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 32: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2018 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$646	647	854
Commercial mortgage loans	152	152	152
Commercial leases	31	31	31

Total potential problem portfolio loans and leases	$829	830	1,037

TABLE 33: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2017 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$911	912	1,370
Commercial mortgage loans	138	138	138
Commercial leases	70	70	70

Total potential problem portfolio loans and leases	$1,119	1,120	1,578

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

79  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Inflationary expectations have changed little and are expected to remain near 2% in the coming year. The labor market has continued to tighten and unemployment remains low. Household spending has continued to show strong growth. The FOMC stated that risks to the economic outlook are roughly balanced, but the Committee will continue to monitor global economic and financial developments and assess their implications for the economic outlook. Market professionals continue to have an increased focus on wages, interest rates, input costs, tariffs, trade negotiations and foreign exchange. During December 2018, the FOMC enacted an additional 25 bp increase in the target rate for Federal Funds. The Federal Reserve median forecast for change in 2019 real GDP is 2.41%, a slight decrease from the 3.1% rate in 2018. The Federal Reserve, in their minutes, continues to be concerned that tariffs could hurt the current economic recovery but are waiting to see evidence of any damage. Also concerning is the recent slowdown in homebuilding. There is a chance of higher interest rates in 2019 that would generally be detrimental to the Bancorp’s clients’ financial condition.

Market data and vacancies remain positive. Competition for term loans on stabilized or near-stabilized assets remains highly aggressive in terms of pricing, recourse and repayment structures, as banks seek to diversify away from construction. Construction costs continue to escalate and will likely be exacerbated by the impact of tariffs. The Bancorp is also monitoring potential increased risks in the Retail sector as a result of changes in distribution models with increasing levels of online purchasing and recent weakness in certain specialty retailers. However, needs-based retail and online retailers moving to brick and mortar are supporting continued development and lease-up for mixed-use retail centers. The Bancorp has been focused on tenants that have multi-channel distribution and/or provide entertainment such as restaurants, cosmetic stores, fitness, grocery and drug.

During the third quarter of 2018, the southeastern United States experienced a major hurricane impacting the eastern portions of the states of North Carolina and South Carolina. The Bancorp has limited credit exposure in the coastal regions of both states; however, temporary assistance was provided to customers that were negatively impacted. There is no expectation of any material net charge-offs as a result of the hurricane.

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

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), pro-forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves.

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

TABLE 34: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$126	172	2,119
Commercial mortgage nonowner-occupied loans	40	29	2,731

Total	$166	201	4,850

TABLE 35: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2017 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$79	110	2,222
Commercial mortgage nonowner-occupied loans	14	169	2,208

Total	$93	279	4,430

80  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 36: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS AND LEASES HELD FOR SALE)

	2018			2017

As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By Industry:
Manufacturing	$10,387	19,290	48	10,044	18,948	74
Real estate	8,327	13,055	10	7,713	12,493	25
Financial services and insurance	6,805	13,192	1	5,792	11,933	1
Business services	4,426	7,161	17	4,147	6,512	42
Healthcare	4,343	6,198	36	4,712	6,486	35
Retail trade	3,726	7,496	6	3,617	7,950	3
Accommodation and food	3,435	5,626	28	3,268	5,321	4
Wholesale trade	3,127	5,481	14	3,017	5,363	6
Communication and information	2,923	5,111	-	3,322	5,308	-
Transportation and warehousing	2,807	4,729	19	3,012	4,621	29
Construction	2,498	4,718	4	2,374	4,449	2
Mining	2,427	4,363	38	1,454	3,001	56
Entertainment and recreation	1,798	3,354	1	1,624	2,911	7
Other services	855	1,104	4	714	1,017	16
Utilities	835	2,531	-	869	2,333	-
Public administration	465	669	-	370	474	-
Agribusiness	323	511	2	304	478	2
Individuals	64	130	-	27	57	-
Other	-	-	-	15	15	4

Total	$59,571	104,719	228	56,395	99,670	306

By Loan Size:
Less than $200,000	1%	1	5	1	1	5
$200,000 to $1 million	2	2	9	3	2	8
$1 million to $5 million	6	6	18	7	6	15
$5 million to $10 million	6	5	19	6	5	10
$10 million to $25 million	19	16	38	21	18	57
Greater than $25 million	66	70	11	62	68	5

Total	100%	100	100	100	100	100

By State:
Ohio	13%	14	10	14	15	7
Florida	8	8	21	8	8	6
Michigan	7	6	10	7	7	13
Illinois	6	5	8	7	6	9
Georgia	5	5	11	4	5	2
Indiana	4	4	8	4	4	3
North Carolina	3	3	-	3	3	1
Tennessee	3	3	-	3	3	8
Kentucky	2	3	2	3	3	1
Other	49	49	30	47	46	50

Total	100%	100	100	100	100	100

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the

Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

81  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 37: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE)(a)

As of December 31, 2018 ($ in millions)					For the Year Ended December 31, 2018

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,574	1,918	-	-	-
Florida	978	1,536	-	-	-
Illinois	750	1,076	-	-	-
Michigan	657	771	-	-	-
North Carolina	646	872	-	-	-
Indiana	528	853	-	-	-
Georgia	357	729	-	-	-
All other states	2,590	4,187	-	2	1

Total	$8,080	11,942	-	2	1

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, automobile loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of December 31, 2018, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 12% of the consumer real estate portfolio. These loans accounted for 47% of total consumer real estate secured losses for the year ended December 31, 2018. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio approximately $665 million of ARM loans will have rate resets during the next twelve months. Of these resets, 95% are expected to experience an increase in rate, with an average increase of approximately one percent. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 33% and weighted average origination LTV of 74%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 92% of the portfolio as of December 31, 2018 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 39: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2018		2017

		Weighted-		Weighted-
As of December 31 ($ in millions)	Outstanding	Average LTV	Outstanding	Average LTV

LTV ≤ 80%	$11,540	66.7%	$11,767	66.4%
LTV > 80%, with mortgage insurance(a)	2,010	95.1	1,890	94.8
LTV > 80%, no mortgage insurance	1,954	94.2	1,934	94.7

Total	$15,504	74.3%	$15,591	73.7%

(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 40: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2018 ($ in millions)				For the Year Ended December 31, 2018

		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$436	2	3	1
Illinois	390	1	1	-
Florida	284	1	2	-
Michigan	217	1	1	-
Indiana	144	1	1	-
North Carolina	92	-	1	-
Kentucky	81	-	-	-
All other states	310	3	2	1

Total	$1,954	9	11	2

TABLE 41: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2017 ($ in millions)				For the Year Ended December 31, 2017

		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$439	4	2	1
Illinois	382	1	2	1
Florida	287	3	3	1
Michigan	226	1	1	-
Indiana	138	1	1	-
North Carolina	85	-	1	-
Kentucky	76	1	1	-
All other states	301	2	1	-

Total	$1,934	13	12	3

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

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is determined on a pooled basis with senior lien and junior lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends and refreshed FICO score trends.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 43 and Table 44. Of the total $6.4 billion of outstanding home equity loans:

●	89% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2018;
●	37% are in senior lien positions and 63% are in junior lien positions at December 31, 2018;
●	81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2018; and
●	The portfolio had an average refreshed FICO score of 745 at December 31, 2018.

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

84  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 42: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE

	2018		2017
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Senior Liens:
FICO ≤ 659	$218	4%	$246	4%
FICO 660-719	318	5	358	5
FICO ≥ 720	1,791	28	1,976	28

Total senior liens	2,327	37	2,580	37
Junior Liens:
FICO ≤ 659	469	7	541	8
FICO 660-719	769	12	853	12
FICO ≥ 720	2,837	44	3,040	43

Total junior liens	4,075	63	4,434	63

Total	$6,402	100%	$7,014	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 43: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2018		2017
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

Senior Liens:
LTV ≤ 80%	$2,022	54.5%	$2,266	54.9%
LTV > 80%	305	88.8	314	88.9

Total senior liens	2,327	59.2	2,580	59.3
Junior Liens:
LTV ≤ 80%	2,367	67.2	2,603	67.5
LTV > 80%	1,708	90.1	1,831	90.4

Total junior liens	4,075	78.0	4,434	78.3

Total	$6,402	70.9%	$7,014	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 44: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2018 ($ in millions)					For the Year Ended December 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,082	2,146	-	8	2
Michigan	297	492	-	4	1
Illinois	200	321	-	4	2
Indiana	133	231	-	2	-
Kentucky	118	224	-	2	-
Florida	59	86	-	2	-
All other states	124	188	-	3	1

Total	$2,013	3,688	-	25	6

85  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 45: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2017 ($ in millions)					For the Year Ended December 31, 2017
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,047	1,943	-	9	4
Michigan	357	569	-	5	1
Illinois	228	357	-	3	2
Indiana	155	264	-	3	1
Kentucky	143	257	-	2	1
Florida	68	98	-	2	-
All other states	147	216	-	3	-

Total	$2,145	3,704	-	27	9

Automobile portfolio

The Bancorp’s automobile portfolio balances have declined since December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns. Additionally, the concentration of lower FICO (≤690) origination balances remained within targeted credit risk tolerance during the year ended December 31, 2018. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 46: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2018		2017
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 690	$1,604	18%	$1,563	17%
FICO > 690	7,372	82	7,549	83

Total	$8,976	100%	$9,112	100%

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2018, 43% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 47: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2018		2017
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 100%	$5,591	82.3%	$5,814	82.1%
LTV >100%	3,385	112.9	3,298	112.4

Total	$8,976	94.2%	$9,112	93.5%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with an LTV at origination greater than 100% as of and for the years ended:

TABLE 48: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 100%

($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs

December 31, 2018	$3,385	7	1	28
December 31, 2017	3,298	7	1	24

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of December 31, 2018. At December 31,

2018 and December 31, 2017, 71% and 76%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

86  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 49: CREDIT CARD PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2018		2017
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 659	$82	3%	$61	3%
FICO 660-719	711	29	581	25
FICO ≥ 720	1,677	68	1,657	72

Total	$2,470	100%	$2,299	100%

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $783 million, or 50%, from December 31, 2017 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $374 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of December 31, 2018. Fifth Third closely monitors the credit performance of these point-of-sale loans which, for Fifth Third, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 50: OTHER CONSUMER PORTFOLIO LOANS OUTSTANDING BY PRODUCT TYPE AT ORIGINATION

	2018		2017
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Unsecured	$610	26%	$461	30%
Other secured	510	22	482	31
Point-of-sale	1,222	52	616	39

Total	$2,342	100%	$1,559	100%

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

Nonperforming assets were $411 million at December 31, 2018 compared to $495 million at December 31, 2017. At December 31, 2018, $16 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2017.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.41% as of December 31, 2018 compared to 0.53% as of December 31, 2017. Nonaccrual loans and leases secured by real estate were 34% of nonaccrual loans and leases as of December 31, 2018 compared to 33% as of December 31, 2017.

Commercial portfolio nonaccrual loans and leases were $228 million at December 31, 2018, a decrease of $78 million from December 31, 2017. Consumer portfolio nonaccrual loans and leases were $120 million at December 31, 2018, a decrease of $11 million from December 31, 2017. Refer to Table 52 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $47 million at December 31, 2018, compared to $52 million at December 31, 2017. The Bancorp recognized $7 million and $10 million in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, approximately $30 million and $36 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

87  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2018	2017	2016	2015	2014

Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$54	144	302	82	86
Commercial mortgage loans	9	12	27	56	64
Commercial leases	18	-	2	-	3
Residential mortgage loans	10	17	17	28	44
Home equity	56	56	55	62	72
Other consumer loans	1	-	-	-	-
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	139	132	176	177	142
Commercial mortgage loans(c)	4	14	14	25	71
Commercial leases	4	4	2	1	1
Residential mortgage loans	12	13	17	23	33
Home equity	13	18	18	17	21
Automobile loans	1	1	2	2	1
Credit card	27	26	28	33	41

Total nonaccrual portfolio loans and leases(b)	348	437	660	506	579
OREO and other repossessed property(d)	47	52	78	141	165

Total nonperforming portfolio assets	395	489	738	647	744
Nonaccrual loans held for sale	-	5	4	1	24
Nonaccrual restructured loans held for sale	16	1	9	11	15

Total nonperforming assets	$411	495	751	659	783

Loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$4	3	4	7	-
Commercial mortgage loans	2	-	-	-	-
Residential mortgage loans(a)	38	57	49	40	56
Automobile loans	12	10	9	10	8
Credit card	37	27	22	18	23

Total loans and leases 90 days past due and still accruing	$93	97	84	75	87

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.41%	0.53	0.80	0.70	0.82
ALLL as a percent of nonperforming portfolio assets	279	245	170	197	178

(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $195, $290, $312, $335 and $373 as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The Bancorp recognized losses of $5, $5, $6, $8 and $13 for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(b)

Includes $6, $3, $4, $6 and $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, of which $2, $3, $1, $2 and $4 were restructured nonaccrual government insured commercial loans at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(c)

Excludes $19, $20 and $21 of restructured nonaccrual loans at December 31, 2016, 2015 and 2014, respectively, associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party. Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

(d)

Excludes $71 of OREO related to government insured loans at December 31, 2014. The Bancorp had historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria are reclassified to other receivables rather than OREO upon foreclosure.

88  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: ROLLFORWARD OF PORTFOLIO NONACCRUAL LOANS AND LEASES

For the year ended December 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total

Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	252	34	139	425
Transfers to accrual status	(3)	(22)	(67)	(92)
Transfers to held for sale	(28)	-	-	(28)
Loan paydowns/payoffs	(175)	(8)	(32)	(215)
Transfers to OREO	(3)	(10)	(7)	(20)
Charge-offs	(157)	(2)	(36)	(195)
Draws/other extensions of credit	36	-	-	36

Balance, end of period	$228	22	98	348

For the year ended December 31, 2017 ($ in millions)

Balance, beginning of period	$523	34	103	660
Transfers to nonaccrual status	300	46	130	476
Transfers to accrual status	(86)	(26)	(55)	(167)
Transfers to held for sale	(21)	-	-	(21)
Loan paydowns/payoffs	(282)	(10)	(29)	(321)
Transfers to OREO	(2)	(10)	(7)	(19)
Charge-offs	(154)	(4)	(41)	(199)
Draws/other extensions of credit	28	-	-	28

Balance, end of period	$306	30	101	437

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month payment history is sustained.

Consumer restructured loans on accrual status totaled $961 million and $927 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 25%, 11% and 39%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 53: ACCRUING AND NONACCRUING PORTFOLIO TDRs

		Accruing
As of December 31, 2018 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total

Commercial loans(b)	$	60	-	-	147	207
Residential mortgage loans(a)		552	52	120	12	736
Home equity		203	12	-	13	228
Automobile loans		5	-	-	1	6
Credit card		14	3	-	27	44

Total	$	834	67	120	200	1,221

(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, these advances represented $321 of current loans, $42 of 30-89 days past due loans and $101 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs

Net charge-offs were 35 bps and 32 bps of average portfolio loans and leases for the years ended December 31, 2018 and 2017, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 23 bps during the year ended December 31, 2018, compared to 22 bps during the year ended December 31, 2017.

Consumer loan net charge-offs as a percent of average portfolio consumer loans was 56 bps for the year ended December 31, 2018 compared to 49 bps for the year ended December 31, 2017. The increase was primarily due to increases in net charge-offs on credit card of $17 million and increases in net charge-offs on other consumer loans of $12 million as a result of growth in unsecured loans.

90  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 55: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)		2018	2017	2016	2015	2014
Losses charged-off:
Commercial and industrial loans	$	(151)	(136)	(205)	(253)	(248)
Commercial mortgage loans		(5)	(16)	(22)	(39)	(37)
Commercial construction loans		-	-	-	(4)	(13)
Commercial leases		(1)	(2)	(5)	(2)	(1)
Residential mortgage loans		(13)	(15)	(19)	(28)	(139)
Home equity		(23)	(32)	(41)	(55)	(75)
Automobile loans		(63)	(58)	(54)	(46)	(44)
Credit card		(125)	(94)	(89)	(94)	(95)
Other consumer loans(a)		(69)	(28)	(21)	(21)	(27)
Total losses charged-off		(450)	(381)	(456)	(542)	(679)
Recoveries of losses previously charged-off:
Commercial and industrial loans		19	25	33	24	26
Commercial mortgage loans		6	4	7	12	11
Commercial construction loans		-	-	1	1	1
Commercial leases		-	-	1	-	-
Residential mortgage loans		6	8	9	11	13
Home equity		11	13	14	16	16
Automobile loans		23	21	19	18	17
Credit card		24	10	9	12	13
Other consumer loans(a)		31	2	1	2	7
Total recoveries of losses previously charged-off		120	83	94	96	104
Net losses charged-off:
Commercial and industrial loans		(132)	(111)	(172)	(229)	(222)
Commercial mortgage loans		1	(12)	(15)	(27)	(26)
Commercial construction loans		-	-	1	(3)	(12)
Commercial leases		(1)	(2)	(4)	(2)	(1)
Residential mortgage loans		(7)	(7)	(10)	(17)	(126)
Home equity		(12)	(19)	(27)	(39)	(59)
Automobile loans		(40)	(37)	(35)	(28)	(27)
Credit card		(101)	(84)	(80)	(82)	(82)
Other consumer loans		(38)	(26)	(20)	(19)	(20)
Total net losses charged-off	$	(330)	(298)	(362)	(446)	(575)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.31%	0.27	0.40	0.54	0.54
Commercial mortgage loans		(0.01)	0.17	0.23	0.38	0.34
Commercial construction loans		-	-	(0.01)	0.11	0.79
Commercial leases		0.03	0.06	0.10	0.04	0.01
Total commercial loans and leases		0.23	0.22	0.33	0.46	0.48
Residential mortgage loans		0.04	0.04	0.07	0.13	0.99
Home equity		0.17	0.26	0.33	0.46	0.65
Automobile loans		0.45	0.39	0.33	0.24	0.22
Credit card		4.44	3.93	3.69	3.60	3.60
Other consumer loans		1.93	2.57	2.93	3.26	5.80
Total consumer loans		0.56	0.49	0.48	0.51	0.86
Total net losses charged-off as a percent of average portfolio loans and leases		0.35%	0.32	0.39	0.48	0.64

(a) For the year ended December 31, 2018, the Bancorp recorded $29 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

During the year ended December 31, 2018, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for the reserve for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

91  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ALLL attributable to the portion of the residential mortgage and consumer loan portfolios that has not been restructured in a TDR is calculated on a pooled basis with the segmentation based on the similarity of credit risk characteristics. Loss factors for consumer loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $163 million at December 31, 2018. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans and leases is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans and leases would increase by approximately $35 million at December 31, 2018. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 56: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)		2018	2017	2016	2015	2014
ALLL:
Balance, beginning of period	$	1,196	1,253	1,272	1,322	1,582
Losses charged-off(a)		(450)	(381)	(456)	(542)	(679)
Recoveries of losses previously charged-off(a)		120	83	94	96	104
Provision for loan and lease losses		237	261	343	396	315
Deconsolidation of a VIE(b)		-	(20)	-	-	-
Balance, end of period	$	1,103	1,196	1,253	1,272	1,322
Reserve for unfunded commitments:
Balance, beginning of period	$	161	161	138	135	162
(Benefit from) provision for the reserve for unfunded commitments		(30)	-	23	4	(27)
Losses charged-off		-	-	-	(1)	-
Balance, end of period	$	131	161	161	138	135
(a)

For the year ended December 31, 2018, the Bancorp recorded $29 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

(b)	Refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion on the deconsolidation of a VIE.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2018 and 2017 was 0.12% and 0.13%, respectively. The unallocated allowance was 10% of the total allowance at both December 31, 2018 and 2017.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 1.16% at December 31, 2018, compared to 1.30% at December 31, 2017. The ALLL was $1.1 billion and $1.2 billion at December 31, 2018 and 2017, respectively.

92  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 57: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)		2018	2017	2016	2015	2014
Attributed ALLL:
Commercial and industrial loans	$	515	651	718	652	673
Commercial mortgage loans		80	65	82	117	140
Commercial construction loans		32	23	16	24	17
Commercial leases		18	14	15	47	45
Residential mortgage loans		81	89	96	100	104
Home equity		36	46	58	67	87
Automobile loans		42	38	42	40	33
Credit card		156	117	102	99	104
Other consumer loans		33	33	12	11	13
Unallocated		110	120	112	115	106
Total attributed ALLL	$	1,103	1,196	1,253	1,272	1,322
Portfolio loans and leases:
Commercial and industrial loans	$	44,340	41,170	41,676	42,131	40,765
Commercial mortgage loans		6,974	6,604	6,899	6,957	7,399
Commercial construction loans		4,657	4,553	3,903	3,214	2,069
Commercial leases		3,600	4,068	3,974	3,854	3,720
Residential mortgage loans		15,504	15,591	15,051	13,716	12,389
Home equity		6,402	7,014	7,695	8,301	8,886
Automobile loans		8,976	9,112	9,983	11,493	12,037
Credit card		2,470	2,299	2,237	2,259	2,401
Other consumer loans		2,342	1,559	680	657	418
Total portfolio loans and leases	$	95,265	91,970	92,098	92,582	90,084
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans		1.16%	1.58	1.72	1.55	1.65
Commercial mortgage loans		1.15	0.98	1.19	1.68	1.89
Commercial construction loans		0.69	0.51	0.41	0.75	0.82
Commercial leases		0.50	0.34	0.38	1.22	1.21
Residential mortgage loans		0.52	0.57	0.64	0.73	0.84
Home equity		0.56	0.66	0.75	0.81	0.98
Automobile loans		0.47	0.42	0.42	0.35	0.27
Credit card		6.32	5.09	4.56	4.38	4.33
Other consumer loans		1.41	2.12	1.76	1.67	3.11
Unallocated (as a percent of portfolio loans and leases)		0.12	0.13	0.12	0.12	0.12
Attributed ALLL as a percent of portfolio loans and leases		1.16%	1.30	1.36	1.37	1.47

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

In addition to the direct impact of interest rate changes on NII, interest rates can impact earnings through their effect on loan and deposit demand, credit losses, mortgage originations, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and earnings flows and models the interest rate risk, and possible actions to manage this risk, given numerous possible future interest rate scenarios. A series of Policy Limits and Key Risk Indicators are employed to ensure that this risk is managed within the Bancorp’s risk tolerance.

Interest Rate Risk Management Oversight

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages interest rate risk within Board-approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities.

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and estimated cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions, as well as from changes in market conditions and management strategies.

93  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2018, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase and a 150 bps parallel ramped decrease in interest rates. Additionally, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and twists to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $500 million of additional demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $500 million of incremental growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at December 31, 2018, which is approximately 10 to 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006 and higher than the most recent beta experienced in the current tightening cycle to date. The Bancorp’s NII sensitivity modeling assumes a weighted-average falling rate interest-bearing deposit beta of 40% at December 31, 2018. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred for each rate move thus far in the current tightening cycle.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 58: ESTIMATED NII SENSITIVITY PROFILE AND ALCO POLICY LIMITS

	2018					2017

	% Change in NII (FTE)			ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits

Change in Interest Rates (bps)	12 Months		13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months

+ 200 Ramp over 12 months	(0.01	) %	2.11	(4.00)	(6.00)	2.05%	6.34	(4.00)	(6.00)
+ 100 Ramp over 12 months	0.09		1.34	N/A	N/A	1.23	3.78	N/A	N/A
-75 Ramp over 9 months	N/A		N/A	N/A	N/A	(4.97)	(9.44)	(8.00)	(12.00)
-100 Ramp over 12 months	(2.83)		(6.70)	N/A	N/A	N/A	N/A	N/A	N/A
-150 Ramp over 12 months	(4.34)		(10.58)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At December 31, 2018, the Bancorp’s NII sensitivity is near neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 150 bps ramp decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the FOMC has increased its target range for the federal funds rate, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix previously described. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. During the fourth quarter of 2018, the Bancorp executed hedges with notional amounts of $4 billion in spot starting and $1 billion in forward starting receive-fixed interest rate swaps and $3 billion in forward starting interest rate floors, which reduced the Bancorp’s exposure to falling rates while allowing the balance sheet to remain asset sensitive over the 24-

month horizon. Additionally, $3.2 billion in out of the money cash flow hedges, originally maturing in 2019, were terminated to enhance asset sensitivity over the next year and to increase the capacity for additional cash flow hedges, as warranted. The changes in the estimated NII sensitivity profile as of December 31, 2018 compared to December 31, 2017 were primarily attributable to an increase in the outstanding taxable securities balances, a net increase in outstanding receive-fixed swaps against floating-rate commercial loans, the addition of forward starting floors against one-month LIBOR, reduced noninterest-bearing deposit balances and a decrease in outstanding fixed-rate long-term debt. These items were partially offset by an overall increase in core deposit balances and a reduction in fixed-rate commercial leases and residential mortgage.

Tables 59 and 60 provide the Bancorp’s estimated NII profile at December 31, 2018 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

94  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2018:

TABLE 59: ESTIMATED NII SENSITIVITY ASSUMING A $1 BILLION CHANGE IN DEMAND DEPOSIT BALANCES

	% Change in NII (FTE)

	Immediate $1 Billion Balance Decrease			Immediate $1 Billion Balance Increase

Change in Interest Rates (bps)	12 Months		13-24 Months	12 Months	13-24 Months

+ 200 Ramp over 12 months	(0.25	) %	1.66	0.22	2.56
+ 100 Ramp over 12 months	(0.03)		1.12	0.20	1.57
-100 Ramp over 12 months	(2.95)		(6.93)	(2.72)	(6.48)
-150 Ramp over 12 months	(4.52)		(10.92)	(4.17)	(10.24)

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumptions as of December 31, 2018. The resulting weighted-average interest-bearing deposit betas included in this analysis are approximately 88% and 53%, respectively, as of December 31, 2018:

TABLE 60: ESTIMATED NII SENSITIVITY WITH DEPOSIT BETA ASSUMPTION CHANGES

	% Change in NII (FTE)

	Betas 25% Higher			Betas 25% Lower

Change in Interest Rates (bps)	12 Months		13-24 Months	12 Months	13-24 Months

+ 200 Ramp over 12 months	(3.01	) %	(3.67)	2.98	7.89
+ 100 Ramp over 12 months	(1.41)		(1.52)	1.58	4.21
-100 Ramp over 12 months	(1.98)		(5.05)	(3.68)	(8.30)
-150 Ramp over 12 months	(3.12)		(8.60)	(5.57)	(12.77)

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one and two year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 61: ESTIMATED EVE SENSITIVITY PROFILE

	2018			2017

Change in Interest Rates (bps)	Change in EVE		ALCO Policy Limit	Change in EVE	ALCO Policy Limit

+ 200 Shock	(7.09	) %	(12.00)	(4.87)	(12.00)
+ 100 Shock	(3.21)		N/A	(1.82)	N/A
-100 Shock	(1.01)		N/A	(1.57)	N/A
-200 Shock	(5.27)		(12.00)	N/A	N/A

The EVE sensitivity is moderately negative in both the +200 bps rising rate and the -200 bps falling rate scenarios at December 31, 2018. The changes in the estimated EVE sensitivity profile from December 31, 2017 are primarily related to an increase in the outstanding taxable securities balance, migration from noninterest-bearing deposits to interest-bearing deposits with higher attrition assumptions, the addition of receive-fixed swaps against floating-rate commercial loans and the addition of interest rate floors. These items were partially offset by net run-off of the fixed-rate commercial lease and residential mortgage portfolios and overall deposit growth.

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

95  Fifth Third Bancorp

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

Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information including the notional amount and fair values of these derivatives, refer to Note 12 of the Notes to Consolidated Financial Statements.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of December 31, 2018:

TABLE 62: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total

Commercial and industrial loans	$24,942	18,820	578	44,340
Commercial mortgage loans	2,552	3,803	619	6,974
Commercial construction loans	2,217	2,351	89	4,657
Commercial leases	829	1,656	1,115	3,600

Total commercial loans and leases	30,540	26,630	2,401	59,571

Residential mortgage loans	2,430	6,515	6,559	15,504
Home equity	1,635	3,270	1,497	6,402
Automobile loans	3,731	4,873	372	8,976
Credit card	494	1,976	-	2,470
Other consumer loans	1,575	708	59	2,342

Total consumer loans	9,865	17,342	8,487	35,694

Total portfolio loans and leases	$40,405	43,972	10,888	95,265

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2018:

TABLE 63: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS OCCURRING AFTER 1 YEAR

		Interest Rate

($ in millions)		Fixed	Floating or Adjustable

Commercial and industrial loans	$	2,380	17,018
Commercial mortgage loans		864	3,558
Commercial construction loans		31	2,409
Commercial leases		2,771	-

Total commercial loans and leases		6,046	22,985

Residential mortgage loans		9,793	3,281
Home equity		495	4,272
Automobile loans		5,218	27
Credit card		480	1,496
Other consumer loans		482	285

Total consumer loans		16,468	9,361

Total portfolio loans and leases	$	22,514	32,346

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $938 million and $858 million at December 31, 2018 and December 31, 2017, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

96  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the year ended December 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $42 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $125 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2018.

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

The Bancorp recognized net losses of $36 million and net gains of $4 million, respectively, on its non-qualifying hedging strategy during the years ended December 31, 2018 and 2017. These amounts include net losses of $15 million and net gains of $2 million, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy during the years ended December 31, 2018 and 2017. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2018 and 2017 was $948 million and $939 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

Commodity Risk

The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and interest rate risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management.

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

Table 62 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $32.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at December 31, 2018, $3.3 billion in principal and interest is expected to be received in the next 12 months and an additional $3.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

97  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $5.5 billion during the year ended December 31, 2018 compared to $7.5 billion during the year ended December 31, 2017. For further information, refer to Note 10 and Note 11 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the years ended December 31, 2018 and 2017. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2018, $7.3 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the year ended 2018, the Bancorp issued and sold $900 million of senior notes.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $17.0 billion was available for issuance as of December 31, 2018. During the year ended 2018, the Bank issued and sold $1.6 billion of senior bank notes. Additionally, at December 31, 2018, the Bank had approximately $45.2 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

For further information on subsequent events related to long-term debt, refer to Note 31 of the Notes to Consolidated Financial Statements.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 128% at December 31, 2018.

Further, beginning with the fourth quarter of 2018, BHCs subject to the Modified LCR are required to calculate and disclose the quarterly average components used to calculate their Modified LCR.

The following table presents the components of the Bancorp’s Quarterly Average Modified LCR for the three months ended:

TABLE 64: QUARTERLY AVERAGE MODIFIED LCR

($ in millions)	December 31, 2018

HQLA(a)	$21,469
Net Outflows	17,449
LCR	123%
HQLA in Excess of Net Outflows(a)	$4,020

(a)	Average HQLA shown after application of applicable haircuts and limits on Level 2 liquid assets.

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

The NPR’s public comment period ended January 22, 2019 and could be further amended by the FRB and other financial regulators prior to adoption. As such, the ultimate impacts of the NPR to Fifth Third Bancorp, Fifth Third Bank and their respective subsidiaries and activities will be subject to the final form of these NPRs and additional rulemakings issued. Fifth Third cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on its business, financial condition or results of operations.

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

98  Fifth Third Bancorp

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

TABLE 65: AGENCY RATINGS

As of March 1, 2019	Moody’s	Standard and Poor’s	Fitch	DBRS

Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	A-	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

To control, monitor and govern operational risk, the Bancorp maintains an overall Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions and providing independent oversight of its implementation (second line of defense). Business Controls groups are in place in each of the lines of business to ensure consistent implementation and execution of managing day-to-day operational risk (first line of defense).

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

Fifth Third also focuses on the reporting and escalation of operational control issues to senior management and the Board of Directors. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Operational Risk Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank.

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

99  Fifth Third Bancorp

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

Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank.

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

TABLE 66: PRESCRIBED CAPITAL RATIOS

	Minimum	Well-Capitalized

CET1 capital	4.50%	6.50
Tier I risk-based capital	6.00	8.00
Total risk-based capital	8.00	10.00
Tier I leverage	4.00	5.00

On January 1, 2016, the Bancorp became subject to a capital conservation buffer which will be phased in over a three-year period ending January 1, 2019. Once fully phased-in, the capital conservation buffer will be 2.5% in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer was 0.625% in 2016, 1.25% in 2017, and is 1.875% in 2018. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, refer to Note 1 of the Notes to Consolidated Financial Statements. The Bancorp is evaluating the impact of this proposal.

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings.

100  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 67: CAPITAL RATIOS

($ in millions)	2018	2017	2016	2015	2014

Average total Bancorp shareholders’ equity as a percent of average assets	11.23%	11.69	11.57	11.24	11.53
Tangible equity as a percent of tangible assets(a)	9.63	9.79	9.72	9.46	9.34
Tangible common equity as a percent of tangible assets(a)(d)	8.71	8.83	8.77	8.50	8.36

	Basel III(b)(e)				Basel I(c)(e)
CET1 capital	$12,534	12,517	12,426	11,917	-
Tier I capital	13,864	13,848	13,756	13,260	12,764
Total regulatory capital	17,723	17,887	17,972	17,134	16,895
Risk-weighted assets	122,432	117,997	119,632	121,290	117,878

Regulatory capital ratios:
CET1 capital	10.24%	10.61	10.39	9.82	-
Tier I risk-based capital	11.32	11.74	11.50	10.93	10.83
Total risk-based capital	14.48	15.16	15.02	14.13	14.33
Tier I leverage	9.72	10.01	9.90	9.54	9.66

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

(c)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.
(d)	Excludes unrealized gains and losses
(e)

The regulatory capital data and ratios have not been restated as a result of the Bancorp’s change in accounting for investments in affordable housing projects that qualify for low-income housing tax credits (LIHTC). Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

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

As a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory adverse and supervisory severely adverse scenarios and to provide information related to the types of risk included in its stress testing, a general description of the methodologies used, estimates of certain financial results and pro forma capital ratios, and an explanation of the most significant causes of changes in regulatory capital ratios. On June 21, 2018 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which is available on Fifth Third’s website at www.53.com. With Fifth Third’s designation as a Large and Non-complex Bank, it is no longer subject to the qualitative aspects of the CCAR program. It is, however, subject to the FRB’s Horizontal Capital Review, which was conducted in the third quarter of 2018. Refer to Note 3 and Note 22 of the Notes to Consolidated Financial Statements for a discussion on the FRB’s review of the capital plan, the FRB’s non-objection to the Bancorp’s proposed capital actions and the Bancorp’s capital actions taken in 2018.

On May 21, 2018, the Bancorp announced the planned acquisition of MB Financial, Inc. As a result of this transaction, the FRB required the Bancorp to resubmit its CCAR plan recognizing the pro forma impact of the combined Fifth Third/MB Financial,

Inc. post-merger entity. On October 5, 2018, Fifth Third resubmitted its capital plan to the FRB. On December 27, 2018, the FRB indicated to the Bancorp that it did not object to the resubmitted capital plan. The resubmitted capital plan called for no change to the originally submitted total capital actions over the 2018 CCAR approval horizon (the third quarter of 2018 through the second quarter of 2019). However, the share repurchase authority increased from $1.651 billion to $1.81 billion as a result of after-tax gains related to the sale of Worldpay, Inc. common stock.

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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.74 and $0.60 during the years ended December 31, 2018 and 2017, respectively. The Bancorp entered into or settled a number of accelerated share repurchase and open market share repurchase transactions during the years ended December 31, 2018 and 2017. Refer to Note 22 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchases and open market share repurchase transactions.

101  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 68: SHARE REPURCHASES

For the years ended December 31	2018	2017

Shares authorized for repurchase at January 1	23,147,891	81,641,397
Additional authorizations(a)	87,383,525	-
Share repurchases(b)	(49,967,134)	(58,493,506)

Shares authorized for repurchase at December 31	60,564,282	23,147,891

Average price paid per share(b)	$29.44	27.00

(a)

During the first quarter of 2018, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 13 million shares remained available for repurchase by the Bancorp.

(b)

Excludes 2,155,189 and 2,397,589 shares repurchased during the years ended December 31, 2018 and 2017, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

102  Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, noncancelable operating lease obligations, purchase obligations, capital expenditures, capital commitments for private equity investments and capital lease obligations. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

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

103  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2018 are shown in Table 69. As of December 31, 2018, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 19 of the Notes to Consolidated Financial Statements.

TABLE 69: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2018 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total

Contractually obligated payments due by period:
Deposits with no stated maturity(a)(b)	$101,918	-	-	-	101,918
Long-term debt(a)(c)	3,110	5,351	1,658	4,307	14,426
Time deposits(a)(d)	3,967	2,843	99	8	6,917
Short-term borrowings(a)(e)	2,498	-	-	-	2,498
Forward contracts related to residential mortgage loans held for sale(f)	926	-	-	-	926
Noncancelable operating lease obligations(g)	86	147	114	256	603
Partnership investment commitments(h)	175	135	26	40	376
Pension benefit payments(i)	17	32	32	70	151
Purchase obligations and capital expenditures(j)	89	57	25	-	171
Capital lease obligations	6	9	4	1	20

Total contractually obligated payments due by period	$112,792	8,574	1,958	4,682	128,006

Other commitments by expiration period:
Commitments to extend credit(k)	$26,922	13,061	22,658	7,806	70,447
Letters of credit(l)	1,044	472	517	8	2,041

Total other commitments by expiration period	$27,966	13,533	23,175	7,814	72,488

(a)

Interest-bearing obligations are principally used to fund interest-earning assets. Interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(b)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(c)	Includes debt obligations with an original maturity of greater than one year. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(d)	Includes other time deposits and certificates $100,000 and over. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 14 of the Notes to Consolidated Financial Statements.
(f)	Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(g)	Includes rental commitments.
(h)	Includes low-income housing and historic tax investments. For additional information, refer to Note 10 of the Notes to Consolidated Financial Statements.
(i)	Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(j)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(k)

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts include capital commitments for private equity investments and do not necessarily represent future cash flow requirements. For additional information, refer to Note 16 of the Notes to Consolidated Financial Statements.

(l)

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, refer to Note 16 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Market Risk Management section of Item 7 of this Report on pages 93-97 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

104  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective October 1, 2018, the Bancorp elected to change its accounting for qualifying Low-Income Housing Tax Credit investments from the equity method to the proportional amortization method, resulting in retrospective adjustments to reflect the accounting change within the 2018 financial statements and to adjust the originally reported amounts for the 2017 and 2016 financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2019

We have served as the Bancorp’s auditor since 1970.

105  Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2018	2017(i)

Assets
Cash and due from banks	$2,681	2,514
Other short-term investments(a)	1,825	2,753
Available-for-sale debt and other securities(b)	32,830	31,751
Held-to-maturity securities(c)	18	24
Trading debt securities	287	492
Equity securities	452	439
Loans and leases held for sale(d)	607	492
Portfolio loans and leases(a)(e)	95,265	91,970
Allowance for loan and lease losses(a)	(1,103)	(1,196)

Portfolio loans and leases, net	94,162	90,774
Bank premises and equipment(f)	1,861	2,003
Operating lease equipment	518	646
Goodwill	2,478	2,445
Intangible assets	40	27
Servicing rights	938	858
Other assets(a)(i)	7,372	6,863

Total Assets	$146,069	142,081

Liabilities
Deposits:
Noninterest-bearing deposits	$32,116	35,276
Interest-bearing deposits	76,719	67,886

Total deposits	108,835	103,162
Federal funds purchased	1,925	174
Other short-term borrowings	573	4,012
Accrued taxes, interest and expenses(i)	1,562	1,465
Other liabilities(a)	2,498	2,144
Long-term debt(a)	14,426	14,904

Total Liabilities	$129,819	125,861

Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,331	1,331
Capital surplus	2,873	2,790
Retained earnings(i)	16,578	14,957
Accumulated other comprehensive (loss) income	(112)	73
Treasury stock(g)	(6,471)	(5,002)

Total Bancorp shareholders’ equity	$16,250	16,200
Noncontrolling interests	-	20

Total Equity	16,250	16,220

Total Liabilities and Equity	$146,069	142,081

(a)

Includes $40 and $62 of other short-term investments, $668 and $1,297 of portfolio loans and leases, $(4) and $(6) of ALLL, $5 and $7 of other assets, $1 and $2 of other liabilities and $606 and $1,190 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2018 and 2017, respectively. For further information, refer to Note 10.

(b)	Amortized cost of $33,128 and $31,577 at December 31, 2018 and 2017, respectively.
(c)	Fair value of $18 and $24 at December 31, 2018 and 2017, respectively.
(d)

Includes $537 and $399 of residential mortgage loans held for sale measured at fair value and $7 and $0 of commercial loans held for sale measured at fair value at December 31, 2018 and 2017, respectively.

(e)	Includes $179 and $137 of residential mortgage loans measured at fair value at December 31, 2018 and 2017, respectively.
(f)	Includes $42 and $27 of bank premises and equipment held for sale at December 31, 2018 and 2017, respectively. For further information refer to Note 7.
(g)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2018 – 646,630,857 (excludes 277,261,724 treasury shares), 2017 – 693,804,893 (excludes 230,087,688 treasury shares).

(h)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2018 and 2017; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at December 31, 2018 and 2017; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized shares, issued and outstanding at December 31, 2018 and 2017; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at December 31, 2018 and 2017.

(i)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.

106  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2018	2017(a)	2016(a)

Interest Income
Interest and fees on loans and leases	$4,078	3,478	3,233
Interest on securities	1,080	996	952
Interest on other short-term investments	25	15	8

Total interest income	5,183	4,489	4,193
Interest Expense
Interest on deposits	538	277	205
Interest on federal funds purchased	30	6	2
Interest on other short-term borrowings	29	30	10
Interest on long-term debt	446	378	361

Total interest expense	1,043	691	578

Net Interest Income	4,140	3,798	3,615
Provision for loan and lease losses	237	261	343

Net Interest Income After Provision for Loan and Lease Losses	3,903	3,537	3,272
Noninterest Income
Service charges on deposits	549	554	558
Wealth and asset management revenue	444	419	404
Corporate banking revenue	438	353	432
Card and processing revenue	329	313	319
Mortgage banking net revenue	212	224	285
Other noninterest income	887	1,357	688
Securities (losses) gains, net	(54)	2	10
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(15)	2	-

Total noninterest income	2,790	3,224	2,696
Noninterest Expense
Salaries, wages and incentives	1,783	1,633	1,612
Employee benefits	332	356	339
Net occupancy expense	292	295	299
Technology and communications	285	245	234
Card and processing expense	123	129	132
Equipment expense	123	117	118
Other noninterest expense(a)	990	1,007	1,026

Total noninterest expense	3,928	3,782	3,760

Income Before Income Taxes	2,765	2,979	2,208
Applicable income tax expense(a)	572	799	665

Net Income	2,193	2,180	1,543
Less: Net income attributable to noncontrolling interests	-	-	(4)

Net Income Attributable to Bancorp	2,193	2,180	1,547
Dividends on preferred stock	75	75	75

Net Income Available to Common Shareholders	$2,118	2,105	1,472

Earnings per share - basic(a)	$3.11	2.86	1.92
Earnings per share - diluted(a)	$3.06	2.81	1.91

Average common shares outstanding - basic	673,346,168	728,289,200	757,432,291
Average common shares outstanding - diluted	685,488,498	740,691,433	764,495,353

(a)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.

107  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2018	2017(a)	2016(a)

Net Income(a)	$2,193	2,180	1,543
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the year	(371)	21	(130)
Reclassification adjustment for net losses (gains) included in net income	9	4	(7)
Unrealized gains (losses) on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during the year	169	(7)	19
Reclassification adjustment for net losses (gains) included in net income	2	(12)	(31)
Defined benefit pension plans, net:
Net actuarial gain (loss) arising during the year	1	1	(1)
Reclassification of amounts to net periodic benefit costs	7	7	12

Other comprehensive (loss) income, net of tax	(183)	14	(138)

Comprehensive Income	2,010	2,194	1,405
Less: Comprehensive income attributable to noncontrolling interests	-	-	(4)

Comprehensive Income Attributable to Bancorp	$2,010	2,194	1,409

(a)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.

108  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Impact of cumulative effect of change in accounting principle(d)				(134)			(134)		(134)

Balance at January 1, 2016	2,051	1,331	2,666	12,224	197	(2,764)	15,705	31	15,736
Net income				1,547			1,547	(4)	1,543
Other comprehensive loss, net of tax					(138)		(138)		(138)
Cash dividends declared:
Common stock(a)				(405)			(405)		(405)
Preferred stock(b)				(75)			(75)		(75)
Shares acquired for treasury			7			(668)	(661)		(661)
Impact of stock transactions under stock compensation plans, net			83	1		(4)	80		80
Other				(2)		3	1		1

Balance at December 31, 2016	$2,051	1,331	2,756	13,290	59	(3,433)	16,054	27	16,081
Net income				2,180			2,180		2,180
Other comprehensive income, net of tax					14		14		14
Cash dividends declared:
Common stock(a)				(436)			(436)		(436)
Preferred stock(b)				(75)			(75)		(75)
Shares acquired for treasury			(17)			(1,588)	(1,605)		(1,605)
Impact of stock transactions under stock compensation plans, net			51			16	67		67
Other				(2)		3	1	(7)	(6)

Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change in accounting principles(c)				6	(2)		4		4

Balance at January 1, 2018	2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				2,193			2,193		2,193
Other comprehensive loss, net of tax					(183)		(183)		(183)
Cash dividends declared:
Common stock(a)				(499)			(499)		(499)
Preferred stock(b)				(75)			(75)		(75)
Shares acquired for treasury			41			(1,494)	(1,453)		(1,453)
Impact of stock transactions under stock compensation plans, net			42			23	65		65
Other				(4)		2	(2)	(20)	(22)

Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250

(a)	For the years ended December 31, 2018, 2017 and 2016, dividends declared per common share were $0.74, $0.60 and $0.53, respectively.
(b)

For the years ended December 31, 2018, 2017 and 2016, dividends were $1,275.00 per preferred share for Perpetual Preferred Stock, Series H, $1,656.24 per share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

(c)	Related to the adoption as of January 1, 2018 of ASU 2016-01, ASU 2017-12 and ASU 2018-02. Refer to Note 1 for additional information.
(d)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.

109  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2018	2017(a)	2016(a)

Operating Activities
Net income	$2,193	2,180	1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	237	261	343
Depreciation, amortization and accretion	360	341	453
Stock-based compensation expense	127	118	111
Provision for (benefit from) deferred income taxes	30	(252)	(141)
Securities losses (gains), net	54	(3)	(7)
Securities losses (gains), net-non-qualifying hedges on mortgage servicing rights	15	(2)	-
MSR fair value adjustment	83	122	-
Recovery of MSR impairment	-	-	(7)
Net gains on sales of loans and fair value adjustments on loans held for sale	(71)	(108)	(101)
Net losses on disposition and impairment of bank premises and equipment	43	-	13
Gains on sales of certain retail branch operations	-	-	(19)
Net (gains) losses on disposition and impairment of operating lease equipment	(6)	39	9
Gain related to Vantiv, Inc.‘s acquisition of Worldpay Group plc.	(414)	-	-
Gain on sale of Worldpay, Inc. shares	(205)	(1,037)	-
Gain on the TRA associated with Worldpay, Inc.	(20)	(44)	(197)
Proceeds from sales of loans held for sale	5,199	6,453	6,895
Loans originated or purchased for sale, net of repayments	(5,378)	(6,054)	(7,014)
Dividends representing return on equity investments	12	46	28
Net change in:
Trading and equity securities	132	(442)	(23)
Other assets	303	(22)	338
Accrued taxes, interest and expenses	147	(138)	(157)
Other liabilities	15	22	24

Net Cash Provided by Operating Activities	2,856	1,480	2,091

Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	12,430	12,637	18,280
Loans and leases	305	164	360
Bank premises and equipment	57	40	82
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	1,845	2,331	3,776
Held-to-maturity securities	6	3	44
Purchases:
Available-for-sale debt and other securities	(16,207)	(15,295)	(24,636)
Bank premises and equipment	(192)	(200)	(186)
MSRs	(82)	(109)	-
Proceeds from settlement of BOLI	16	14	23
Proceeds from sales and dividends representing return of equity investments	604	1,363	64
Net cash paid on sales of certain retail branch operations	-	-	(219)
Net cash paid on acquisitions	(43)	(44)	-
Net change in:
Other short-term investments	928	1	(83)
Loans and leases	(3,866)	(446)	(243)
Operating lease equipment	58	(31)	(126)

Net Cash (Used in) Provided by Investing Activities	(4,141)	428	(2,864)

Financing Activities
Net change in:
Deposits	5,673	(659)	1,146
Federal funds purchased	1,751	42	(19)
Other short-term borrowings	(3,439)	477	2,028
Dividends paid on common stock	(467)	(430)	(402)
Dividends paid on preferred stock	(98)	(75)	(52)
Proceeds from issuance of long-term debt	2,438	2,490	3,735
Repayment of long-term debt	(2,884)	(1,969)	(5,119)
Repurchases of treasury stock and related forward contracts	(1,453)	(1,605)	(661)
Other	(69)	(57)	(31)

Net Cash Provided by (Used in) Financing Activities	1,452	(1,786)	625

Increase (Decrease) in Cash and Due from Banks	167	122	(148)
Cash and Due from Banks at Beginning of Period	2,514	2,392	2,540

Cash and Due from Banks at End of Period	$2,681	2,514	2,392

(a)

Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for investments in affordable housing projects that qualify for LIHTC in accordance with ASU 2014-01. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

110  Fifth Third Bancorp

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method of accounting and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at fair value unless the investment does not have a readily determinable fair value. The Bancorp accounts for equity investments without a readily determinable fair value using the measurement alternative to fair value, representing the cost of the investment minus any impairment recorded, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Intercompany transactions and balances among consolidated entities have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

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

Investment Securities

Debt securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. Trading debt securities are reported at fair value with unrealized gains and losses included in noninterest income.

Available-for-sale and held-to-maturity debt securities with unrealized losses are reviewed quarterly for possible OTTI. If the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through OCI.

Effective January 1, 2018, equity securities with readily determinable fair values not accounted for under the equity method are reported at fair value with unrealized gains and losses included in noninterest income in the Consolidated Statements of Income. Prior to January 1, 2018, equity securities were classified as available-for-sale or trading on the date of purchase, and the accounting for unrealized gains and losses was the same as for debt securities classified as available-for-sale and trading. Equity securities were classified as trading when bought and held principally for the purpose of selling them in the near term. For equity securities classified as available-for-sale, the Bancorp’s management evaluated the securities in an unrealized loss position for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it was determined that the impairment on an equity security was other-than-temporary, an impairment loss equal to the difference between the amortized cost of the security and its fair value was recognized within noninterest income in the Consolidated Statements of Income.

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

111  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The OCC, a national bank regulatory agency, has issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC. The Bancorp does not consider the bankruptcy court’s discharge of the borrower’s debt a concession when the discharged debt is not reaffirmed and as such, these loans are classified as TDRs only if one or more of the previously mentioned concessions are granted.

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

Other Real Estate Owned

OREO, which is included in other assets in the Consolidated Balance Sheets, represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. All OREO property is periodically evaluated for impairment and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income. For government-guaranteed mortgage loans, upon foreclosure, a separate other receivable is recognized if certain conditions are met for the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This receivable is also included in other assets, separate from OREO, in the Consolidated Balance Sheets.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6.

The Bancorp maintains the ALLL to absorb probable loan and lease losses inherent in its portfolio segments. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans and leases.

113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When evaluating the adequacy of allowances, consideration is given to regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

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

114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When entering into a hedge transaction, the Bancorp formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction before the end of the quarter in which the transaction is consummated. This process includes linking the derivative instrument designated as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Bancorp continues to assess hedge effectiveness on an ongoing basis using a qualitative assessment when appropriate.

115  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A quantitative analysis of effectiveness may be performed either in place of or in addition to a qualitative assessment if deemed necessary. Effective January 1, 2018, in conjunction with adoption of ASU 2017-12, the Bancorp may also utilize the shortcut method to evaluate hedge effectiveness for certain qualifying hedges with matched terms that permit the assumption of perfect offset. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

Tax Receivable Agreements

In conjunction with Vantiv, Inc.’s (now Worldpay, Inc.) IPO in 2012, the Bancorp entered into two TRAs with Worldpay, Inc. The TRAs provide for payments by Worldpay, Inc. to the Bancorp of 85% of the cash savings actually realized as a result of the increase in tax basis that results from the historical or future purchase of equity in Vantiv Holding, LLC (now Worldpay Holding, LLC) from the Bancorp or from the exchange of equity units in Worldpay Holding, LLC for cash or Class A Stock, as well as any tax benefits attributable to payments made under the TRA. Any actual increase in tax basis, as well as the amount and timing of any payments made under the TRA depend on a number of uncertain factors, the most significant of which is the realization of the tax benefits by Worldpay, Inc., which depends on the amount and timing of Worldpay, Inc.’s reportable taxable income. The Bancorp accounts for these TRAs as gain contingencies and recognizes income when all uncertainties surrounding the realization of such amounts are resolved.

Investments in Qualified Affordable Housing Projects

The Bancorp invests in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. These investments are classified as other assets on the Bancorp’s Consolidated Balance Sheets. Investments in affordable housing projects that qualify for LIHTC are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense (benefit) in the Consolidated Statements of Income. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting with impairment associated with the investments recognized in other noninterest expense in the Consolidated Statements of Income.

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

Income tax benefits from uncertain tax positions are recognized in the financial statements only if the Bancorp believes that it is more-likely-than-not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the Bancorp does not believe that it is more-likely-than-not that an uncertain tax position will be sustained, the Bancorp records a liability for the uncertain tax position. If the Bancorp believes that it is more likely than not that an uncertain tax position will be sustained, the Bancorp only records a tax benefit for the portion of the uncertain tax position where the likelihood of realization is greater than 50% upon settlement with the relevant taxing authority that has full knowledge of all relevant information. The Bancorp recognizes interest expense, interest income and penalties related to unrecognized tax benefits within current income tax expense. Refer to Note 19 for further discussion regarding income taxes.

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

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Goodwill is required to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp has determined that its business segments qualify as reporting units under U.S. GAAP.

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The Bancorp may, as a practical expedient, measure the fair value of certain investments on the basis of the net asset value per share of the investment, or its equivalent. Any investments which are valued using this practical expedient are not classified in the fair value hierarchy. Refer to Note 26 for further information on fair value measurements.

Stock-Based Compensation

The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately.

117  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 23.

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

The Bancorp’s interest income is derived from loans and leases, securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Investment Securities sections of this footnote for further information. The following provides additional information about the components of noninterest income:

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

●

Wealth and asset management revenue consists primarily of service fees for investment management, custody, and trust administration services provided to commercial and consumer clients. The Bancorp’s performance obligations for these services are generally satisfied over time and revenues are recognized monthly based on the fee structure outlined in individual contracts. Transaction prices are most commonly based on the market value of assets under management or care and/or a fee per transaction processed. The Bancorp offers certain services, like tax return preparation, for which the performance obligations are satisfied and revenue is recognized at a point in time, when the services are performed. Wealth and asset management revenue also includes trailing commissions received from investments and annuities held in customer accounts, which are recognized in revenue when the Bancorp determines that it has satisfied its performance obligations and has sufficient information to estimate the amount of the commissions to which it expects to be entitled.

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

●

Card and processing revenue consists primarily of ATM fees and interchange fees earned when the Bancorp’s credit and debit cards are processed through card association networks. The Bancorp’s performance obligations are generally complete when the transactions generating the fees are processed. Revenue is recognized on an accrual basis as such services are performed, net of certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers). These costs reduced card and processing revenue by approximately $127 million for the year ended December 31, 2018.

●

Mortgage banking net revenue consists primarily of origination fees and gains on loan sales, mortgage servicing fees and the impact of MSRs. Refer to the Loans and Leases Held for Sale and Loan Sales and Securitizations sections of this footnote for further information.

●	Other noninterest income includes income from operating leases, certain fees derived from loans and leases, BOLI income, gains and losses on other assets, and other miscellaneous revenues and gains.

118  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-01 – Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 which revises an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in OCI the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. In February 2018, the FASB also issued ASU 2018-03 which makes technical corrections and improvements to the amendments in ASU 2016-01. The Bancorp adopted the amended guidance on January 1, 2018. As permitted, the Bancorp elected to early adopt ASU 2018-03 on January 1, 2018, concurrent with the adoption of ASU 2016-01. The adoption did not have a material impact on the Consolidated Financial Statements. However, equity securities affected by the amended guidance which were previously classified as trading or available-for-sale have been reclassified in the Consolidated Balance Sheets as equity securities. For certain equity securities without a readily determinable fair value that are not accounted for using the equity method, the Bancorp has elected to use the permitted measurement alternative, which is to adjust the cost basis of the investment upon either the occurrence of an observable price change or the identification of an impairment. For these securities, the amended guidance was applied prospectively to investments that existed on or after January 1, 2018. The other portions of the amended guidance were applied on a modified retrospective basis.

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

119  Fifth Third Bancorp

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

ASU 2016-16 – Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Previous U.S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Bancorp adopted the amended guidance on January 1, 2018 using a modified retrospective approach. The adoption did not have a material impact on the Consolidated Financial Statements.

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

ASU 2017-09 – Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

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

ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

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

ASU 2018-02 – Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 which allows for reclassification from AOCI to retained earnings of stranded tax effects resulting from the TCJA. Stranded tax effects result from the reduction in the top federal statutory income tax rate from 35 percent to 21 percent as deferred tax assets and liabilities are adjusted for the impact of a change in tax rate through income tax expense, even in situations when the related items giving rise to the deferred taxes are components of AOCI, which are carried net of tax. As permitted, the Bancorp elected to early adopt this amended guidance and recorded a reclassification adjustment from AOCI to retained earnings as of January 1, 2018, the amount of which was not material.

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2018:

120  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the issuance of ASU 2016-02, the FASB has issued additional guidance to clarify certain implementation issues and provide transition relief in certain circumstances including ASUs 2018-01 (Land Easement Practical Expedient, issued in January 2018), 2018-10 (Codification Improvements, issued in July 2018), 2018-11 (Targeted Improvements, also issued in July 2018), and 2018-20 (Narrow-Scope Improvements for Lessors, issued in December 2018). These subsequent amendments do not change the core principles in the original ASU, but do provide an additional optional transition method which is to initially apply the amended guidance at the adoption date and record a cumulative-effect adjustment to opening retained earnings without retrospective application to prior comparative periods. Entities not electing to use this optional transition method must apply the amended guidance on a modified retrospective basis to all periods presented.

The Bancorp adopted the amended guidance on the required effective date of January 1, 2019, and elected the transition relief provisions (i.e. the practical expedient package) and not to use hindsight in evaluating the lease term. The Bancorp also elected the optional transition method to record a cumulative effect adjustment to retained earnings on the adoption date without applying the guidance to prior comparative periods. Upon adoption, the Bancorp recognized additional right-of-use assets and lease liabilities of approximately $510 million related to its operating lease commitments and also recorded a cumulative-effect adjustment to retained earnings of approximately $13 million, which was primarily attributable to recognizing remaining deferred gains on sale-leaseback transactions that occurred prior to January 1, 2019. From a lessor perspective, adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements at transition, but prospectively impacts the classification of certain leases, the presentation of lessor costs and the recognition and measurement of initial direct costs.

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance.

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

In November 2018, the FASB issued ASU 2018-19 which made minor clarifications to the pending guidance in ASU 2016-13. The FASB has also established a Transition Resource Group for Credit Losses to evaluate implementation issues arising from the amended guidance and make recommendations to the FASB on which issues may warrant the issuance of additional clarifying guidance. The Bancorp continues to monitor the issues discussed by the Transition Resource Group and the recommended amendments proposed to the FASB as part of its implementation analysis.

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

121  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-08 – Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08 which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Bancorp adopted the amended guidance on January 1, 2019 on a modified retrospective basis. The adoption did not have a material impact on the Consolidated Financial Statements.

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

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

ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which provides guidance on the accounting for implementation, setup, and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

Change in Accounting Policy

Effective in the fourth quarter of 2018, the Bancorp changed its accounting policy for qualifying LIHTC investments from the equity method to the proportional amortization method as it was management’s determination to be the preferable method. The proportional amortization method provides an improved presentation for the reporting of these investments by presenting the investment performance net of taxes as a component of income tax expense, which more fairly represents the economics and provides users with a better understanding of the returns from such investments than the prior equity method. Additionally, the proportional amortization method is used by many of the Bancorp’s peers. Thus, changing the accounting policy for LIHTC investments made the Bancorp’s presentation of the LIHTC investments comparable to that of its peers. The adoption of the proportional amortization method was applied retrospectively and resulted in a cumulative effect adjustment to reduce retained earnings by $134 million as of January 1, 2016.

122  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provides a summary of the impact of the change in accounting principle for qualifying LIHTC investments on the Bancorp’s Consolidated Financial Statements as of and for the years ended December 31:

$ in millions, except per share data	2018

	Pre-LIHTC Adjustment	Adjustments	As Adjusted

Consolidated Balance Sheet caption
Other assets	$7,463	(91)	7,372
Accrued taxes, interest and expenses	1,508	54	1,562
Retained earnings	16,723	(145)	16,578

Consolidated Statement of Income caption
Total noninterest expense	$4,103	(175)	3,928
Income before income taxes	2,590	175	2,765
Applicable income tax expense	417	155	572
Net income	$2,173	20	2,193
Earnings per share - basic	$3.10	0.01	3.11
Earnings per share - diluted	$3.05	0.01	3.06

$ in millions, except per share data		2017

	As Originally Reported	Adjustments	As Adjusted

Consolidated Balance Sheet caption
Other assets	$6,975	(112)	6,863
Accrued taxes, interest and expenses	1,412	53	1,465
Retained earnings	15,122	(165)	14,957

Consolidated Statement of Income caption
Total noninterest expense	$3,990	(208)	3,782
Income before income taxes	2,771	208	2,979
Applicable income tax expense	577	222	799
Net income	$2,194	(14)	2,180
Earnings per share - basic	$2.88	(0.02)	2.86
Earnings per share - diluted	$2.83	(0.02)	2.81

$ in millions, except per share data		2016

	As Originally Reported	Adjustments	As Adjusted

Consolidated Balance Sheet caption
Other assets	$7,844	(97)	7,747
Accrued taxes, interest and expenses	1,800	54	1,854
Retained earnings	13,441	(151)	13,290

Consolidated Statement of Income caption
Total noninterest expense	$3,903	(143)	3,760
Income before income taxes	2,065	143	2,208
Applicable income tax expense	505	160	665
Net income	$1,560	(17)	1,543
Earnings per share - basic	$1.95	(0.03)	1.92
Earnings per share - diluted	$1.93	(0.02)	1.91

123  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2018	2017	2016

Cash Payments:
Interest	$1,016	699	578
Income taxes	359	1,035	800

Transfers:
Portfolio loans to loans held for sale	275	255	238
Loans held for sale to portfolio loans	95	29	28
Portfolio loans to OREO	39	34	49

3. RESTRICTIONS ON CASH, DIVIDENDS AND OTHER CAPITAL ACTIONS

Reserve Requirement

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities when total reservable deposit liabilities are greater than the regulatory exemption, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. At both December 31, 2018 and 2017, the Bancorp’s banking subsidiary reserve requirement was $1.5 billion. Additionally, the Bancorp’s banking subsidiary average reserve requirement was $1.5 billion and $1.4 billion in 2018 and 2017, respectively.

Restrictions on Cash Dividends

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $1.9 billion and $2.3 billion in dividends during the years ended December 31, 2018 and 2017, respectively. The Bancorp’s nonbank-subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

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

On June 28, 2018, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2018 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2018 and ending June 30, 2019:

●

The increase in the quarterly common stock dividend to $0.22 from $0.18 beginning in the fourth quarter of 2018 and to $0.24 beginning in the second quarter of 2019, a 33% increase over the then current dividend rate;

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

On May 21, 2018, the Bancorp announced the planned acquisition of MB Financial, Inc. As a result of this transaction, the FRB required the Bancorp to resubmit its CCAR plan recognizing the pro forma impact of the combined Fifth Third/MB Financial, Inc. post-merger entity. On October 5, 2018, Fifth Third resubmitted its capital plan to the FRB. On December 27, 2018, the FRB indicated to the Bancorp that it did not object to the resubmitted capital plan. The resubmitted capital plan called for no change to the originally submitted total capital actions over the 2018 CCAR approval horizon (the third quarter of 2018 through the second quarter of 2019). However, the share repurchase authority increased from $1.651 billion to $1.81 billion as a result of after-tax gains related to the sale of Worldpay, Inc. common stock.

The Bancorp recognized a gain of $414 million in the first quarter of 2018 when Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc., associated with the dilution in its ownership interest in Worldpay Holding, LLC.

124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Bancorp recognized a gain on the sale of Worldpay, Inc. shares of $205 million during the second quarter of 2018. The Bancorp also entered into accelerated share repurchase and open market share repurchase transactions during the years ended December 31, 2018 and 2017. For more information related to these transactions, refer to Note 18 and Note 22. In the fourth quarter of 2018, the Bancorp increased the quarterly common stock dividend to $0.22.

125  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

		2018				2017
($ in millions)		Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$	98	-	(1)	97	98	-	-	98
Obligations of states and political subdivisions securities		2	-	-	2	43	1	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)		16,403	86	(242)	16,247	15,281	118	(80)	15,319
Agency commercial mortgage-backed securities		10,770	44	(164)	10,650	10,113	92	(38)	10,167
Non-agency commercial mortgage-backed securities		3,305	9	(47)	3,267	3,247	51	(5)	3,293
Asset-backed securities and other debt securities		1,998	27	(10)	2,015	2,183	46	(11)	2,218
Other securities(b)		552	-	-	552	612	-	-	612

Total available-for-sale debt and other securities	$	33,128	166	(464)	32,830	31,577	308	(134)	31,751

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$	16	-	-	16	22	-	-	22
Asset-backed securities and other debt securities		2	-	-	2	2	-	-	2

Total held-to-maturity securities	$	18	-	-	18	24	-	-	24

(a)

Includes interest-only mortgage-backed securities of $0 and $34 as of December 31, 2018 and 2017, respectively, recorded at fair value with fair value changes recorded in securities (losses) gains, net, in the Consolidated Statements of Income.

(b)

Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $366 and $2, respectively, at December 31, 2018 and $248, $362 and $2, respectively, at December 31, 2017, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2018	2017

Trading debt securities	$287	492
Equity securities	452	439

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities (losses) gains, net – non-qualifying hedges on MSRs in the Consolidated Statements of Income.

The following table presents securities (losses) gains recognized in the Consolidated Statements of Income as of December 31:

($ in millions)	2018	2017	2016

Available-for-sale debt and other securities:
Realized gains	$72	85	72
Realized losses	(82)	(36)	(49)
OTTI	-	(54)	(15)

Net realized (losses) gains on available-for-sale debt and other securities	$(10)	(5)	8

Total trading debt securities (losses) gains	$(15)	2	-

Total equity securities (losses) gains(a)	$(44)	7	2

Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$(69)	4	10

(a)	Includes $45 of net unrealized losses for the year ended December 31, 2018 and net unrealized gains of $5 and $3 for the years ended December 31, 2017 and 2016, respectively.
(b)

Excludes an insignificant amount of securities gains (losses) included in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, investment securities with a fair value of $7.0 billion and $7.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of December 31, 2018 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:(a)
Less than 1 year	$3	3	-	-
1-5 years	10,052	10,015	16	16
5-10 years	18,394	18,197	-	-
Over 10 years	4,127	4,063	2	2
Other securities	552	552	-	-

Total	$33,128	32,830	18	18

(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2018
U.S. Treasury and federal agencies securities	$-	-	97	(1)	97	(1)
Agency residential mortgage-backed securities	3,235	(21)	7,892	(221)	11,127	(242)
Agency commercial mortgage-backed securities	2,022	(37)	5,260	(127)	7,282	(164)
Non-agency commercial mortgage-backed securities	884	(6)	1,621	(41)	2,505	(47)
Asset-backed securities and other debt securities	314	(6)	241	(4)	555	(10)

Total	$6,455	(70)	15,111	(394)	21,566	(464)

2017
U.S. Treasury and federal agencies securities	$98	-	-	-	98	-
Agency residential mortgage-backed securities	7,337	(59)	479	(21)	7,816	(80)
Agency commercial mortgage-backed securities	2,900	(22)	526	(16)	3,426	(38)
Non-agency commercial mortgage-backed securities	449	(2)	145	(3)	594	(5)
Asset-backed securities and other debt securities	317	(2)	386	(9)	703	(11)

Total	$11,101	(85)	1,536	(49)	12,637	(134)

At both December 31, 2018 and 2017, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

127  Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2018	2017

Loans and leases held for sale:
Commercial and industrial loans	$67	-
Commercial mortgage loans	3	6
Residential mortgage loans	537	486

Total loans and leases held for sale	$607	492

Portfolio loans and leases:
Commercial and industrial loans	$44,340	41,170
Commercial mortgage loans	6,974	6,604
Commercial construction loans	4,657	4,553
Commercial leases	3,600	4,068

Total commercial loans and leases	59,571	56,395

Residential mortgage loans	15,504	15,591
Home equity	6,402	7,014
Automobile loans	8,976	9,112
Credit card	2,470	2,299
Other consumer loans	2,342	1,559

Total consumer loans	35,694	35,575

Total portfolio loans and leases	$95,265	91,970

Total portfolio loans and leases are recorded net of unearned income, which totaled $479 million as of December 31, 2018 and $523 million as of December 31, 2017. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $296 million and $282 million as of December 31, 2018 and 2017, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $13.1 billion and $13.0 billion at December 31, 2018 and 2017, respectively, pledged at the FHLB, and loans of $42.6 billion and $39.8 billion at December 31, 2018 and 2017, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

			90 Days Past Due		Net
	Carrying Value		and Still Accruing		Charge-Offs (Recoveries)
($ in millions)	2018	2017	2018	2017	2018	2017

Commercial and industrial loans	$44,407	41,170	4	3	132	111
Commercial mortgage loans	6,977	6,610	2	-	(1)	12
Commercial construction loans	4,657	4,553	-	-	-	-
Commercial leases	3,600	4,068	-	-	1	2
Residential mortgage loans	16,041	16,077	38	57	7	7
Home equity	6,402	7,014	-	-	12	19
Automobile loans	8,976	9,112	12	10	40	37
Credit card	2,470	2,299	37	27	101	84
Other consumer loans	2,342	1,559	-	-	38	26

Total loans and leases	$95,872	92,462	93	97	330	298

Less: Loans and leases held for sale	$607	492

Total portfolio loans and leases	$95,265	91,970

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $3.0 billion and $3.4 billion of direct financing leases, net of unearned income, at December 31, 2018 and 2017, respectively, and $624 million and $674 million of leveraged leases, net of unearned income, at December 31, 2018 and 2017, respectively.

Pre-tax income from leveraged leases was $34 million and included $15 million of gains on early terminations during the year ended December 31, 2018. Pre-tax loss from leveraged leases was $11 million during the year ended December 31, 2017, which included a remeasurement of $27 million related to the tax treatment of leveraged leases resulting from the impact of the TCJA during the year ended December 31, 2017.

128  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluding the impact of the remeasurement, pre-tax income from leveraged leases was $16 million during the year ended December 31, 2017. The tax effect of this income was an expense of $8 million and $6 million during the years ended December 31, 2018 and 2017, respectively.

The following table provides the components of the commercial lease financing portfolio as of December 31:

($ in millions)	2018	2017

Rentals receivable, net of principal and interest on nonrecourse debt	$3,256	3,684
Estimated residual value of leased assets	804	885
Initial direct cost, net of amortization	19	22

Gross investment in commercial lease financing	4,079	4,591
Unearned income	(479)	(523)

Net investment in commercial lease financing(a)	$3,600	4,068

(a)	The accumulated allowance for uncollectible minimum lease payments was $18 and $14 at December 31, 2018 and 2017, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $4 million of residual value write-downs related to commercial leases for both the years ended December 31, 2018 and 2017. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2018, the future minimum lease payments receivable for each of the years 2019 through 2023 was $815 million, $666 million, $528 million, $430 million and $350 million, respectively.

129  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

		Residential
2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(157)	(13)	(280)	-	(450)
Recoveries of losses previously charged-off(a)	25	6	89	-	120
Provision for (benefit from) loan and lease losses	24	(1)	224	(10)	237

Balance, end of period	$645	81	267	110	1,103

(a)   For the year ended December 31, 2018, the Bancorp recorded $29 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(154)	(15)	(212)	-	(381)
Recoveries of losses previously charged-off	29	8	46	-	83
Provision for loan and lease losses	66	-	186	9	261
Deconsolidation of a VIE(a)	(19)	-	-	(1)	(20)

Balance, end of period	$753	89	234	120	1,196

(a) Refer to Note 10 for further discussion on the deconsolidation of a VIE.
		Residential
2016 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(232)	(19)	(205)	-	(456)
Recoveries of losses previously charged-off	42	9	43	-	94
Provision for (benefit from) loan and lease losses	181	6	159	(3)	343

Balance, end of period	$831	96	214	112	1,253

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of December 31, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$42	61	38	-	141
Collectively evaluated for impairment	603	20	229	-	852
Unallocated	-	-	-	110	110

Total ALLL	$645	81	267	110	1,103

Portfolio loans and leases:(b)
Individually evaluated for impairment	$277	736	278	-	1,291
Collectively evaluated for impairment	59,294	14,589	19,912	-	93,795

Total portfolio loans and leases	$59,571	15,325	20,190	-	95,086

(a)	Includes $1 related to leveraged leases at December 31, 2018.
(b)	Excludes $179 of residential mortgage loans measured at fair value and includes $624 of leveraged leases, net of unearned income, at December 31, 2018.

130  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$94	64	42	-	200
Collectively evaluated for impairment	659	25	192	-	876
Unallocated	-	-	-	120	120

Total ALLL	$753	89	234	120	1,196

Portfolio loans and leases:(b)
Individually evaluated for impairment	$560	665	320	-	1,545
Collectively evaluated for impairment	55,835	14,787	19,664	-	90,286
Loans acquired with deteriorated credit quality	-	2	-	-	2

Total portfolio loans and leases	$56,395	15,454	19,984	-	91,833

(a)	Includes $1 related to leveraged leases at December 31, 2017.
(b)	Excludes $137 of residential mortgage loans measured at fair value and includes $674 of leveraged leases, net of unearned income at December 31, 2017.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2018 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$42,695	779	853	13	44,340
Commercial mortgage owner-occupied loans	3,122	23	139	-	3,284
Commercial mortgage nonowner-occupied loans	3,632	27	31	-	3,690
Commercial construction loans	4,657	-	-	-	4,657
Commercial leases	3,475	72	53	-	3,600

Total commercial loans and leases	$57,581	901	1,076	13	59,571

As of December 31, 2017 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$38,813	1,115	1,235	7	41,170
Commercial mortgage owner-occupied loans	3,207	75	80	-	3,362
Commercial mortgage nonowner-occupied loans	3,117	28	97	-	3,242
Commercial construction loans	4,553	-	-	-	4,553
Commercial leases	3,922	72	74	-	4,068

Total commercial loans and leases	$53,612	1,290	1,486	7	56,395

131  Fifth Third Bancorp

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

		2018		2017
($ in millions)		Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$	15,303	22	15,424	30
Home equity		6,332	70	6,940	74
Automobile loans		8,975	1	9,111	1
Credit card		2,444	26	2,273	26
Other consumer loans		2,341	1	1,559	-
Total residential mortgage and consumer loans(a)	$	35,395	120	35,307	131
(a)	Excludes $179 and $137 of residential mortgage loans measured at fair value at December 31, 2018 and 2017, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2018 ($ in millions)	Leases (b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$44,213	32	95	127	44,340	4
Commercial mortgage owner-occupied loans	3,277	1	6	7	3,284	2
Commercial mortgage nonowner-occupied loans	3,688	1	1	2	3,690	-
Commercial construction loans	4,657	-	-	-	4,657	-
Commercial leases	3,597	1	2	3	3,600	-
Residential mortgage loans(a)	15,227	37	61	98	15,325	38
Consumer loans:
Home equity	6,280	71	51	122	6,402	-
Automobile loans	8,844	119	13	132	8,976	12
Credit card	2,381	47	42	89	2,470	37
Other consumer loans	2,323	17	2	19	2,342	-
Total portfolio loans and leases(a)	$94,487	326	273	599	95,086	93
(a)	Excludes $179 of residential mortgage loans measured at fair value at December 31, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, $90 of these loans were 30-89 days past due and $195 were 90 days or more past due. The Bancorp recognized $5 of losses during the year ended December 31, 2018 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

132  Fifth Third Bancorp

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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2018 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$156	107		34
Commercial mortgage owner-occupied loans	2	2		1
Commercial mortgage nonowner-occupied loans	2	1		-
Commercial leases	23	22		7
Restructured residential mortgage loans	465	462		61
Restructured consumer loans:
Home equity	146	145		22
Automobile loans	5	4		1
Credit card	47	44		15
Total impaired portfolio loans and leases with a related ALLL	$846	787		141
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$137	125		-
Commercial mortgage owner-occupied loans	9	9		-
Commercial mortgage nonowner-occupied loans	11	11		-
Restructured residential mortgage loans	292	274		-
Restructured consumer loans:
Home equity	85	83		-
Automobile loans	2	2		-
Total impaired portfolio loans with no related ALLL	$536	504		-
Total impaired portfolio loans and leases	$1,382	1,291	(a)	141
(a)

Includes $60, $724 and $237, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $147, $12 and $41, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2018.

133  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$433	358		87
Commercial mortgage owner-occupied loans	16	14		7
Commercial mortgage nonowner-occupied loans	4	3		-
Commercial leases	4	4		-
Restructured residential mortgage loans	469	465		64
Restructured consumer loans:
Home equity	172	172		27
Automobile loans	8	7		1
Credit card	52	45		14

Total impaired portfolio loans and leases with a related ALLL	$1,158	1,068		200

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$151	131		-
Commercial mortgage owner-occupied loans	18	15		-
Commercial mortgage nonowner-occupied loans	35	35		-
Restructured residential mortgage loans	218	200		-
Restructured consumer loans:
Home equity	97	94		-
Automobile loans	2	2		-
Total impaired portfolio loans and leases with no related ALLL	$521	477		-

Total impaired portfolio loans and leases	$1,679	1,545	(a)	200

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

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the years ended December 31:

	2018		2017		2016

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans and leases:
Commercial and industrial loans	$373	15	579	10	691	10
Commercial mortgage owner-occupied loans(a)	15	-	35	-	63	1
Commercial mortgage nonowner-occupied loans	24	-	61	1	139	5
Commercial construction loans	-	-	-	-	3	-
Commercial leases	18	-	3	-	5	-
Restructured residential mortgage loans	743	28	657	25	647	25
Restructured consumer loans:
Home equity	244	12	281	12	325	12
Automobile loans	8	-	11	-	17	-
Credit card	44	5	50	4	56	5

Total average impaired portfolio loans and leases	$1,469	60	1,677	52	1,946	58

(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp had no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $13 and $26 for the years ended December 31, 2017 and 2016, respectively. An immaterial amount of interest income was recognized during both the years ended December 31, 2017 and 2016. Refer to Note 10 for further discussion on the deconsolidation of the VIE associated with these loans in the third quarter of 2017.

134  Fifth Third Bancorp

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of December 31:

($ in millions)	2018	2017

Commercial loans and leases:
Commercial and industrial loans	$193	276
Commercial mortgage owner-occupied loans	11	19
Commercial mortgage nonowner-occupied loans	2	7
Commercial leases	22	4

Total nonaccrual portfolio commercial loans and leases	228	306

Residential mortgage loans	22	30
Consumer loans:
Home equity	69	74
Automobile loans	1	1
Credit card	27	26
Other consumer loans	1	-

Total nonaccrual portfolio consumer loans	98	101

Total nonaccrual portfolio loans and leases(a)(b)	$348	437

OREO and other repossessed property	47	52

Total nonperforming portfolio assets(a)(b)	$395	489

(a)	Excludes $16 and $6 of nonaccrual loans and leases held for sale at December 31, 2018 and 2017, respectively.
(b)

Includes $6 and $3 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2018 and 2017, respectively, of which $2 and $3 are restructured nonaccrual government insured commercial loans at December 31, 2018 and 2017, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $153 million and $235 million as of December 31, 2018 and 2017, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $24 million and $67 million, respectively, as of December 31, 2018 compared with $53 million and $78 million, respectively, as of December 31, 2017.

135  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the years ended December 31:

2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	54	$200	1	7
Commercial mortgage owner-occupied loans	6	3	(1)	-
Commercial mortgage nonowner-occupied loans	3	-	-	-
Residential mortgage loans	1,128	168	4	-
Consumer loans:
Home equity	111	7	-	-
Automobile loans	84	-	-	-
Credit card	7,483	37	9	2

Total portfolio loans and leases	8,869	$415	13	9

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2017 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	75	$237	(5)	6
Commercial mortgage owner-occupied loans	9	8	5	-
Commercial mortgage nonowner-occupied loans	4	-	-	-
Commercial leases	1	4	-	-
Residential mortgage loans	830	116	5	-
Consumer loans:
Home equity	150	10	-	-
Automobile loans	102	-	-	-
Credit card	8,085	38	8	1

Total portfolio loans and leases	9,256	$413	13	7

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2016 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	74	$183	14	-
Commercial mortgage owner-occupied loans	12	11	-	-
Commercial mortgage nonowner-occupied loans	4	5	2	-
Commercial leases	5	16	-	-
Residential mortgage loans	924	137	8	-
Consumer loans:
Home equity	219	15	-	-
Automobile loans	221	3	-	-
Credit card	9,519	43	8	4

Total portfolio loans and leases	10,978	$413	32	4

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

136  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2018, 2017 and 2016 and were within twelve months of the restructuring date:

December 31, 2018 ($ in millions)(a)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	8	$	61
Commercial mortgage owner-occupied loans	2		-
Residential mortgage loans	225		35
Consumer loans:
Home equity	10		-
Credit card	655		4

Total portfolio loans and leases	900	$	100

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2017 ($ in millions)(a)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	7	$	17
Commercial mortgage owner-occupied loans	4		1
Residential mortgage loans	172		24
Consumer loans:
Home equity	16		2
Credit card	1,633		8

Total portfolio loans and leases	1,832	$	52

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2016 ($ in millions)(a)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	8	$	5
Commercial mortgage owner-occupied loans	2		-
Commercial leases	2		1
Residential mortgage loans	172		25
Consumer loans:
Home equity	17		1
Automobile loans	2		-
Credit card	1,715		7

Total portfolio loans and leases	1,918	$	39

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

137  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life	2018	2017

Land and improvements(a)		$586	644
Buildings(a)	2 - 30 yrs.	1,547	1,679
Equipment	2 - 20 yrs.	1,987	1,876
Leasehold improvements	1 - 30 yrs.	403	399
Construction in progress(a)		81	93
Bank premises and equipment held for sale:
Land and improvements		25	17
Buildings		14	9
Equipment		3	1
Accumulated depreciation and amortization		(2,785)	(2,715)

Total bank premises and equipment		$1,861	2,003

(a)

At December 31, 2018 and 2017, land and improvements, buildings and construction in progress included $55 and $91, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment was $238 million, $234 million and $242 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of December 31, 2018, the Bancorp closed 31 branches under the 2018 Branch Optimization Plan. The Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan prior to December 31, 2019. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $45 million, $7 million and $32 million for the years ended December 31, 2018, 2017 and 2016, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

Gross occupancy expense for cancelable and noncancelable leases, which is included in net occupancy expense in the Consolidated Statements of Income, was $101 million, $101 million and $100 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was reduced by rental income from leased premises of $12 million, $13 million and $16 million during the years ended December 31, 2018, 2017 and 2016, respectively. The Bancorp’s subsidiaries have entered into a number of noncancelable operating lease and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under noncancelable operating leases and capital leases for the years ending December 31:

($ in millions)	Noncancelable Operating Leases	Capital Leases

2019	$ 86	6
2020	80	5
2021	67	4
2022	60	4
2023	54	-
Thereafter	256	1

Total minimum lease payments	$ 603	20
Less: Amounts representing interest	-	2

Present value of net minimum lease payments	$ -	18

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL

Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. The Bancorp completed its most recent annual goodwill impairment test as of September 30, 2018 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2018 and 2017 were as follows:

($ in millions)		Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	Total

Goodwill	$	1,363	1,655	215	148	3,381
Accumulated impairment losses		(750)	-	(215)	-	(965)

Net carrying amount as of December 31, 2016	$	613	1,655	-	148	2,416
Acquisition activity		-	-	-	29	29

Net carrying amount as of December 31, 2017	$	613	1,655	-	177	2,445
Acquisition activity		17	-	-	16	33

Net carrying amount as of December 31, 2018	$	630	1,655	-	193	2,478

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer relationships, non-compete agreements, trade names and rent intangibles. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The increase in gross carrying amount of intangible assets from the year ended December 31, 2017 reflects acquisition activity during 2018.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 31, 2018
Core deposit intangibles	$	34	(30)	4
Customer relationships		32	(3)	29
Non-compete agreements		14	(11)	3
Other		7	(3)	4

Total intangible assets	$	87	(47)	40

As of December 31, 2017
Core deposit intangibles	$	34	(29)	5
Customer relationships		16	-	16
Non-compete agreements		13	(10)	3
Other		6	(3)	3

Total intangible assets	$	69	(42)	27

As of December 31, 2018, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $5 million for the year ended December 31, 2018 and $2 million for both the years ended December 31, 2017 and 2016. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2018. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2019 through 2023 is as follows:

($ in millions)	Total

2019	$6
2020	4
2021	4
2022	3
2023	3

140  Fifth Third Bancorp

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Consolidated Balance Sheets as of:

December 31, 2018 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Other short-term investments	$40	-	40
Commercial mortgage loans	-	-	-
Automobile loans	668	-	668
ALLL	(4)	-	(4)
Other assets	5	-	5
Total assets	$709	-	709
Liabilities:
Other liabilities	$1	-	1
Long-term debt	606	-	606
Total liabilities	$607	-	607
Noncontrolling interests	$-	-	-

December 31, 2017 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Other short-term investments	$62	-	62
Commercial mortgage loans	-	20	20
Automobile loans	1,277	-	1,277
ALLL	(6)	-	(6)
Other assets	7	-	7
Total assets	$1,340	20	1,360
Liabilities:
Other liabilities	$2	-	2
Long-term debt	1,190	-	1,190
Total liabilities	$1,192	-	1,192
Noncontrolling interests	$-	20	20

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

141  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not have substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated

Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Consolidated Statements of Income.

During the fourth quarter of 2018, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the fourth quarter of 2018 resulting in a decrease of $20 million in commercial mortgage loans and a decrease of $19 million in indemnification guarantee exposure.

During the third quarter of 2017, the Bancorp’s indemnification guarantee for one of the CDC investments for which a Bancorp subsidiary served as the managing member expired and the Bancorp transferred its remaining ownership interest in the VIE to the investor member thus removing the Bancorp from future operations of the VIE. As a result, the Bancorp deconsolidated the VIE during the third quarter of 2017.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2018 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,198	376	1,198
Private equity investments	41	-	73
Loans provided to VIEs	2,331	-	3,617

December 31, 2017 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,264	355	1,264
Private equity investments	102	-	150
Loans provided to VIEs	1,845	-	2,910

CDC investments

As noted previously, CDC typically invests in VIEs as a limited partner or investor member in the form of equity contributions and has no substantive kick-out or substantive participating rights over the managing member. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1.

During the fourth quarter of 2017, the Bancorp recognized $57 million, as adjusted, of impairment on certain affordable housing investments primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA. This impairment charge was recorded in applicable income tax expense in the Consolidated Statements of Income and reflects the impact of the change in accounting policy for qualifying LIHTC investments. Refer to Note 1 for further information and refer to Note 26 for further information on the impairment charge.

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

At both December 31, 2018 and 2017, the Bancorp’s CDC investments included $1.1 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $374 million and $355 million at December 31, 2018 and 2017, respectively. The unfunded commitments as of December 31, 2018 are expected to be funded from 2019 to 2034.

142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income relating to investments in qualified affordable housing investments:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption(a)	2018	2017	2016

Proportional amortization	Applicable income tax expense	$154	223	153
Tax credits and other benefits	Applicable income tax expense	(192)	(220)	(210)

(a)

The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2018, 2017 and 2016. The Bancorp recognized $57, as adjusted, of impairment losses primarily due to the change in the federal statutory corporate tax rate during the year ended December 31, 2017.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2018 and 2017, the Bancorp’s unfunded commitment amounts to the private equity funds were $32 million and $48 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $7 million and $11 million during the years ended December 31, 2018 and 2017, respectively. The Bancorp recognized $8 million, $1 million and $9 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Bancorp recognized a gain of $11 million on the sales of certain private equity funds during the year ended December 31, 2017. Refer to Note 26 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2018 and 2017, the Bancorp’s unfunded commitments to these entities were $1.3 billion and $1.1 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2018, 2017 and 2016. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2018	2017	2016

Residential mortgage loan sales(a)	$5,078	6,369	6,927

Origination fees and gains on loan sales	100	138	186
Gross mortgage servicing fees	216	206	199

(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2018	2017

Balance, beginning of period	$858	744
Servicing rights originated - residential mortgage loans	81	127
Servicing rights acquired - residential mortgage loans	82	109
Changes in fair value:
Due to changes in inputs or assumptions(a)	42	(1)
Other changes in fair value(b)	(125)	(121)

Balance, end of period	$938	858

(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2018	2017	2016

Securities (losses) gains, net - non-qualifying hedges on MSRs	$(15)	2	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(21)	2	24
MSR fair value adjustment due to changes in inputs or assumptions(a)	42	(1)	-
Recovery of MSR impairment(a)	-	-	7

(a)	Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

		2018			2017
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)

Residential mortgage loans:
Servicing rights	Fixed	6.6	10.5%	522	7.5	9.1%	497
Servicing rights	Adjustable	2.6	30.3	647	2.7	32.1	660

144  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2018 and 2017, the Bancorp serviced $63.2 billion and $60.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2018, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption

($ in millions)(a)	Rate	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread (bps)	Impact of Adverse Change on Fair Value

				Rate	10%	20%	50%		10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$925	6.2	10.2%	$(36)	(69)	(158)	534	$(18)	(35)
Servicing rights	Adjustable	13	3.5	23.0	(1)	(2)	(3)	863	-	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

145  Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2018 and 2017, the balance of collateral held by the Bancorp for derivative assets was $481 million and $409 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $249 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2018. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $3 million as of both December 31, 2018 and 2017.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2018 and 2017, the balance of collateral posted by the Bancorp for derivative liabilities was $551 million and $365 million, respectively. Additionally, $23 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2018 and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2018 and 2017, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

			Fair Value
December 31, 2018 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	3,455	262	2

Total fair value hedges			262	2

Cash flow hedges:
Interest rate floors related to C&I loans		3,000	69	-
Interest rate swaps related to C&I loans		8,000	15	27

Total cash flow hedges			84	27

Total derivatives designated as qualifying hedging instruments			346	29

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio		10,045	40	14
Forward contracts related to residential mortgage loans held for sale		926	-	8
Swap associated with the sale of Visa, Inc. Class B Shares		2,174	-	125
Foreign exchange contracts		133	4	-

Total free-standing derivatives - risk management and other business purposes			44	147

Free-standing derivatives - customer accommodation:
Interest rate contracts		55,012	262	278
Interest rate lock commitments		407	7	-
Commodity contracts		6,511	307	278
TBA securities		18	-	-
Foreign exchange contracts		13,205	148	142

Total free-standing derivatives - customer accommodation			724	698

Total derivatives not designated as qualifying hedging instruments			768	845

Total			$1,114	874

			Fair Value
December 31, 2017 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	3,705	297	5

Total fair value hedges			297	5

Cash flow hedges:
Interest rate swaps related to C&I loans		4,475	-	12

Total cash flow hedges			-	12

Total derivatives designated as qualifying hedging instruments			297	17

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio		11,035	54	15
Forward contracts related to residential mortgage loans held for sale		1,284	1	1
Stock warrant		20	20	-
Swap associated with the sale of Visa, Inc. Class B Shares		1,900	-	137
Foreign exchange contracts		112	-	1

Total free-standing derivatives - risk management and other business purposes			75	154

Free-standing derivatives - customer accommodation:
Interest rate contracts		42,216	154	145
Interest rate lock commitments		446	8	-
Commodity contracts		4,125	165	167
TBA securities		26	-	-
Foreign exchange contracts		12,654	124	119

Total free-standing derivatives - customer accommodation			451	431

Total derivatives not designated as qualifying hedging instruments			526	585

Total			$823	602

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2018, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset.

147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For all designated fair value hedges of interest rate risk as of December 31, 2018 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2018	2017	2016

Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(36)	(33)	(59)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	41	31	54

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Consolidated Balance Sheets Caption	December 31, 2018

Carrying amount of the hedged items	Long-term debt	$3,991
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(254)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2018, hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2018, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 72 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2018 and 2017, $160 million of net deferred gains, net of tax and $9 million of net deferred losses, net of tax, respectively, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2018, $10 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2018.

During the years ended 2018 and 2017, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2018	2017(a)	2016(a)

Amount of pre-tax net gains (losses) recognized in OCI	$214	(11)	30
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(2)	19	48

(a)

For both the years ended December 31, 2017 and 2016, the amount of pre-tax net losses recognized in OCI represented the effective portion of the cumulative gains or losses on cash flow hedges and ineffectiveness was reported within noninterest income. Upon the adoption of ASU 2017-12, the Bancorp recorded a cumulative effect adjustment to retained earnings effective January 1, 2018 related to the elimination of the separate measurement of ineffectiveness. Refer to Note 1 for additional information.

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC (now Worldpay Holding, LLC) in 2009, the Bancorp received a warrant which was accounted for as a free-standing derivative. During the year ended December 31, 2016, the Bancorp exercised the remaining portion of the warrant.

148  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2018	2017	2016

Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(8)	(17)	14
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(21)	2	24
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	10	(7)	2
Equity contracts:
Stock warrant associated with Worldpay Holding, LLC	Other noninterest income	-	-	73 (a)
Stock warrant	Other noninterest income	-	(1)	-
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(59)	(80)	(56)

(a)	The Bancorp recognized a net gain of $9 on the exercise of the remaining warrant during the fourth quarter of 2016.

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue or other noninterest income in the Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2018 and 2017, the total notional amount of the risk participation agreements was $4.0 billion and $2.8 billion, respectively, and the fair value was a liability of $8 million at December 31, 2018 and $5 million at December 31, 2017, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2018, the risk participation agreements had a weighted-average remaining life of 3.5 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2018	2017

Pass	$3,919	2,748
Special mention	79	66
Substandard	4	24

Total	$4,002	2,838

149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2018	2017	2016

Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$32	21	22
Interest rate contracts for customers (credit losses)	Other noninterest expense	-	(5)	-
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	2	1
Interest rate lock commitments	Mortgage banking net revenue	70	93	114
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	9	6	6
Commodity contracts for customers (credit losses)	Other noninterest expense	-	1	(1)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	-	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	55	48	62
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	14	-	-
Foreign exchange contracts for customers (credit losses)	Other noninterest expense	-	2	(2)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1	1

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2018 ($ in millions)		Derivatives	Collateral(b)	Net Amount

Assets:
Derivatives	$1,107	(410)	(348)	349

Total assets	1,107	(410)	(348)	349

Liabilities:
Derivatives	874	(410)	(123)	341

Total liabilities	$874	(410)	(123)	341

(a)   Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.

(b)   Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2017 ($ in millions)	Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount

Assets:
Derivatives	$815	(213)	(362)	240

Total assets	815	(213)	(362)	240

Liabilities:
Derivatives	602	(213)	(155)	234

Total liabilities	$602	(213)	(155)	234

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

150  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2018	2017

Accounts receivable and drafts-in-process	$1,963	1,763
Bank owned life insurance	1,760	1,720
Partnership investments	1,390	1,445
Derivative instruments	1,114	823
Accrued interest and fees receivable	438	378
Investment in Worldpay Holding, LLC	420	219
Prepaid expenses	93	87
Income tax receivable	56	66
OREO and other repossessed personal property	48	54
Worldpay, Inc. TRA put/call receivable	-	105
Other	90	203

Total other assets	$7,372	6,863

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

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above in partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. For further information on partnership investments, refer to Note 10.

The Bancorp utilizes derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers and for other business purposes. For further information on derivative instruments, refer to Note 12.

In 2009, the Bancorp sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (now Worldpay Holding, LLC). As a result of additional share sales completed by the Bancorp, its ownership share in Worldpay Holding, LLC was approximately 8.6% as of December 31, 2017. On January 16, 2018, Vantiv, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this acquisition as well as additional share sales completed by the Bancorp in 2018, its ownership share in Worldpay Holding, LLC as of December 31, 2018 was approximately 3.3%. The Bancorp’s ownership in Worldpay Holding, LLC is currently accounted for under the equity method of accounting. Refer to Note 18 for further information.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. Refer to Note 1 for further information.

151  Fifth Third Bancorp

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

The following table summarizes short-term borrowings and weighted-average rates:

	2018		2017

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$1,925	2.40%	$174	1.37%
Other short-term borrowings	573	1.95	4,012	1.28

Average for the years ended December 31:
Federal funds purchased	$1,509	1.97%	$557	1.01%
Other short-term borrowings	1,611	1.82	3,158	0.96

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$2,684		$1,495
Other short-term borrowings	6,313		6,307

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2018	2017

Securities sold under repurchase agreements	$302	546
Derivative collateral	271	341
FHLB advances	-	3,125

Total other short-term borrowings	$573	4,012

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2018 and 2017, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

152  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2018	2017

Parent Company
Senior:
Fixed-rate notes	2019	2.30%	$500	499
Fixed-rate notes	2020	2.875%	1,098	1,097
Floating-rate notes(b)	2021	3.206%	250	-
Fixed-rate notes	2022	2.60%	698	697
Fixed-rate notes	2022	3.50%	498	497
Fixed-rate notes	2028	3.95%	646	-
Subordinated:(a)
Fixed-rate notes	2018	4.50%	-	505
Fixed-rate notes	2024	4.30%	747	747
Fixed-rate notes	2038	8.25%	1,238	1,305
Subsidiaries
Senior:
Fixed-rate notes	2018	2.15%	-	996
Fixed-rate notes	2018	1.45%	-	600
Floating-rate notes	2018	2.35%	-	250
Fixed-rate notes	2019	2.375%	850	849
Fixed-rate notes	2019	2.30%	750	749
Fixed-rate notes	2019	1.625%	743	736
Floating-rate notes(b)	2019	3.412%	250	250
Fixed-rate notes	2020	2.20%	742	744
Floating-rate notes(b)	2020	2.770%	300	299
Fixed-rate notes	2021	2.25%	1,248	1,247
Fixed-rate notes	2021	2.875%	847	846
Fixed-rate notes	2021	3.35%	502	-
Floating-rate notes(b)	2021	2.948%	299	-
Fixed-rate notes	2025	3.95%	764	-
Subordinated:(a)
Fixed-rate bank notes	2026	3.85%	747	747
Junior subordinated:
Floating-rate debentures(b)	2035	4.21%-4.48%	52	52
FHLB advances	2019 - 2041	0.05% - 6.87%	22	30
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2020 - 2024	1.42%-2.03%	568	982
Floating-rate notes(b)	2020	2.605%	11	75
Other	2019 - 2039	Varies	56	105

Total			$14,426	14,904

(a)	In aggregate, $2.6 billion qualifies as Tier II capital for regulatory capital purposes for both years ended December, 31 2018 and 2017.
(b)	These rates reflect the floating rates as of December 31, 2018.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2018 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total

2019	$500	2,610	3,110
2020	1,098	1,105	2,203
2021	250	2,898	3,148
2022	1,196	461	1,657
2023	-	1	1
Thereafter	2,631	1,676	4,307

Total	$5,675	8,751	14,426

At December 31, 2018, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.2 billion, net discounts of $20 million, debt issuance costs of $30 million and additions for mark-to-market adjustments on its hedged debt of $254 million. At December 31, 2017, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.7 billion, net discounts of $21 million, debt issuance costs of $31 million and additions for mark-to-market adjustments on its hedged debt of $298 million. The Bancorp was in compliance with all debt covenants at December 31, 2018 and 2017.

For further information on subsequent events related to long-term debt, refer to Note 31.

153  Fifth Third Bancorp

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

On March 14, 2018, the Bancorp issued and sold $650 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 3.95% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on March 14, 2028. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On June 5, 2018, the Bancorp issued and sold $250 million of senior notes to third-party investors. The senior notes bear a floating-rate of three-month LIBOR plus 47 bps. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on June 4, 2021. These floating-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Subordinated debt

The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to floating-rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating-rate and paid a rate of 5.79% at December 31, 2018.

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

Subsidiary Long-Term Borrowings

Senior and subordinated debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2018, $17.0 billion was available for future issuance under the global bank note program.

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

154  Fifth Third Bancorp

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

On July 26, 2018 the Bank issued and sold, under its bank notes program, $1.55 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $500 million of 3.35% senior fixed-rate notes, with a maturity of three years, due on July 26, 2021; $300 million of senior floating-rate notes at three-month LIBOR plus 44 bps, with a maturity of three years, due on July 26, 2021; and $750 million of 3.95% senior fixed-rate notes, with a maturity of seven years, due July 28, 2025. The Bank entered into interest rate swaps to convert the fixed-rate notes due in 2021 and 2025 to a floating-rate, which resulted in an effective interest rate of one-month LIBOR plus 53 bps and 104 bps, respectively. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior subordinated debt

The junior subordinated floating-rate debentures due in 2035 were assumed by the Bancorp’s direct nonbank subsidiary holding company as part of the acquisition of First Charter in June 2008.

The obligation was issued to First Charter Capital Trust I and II. The notes of First Charter Capital Trust I and II pay a floating rate at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bancorp’s nonbank subsidiary holding company has fully and unconditionally guaranteed all obligations under the acquired TruPS issued by First Charter Capital Trust I and II.

FHLB advances

At December 31, 2018, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The Bancorp has pledged $14.4 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the Federal Home Loan Bank which is partially utilized to fund $22 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $7 million in 2019, $2 million in 2020, $2 million in 2021, $2 million in 2022, $1 million in 2023, and $8 million thereafter.

Notes associated with consolidated VIEs

As previously discussed in Note 10, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. In a securitization transaction that occurred in 2017, the Bancorp transferred an aggregate amount of $1.1 billion in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.0 billion of asset-backed notes, of which approximately $261 million were retained by the Bancorp. Approximately $501 million of outstanding notes from the 2017 securitization transaction are included in long-term debt in the Consolidated Balance Sheets as of December 31, 2018. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. As such, approximately $78 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2018.

155  Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2018	2017

Commitments to extend credit	$70,415	68,106
Letters of credit	2,041	2,185
Forward contracts related to residential mortgage loans held for sale	926	1,284
Noncancelable operating lease obligations	603	568
Purchase obligations	126	144
Capital expenditures	45	37
Capital commitments for private equity investments	32	48
Capital lease obligations	20	26

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2018 and 2017, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $131 million and $161 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2018	2017

Pass	$69,928	67,254
Special mention	271	330
Substandard	216	522

Total commitments to extend credit	$70,415	68,106

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2018:

($ in millions)

Less than 1 year(a)	$1,044
1 - 5 years(a)	989
Over 5 years	8

Total letters of credit	$2,041

(a)	Includes $1 and $18 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2018 and 2017 and are considered guarantees in accordance with U.S. GAAP. Approximately 60% and 61% of the total standby letters of credit were collateralized as of December 31, 2018 and 2017, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was $17 million at December 31, 2018 and $6 million at December 31, 2017. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2018	2017

Pass	$1,905	1,830
Special mention	10	67
Substandard	126	218
Doubtful	-	70

Total letters of credit	$2,041	2,185

At December 31, 2018 and 2017, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2018 and 2017, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $487 million and $602 million, respectively, of which FTS acted as the remarketing agent to issuers on $481 million and $508 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $256 million and $331 million of the VRDNs remarketed by FTS, in addition to $6 million and $94 million in VRDNs remarketed by third parties at December 31, 2018 and 2017, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $9 million and $1 million of these VRDNs in its portfolio and classified them as trading securities at December 31, 2018 and 2017, respectively.

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

As of December 31, 2018 and 2017, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $6 million and $9 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2018, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During the years ended December 31, 2018 and 2017, the Bancorp paid an immaterial amount and $1 million in the form of make whole payments and repurchased $18 million and $12 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2018 and 2017 were $19 million and $15 million, respectively. Total outstanding repurchase demand inventory was $1 million at both December 31, 2018 and December 31, 2017.

157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2018	2017

Balance, beginning of period	$9	13
Net reductions to the reserve	(3)	(3)
Losses charged against the reserve	-	(1)

Balance, end of period	$6	9

The following tables provide a rollforward of unresolved claims by claimant type for the years ended December 31:

	GSE		Private Label
2018 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	6	$1	1	$-
New demands	121	19	-	-
Resolved demands	(118)	(19)	-	-

Balance, end of period	9	$1	1	$-

	GSE		Private Label
2017 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	13	$2	-	$-
New demands	109	15	1	-
Loan paydowns/payoffs	(2)	-	-	-
Resolved demands	(114)	(16)	-	-

Balance, end of period	6	$1	1	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $272 million and $312 million at December 31, 2018 and 2017, respectively, and the delinquency rates were 2.2% at December 31, 2018 and 3.0% at December 31, 2017. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $5 million at both December 31, 2018 and 2017 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $13 million and $15 million at December 31, 2018 and 2017, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2018 and 2017.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 26 for additional information on the valuation of the swap.

158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2018, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $125 million and $137 million at December 31, 2018 and 2017, respectively. Refer to Note 12 and Note 26 for further information.

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

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LEGAL AND REGULATORY PROCEEDINGS

Litigation

Visa/MasterCard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard ® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 05-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On June 5, 2018, the defendants in the consolidated class action reached an agreement to settle in principle with the proposed plaintiffs’ class seeking monetary damages (the “Plaintiff Damages Class”). On September 17, 2018, those parties signed a settlement agreement (the “Amended Settlement Agreement”) superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement includes, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provides for a total payment by all defendants of $6.24 billion, composed of approximately $5.3 billion held in escrow and an additional $900 million. The Bancorp’s allocated share of the putative settlement is within existing reserves. If more than 15% of class members (by payment volume) opt out of the class, up to $700 million of the settlement payment may be returned to the defendants. On September 18, 2018, the Plaintiff Damages Class filed a Motion for Preliminary Approval of the Amended Settlement Agreement. At a hearing on the Motion on December 6, 2018, the Court announced that it will preliminarily approve the Amended Settlement Agreement. This settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who are pursuing separate lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 16 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-00851). On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. Oral argument on plaintiffs’ appeal was held on January 29, 2019.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs allege breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit seeks over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denies all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. The plaintiffs filed a notice of appeal on May 5, 2018. The appeal is pending.

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota, alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserts claims for breach of contract and the implied covenant of good faith and fair dealing under Article 4A-202 of the Uniform Commercial Code, with losses allegedly totaling almost $40 million, plus interest.

160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fifth Third denies all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank, Case No. 16-cv-00556). No trial date has been scheduled.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $14 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

161  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2018 and 2017, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2018	2017

Commitments to lend, net of participations:
Directors and their affiliated companies	$700	546
Executive officers	6	6

Total	$706	552

Outstanding balance on loans, net of participations and undrawn commitments	$10	20

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

Worldpay, Inc. and Worldpay Holding, LLC

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business, Vantiv Holding, LLC (now Worldpay Holding, LLC). Advent International acquired an approximate 51% interest in Worldpay Holding, LLC for cash and a warrant. The Bancorp retained the remaining approximate 49% interest in Worldpay Holding, LLC.

During the first quarter of 2012, Vantiv, Inc. (now Worldpay, Inc.) priced an IPO of its shares and contributed the net proceeds to Worldpay Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Worldpay Holding, LLC was reduced to approximately 39%. The impact of the capital contributions to Worldpay Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a gain of $115 million recognized by the Bancorp in the first quarter of 2012.

The Bancorp agreed during the fourth quarter of 2015 to cancel rights to purchase approximately 4.8 million Class C Units in Worldpay Holding, LLC, the wholly-owned principal operating subsidiary of Worldpay, Inc., underlying the warrant in exchange for a cash payment of $200 million. Subsequent to this cancellation, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.4 million Class C Units, which were then exchanged for approximately 5.4 million shares of Worldpay, Inc. Class A Common Stock that were sold in the secondary offering. The Bancorp recognized a gain of $89 million in other noninterest income on the 62% of the warrant that was settled or net exercised. Additionally, during the fourth quarter of 2015, the Bancorp exchanged 8 million Class B Units of Worldpay Holding, LLC for 8 million Class A Shares in Worldpay, Inc., which were also sold in the secondary offering and on which the Bancorp recognized a gain of $331 million in other noninterest income.

During the fourth quarter of 2016, the Bancorp exercised its right to purchase approximately 7.8 million Class C Units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.7 million Class C Units, which were then exchanged for approximately 5.7 million shares of Worldpay, Inc. Class A Common Stock of which 4.8 million shares were sold in a secondary offering and 0.9 million shares were repurchased by Worldpay, Inc. The Bancorp recognized a gain of $9 million in other noninterest income in the Consolidated Statements of Income in 2016 on the exercise of the remaining warrant in Worldpay Holding, LLC.

During the third quarter of 2017, the Bancorp and Fifth Third Bank entered into a transaction agreement with Worldpay, Inc. and Worldpay Holding, LLC under which Fifth Third Bank agreed to exercise its right to exchange 19.79 million of its Class B Units in Worldpay Holding, LLC for 19.79 million shares of Worldpay, Inc.’s Class A Common Stock and Worldpay, Inc. agreed to repurchase the newly issued shares of Class A Common Stock upon issue directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Class A Common Stock on the New York Stock Exchange on August 4, 2017. As a result of these transactions, the Bancorp recognized a gain of approximately $1.0 billion in other noninterest income in the Consolidated Statements of Income during the third quarter of 2017.

On January 16, 2018, Worldpay, Inc. completed its previously announced acquisition of Worldpay Group plc. with the resulting combined company named Worldpay, Inc. As a result of this transaction, the Bancorp recognized a gain of $414 million in other noninterest income in the Consolidated Statements of Income during the first quarter of 2018 associated with the dilution in its ownership interest in Worldpay Holding, LLC from approximately 8.6% to approximately 4.9%.

On June 27, 2018, the Bancorp completed the sale of 5 million shares of Class A common stock of Worldpay, Inc. The Bancorp had previously received these Class A shares in exchange for Class B Units of Worldpay Holding, LLC. The Bancorp recognized a gain of $205 million in other noninterest income in the Consolidated Statements of Income related to the sale.

162  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the transactions that impacted the Bancorp’s ownership interest in Worldpay Holding, LLC after the initial IPO:

($ in millions)	Gain on Transactions	Remaining Ownership Percentage(a)

Q4 2012	$157	33.1%
Q2 2013	242	27.7
Q3 2013	85	25.1
Q2 2014	125	22.8
Q4 2015	331	18.3
Q3 2017	1,037	8.6
Q1 2018	414	4.9
Q2 2018	205	3.3

(a)	The Bancorp’s remaining investment in Worldpay Holding, LLC of $420 as of December 31, 2018 was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements.

As of December 31, 2018, the Bancorp continued to hold approximately 10.3 million Class B Units of Worldpay Holding, LLC which may be exchanged for Class A Common Stock of Worldpay, Inc., on a one-for-one basis or at Worldpay, Inc.’s option for cash which represented approximately 3.3% ownership of Worldpay Holding, LLC as of December 31, 2018. In addition, the Bancorp holds approximately 10.3 million Class B Common Shares of Worldpay, Inc. which give the Bancorp voting rights, but no economic interest in Worldpay, Inc. These securities are subject to certain terms and restrictions.

The Bancorp recognized $1 million, $47 million and $66 million, respectively, in other noninterest income as part of its equity method investment in Worldpay Holding, LLC for the years ended December 31, 2018, 2017 and 2016 and received cash distributions totaling $3 million, $19 million and $9 million during the years ended December 31, 2018, 2017 and 2016, respectively. Given the nature of Worldpay Holding, LLC’s structure as a limited liability company and contractual arrangements with Worldpay Holding, LLC, the Bancorp’s remaining investment in Worldpay Holding, LLC continues to be accounted for under the equity method of accounting as of December 31, 2018.

During the fourth quarter of 2015, the Bancorp entered into an agreement with Worldpay, Inc. under which a portion of its TRA with Worldpay, Inc. was terminated and settled in full for a cash payment of approximately $49 million from Worldpay, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling to a then estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale did not impact the TRA payment recognized during the fourth quarter of 2015.

During the third quarter of 2016, the Bancorp entered into an agreement with Worldpay, Inc. under which a portion of its TRA with Worldpay, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Worldpay, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling to a then estimated $331 million. The Bancorp recognized a gain of $116 million in other noninterest income in the Consolidated Statements of Income from this settlement. Additionally, the agreement provides that Worldpay, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling to a then estimated $394 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2016, the Bancorp recognized a gain of $164 million in other noninterest income in the Consolidated Statements of Income associated with these options. The Bancorp received $63 million and $108 million in settlement for the call options and put options exercised during 2017 and 2018, respectively. As of December 31, 2018, there are no remaining call options or put options. This agreement did not impact the TRA payment recognized in the fourth quarter of 2017.

In addition to the impact of the TRA terminations discussed above, the Bancorp recognized $20 million, $44 million and $33 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2018, 2017 and 2016, respectively.

163  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the estimated cash flows to be received as of December 31, 2018 associated with the TRA for the years ending December 31, 2019 and thereafter:

($ in millions)	Estimated Cash Flows to be Received not Subject to Put/Call Option(a)(b)

2019	20
2020	29
2021	32
2022	33
2023	33
2024	34
2025	35
2026	36
Thereafter	357

Total	$609

(a)

The 2019 cash flow of $20 has been agreed upon with Worldpay, Inc., for settlement in January 2019 and was recognized as a gain in other noninterest income during the fourth quarter of 2018. The remaining estimated cash flows in this column (which include TRA benefits associated with the net exercise of the warrant in 2016, the subsequent exchange of Worldpay Holding, LLC units in the third quarter of 2017 and the subsequent exchange of Worldpay Holding, LLC units in the second quarter of 2018) will be recognized in future periods when the related uncertainties are resolved.

(b)	The estimated cash flows assume that Worldpay, Inc. has sufficient taxable income to utilize the tax deductions associated with the TRA.

The Bancorp and Worldpay Holding, LLC have various agreements in place covering services relating to the operations of Worldpay Holding, LLC. The services provided by the Bancorp to Worldpay Holding, LLC were initially required to support Worldpay Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Worldpay Holding, Inc. as a standalone entity are no longer necessary and are now limited to certain general business resources. Worldpay Holding, LLC paid the Bancorp $1 million for these services for each of the years ended December 31, 2018, 2017 and 2016. Other services provided to Worldpay Holding, LLC by the Bancorp, have continued beyond the deconversion period, include interchange clearing, settlement and sponsorship. Worldpay Holding, LLC paid the Bancorp $75 million, $68 million and $58 million for these services for the years ended December 31, 2018, 2017 and 2016, respectively. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Worldpay Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Worldpay Holding, LLC totaled $74 million, $72 million and $76 million for the years ended December 31, 2018, 2017 and 2016, respectively. These fees are primarily reported as a component of card and processing expense in the Consolidated Statements of Income.

As part of the initial sale, Worldpay Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding carrying value of loans to Worldpay Holding, LLC was $187 million and $203 million at December 31, 2018 and 2017, respectively. Additionally, as of December 31, 2018 and 2017, the Bancorp had derivative assets of an immaterial amount and $2 million, respectively, related to interest rate contracts entered into with Worldpay Holding, LLC which are included in other assets on the Consolidated Balance Sheets.

Interest income relating to the loans was $7 million, $5 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Worldpay Holding, LLC’s unused line of credit was $74 million and $4 million as of December 31, 2018 and 2017, respectively.

SLK Global Solutions Private Limited

As of December 31, 2018, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global Solutions Private Limited, and accounts for this investment under the equity method of accounting. The Bancorp recognized $2 million and $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global Solutions Private Limited for the years ended December 31, 2018 and 2017, respectively. The Bancorp did not receive cash distributions during both the years ended December 31, 2018 and 2017. The Bancorp’s investment in SLK Global Solutions Private Limited was $23 million and $22 million at December 31, 2018 and 2017, respectively. The Bancorp paid SLK Global Solutions Private Limited $21 million, $21 million and $20 million for their process and software services during the years ended December 31, 2018, 2017 and 2016, respectively, which are included other noninterest expense in the Consolidated Statements of Income.

CDC Investments

The Bancorp’s subsidiary, CDC, has equity investments in entities in which the Bancorp had $83 million of loans outstanding at both December 31, 2018 and 2017, and unfunded commitment balances of $80 million at both December 31, 2018 and 2017. The Bancorp held $77 million and $26 million of deposits for these entities at December 31, 2018 and 2017, respectively. For further information on CDC investments, refer to Note 10.

164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2018	2017	2016

Current income tax expense (benefit):
U.S. Federal income taxes	$463	986	751
State and local income taxes	71	68	55
Foreign income taxes	8	(3)	-

Total current income tax expense	542	1,051	806

Deferred income tax expense (benefit):
U.S. Federal income taxes	24	(254)	(126)
State and local income taxes	4	2	(14)
Foreign income taxes	2	-	(1)

Total deferred income tax expense (benefit)	30	(252)	(141)

Applicable income tax expense	$572	799	665

Current U.S. Federal income taxes above include proportional amortization for qualifying LIHTC investments of $154 million, $223 million and $153 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2018	2017	2016

Statutory tax rate	21.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.1	1.5	1.2
Tax-exempt income	(0.8)	(1.1)	(2.5)
LIHTC investment and other tax benefits	(6.8)	(6.9)	(9.4)
LIHTC investment proportional amortization	5.6	7.4	6.9
Other tax credits	(0.1)	(0.4)	(0.8)
U.S. tax legislation impact on deferred taxes	-	(8.5)	-
Other, net	(0.3)	(0.2)	(0.3)

Effective tax rate	20.7%	26.8	30.1

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the TCJA. The TCJA made broad and complex changes to the U.S. tax code including, but not limited to, reducing the federal statutory corporate tax rate from 35 percent to 21 percent beginning after December 31, 2017. U.S. GAAP requires the Bancorp to recognize the tax effects of changes in tax laws and rates on its deferred taxes in the period in which the law was enacted. As a result, for the year ended December 31, 2017, the Bancorp remeasured its deferred tax assets and liabilities and recognized an income tax benefit of approximately $253 million, as adjusted.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2018	2017	2016

Unrecognized tax benefits at January 1	$34	24	13
Gross increases for tax positions taken during prior period	20	17	9
Gross decreases for tax positions taken during prior period	(1)	(1)	-
Gross increases for tax positions taken during current period	8	3	2
Settlements with taxing authorities	(5)	(7)	-
Lapse of applicable statute of limitations	(1)	(2)	-

Unrecognized tax benefits at December 31(a)	$55	34	24

(a)	With the exception of $5 in 2018, all amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2018, 2017 and 2016 primarily relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

165  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$232	251
Deferred compensation	79	77
Other comprehensive income	42	-
Reserve for unfunded commitments	28	34
Reserves	28	29
State net operating loss carryforwards	7	9
Other	112	103
Total deferred tax assets	$528	503
Deferred tax liabilities:
Lease financing	$599	616
Investments in joint ventures and partnership interests	131	85
MSRs and related economic hedges	107	111
State deferred taxes	73	68
Bank premises and equipment	60	42
Other comprehensive income	-	21
Other	102	137
Total deferred tax liabilities	$1,072	1,080
Total net deferred tax liability	$(544)	(577)

At December 31, 2018 and 2017, the Bancorp recorded deferred tax assets of $7 million and $9 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $25 million and $27 million at December 31, 2018 and 2017, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2037.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2018 or 2017. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2018 and 2017 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS has concluded its examination of the Bancorp’s 2014 federal income tax return and is currently examining the Bancorp’s 2015 and 2016 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2015-2018. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2018, 2017 and 2016, the Bancorp recognized $1 million, $2 million and $1 million, respectively, of interest expense in connection with income taxes. At both December 31, 2018 and 2017, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $3 million. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2018 and 2017 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

166  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of non-qualified defined benefit plans which are frozen and funded on an as-needed basis. A majority of these plans were obtained in acquisitions from prior years and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded and underfunded status of the Plan as an asset and liability, respectively, in the Consolidated Balance Sheets.

The overfunded and underfunded amounts recognized in other assets and accrued taxes, interest and expense, respectively, on the Consolidated Balance Sheets were as follows as of December 31:

($ in millions)	2018	2017
Prepaid benefit cost	$1	-
Accrued benefit liability	(18)	(24)
Net underfunded status	$(17)	(24)

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans with an overfunded status(a)

($ in millions)	2018	2017
Fair value of plan assets at January 1	$185	-
Actual return on assets	(6)	-
Settlement	(9)	-
Benefits paid	(6)	-
Fair value of plan assets at December 31	$164	-
Projected benefit obligation at January 1	$188	-
Interest cost	6	-
Settlement	(9)	-
Actuarial gain	(16)	-
Benefits paid	(6)	-
Projected benefit obligation at December 31	$163	-
Overfunded projected benefit obligation at December 31	$1	-
Accumulated benefit obligation at December 31(b)	$163	-
(a)	The Bancorp’s qualified defined benefit plan had an overfunded status at December 31, 2018. The Plan was underfunded at December 31, 2017 and is reflected in the underfunded status table.
(b)

Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at December 31, 2018.

Plans with an underfunded status

($ in millions)	2018	2017
Fair value of plan assets at January 1	$-	172
Actual return on assets	-	28
Contributions	3	6
Settlement	-	(11)
Benefits paid	(3)	(10)
Fair value of plan assets at December 31	$-	185
Projected benefit obligation at January 1	$21	206
Interest cost	1	8
Settlement	-	(11)
Actuarial (gain) loss	(1)	16
Benefits paid	(3)	(10)
Projected benefit obligation at December 31	$18	209
Underfunded projected benefit obligation at December 31	$(18)	(24)
Accumulated benefit obligation at December 31(a)	$18	209
(a)

Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2018 and 2017.

The estimated net actuarial loss for the Plan that will be amortized from AOCI into net periodic benefit cost during 2019 is $6 million. The estimated net prior service cost for the Plan that will be amortized from AOCI into net periodic benefit cost during 2019 is immaterial to the Consolidated Financial Statements.

167  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2018	2017	2016
Components of net periodic benefit cost:
Interest cost	$7	8	9
Expected return on assets	(11)	(10)	(11)
Amortization of net actuarial loss	6	7	11
Settlement	3	4	7
Net periodic benefit cost	$5	9	16
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(1)	(1)	2
Amortization of net actuarial loss	(6)	(7)	(11)
Settlement	(3)	(4)	(7)
Total recognized in other comprehensive income	(10)	(12)	(16)
Total recognized in net periodic benefit cost and other comprehensive income	$(5)	(3)	-

Fair Value Measurements of Plan Assets

The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2018 ($ in millions)	Level 1(d)	Level 2(d)	Level 3	Total Fair Value
Cash equivalents	$25	-	-	25
Mutual and exchange-traded funds	46	-	-	46
Debt securities:
U.S. Treasury and federal agencies securities	43	3	-	46
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities(b)	-	18	-	18
Total debt securities	$43	22	-	65
Total Plan assets, excluding collective funds	$114	22	-	136
Collective funds (NAV)				28 (c)
Total Plan assets				$164
(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes corporate bonds.
(c)

Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of Plan assets presented elsewhere within this footnote.

(d)	During the year ended December 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.

	Fair Value Measurements Using(a)
2017 ($ in millions)	Level 1(d)	Level 2(d)	Level 3	Total Fair Value
Cash equivalents	$7	-	-	7
Equity securities	27	-	-	27
Mutual and exchange-traded funds	92	-	-	92
Debt securities:
U.S. Treasury and federal agencies securities	9	3	-	12
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities(b)	-	17	-	17
Total debt securities	$9	21	-	30
Total Plan assets, excluding collective funds	$135	21	-	156
Collective funds (NAV)				29 (c)
Total Plan assets				$185
(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes corporate bonds.
(c)

Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of Plan assets presented elsewhere within this footnote.

(d)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash equivalents

Cash equivalents are comprised of money market mutual funds that invest in short-term money market instruments that are issued and payable in U.S. dollars. The Plan measures its cash equivalent funds that are exchange-traded using the fund’s quoted price, which is in an active market. Therefore, these investments are classified within Level 1 of the valuation hierarchy.

168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity securities

The Plan measures its common stock using the stock’s quoted price which is available in an active market. Therefore, these investments are classified within Level 1 of the valuation hierarchy.

Mutual and exchange-traded funds

The Plan measures its mutual and exchange-traded funds, which are registered with the Securities and Exchange Commission, using the funds’ quoted prices which are available in an active market. Therefore, these investments are classified within Level 1 of the valuation hierarchy. The mutual and exchange-traded funds held by the Plan are open-ended funds and are required to publicly publish their NAV on a daily basis. The funds are also required to transact and use the daily NAV as a basis for transactions. Therefore, the NAV reflects the fair value of the Plan’s investment.

Debt securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

Collective funds

Investments in collective funds are valued based upon the investee’s NAV or its equivalent as a practical expedient. NAV is determined by the fund’s management by dividing the fund’s net assets at fair value by the number of units outstanding at the valuation date. Investments valued using NAV as a practical expedient are not classified within the fair value hierarchy.

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2018	2017	2016

For measuring benefit obligations at year end:(a)
Discount rate	4.10%	3.47	3.97
Expected return on plan assets	6.00	6.00	7.00
For measuring net periodic benefit cost:(a)
Discount rate	3.47	3.97	4.16
Expected return on plan assets	6.00	6.00	7.00

(a)

Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2018 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $2 million to the Plan in 2019. Estimated pension benefit payments are $17 million for 2019 and $16 million for each of the years 2020 through 2023. The total estimated payments for the years 2024 through 2028 is $70 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities, fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-backed securities, asset-backed securities and corporate bonds), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range(b)	2018	2017

Equity securities		67%	76
Bancorp common stock		-	1

Total equity securities(a)	0-55%	67	77
Fixed-income securities	50-100	23	16
Alternative strategies	0-5	3	3
Cash	0-100	7	4

Total		100%	100

(a)	Includes mutual and exchange-traded funds.
(b)	These reflect the targeted ranges for the year ended December 31, 2018.

The Bancorp’s investment policy was revised during the third quarter of 2018. The asset allocations as of December 31, 2018 were in line with the revised investment policy. Plan Management’s objective is to maintain the fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2018 and 2017.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

169  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fifth Third Bank, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. As of December 31, 2018 and 2017, $164 million and $185 million, respectively, of Plan assets were managed by Fifth Third Bank. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee. As of December 31, 2018 and 2017, there was no Bancorp common stock in Plan assets. Plan assets are not expected to be returned to the Bancorp during 2019.

Other Information on Retirement and Benefit Plans

The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. The Bancorp amended and restated the qualified defined contribution savings plan in its entirety, effective as of January 1, 2015. Beginning with the 2015 plan year, the Bancorp provides a higher company 401(k) match contribution. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $83 million, $79 million and $75 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Bancorp did not make profit sharing contributions during the years ended December 31, 2018, 2017 and 2016. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $4 million for both of the years ended December, 31 2018 and 2017 and $3 million for the year ended December 31, 2016.

170  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI

2018 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance(a)	Net Activity	Ending Balance

Unrealized holding losses on available-for-sale debt securities arising during the year	$(483)	112	(371)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	11	(2)	9

Net unrealized losses on available-for-sale debt securities	(472)	110	(362)	135	(362)	(227)

Unrealized holding gains on cash flow hedge derivatives arising during the year	214	(45)	169
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	2	-	2

Net unrealized gains on cash flow hedge derivatives	216	(45)	171	(11)	171	160

Net actuarial gain arising during the year	1	-	1
Reclassification of amounts to net periodic benefit costs	9	(2)	7

Defined benefit pension plans, net	10	(2)	8	(53)	8	(45)

Total	$(246)	63	(183)	71	(183)	(112)

(a) The Bancorp’s AOCI balance was adjusted as of January 1, 2018 to reflect the adoption of new accounting standards. Refer to Note 1 for additional information.

	Total OCI			Total AOCI

2017 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale securities arising during the year	$14	7	21
Reclassification adjustment for net losses on available-for-sale securities included in net income	3	1	4

Net unrealized gains on available-for-sale securities	17	8	25	101	25	126

Unrealized holding losses on cash flow hedge derivatives arising during the year	(11)	4	(7)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(19)	7	(12)

Net unrealized losses on cash flow hedge derivatives	(30)	11	(19)	10	(19)	(9)

Net actuarial gain arising during the year	1	-	1
Reclassification of amounts to net periodic benefit costs	11	(4)	7

Defined benefit pension plans, net	12	(4)	8	(52)	8	(44)

Total	$(1)	15	14	59	14	73

	Total OCI			Total AOCI

2016 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding losses on available-for-sale securities arising during the year	$(196)	66	(130)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(11)	4	(7)

Net unrealized gains on available-for-sale securities	(207)	70	(137)	238	(137)	101

Unrealized holding gains on cash flow hedge derivatives arising during the year	30	(11)	19
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(48)	17	(31)

Net unrealized gains on cash flow hedge derivatives	(18)	6	(12)	22	(12)	10

Net actuarial loss arising during the year	(2)	1	(1)
Reclassification of amounts to net periodic benefit costs	18	(6)	12

Defined benefit pension plans, net	16	(5)	11	(63)	11	(52)

Total	$(209)	71	(138)	197	(138)	59

171  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2018	2017	2016

Net unrealized (losses) gains on available-for-sale debt securities:(b)
Net (losses) gains included in net income	Securities (losses) gains, net	$(11)	(3)	11

	Income before income taxes	(11)	(3)	11
	Applicable income tax expense	2	(1)	(4)

	Net income	(9)	(4)	7

Net unrealized (losses) gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	(2)	19	48

	Income before income taxes	(2)	19	48
	Applicable income tax expense	-	(7)	(17)

	Net income	(2)	12	31

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(6)	(7)	(11)
Settlements	Employee benefits expense(a)	(3)	(4)	(7)

	Income before income taxes	(9)	(11)	(18)
	Applicable income tax expense	2	4	6

	Net income	(7)	(7)	(12)

Total reclassifications for the period	Net income	$(18)	1	26

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

172  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. COMMON, PREFERRED AND TREASURY STOCK

The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock

($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares

December 31, 2015	$2,051	923,892,581	$1,331	54,000	$(2,764)	138,812,267
Shares acquired for treasury	-	-	-	-	(668)	34,633,221
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(4)	42,357
Other	-	-	-	-	3	(74,563)

December 31, 2016	$2,051	923,892,581	$1,331	54,000	$(3,433)	173,413,282

Shares acquired for treasury	-	-	-	-	(1,588)	58,493,506
Impact of stock transactions under stock compensation plans, net	-	-	-	-	16	(1,693,503)
Other	-	-	-	-	3	(125,597)

December 31, 2017	$2,051	923,892,581	$1,331	54,000	$(5,002)	230,087,688

Shares acquired for treasury	-	-	-	-	(1,494)	49,967,134
Impact of stock transactions under stock compensation plans, net	-	-	-	-	23	(2,698,451)
Other	-	-	-	-	2	(94,647)

December 31, 2018	$2,051	923,892,581	$1,331	54,000	$(6,471)	277,261,724

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

Treasury Stock

On February 27, 2018, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from March of 2016.

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

On June 28, 2018, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2018 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $1.651 billion of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Worldpay, Inc. common stock or from the termination and settlement of any portion of the TRA with Worldpay, Inc., if executed, for the period beginning July 1, 2018 and ending June 30, 2019.

On May 21, 2018, the Bancorp announced the planned acquisition of MB Financial, Inc. As a result of this transaction, the FRB required the Bancorp to resubmit its CCAR plan recognizing the pro forma impact of the combined Fifth Third/MB Financial, Inc. post-merger entity. On October 5, 2018, Fifth Third resubmitted its capital plan to the FRB. On December 27, 2018, the FRB indicated to the Bancorp that it did not object to the resubmitted capital plan.

173  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The resubmitted capital plan called for no change to the originally submitted total capital actions over the 2018 CCAR approval horizon (the third quarter of 2018 through the second quarter of 2019). However, the share repurchase authority increased from $1.651 billion to $1.81 billion as a result of after-tax gains related to the sale of Worldpay, Inc. common stock.

The Bancorp entered into a number of accelerated share repurchase transactions during the years ended December 31, 2018 and 2017. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2018 and 2017:

		Shares Repurchased on	Shares Received from	Total Shares
Repurchase Date	Amount ($ in millions)	Repurchase Date	Forward Contract Settlement	Repurchased	Settlement Date

December 20, 2016	155	4,843,750	1,044,362	5,888,112	February 6, 2017
May 1, 2017	342	11,641,971	2,248,250	13,890,221	July 31, 2017
August 17, 2017	990	31,540,480	4,291,170	35,831,650	December 18, 2017
December 19, 2017	273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018	235	6,402,244	1,172,122	7,574,366	June 15, 2018

Open Market Share Repurchase Transactions

Between July 20, 2018 and August 2, 2018, the Bancorp repurchased 16,945,020 shares, or approximately $500 million, of its outstanding common stock through open market repurchase transactions, which settled between July 24, 2018 and August 6, 2018.

Between October 24, 2018 and November 9, 2018, the Bancorp repurchased 14,916,332 shares, or approximately $400 million, of its outstanding common stock through open market repurchase transactions, which settled between October 26, 2018 and November 14, 2018.

23. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership.

The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans approved by shareholders as of December 31, 2018:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise		Weighted-Average Exercise Price Per Share	Shares Available for Future Issuance

Equity compensation plans				13,290 (a)
SARs	(b	)	-	(a)
RSAs	868		-	(a)
RSUs	8,020		-	(a)
PSAs	(c	)	-	(a)
Employee stock purchase plan				5,181 (d)

Total shares	8,888			18,471

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

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2017 Incentive Compensation Plan was approved by shareholders on April 18, 2017 and authorized the issuance of up to 6 million shares, in addition to the 11.5 million unused shares from the 2014 Incentive Compensation Plan, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs and PSAs) and shares remaining for future grants under the 2017 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 8%. SARs, RSAs, RSUs and PSAs outstanding represent 6% of the Bancorp’s issued shares at December 31, 2018.

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

174  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSAs have three year cliff vesting terms with market conditions and/or performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs, RSAs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2018.

Stock-based compensation expense was $127 million, $118 million and $111 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in salaries, wages and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $27 million, $41 million and $39 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2018	2017	2016

Expected life (in years)	7	6	6
Expected volatility	35%	37	37
Expected dividend yield	1.9	2.1	3.1
Risk-free interest rate	2.6	2.1	1.5

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $11.33, $8.55 and $5.16 per share for the years ended December 31, 2018, 2017 and 2016, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2018, 2017 and 2016 was $26 million, $29 million and $32 million, respectively.

At December 31, 2018, there was $17 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2018 of 1.7 years.

	2018		2017		2016

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share

Outstanding at January 1	31,929	$17.22	40,041	$18.30	44,129	$19.14
Granted	272	33.15	3,672	26.52	6,379	17.68
Exercised	(5,058)	16.96	(6,953)	16.00	(6,291)	14.47
Forfeited or expired	(947)	20.93	(4,831)	35.08	(4,176)	32.02

Outstanding at December 31	26,196	$17.30	31,929	$17.22	40,041	$18.30

Exercisable at December 31	20,132	$15.90	21,403	$15.30	26,898	$18.28

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2018:

	Outstanding SARs			Exercisable SARs

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)

Under $10.00	1,426	$3.96	0.3	1,441	$3.96	0.3
$10.01-$20.00	19,145	16.10	4.7	15,631	15.67	4.1
$20.01-$30.00	5,353	24.33	6.8	3,060	22.69	5.9
$30.01-$40.00	272	33.15	9.1	-	-	-

All SARs	26,196	$17.30	4.9	20,132	$15.90	4.1

Restricted Stock Awards

The total grant-date fair value of RSAs that were released during the years ended December 31, 2018, 2017 and 2016 was $27 million, $39 million and $55 million, respectively. At December 31, 2018, there was $4 million of stock-based compensation expense related to outstanding RSAs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2018 of 0.5 years.

175  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018		2017		2016

RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Outstanding at January 1	2,321	$19.72	4,638	$19.44	8,281	$18.88
Granted	-	-	7	21.14	3	20.65
Released	(1,347)	20.09	(2,063)	19.10	(3,090)	17.92
Forfeited	(106)	19.40	(261)	19.75	(556)	19.20

Outstanding at December 31	868	$19.18	2,321	$19.72	4,638	$19.44

The following table summarizes outstanding RSAs by grant-date fair value at December 31, 2018:

	Outstanding RSAs

RSAs (in thousands)	Shares	Weighted-Average Remaining Contractual Life (in years)

$15.01-$20.00	775	0.5
Over $20.00	93	0.5

All RSAs	868	0.5

Restricted Stock Units

The total grant-date fair value of RSUs that were released during the years ended December 31, 2018, 2017 and 2016 was $42 million, $21 million and $2 million, respectively. At December 31, 2018,

there was $115 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2018 of 2.4 years.

	2018		2017		2016

RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit

Outstanding at January 1	6,986	$22.25	5,086	$17.84	371	$19.56
Granted	3,674	32.84	3,652	26.71	5,029	17.75
Released	(1,977)	21.15	(1,194)	17.64	(79)	19.76
Forfeited	(663)	26.45	(558)	21.02	(235)	17.89

Outstanding at December 31	8,020	$27.04	6,986	$22.25	5,086	$17.84

The following table summarizes outstanding RSUs by grant-date fair value at December 31, 2018:

	Outstanding RSUs

RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)

$10.01-$15.00	201	0.1
$15.01-$20.00	1,799	0.7
$20.01-$25.00	191	0.5
$25.01-$30.00	2,489	1.2
$30.01-$35.00	3,340	1.6

All RSUs	8,020	1.2

Stock Options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2018, 2017 and 2016.

The total intrinsic value of stock options exercised was immaterial for the years ended December 31, 2018, 2017 and 2016. Cash received from stock options exercised was immaterial for both the years ended December 31, 2018 and 2017 and $1 million for the year ended December 31, 2016. The tax benefit realized from exercised stock options was immaterial to the Bancorp’s Consolidated Financial Statements during the years ended December 31, 2018, 2017 and 2016. All stock options were vested as of December 31, 2008, therefore, no stock options vested during the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was zero.

176  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018		2017		2016

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding at January 1	2	$16.50	25	$19.17	119	$14.97
Exercised	(1)	8.59	(18)	14.05	(94)	13.86
Forfeited or expired	(1)	24.41	(5)	40.98	-	-

Outstanding at December 31	-	$-	2	$16.50	25	$19.17

Exercisable at December 31	-	$-	2	$16.50	25	$19.17

Other Stock-Based Compensation

PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during the years ended December 31, 2018, 2017 and 2016 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2018, 2017 and 2016, 279,568, 407,069 and 583,608 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of

$33.15, $26.52 and $14.87 per unit during the years ended December 31, 2018, 2017 and 2016, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2018, 2017 and 2016, there were 471,818, 475,466 and 684,885 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million, $1 million and $1 million in each of the respective years.

177  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2018	2017	2016

Other noninterest income:
Gain related to Vantiv, Inc.‘s acquisition of Worldpay Group plc.	$414	-	-
Gain on sale of Worldpay, Inc. shares	205	1,037	-
Operating lease income	84	96	102
Private equity investment income	63	36	11
BOLI income	56	52	53
Cardholder fees	56	54	46
Consumer loan and lease fees	23	23	23
Banking center income	21	20	20
Income from the TRA associated with Worldpay, Inc.	20	44	313
Insurance income	20	8	11
Net gains (losses) on loan sales	2	(2)	10
Equity method income from interest in Worldpay Holding, LLC	1	47	66
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(59)	(80)	(56)
Net losses on disposition and impairment of bank premises and equipment	(43)	-	(13)
Valuation adjustments on the warrant associated with Worldpay Holding, LLC	-	-	64
Gain on sales of certain retail branches	-	-	19
Gain on sale and exercise of the warrant associated with Worldpay Holding, LLC	-	-	9
Other, net	24	22	10

Total other noninterest income	$887	1,357	688

Other noninterest expense:
Marketing	$147	114	104
FDIC insurance and other taxes	119	127	126
Loan and lease	112	102	110
Operating lease	76	87	86
Professional service fees	67	83	61
Losses and adjustments	61	59	73
Data processing	57	58	51
Travel	52	46	45
Postal and courier	35	42	46
Recruitment and education	32	35	37
Donations	21	28	23
Supplies	13	14	14
Insurance	13	12	15
(Gain) loss on partnership investments	(4)	14	25
(Benefit from) provision for the reserve for unfunded commitments	(30)	-	23
Other, net	219	186	187

Total other noninterest expense	$990	1,007	1,026

178  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2018			2017			2016

($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings Per Share:
Net income available to common shareholders	2,118			2,105			1,472
Less: Income allocated to participating securities	23			23			15

Net income allocated to common shareholders	$2,095	673	3.11	2,082	728	2.86	1,457	757	1.92

Earnings Per Diluted Share:
Net income available to common shareholders	$2,118			2,105			1,472
Effect of dilutive securities:
Stock-based awards	-	12		-	13		-	7

Net income available to common shareholders plus assumed conversions	2,118			2,105			1,472
Less: Income allocated to participating securities	23			23			15

Net income allocated to common shareholders plus assumed conversions	$2,095	685	3.06	2,082	741	2.81	1,457	764	1.91

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2018, 2017 and 2016 excludes 3 million, 4 million and 19 million, respectively, of SARs. The diluted earnings per share computation for the years ended December 31, 2017 and 2016 excludes an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

179  Fifth Third Bancorp

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using

December 31, 2018 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$97	-	-	97
Obligations of states and political subdivisions securities	-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,247	-	16,247
Agency commercial mortgage-backed securities	-	10,650	-	10,650
Non-agency commercial mortgage-backed securities	-	3,267	-	3,267
Asset-backed securities and other debt securities	-	2,015	-	2,015

Available-for-sale debt and other securities(a)	97	32,181	-	32,278
Trading debt securities:
U.S. Treasury and federal agencies securities	-	16	-	16
Obligations of states and political subdivisions securities	-	35	-	35
Agency residential mortgage-backed securities	-	68	-	68
Asset-backed securities and other debt securities	-	168	-	168

Trading debt securities	-	287	-	287
Equity securities	452	-	-	452
Residential mortgage loans held for sale	-	537	-	537
Residential mortgage loans(b)	-	-	179	179
Commercial loans held for sale	-	7	-	7
MSRs	-	-	938	938
Derivative assets:
Interest rate contracts	-	648	7	655
Foreign exchange contracts	-	152	-	152
Commodity contracts	93	214	-	307

Derivative assets(d)	93	1,014	7	1,114

Total assets	$642	34,026	1,124	35,792

Liabilities:
Derivative liabilities:
Interest rate contracts	$8	313	8	329
Foreign exchange contracts	-	142	-	142
Equity contracts	-	-	125	125
Commodity contracts	19	259	-	278

Derivative liabilities(e)	27	714	133	874
Short positions(e)	110	28	-	138

Total liabilities	$137	742	133	1,012

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $184, $366 and $2, respectively, at December 31, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.

180  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using

December 31, 2017 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$98	-	-	98
Obligations of states and political subdivisions securities	-	44	-	44
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,319	-	15,319
Agency commercial mortgage-backed securities	-	10,167	-	10,167
Non-agency commercial mortgage-backed securities	-	3,293	-	3,293
Asset-backed securities and other debt securities	-	2,218	-	2,218

Available-for-sale debt and other securities(a)	98	31,041	-	31,139
Trading debt securities:
U.S. Treasury and federal agencies securities	1	11	-	12
Obligations of states and political subdivisions securities	-	22	-	22
Residential mortgage-backed securities	-	395	-	395
Asset-backed securities and other debt securities	-	63	-	63

Trading debt securities	1	491	-	492
Equity securities	438	1	-	439
Residential mortgage loans held for sale	-	399	-	399
Residential mortgage loans(b)	-	-	137	137
MSRs	-	-	858	858
Derivative assets:
Interest rate contracts	1	505	8	514
Foreign exchange contracts	-	124	-	124
Equity contracts	-	20	-	20
Commodity contracts	39	126	-	165

Derivative assets(d)	40	775	8	823

Total assets	$577	32,707	1,003	34,287

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	172	5	178
Foreign exchange contracts	-	120	-	120
Equity contracts	-	-	137	137
Commodity contracts	38	129	-	167

Derivative liabilities(e)	39	421	142	602
Short positions(e)	25	6	-	31

Total liabilities	$64	427	142	633

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $362 and $2, respectively, at December 31, 2017.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2017, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale debt and other securities, trading debt securities and equity securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and equity securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities may include federal agencies securities, obligations of states and political subdivisions securities, residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

181  Fifth Third Bancorp

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain ovr-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2018 and 2017, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at December 31, 2018 was $7 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $3 million and $6 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $4 million and $9 million, respectively. The decrease in fair value of IRLCs due to both immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and the increase in fair value due to both immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

182  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the year ended December 31, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value

Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(3)	(83)	72	(59)	(73)
Purchases/originations	-	163	(5)	-	158
Settlements	(19)	-	(71)	71	(19)
Transfers into Level 3(b)	64	-	-	-	64

Balance, end of period	$179	938	(1)	(125)	991

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2018(c)	$(3)	(4)	9	(59)	(57)

(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of December 31, 2018.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the year ended December 31, 2017 ($ in millions)	Loans	MSRs(d)	Net(a)	Derivatives	Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	1	(122)	94	(80)	(107)
Purchases/originations	-	236	(2)	-	234
Settlements	(23)	-	(97)	34	(86)
Transfers into Level 3(b)	16	-	-	-	16

Balance, end of period	$137	858	3	(137)	861

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2017(c)	$1	(122)	10	(80)	(191)

(a)	Net interest rate derivatives include derivative assets and liabilities of $8 and $5, respectively, as of December 31, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)

Effective January 1, 2017, the Bancorp has elected the fair value measurement method for all existing classes of its residential mortgage servicing rights. The servicing rights were measured at fair value at December 31, 2017 and were measured under the amortization method at December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential	Interest Rate	Equity
	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2016 ($ in millions)	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$167	12	201	380
Total gains (losses) (realized/unrealized):
Included in earnings	(2)	115	17	130
Purchases/originations	-	(3)	-	(3)
Sales and exercise of warrant	-	-	(334)	(334)
Settlements	(40)	(116)	25	(131)
Transfers into Level 3(b)	18	-	-	18

Balance, end of period	$143	8	(91)	60

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2016(c)	$(2)	13	(56)	(45)

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

183  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 as follows:

($ in millions)	2018	2017	2016

Mortgage banking net revenue	$(16)	(29)	112
Corporate banking revenue	2	2	1
Other noninterest income	(59)	(80)	17

Total (losses) gains	$(73)	(107)	130

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2018, 2017 and 2016 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2018	2017	2016

Mortgage banking net revenue	$-	(113)	10
Corporate banking revenue	2	2	1
Other noninterest income	(59)	(80)	(56)

Total losses	$(57)	(191)	(45)

The following tables present information as of December 31, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2018 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 179	Loss rate model	Interest rate risk factor	(13.2) - 9.4%	0.5%
			Credit risk factor	0 - 39.9%	0.7%

MSRs	938	DCF	Prepayment speed	0.5 - 100.0%	(Fixed) 10.2% (Adjustable) 23.0%
			OAS spread (bps)	441 - 1,513	(Fixed) 534 (Adjustable) 863

IRLCs, net	7	DCF	Loan closing rates	9.5 - 96.7%	86.0%

Swap associated with the sale of Visa, Inc. Class B Shares	(125)	DCF	Timing of the resolution of the Covered Litigation	1/31/2021 - 11/30/2023	11/11/2021

As of December 31, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 137	Loss rate model	Interest rate risk factor	(10.6) - 14.5%	3.1%
			Credit risk factor	0 - 52.1%	1.4%

MSRs	858	DCF	Prepayment speed	0 - 98.1%	(Fixed) 11.4% (Adjustable) 24.6%
			OAS spread (bps)	450 - 1,515	(Fixed) 549 (Adjustable) 785

IRLCs, net	8	DCF	Loan closing rates	12.5 - 97.7%	71.8%

Swap associated with the sale of Visa, Inc. Class B Shares	(137)	DCF	Timing of the resolution of the Covered Litigation	12/31/2020 - 12/31/2023	8/15/2021

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

184  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2018 and 2017 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2018 and 2017, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2018

Commercial loans held for sale	$-	-	16	16	(3)
Commercial and industrial loans	-	-	93	93	(41)
Commercial mortgage loans	-	-	2	2	7
Commercial leases	-	-	14	14	(11)
OREO	-	-	20	20	(7)
Bank premises and equipment	-	-	32	32	(45)
Operating lease equipment	-	-	-	-	(2)
Private equity investments	-	67	3	70	43
Other assets	-	-	2	2	(8)

Total	$-	67	182	249	(67)

	Fair Value Measurements Using				Total Losses
As of December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2017

Commercial loans held for sale	$-	-	1	1	(33)
Commercial and industrial loans	-	-	327	327	(99)
Commercial mortgage loans	-	-	19	19	(12)
Commercial leases	-	-	4	4	(6)
OREO	-	-	27	27	(10)
Bank premises and equipment	-	-	24	24	(6)
Operating lease equipment	-	-	60	60	(42)
Private equity investments	-	-	8	8	(1)
Affordable housing investments	-	-	1,078	1,078	(57)

Total	$-	-	1,548	1,548	(266)

The following tables present information as of December 31, 2018 and 2017 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2018 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$16	Appraised value	Appraised value Costs to sell	NM NM	NM 10.0%

Commercial and industrial loans	93	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	2	Appraised value	Collateral value	NM	NM

Commercial leases	14	Appraised value	Collateral value	NM	NM

OREO	20	Appraised value	Appraised value	NM	NM

Bank premises and equipment	32	Appraised value	Appraised value	NM	NM

Operating lease equipment	-	Appraised value	Appraised value	NM	NM

Private equity investments	-	Liquidity discount applied to fund’s NAV	Liquidity discount	0 - 43.0%	12.9%
	3	Comparable company analysis	Market comparable transactions	NM	NM

Other assets	2	Appraised value	Appraised value	NM	NM

185  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$1	Appraised value	Appraised value Costs to sell	NM NM	NM 10.0%

Commercial and industrial loans	327	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	19	Appraised value	Collateral value	NM	NM

Commercial leases	4	Appraised value	Collateral value	NM	NM

OREO	27	Appraised value	Appraised value	NM	NM

Bank premises and equipment	24	Appraised value	Appraised value	NM	NM

Operating lease equipment	60	Appraised value	Appraised value	NM	NM

Private equity investments	8	Liquidity discount applied to fund’s NAV	Liquidity discount	2.5 - 15.0%	5.8%

Affordable housing investments	1,078	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the years ended December 31, 2018 and 2017, the Bancorp transferred $1 million and $85 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value. These loans had fair value adjustments during the years ended December 31, 2018 and 2017 totaling an immaterial amount and $31 million, respectively, and were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, during the years ended December 31, 2018 and 2017 there were fair value adjustments on existing loans held for sale of $3 million and an immaterial amount, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains and $2 million in losses on the sale of certain commercial loans held for sale during the years ended December 31, 2018 and 2017, respectively.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised values which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business, reviews the third-party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department reviews all loan appraisal values, carry values and vintages.

Commercial loans and leases held for investment

During the years ended December 31, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During the years ended December 31, 2018 and 2017, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For both the years ended December 31, 2018 and 2017, these losses include $4 million recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $3 million and $6 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department is solely responsible for managing the appraisal process and evaluating the appraisals for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Enterprise Workplace Services, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment refer to Note 7.

186  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease equipment and other assets

During the years ended December 31, 2018 and 2017, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment, including returned equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

As a result of adopting ASU 2016-01, effective January 1, 2018, the Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $64 million resulting from observable price changes during the year ended December 31, 2018. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2018 includes a cumulative $48 million of positive adjustments as a result of observable price changes. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a discounted cash flow method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $12 million during the year ended December 31, 2018. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2018 includes a cumulative $12 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp recognized $10 million and $1 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2018 and 2017, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported NAV of the fund or through a discounted cash flow analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported NAVs or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Payments, Strategy and Digital Solutions, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

Affordable housing investments

During the fourth quarter of 2017, the Bancorp recognized $57 million, as adjusted, of impairment on certain affordable housing investments primarily due to the change in the federal statutory corporate tax rate pursuant to the TCJA. This impairment charge was recorded in applicable income tax expense in the Consolidated Statements of Income and reflects the impact of the change in accounting policy for qualifying LIHTC investments. Refer to Note 1 for further information.

187  Fifth Third Bancorp

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

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2018 and 2017 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $20 million and $14 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at December 31, 2018 for which the fair value option was elected included gains of an immaterial amount. The Bancorp did not hold any commercial loans held for sale at December 31, 2017.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at December 31, 2018 and 2017, respectively. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at December 31, 2018. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2018
Residential mortgage loans measured at fair value	$716	696	20
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-
Commercial loans measured at fair value	7	7	-

December 31, 2017
Residential mortgage loans measured at fair value	$536	522	14
Past due loans of 90 days or more	5	5	-
Nonaccrual loans	1	1	-

188  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,681	2,681	-	-	2,681
Other short-term investments	1,825	1,825	-	-	1,825
Other securities	552	-	552	-	552
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	63	-	-	63	63
Portfolio loans and leases:
Commercial and industrial loans	43,825	-	-	44,668	44,668
Commercial mortgage loans	6,894	-	-	6,851	6,851
Commercial construction loans	4,625	-	-	4,688	4,688
Commercial leases	3,582	-	-	3,180	3,180
Residential mortgage loans	15,244	-	-	15,688	15,688
Home equity	6,366	-	-	6,719	6,719
Automobile loans	8,934	-	-	8,717	8,717
Credit card	2,314	-	-	2,759	2,759
Other consumer loans	2,309	-	-	2,428	2,428
Unallocated ALLL	(110)	-	-	-	-

Total portfolio loans and leases, net	$93,983	-	-	95,698	95,698

Financial liabilities:
Deposits	$108,835	-	108,782	-	108,782
Federal funds purchased	1,925	1,925	-	-	1,925
Other short-term borrowings	573	-	573	-	573
Long-term debt	14,426	14,287	445	-	14,732

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2017 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,514	2,514	-	-	2,514
Other short-term investments	2,753	2,753	-	-	2,753
Other securities	612	-	612	-	612
Held-to-maturity securities	24	-	-	24	24
Loans and leases held for sale	93	-	-	93	93
Portfolio loans and leases:
Commercial and industrial loans	40,519	-	-	41,718	41,718
Commercial mortgage loans	6,539	-	-	6,490	6,490
Commercial construction loans	4,530	-	-	4,560	4,560
Commercial leases	4,054	-	-	3,705	3,705
Residential mortgage loans	15,365	-	-	15,996	15,996
Home equity	6,968	-	-	7,410	7,410
Automobile loans	9,074	-	-	8,832	8,832
Credit card	2,182	-	-	2,616	2,616
Other consumer loans	1,526	-	-	1,621	1,621
Unallocated ALLL	(120)	-	-	-	-

Total portfolio loans and leases, net	$90,637	-	-	92,948	92,948

Financial liabilities:
Deposits	$103,162	-	103,123	-	103,123
Federal funds purchased	174	174	-	-	174
Other short-term borrowings	4,012	-	4,012	-	4,012
Long-term debt	14,904	15,045	529	-	15,574

189  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. REGULATORY CAPITAL REQUIREMENTS AND CAPITAL RATIOS

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. The regulatory capital requirements were revised by the Basel III Final Rule which was effective for the Bancorp on January 1, 2015, subject to phase-

in periods for certain of its components and other provisions. It established quantitative measures defining minimum regulatory capital requirements as well as the measure of “well-capitalized” status. Additionally, the Board of Governors of the Federal Reserve System issued similar guidelines for minimum regulatory capital requirements and “well-capitalized” measurements for banking subsidiaries.

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

The Bancorp and its banking subsidiary, Fifth Third Bank, had CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at both December 31, 2018 and 2017. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios. In addition, the Bancorp exceeded the “capital conservation buffer” ratio for all periods presented.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2018		2017(a)
($ in millions)	Amount	Ratio	Amount	Ratio

CET1 capital:
Fifth Third Bancorp	$12,534	10.24%	$12,517	10.61%
Fifth Third Bank	14,435	11.93	14,008	12.06
Tier I risk-based capital:
Fifth Third Bancorp	13,864	11.32	13,848	11.74
Fifth Third Bank	14,435	11.93	14,008	12.06
Total risk-based capital:
Fifth Third Bancorp	17,723	14.48	17,887	15.16
Fifth Third Bank	16,427	13.57	16,126	13.88
Tier I leverage:(b)
Fifth Third Bancorp	13,864	9.72	13,848	10.01
Fifth Third Bank	14,435	10.27	14,008	10.32

(a)	The regulatory capital data and ratios have not been restated as a result of the Bancorp’s change in accounting for qualifying LIHTC investments. For additional information refer to Note 1.
(b)

Quarterly average assets are a component of the Tier I leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

190  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)

For the years ended December 31 ($ in millions)	2018	2017	2016

Income
Dividends from subsidiaries:
Consolidated nonbank subsidiaries(a)	$1,890	2,343	1,886
Interest on loans to subsidiaries	24	21	18

Total income	1,914	2,364	1,904

Expenses
Interest	211	176	171
Other	34	42	18

Total expenses	245	218	189

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,669	2,146	1,715
Applicable income tax benefit	50	68	63

Income Before Change in Undistributed Earnings of Subsidiaries	1,719	2,214	1,778
Equity in undistributed earnings	474	(34)	(231)

Net Income Attributable to Bancorp	$2,193	2,180	1,547

Other Comprehensive Income	-	-	-

Comprehensive Income Attributable to Bancorp	$2,193	2,180	1,547

(a)

The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $1.9 billion, $2.3 billion and $1.9 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

Condensed Balance Sheets (Parent Company Only)

As of December 31 ($ in millions)	2018	2017

Assets
Cash	$120	80
Short-term investments	3,642	3,493
Loans to subsidiaries:
Nonbank subsidiaries	571	843

Total loans to subsidiaries	571	843

Investment in subsidiaries:
Nonbank subsidiaries	17,921	17,530

Total investment in subsidiaries	17,921	17,530

Goodwill	80	80
Other assets	268	329

Total Assets	$22,602	22,355

Liabilities
Other short-term borrowings	$253	315
Accrued expenses and other liabilities	424	472
Long-term debt (external)	5,675	5,348

Total Liabilities	$6,352	6,135

Equity
Common stock	$2,051	2,051
Preferred stock	1,331	1,331
Capital surplus	2,873	2,790
Retained earnings	16,578	14,957
Accumulated other comprehensive (loss) income	(112)	73
Treasury stock	(6,471)	(5,002)
Noncontrolling interests	-	20

Total Equity	16,250	16,220

Total Liabilities and Equity	$22,602	22,355

191  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31 ($ in millions)	2018	2017	2016

Operating Activities
Net income	$2,193	2,180	1,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3	2	-
Equity in undistributed earnings	(474)	34	231
Net change in:
Other assets	61	37	14
Accrued expenses and other liabilities	(116)	(15)	(35)

Net Cash Provided by Operating Activities	1,667	2,238	1,757

Investing Activities
Net change in:
Short-term investments	(149)	(419)	654
Loans to subsidiaries	272	126	13

Net Cash Provided by (Used in) Investing Activities	123	(293)	667

Financing Activities
Net change in other short-term borrowings	(62)	(29)	(60)
Dividends paid on common stock	(467)	(430)	(402)
Dividends paid on preferred stock	(98)	(75)	(52)
Proceeds from issuance of long-term debt	895	697	-
Repayment of long-term debt	(500)	(500)	(1,250)
Repurchase of treasury stock and related forward contract	(1,453)	(1,605)	(661)
Other, net	(65)	(53)	3

Net Cash Used in Financing Activities	(1,750)	(1,995)	(2,422)

Increase (Decrease) in Cash	40	(50)	2
Cash at Beginning of Period	80	130	128

Cash at End of Period	$120	80	130

192  Fifth Third Bancorp

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

The Bancorp manages interest rate risk centrally at the corporate level. By employing an FTP methodology, the business segments are insulated from most benchmark interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP methodology assigns charge and credit rates to classes of assets and liabilities, respectively, based on the estimated amount and timing of the cash flows for each transaction. Assigning the FTP rate based on matching the duration of cash flows allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from future changes in benchmark interest rates. The Bancorp’s FTP methodology also allocates the contribution to net interest income of the asset-generating and deposit-providing businesses on a duration-adjusted basis to better attribute the driver of the performance. As the asset and liability durations are not perfectly matched, the residual impact of the FTP methodology is captured in General Corporate and Other. The charge and credit rates are determined using the FTP rate curve, which is based on an estimate of Fifth Third’s marginal borrowing cost in the wholesale funding markets. The FTP curve is constructed using the U.S. swap curve, brokered CD pricing and unsecured debt pricing.

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

The results of operations and financial position for the years ended December 31, 2017 and 2016 were adjusted to reflect changes in internal expense allocation methodologies as well as a change in accounting policy for qualifying LIHTC investments.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,121 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

193  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the results of operations and assets by business segment for the years ended December 31:

2018 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,713	2,034	237	182	(26)	-	4,140
Provision for (benefit from) loan and lease losses	(26)	171	42	12	38	-	237

Net interest income after provision for loan and lease losses	1,739	1,863	195	170	(64)	-	3,903
Noninterest income:
Service charges on deposits	273	275	-	1	-	-	549
Wealth and asset management revenue	3	150	-	429	-	(138)(a)	444
Corporate banking revenue	432	5	-	2	(1)	-	438
Card and processing revenue	58	266	-	5	-	-	329
Mortgage banking net revenue	-	5	206	1	-	-	212
Other noninterest income(b)	151	53	14	18	651	-	887
Securities losses, net	-	-	-	-	(54)	-	(54)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(15)	-	-	-	(15)

Total noninterest income	917	754	205	456	596	(138)	2,790
Noninterest expense:
Salaries, wages and incentives	300	438	156	173	716	-	1,783
Employee benefits	44	98	36	29	125	-	332
Net occupancy expense	26	175	10	12	69	-	292
Technology and communications	7	5	5	1	267	-	285
Card and processing expense	4	121	-	-	(2)	-	123
Equipment expense	23	50	-	1	49	-	123
Other noninterest expense	859	841	195	288	(1,055)	(138)	990

Total noninterest expense	1,263	1,728	402	504	169	(138)	3,928

Income (loss) before income taxes	1,393	889	(2)	122	363	-	2,765
Applicable income tax expense (benefit)	254	187	(1)	25	107	-	572

Net income (loss)	1,139	702	(1)	97	256	-	2,193

Total goodwill	$630	1,655	-	193	-	-	2,478

Total assets	$61,630	61,040	22,044	10,337	(8,982)(c)	-	146,069

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $45 for branches and land. For more information refer to Note 7 and Note 26.
(c)	Includes bank premises and equipment of $42 classified as held for sale. For more information refer to Note 7.

194  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,652	1,782	240	154	(30)	-	3,798
Provision for loan and lease losses	38	153	40	6	24	-	261

Net interest income after provision for loan and lease losses	1,614	1,629	200	148	(54)	-	3,537
Noninterest income:
Service charges on deposits	287	265	-	1	1	-	554
Wealth and asset management revenue	3	141	-	407	-	(132)(a)	419
Corporate banking revenue	348 (c)	5	-	1	(1)	-	353
Card and processing revenue	57	251	-	5	-	-	313
Mortgage banking net revenue	-	6	217	1	-	-	224
Other noninterest income(b)	143	88	18	4	1,104	-	1,357
Securities gains, net	-	-	-	-	2	-	2
Securities gains, net - non-qualifying hedges on MSRs	-	-	2	-	-	-	2

Total noninterest income	838	756	237	419	1,106	(132)	3,224
Noninterest expense:
Salaries, wages and incentives	252	425	152	154	650	-	1,633
Employee benefits	42	101	37	27	149	-	356
Net occupancy expense	26	176	10	11	72	-	295
Technology and communications	9	4	2	-	230	-	245
Card and processing expense	3	127	-	-	(1)	-	129
Equipment expense	18	52	-	-	47	-	117
Other noninterest expense	884	796	210	276	(1,027)	(132)	1,007

Total noninterest expense	1,234	1,681	411	468	120	(132)	3,782

Income before income taxes	1,218	704	26	99	932	-	2,979
Applicable income tax expense	391	249	9	34	116	-	799

Net income	827	455	17	65	816	-	2,180

Total goodwill	$613	1,655	-	177	-	-	2,445

Total assets	$58,456	57,931	22,218	9,494	(6,018)(d)	-	142,081

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $7 for branches and land. For more information refer to Note 7 and Note 26.
(c)	Includes impairment charges of $52 for operating lease equipment. For more information refer to Note 26.
(d)	Includes bank premises and equipment of $27 classified as held for sale. For more information refer to Note 7.

195  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,814	1,669	248	168	(284)	-	3,615
Provision for loan and lease losses	76	138	44	1	84	-	343

Net interest income after provision for loan and lease losses	1,738	1,531	204	167	(368)	-	3,272
Noninterest income:
Service charges on deposits	292	265	-	2	(1)	-	558
Wealth and asset management revenue	4	140	-	391	-	(131)(a)	404
Corporate banking revenue	430 (c)	5	-	-	(3)	-	432
Card and processing revenue	62	253	-	4	-	-	319
Mortgage banking net revenue	-	7	277	1	-	-	285
Other noninterest income(b)	119	85	26	1	457	-	688
Securities gains, net	-	-	-	-	10	-	10

Total noninterest income	907	755	303	399	463	(131)	2,696
Noninterest expense:
Salaries, wages and incentives	254	419	158	142	639	-	1,612
Employee benefits	42	101	37	26	133	-	339
Net occupancy expense	26	178	10	10	75	-	299
Technology and communications	13	3	1	-	217	-	234
Card and processing expense	4	128	-	-	-	-	132
Equipment expense	16	56	-	-	46	-	118
Other noninterest expense	873	798	224	254	(992)	(131)	1,026

Total noninterest expense	1,228	1,683	430	432	118	(131)	3,760

Income (loss) before income taxes	1,417	603	77	134	(23)	-	2,208
Applicable income tax expense (benefit)	403	213	27	48	(26)	-	665

Net income	1,014	390	50	86	3	-	1,543

Total goodwill	$613	1,655	-	148	-	-	2,416

Total assets	$57,995	55,979	22,041	9,494	(3,429)(d)	-	142,080

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $32 for branches and land. For more information refer to Note 7.
(c)	Includes impairment charges of $20 for operating lease equipment.
(d)	Includes bank premises and equipment of $39 classified as held for sale.

196  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. PENDING ACQUISITION

On May 21, 2018, Fifth Third Bancorp and MB Financial, Inc. jointly announced the signing of a definitive merger agreement under which, on the terms and conditions set forth therein, MB Financial, Inc. (“MB Financial”) will merge with a subsidiary of Fifth Third Bancorp in a transaction valued at approximately $4.7 billion based on the closing price of Fifth Third Bancorp’s common shares on May 18, 2018. MB Financial is headquartered in Chicago, Illinois with reported assets of approximately $20 billion as of September 30, 2018 and is the holding company of MB Financial Bank, N.A. In conjunction with the closing of the transaction, two members of MB Financial’s Board of Directors are expected to join the Fifth Third Bancorp Board.

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

31. SUBSEQUENT EVENTS

On January 25, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes, with a maturity of five years, due on January 25, 2024. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

On February 1, 2019, the Bank issued and sold, under its bank notes program, $300 million of senior floating-rate notes, with a maturity of three years, due on February 1, 2022. Interest on the floating-rate notes is 3-month LIBOR plus 64 bps. These notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

197  Fifth Third Bancorp

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2018. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2018. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2018. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2018. This report appears on page 199 of the annual report.

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

/s/ Greg D. Carmichael	/s/ Tayfun Tuzun
Greg D. Carmichael	Tayfun Tuzun
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 1, 2019	March 1, 2019

198  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2018, of the Bancorp and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Bancorp’s election to retrospectively change its accounting for qualifying Low-Income Housing Tax Credit investments from the equity method to the proportional amortization method.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

March 1, 2019

199  Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS COMPENSATION,” “CEO PAY RATIO,” “HUMAN CAPITAL AND COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS,” “BOARD OF DIRECTORS COMPENSATION,” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 23 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages

Public Accounting Firm	105, 199

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	106-110

Notes to Consolidated Financial Statements	111-197

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K:

2.1

Master Investment Agreement (excluding exhibits and schedules) dated as of March 27, 2009 and amended as of June 30, 2009, among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., FTPS Holding, LLC and Fifth Third Processing Solutions, LLC. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2009.

2.2

Agreement and Plan of Merger by and among Fifth Third Bancorp, Fifth Third Financial Corporation and MB Financial, Inc. dated as of May 20, 2018. Incorporated by reference to Exhibit 2.1 to the Registrants Current Report on Form 8-K filed with the SEC on May 22, 2018.

3.1

Amended Articles of Incorporation of Fifth Third Bancorp, as Amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2

Code of Regulations of Fifth Third Bancorp, as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

4.1

Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 26, 1997.

4.2

Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2003.

4.3

Global Security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2003.

4.4

First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

200  Fifth Third Bancorp

4.5

First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third Bancorp and the Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007.

4.6

Global Security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008. (1).

4.7

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2008.

4.8

First Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2011.

4.9

Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2012.

4.10

Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 7, 2012.

4.11

Deposit Agreement dated as of May 16, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC, as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.

4.12

Form of Certificate Representing the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.

4.13

Form of Depositary Receipt for the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.

4.14

Global Security dated as of November 20, 2013 representing Fifth Third Bancorp’s $500,000,000 4.30% Subordinated Notes due 2024. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2013. (2)

4.15

Deposit Agreement dated December 9, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.

4.16

Form of Certificate Representing the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.

4.17

Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.

4.18

Deposit Agreement dated June 5, 2014, among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

4.19

Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

4.20

Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.

4.21

Third Supplemental Indenture dated as of February 28, 2014 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

4.22

Global Security dated as of February 28, 2014, representing Fifth Third Bancorp’s $500,000,000 in principal amount of its 2.30% Senior Notes due 2019. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

4.23

Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.

4.24

Global Security dated as of July 27, 2015, representing Fifth Third Bancorp’s $1,100,000,000 in principal amount of its 2.875% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.

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

4.28	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.29

Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

4.30	Form of Floating Rate Senior Notes due 2021. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

201  Fifth Third Bancorp

4.31

Amendment dated as of August 31, 2018 to Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.

4.32

Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

4.33	Form of 3.650% Senior Notes due 2024. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
4.34

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.2

First Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.3

Second Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*

10.4

Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.5

First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.6

Second Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

10.7

Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.8	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.9

First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.10

Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.11

Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*

10.12

Fourth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.13

Fifth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*

10.14	Sixth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015.*
10.15

The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.16

First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*

10.17

Second Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.18

Third Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.19	Fourth Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated.*
10.20	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated February 19, 2004.*
10.21	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.22	First Amendment to the Fifth Third Bancorp 2008 Incentive Compensation Plan.*
10.23	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.24	First Amendment to the Fifth Third Bancorp 2011 Incentive Compensation Plan.*
10.25	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.26	First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan.*
10.27	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.28	First Amendment to the Fifth Third Bancorp 2017 Incentive Compensation Plan.*
10.29

Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.30

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.31

Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.32

Second Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.33

Third Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*

10.34

Fourth Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*

10.35	Fifth Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013.*

202  Fifth Third Bancorp

10.36	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Annex 5 to the Registrant’s Proxy Statement dated February 9, 2001.*
10.37	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2005. *
10.38

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. *

10.39

Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.40	First Amendment to the Fifth Third Bancorp Executive Change in Control Severance Plan.*
10.41

Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to Exhibit C to the Registrant’s Schedule 13D filed with the SEC on April 2, 2012.

10.42

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2009.

10.43

Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit E to the Registrant’s Schedule 13D filed with the SEC on April 2, 2012.

10.44

Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to Exhibit B to the Registrant’s Schedule 13D filed with the SEC on April 2, 2012.

10.45

Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit D to the Registrant’s Schedule 13D filed with the SEC on April 2, 2012.

10.46	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.47	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.48	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.49	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.50	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.51	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.52	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.53	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.54

Master Confirmation for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.**

10.55

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated October 20, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.56

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015.**

10.57

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.**

10.58	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2015**
10.59

Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.60	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.*
10.61	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.62

2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.63	2017 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.64

2017 Restricted Stock Unit Grant Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.65	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.66

Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.67

Supplemental Confirmation dated February 8, 2018, to Master Confirmation, dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.**

10.68

Supplemental Confirmation dated May 23, 2018, to Master Confirmation, dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.**

203  Fifth Third Bancorp

10.69

2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.70	2018 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.71	2018 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.72	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.73	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.74	2018 Long-Term Incentive Compensation Program Overview February 2019 Grants.*
10.75	2019 Performance Share Award Agreement.*
10.76	2019 Restricted Stock Unit Agreement (for Executive Officers).*
10.77	2019 Stock Appreciation Right Award Agreement (for Executive Officers).*
14

Fifth Third Bancorp Code of Business Conduct and Ethics, as amended and restated. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2018.

18	Preferability Letter of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2019.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1

Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the U.S. Department of Justice regarding indirect auto loans. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

99.2

Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding indirect auto loans. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

99.3

Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding credit card add-on products. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

99.4

Settlement Agreement entered into on September 30, 2015, between the United States Department of Housing and Urban Development and Fifth Third Bancorp and its subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2015.

99.5

Stipulation and Order of Settlement and Dismissal entered into on September 30, 2015, by and among plaintiff the United States of America and on behalf of the United States Department of Housing and Urban Development and the Federal Housing Administration and Fifth Third Bancorp and its subsidiaries (excluding exhibits). Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2015.

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

ITEM 16. FORM 10–K SUMMARY

None.

204  Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer
March 1, 2019

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman

Marsha C. Williams
Lead Independent Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Jerry W. Burris
Jerry W. Burris

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

205  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Interest-Earning Assets

Year	Loans and Leases	Federal Funds Sold(a)	Interest-Bearing Deposits in Banks(a)	Investment Securities	Total	Cash and Due from Banks	Other Assets(c)	Total Average Assets(c)

2018	$93,876	1	1,475	33,553	128,905	2,200	12,203	142,183
2017	92,731	1	1,389	32,172	126,293	2,224	13,236	140,527
2016	94,320	1	1,865	30,099	126,285	2,303	14,870	142,173
2015	93,339	1	3,257	26,987	123,584	2,608	15,100	139,999
2014	91,127	-	3,043	21,823	115,993	2,892	14,443	131,847
2013	89,093	1	2,416	16,444	107,954	2,482	15,025	123,704
2012	84,822	2	1,493	15,319	101,636	2,355	15,643	117,562
2011	80,214	1	2,030	15,437	97,682	2,352	15,259	112,590
2010	79,232	11	3,317	16,371	98,931	2,245	14,758	112,351
2009	83,391	12	1,023	17,100	101,526	2,329	14,179	114,769

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Deposits

Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office and Other	Total	Short-Term Borrowings(b)	Total

2018	$32,634	29,818	13,330	21,769	4,106	2,426	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	3,771	2,564	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	4,010	2,735	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense(c)	Net Income Available to Common Shareholders (c)	Earnings (c)	Diluted Earnings (c)	Dividends Declared

2018	$ 5,183	1,043	2,790	3,928	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,760	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,647	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,592	1,384	1.65	1.63	0.51
2013	3,973	412	3,227	3,961	1,799	2.05	2.02	0.47
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

		Bancorp Shareholders’ Equity

Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings (c)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total (c)	Book Value Per Share (c)	Allowance for Loan and Lease Losses

2018	646,630,857	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Includes federal funds purchased and other short-term investments.
(c)

  Effective in the fourth quarter of 2018, Fifth Third retrospectively applied a change in its accounting policy for qualifying LIHTC investments in accordance with ASU 2014-01 for the years ended December 31, 2018 through 2014. Refer to Note 1 for additional information.

206  Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

Greg D. Carmichael

Chairman, President &

Chief Executive Officer

Fifth Third Bancorp

Marsha C. Williams, Lead Director

Retired Chief Financial Officer

Orbitz Worldwide, Inc.

Nicholas K. Akins

Chairman, President &

Chief Executive Officer

American Electric Power Company

B. Evan Bayh III

Partner

Cozen O’ Connor

Jorge L. Benitez

Retired Chief Executive Officer

North America of Accenture plc

Katherine B. Blackburn

Executive Vice President

Cincinnati Bengals, Inc.

Emerson L. Brumback

Retired President & Chief Operating Officer

M&T Bank

Jerry W. Burris

President and Chief Executive Officer

Midwest Can Company

Gary R. Heminger

Chief Executive Officer & Chairman

Marathon Petroleum Corporation

Jewell D. Hoover

Retired Senior Official

Comptroller of the Currency

Eileen A. Mallesch

Retired Chief Financial Officer

Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Michael B. McCallister

Retired Chairman & Chief Executive Officer

Humana Inc.

FIFTH THIRD BANCORP OFFICERS

Greg D. Carmichael

Chairman, President &

Chief Executive Officer

Lars C. Anderson

Executive Vice President &

Chief Operating Officer

Frank R. Forrest

Executive Vice President &

Chief Risk Officer

Mark D. Hazel

Senior Vice President &

Controller

James C. Leonard

Executive Vice President &

Treasurer

Philip R. McHugh

Executive Vice President &

Head of Regional Banking, Wealth and Asset Management, and Business Banking

Jude A. Schramm

Executive Vice President &

Chief Information Officer

Robert P. Shaffer

Executive Vice President &

Chief Human Resources Officer

Timothy N. Spence

Executive Vice President &

Head of Consumer Bank, Payments,

and Strategies

Teresa J. Tanner

Executive Vice President &

Chief Administrative Officer

Tayfun Tuzun

Executive Vice President &

Chief Financial Officer

Susan B. Zaunbrecher

Executive Vice President,

Chief Legal Officer &

Corporate Secretary

REGIONAL PRESIDENTS

Steven Alonso

(Group Regional President)

Michael Ash

Kevin Hipskind

David A. Call

Michael McKay

Timothy Elsbrock

David Girodat

Lee Fite

Joseph DiRocco

Randy Koporc

Robert W. LaClair

Francie Henry

Eric Smith

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee

Emerson L. Brumback, Chair

Jerry W. Burris

Jewell D. Hoover

Jorge L. Benitez

Eileen A. Mallesch

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

Katherine B. Blackburn

207  Fifth Third Bancorp