Form 10-Q
period 2019-03-31
FIFTH THIRD BANCORP
filed 2019-05-10
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, Without Par Value	FITB	The NASDAQ Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	FITBI	The NASDAQ Stock Market LLC

There were 734,386,147 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2019.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) replacement of LIBOR; (24) weakness in the national or local economies; (25) global political and economic uncertainty or negative actions; (26) changes in interest rates; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations and enforcement proceedings by governmental authorities; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) changing retail distribution strategies, customer preferences and behavior; (34) risks relating to the merger with MB Financial, Inc. and Fifth Third’s ability to realize anticipated benefits of the merger; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events or other natural disasters; and (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

PCI: Purchased Credit Impaired

RCC: Risk Compliance Committee

ROU: Right-of-Use

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

VA: United States Department of Veteran Affairs

VIE: Variable Interest Entity

VRDN: Variable Rate Demand Note

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries. The Bancorp’s banking subsidiaries are referred to as Fifth Third Bank and MB Financial Bank, N.A.

TABLE 1: Selected Financial Data
	For the three months ended March 31,		% Change
($ in millions, except for per share data)	2019	2018
Income Statement Data
Net interest income (U.S. GAAP)	$1,082	996	9
Net interest income (FTE)(a)(b)	1,086	999	9
Noninterest income	1,101	909	21
Total revenue(a)	2,187	1,908	15
Provision for credit losses(c)	90	13	592
Noninterest expense	1,097	1,010	9
Net income attributable to Bancorp	775	701	11
Net income available to common shareholders	760	686	11
Common Share Data
Earnings per share - basic	$1.14	0.98	16
Earnings per share - diluted	1.12	0.96	17
Cash dividends declared per common share	0.22	0.16	38
Book value per share	24.77	21.44	16
Market value per share	25.22	31.75	(21)
Financial Ratios
Return on average assets	2.11%	2.01	5
Return on average common equity	19.6	18.8	4
Return on average tangible common equity(b)	23.9	22.6	6
Dividend payout	19.3	16.3	18
Average total Bancorp shareholders’ equity as a percent of average assets	11.43	11.41	-
Tangible common equity as a percent of tangible assets(b)(i)	8.21	9.03	(9)
Net interest margin(a)(b)	3.28	3.18	3
Net interest rate spread (a)(b)	2.87	2.88	-
Efficiency(a)(b)	50.2	52.9	(5)
Credit Quality
Net losses charged-off	$77	81	(5)
Net losses charged-off as a percent of average portfolio loans and leases	0.32%	0.36	(11)
ALLL as a percent of portfolio loans and leases	1.02	1.24	(18)
Allowance for credit losses as a percent of portfolio loans and leases(d)	1.14	1.40	(19)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.45	0.55	(18)
Average Balances
Loans and leases, including held for sale	$98,362	92,869	6
Securities and other short-term investments	36,101	34,677	4
Total Assets	148,968	141,450	5
Transaction deposits(e)	100,647	97,018	4
Core deposits(f)	105,507	100,874	5
Wholesale funding(g)	22,187	20,558	8
Bancorp shareholders’ equity	17,025	16,146	5
Regulatory Capital and Liquidity Ratios
CET1 capital(h)	9.60%	10.82	(11)
Tier I risk-based capital(h)	10.67	11.95	(11)
Total risk-based capital(h)	13.68	15.25	(10)
Tier I leverage	10.32	10.11	2
Modified LCR	113	113	-
(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2019 and 2018 was $4 and $3, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The provision for credit losses is the sum of the provision for loan and lease losses and the provision for (benefit from) the reserve for unfunded commitments.
(d)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(e)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(f)	Includes transaction deposits and other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(h)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.

(i)	Excludes unrealized gains and losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2019, the Bancorp had $167.9 billion in assets and operated 1,207 full-service banking centers and 2,559 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2019, net interest income on an FTE basis and noninterest income each provided 50% of total revenue. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2019. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, wealth and asset management revenue, corporate banking revenue, card and processing revenue, mortgage banking net revenue, net securities gains or losses and other noninterest income. Noninterest expense includes personnel costs, technology and communication costs, net occupancy expense, card and processing expense, equipment expense and other noninterest expense.

Acquisition of MB Financial, Inc.

On March 22, 2019, Fifth Third Bancorp completed its acquisition of MB Financial, Inc. in a stock and cash transaction valued at approximately $3.6 billion. MB Financial, Inc. was headquartered in Chicago, Illinois with reported assets of approximately $20 billion and 86 branches as of December 31, 2018 and is the holding company of MB Financial Bank, N.A. Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s preferred stock with a fair value of $197 million remains outstanding and is recognized as a noncontrolling interest on the Condensed Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controls 95% of the voting equity interests in MB Financial, Inc.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of March 31, 2019 due to the timing of the close of the acquisition. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Worldpay Holding, LLC Transactions

On March 18, 2019, the Bancorp exchanged its remaining 10,252,826 Class B Units of Worldpay Holding, LLC for 10,252,826 shares of Class A common stock of Worldpay, Inc., and subsequently sold those shares. As a result of this transaction, the Bancorp recognized a gain of $562 million in other noninterest income during the first quarter of 2019. As a result of the sale, the Bancorp no longer beneficially owns any of Worldpay, Inc.’s equity securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accelerated Share Repurchase Transaction

During the three months ended March 31, 2019, the Bancorp entered into an accelerated share repurchase transaction. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement will be based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. For more information on the accelerated share repurchase program, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transaction that was entered into during the three months ended March 31, 2019, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transaction
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
March 27, 2019	$913	31,779,280	(a)	(a)	(a)
(a)

This accelerated share repurchase transaction consists of two supplemental confirmations each with a notional amount of $456.5 million. The settlement of the transaction is expected to occur on or before June 28, 2019.

Senior Notes Offerings

On January 25, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes, with a maturity of five years, due on January 25, 2024. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.

On February 1, 2019, Fifth Third Bank issued and sold, under its bank notes program, $300 million of senior floating-rate notes, with a maturity of three years, due on February 1, 2022. Interest on the floating-rate notes is 3-month LIBOR plus 64 bps. These notes will be redeemable by Fifth Third Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.

GS Holdings and GreenSky, Inc. Transactions

In May 2018, GreenSky, Inc. launched an IPO and issued 38 million shares of Class A common stock for a valuation of $23 per share. In connection with this IPO, the Bancorp’s investment in GreenSky, LLC, which was comprised of 252,550 membership units, was converted to 2,525,498 units of the newly formed GreenSky Holdings, LLC (“GS Holdings”), representing a 1.4% interest in GS Holdings. The Bancorp’s units in GS Holdings were exchangeable on a one-to-one basis for Class A common stock or cash.

During the first quarter of 2019, all of the Bancorp’s units in GS Holdings were converted for Class A common stock on a one-to-one basis and the Bancorp sold 85,000 shares for an immaterial gain that was recognized in the Condensed Consolidated Statements of Income. During the second quarter of 2019, the Bancorp sold its remaining shares of Class A common stock for a gain of approximately $1 million that will be recognized in the second quarter of 2019 Condensed Consolidated Statements of Income. As a result of the sale in the second quarter of 2019, the Bancorp no longer beneficially owns any of GreenSky, Inc.’s equity securities.

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2019 was $760 million, or $1.12 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2018 was $686 million, or $0.96 per diluted share, which was net of $15 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.1 billion and $999 million for the three months ended March 31, 2019 and 2018, respectively. Net interest income was positively impacted by increases in yields on average loans and leases of 62 bps for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net interest income also benefited from an increase in average commercial and industrial loans of $4.3 billion for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in March 2018, June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Due to the timing of the close of the MB Financial, Inc. acquisition, amortization and accretion of premiums and discounts on acquired loans and deposits had an immaterial impact on net interest income for the three months ended March 31, 2019. Net interest margin on an FTE basis (non-GAAP) was 3.28% for the three months ended March 31, 2019 compared to 3.18% for the three months ended March 31, 2018.

Noninterest income increased $192 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in other noninterest income and corporate banking revenue. Other noninterest income increased $132 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the gain on sale of WorldPay, Inc. shares and a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018. Corporate banking revenue increased $24 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase from the prior year was primarily driven by increases in institutional sales, lease remarketing fees and business lending fees of $9 million, $9 million and $6 million, respectively. These increases were partially offset by a decrease in foreign exchange fees of $2 million.

Noninterest expense increased $87 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in noninterest expense included the recognition by the Bancorp of $76 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended March 31, 2019. Personnel costs increased $53 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by $35 million of merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $15 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by $11 million of merger-related expenses and increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $18 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the recognition of $30 million of merger-related expenses related to the acquisition of MB Financial, Inc. Those expenses included $20 million in acquisition expenses recorded in other, net, $6 million in professional service fees and $4 million in marketing expense. These increases were partially offset by a decrease in FDIC insurance and other taxes.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for credit losses was $90 million and $13 million for the three months ended March 31, 2019 and 2018, respectively. Net losses charged-off as a percent of average portfolio loans and leases were 0.32% during the first quarter of 2019 compared to 0.36% during the first quarter of 2018. At March 31, 2019, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.45% compared to 0.41% at December 31, 2018. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of March 31, 2019, as calculated under the Basel III standardized approach, the CET1 capital ratio was 9.60%, the Tier I risk-based capital ratio was 10.67%, the Total risk-based capital ratio was 13.68% and the Tier I leverage ratio was 10.32%.

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

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2019	2018
Net interest income (U.S. GAAP)	$1,082	996
Add: FTE adjustment	4	3
Net interest income on an FTE basis (1)	$1,086	999
Net interest income on an FTE basis (annualized) (2)	4,404	4,052

Interest income (U.S. GAAP)	$1,433	1,206
Add: FTE adjustment	4	3
Interest income on an FTE basis	$1,437	1,209
Interest income on an FTE basis (annualized) (3)	5,828	4,903

Interest expense (annualized) (4)	$1,424	852
Noninterest income (5)	1,101	909
Noninterest expense (6)	1,097	1,010
Average interest-earning assets (7)	134,463	127,546
Average interest-bearing liabilities (8)	97,137	87,607

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.28%	3.18
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.87	2.88
Efficiency ratio on an FTE basis (6) / ((1) + (5))	50.2	52.9

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
($ in millions)	March 31, 2019	March 31, 2018
Net income available to common shareholders (U.S. GAAP)	$760	686
Add: Intangible amortization, net of tax	2	1
Tangible net income available to common shareholders	$762	687
Tangible net income available to common shareholders (annualized) (1)	3,090	2,786

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$17,025	16,146
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,682)	(2,455)
Average intangible assets	(58)	(27)
Average tangible common equity (2)	$12,954	12,333

Return on average tangible common equity (1) / (2)	23.9%	22.6

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2019	December 31, 2018
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$19,647	16,250
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(4,321)	(2,478)
Intangible assets	(218)	(40)
AOCI	(409)	112
Tangible common equity, excluding unrealized gains / losses (1)	13,368	12,513
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$14,699	13,844

Total Assets (U.S. GAAP)	$167,853	146,069
Less: Goodwill	(4,321)	(2,478)
Intangible assets	(218)	(40)
AOCI, before tax	(518)	142
Tangible assets, excluding unrealized gains / losses (3)	$162,796	143,693

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.03%	9.63
Tangible common equity as a percentage of tangible assets (1) / (3)	8.21	8.71

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2019.

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

Table 6 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2019 and 2018, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in other assets.

Net interest income on an FTE basis (non-GAAP) was $1.1 billion and $999 million for the three months ended March 31, 2019 and 2018, respectively. Net interest income was positively impacted by increases in yields on average loans and leases of 62 bps for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net interest income also benefited from an increase in average commercial and industrial loans of $4.3 billion for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in March 2018, June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in the rates paid on average interest-bearing core deposits and average long-term debt for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The rates paid on average interest-bearing core deposits and average long-term debt increased 47 bps and 49 bps, respectively, for the three months ended March 31, 2019 compared to the same period in the prior year. Due to the timing of the close of the MB Financial, Inc. acquisition, amortization and accretion of premiums and discounts on acquired loans and deposits had an immaterial impact on net interest income for the three months ended March 31, 2019.

Net interest rate spread on an FTE basis (non-GAAP) was 2.87% during the three months ended March 31, 2019 compared to 2.88% in the same period in 2018. Rates paid on average interest-bearing liabilities increased 49 bps, partially offset by a 48 bps increase in the yields on average interest-earning assets for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Net interest margin on an FTE basis (non-GAAP) was 3.28% for the three months ended March 31, 2019 compared to 3.18% for the three months ended March 31, 2018. The increase from the three months ended March 31, 2018 was driven primarily by the increase in net interest income attributable to increases in average interest-earning assets and the yields on interest-earning assets, partially offset by a decrease in average free funding balances. The decrease in average free funding balances was driven by a decrease in average demand deposits of $3.3 billion for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $206 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 driven by the previously mentioned increase in yields on average loan and leases, as well as increases in the balance of average commercial and industrial loans, average other consumer loans and average commercial mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $22 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of increases in average taxable securities and yields on average taxable securities.

Interest expense on core deposits increased $97 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in the cost of average interest-bearing core deposits to 99 bps for the three months ended March 31, 2019 from 52 bps for the three months ended March 31, 2018. The increase in the cost of average interest-bearing core deposits was primarily due to an increase in the cost of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $44 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in the rates paid on average long-term debt and average other short-term borrowings, partially offset by a decrease in average other short-term borrowings. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three months ended March 31, 2019 and 2018, average wholesale funding represented 23% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2019			March 31, 2018			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$46,070	530	4.67%	$41,799	409	3.96%	$44	77	121
Commercial mortgage loans	7,417	88	4.80	6,588	68	4.20	10	10	20
Commercial construction loans	4,838	66	5.55	4,671	53	4.59	2	11	13
Commercial leases	3,555	27	3.08	3,960	27	2.78	(3)	3	-
Total commercial loans and leases	61,880	711	4.66	57,018	557	3.96	53	101	154
Residential mortgage loans	16,150	147	3.71	16,086	143	3.60	(1)	5	4
Home equity	6,356	84	5.34	6,889	78	4.62	(6)	12	6
Indirect secured consumer loans	9,176	86	3.79	9,064	70	3.12	1	15	16
Credit card	2,396	75	12.63	2,224	68	12.36	5	2	7
Other consumer loans	2,404	44	7.49	1,588	25	6.58	15	4	19
Total consumer loans	36,482	436	4.85	35,851	384	4.35	14	38	52
Total loans and leases	$98,362	1,147	4.73%	$92,869	941	4.11%	$67	139	206
Securities:
Taxable	34,320	281	3.32	33,133	263	3.21	9	9	18
Exempt from income taxes(b)	28	-	4.80	73	-	1.40	-	-	-
Other short-term investments	1,753	9	1.97	1,471	5	1.37	2	2	4
Total interest-earning assets	$134,463	1,437	4.33%	$127,546	1,209	3.85%	$78	150	228
Cash and due from banks	2,217			2,175
Other assets	13,391			12,924
Allowance for loan and lease losses	(1,103)			(1,195)
Total assets	$148,968			$141,450
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$33,697	97	1.18%	$28,403	44	0.63%	$9	44	53
Savings deposits	13,052	5	0.15	13,546	3	0.07	(1)	3	2
Money market deposits	23,133	59	1.03	20,750	27	0.53	4	28	32
Foreign office deposits	208	-	0.60	494	-	0.13	-	-	-
Other time deposits	4,860	22	1.80	3,856	12	1.25	4	6	10
Total interest-bearing core deposits	74,950	183	0.99	67,049	86	0.52	16	81	97
Certificates $100,000 and over	3,358	18	2.13	2,284	8	1.49	6	4	10
Other deposits	726	4	2.43	379	1	1.44	2	1	3
Federal funds purchased	2,019	12	2.43	692	2	1.43	7	3	10
Other short-term borrowings	646	6	3.62	2,423	8	1.34	(9)	7	(2)
Long-term debt	15,438	128	3.35	14,780	105	2.86	4	19	23
Total interest-bearing liabilities	$97,137	351	1.46%	$87,607	210	0.97%	$26	115	141
Demand deposits	30,557			33,825
Other liabilities	4,227			3,852
Total liabilities	$131,921			$125,284
Total equity	$17,047			$16,166
Total liabilities and equity	$148,968			$141,450
Net interest income (FTE)(c)		$1,086			$999		$52	35	87
Net interest margin (FTE)(c)			3.28%			3.18%
Net interest rate spread (FTE)(c)			2.87			2.88
Interest-bearing liabilities to interest-earning assets			72.24			68.69
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $4 and $3 for the three months ended March 31, 2019 and 2018, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Provision for Credit Losses

The Bancorp provides as an expense an amount for probable credit losses within the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for credit losses was $90 million and $13 million for the three months ended March 31, 2019 and 2018, respectively. The increase in provision expense for the three months ended March 31, 2019 compared to the same period in the prior year was primarily due to the impact of lower commercial criticized assets and overall reserve rates during the three months ended March 31, 2018, combined with an increase in total outstanding loan balances as of March 31, 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The ALLL increased $12 million from December 31, 2018 to $1.1 billion at March 31, 2019. At March 31, 2019, the ALLL as a percent of portfolio loans and leases decreased to 1.02%, compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.5 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The reserve for unfunded commitments increased $2 million from December 31, 2018 to $133 million at March 31, 2019. This increase reflects the impact of the MB Financial, Inc. acquisition, which included approximately $1 million in reserves for unfunded commitments at the acquisition date.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for credit losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio, ALLL and reserve for unfunded commitments.

Noninterest Income

Noninterest income increased $192 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended
	March 31,
($ in millions)	2019	2018	% Change
Service charges on deposits	$131	137	(4)
Wealth and asset management revenue	112	113	(1)
Corporate banking revenue	112	88	27
Card and processing revenue	79	79	-
Mortgage banking net revenue	56	56	-
Other noninterest income	592	460	29
Securities gains (losses), net	16	(11)	NM
Securities gains (losses), net - non-qualifying hedges on MSRs	3	(13)	NM
Total noninterest income	$1,101	909	21

Service charges on deposits

Service charges on deposits decreased $6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreases of $5 million in commercial deposit fees and $1 million in consumer deposit fees.

Wealth and asset management revenue

Wealth and asset management revenue decreased $1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease from the prior year included a $2 million decrease in securities and broker income driven by market volatility and a $2 million decrease in institutional fees as a result of restructuring the Bancorp’s investment management business to focus on core client strategies. These decreases were partially offset by a $3 million increase in private client services driven by acquisitions since the quarter ended March 31, 2018. The Bancorp’s trust and registered investment advisory businesses had approximately $394 billion and $363 billion in total assets under care as of March 31, 2019 and 2018, respectively, and managed $44 billion and $37 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2019 and 2018, respectively.

Corporate banking revenue

Corporate banking revenue increased $24 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase from the prior year was primarily driven by increases in institutional sales, lease remarketing fees and business lending fees of $9 million, $9 million and $6 million, respectively. These increases were partially offset by a decrease in foreign exchange fees of $2 million.

Mortgage banking net revenue

Mortgage banking net revenue was flat for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2019	2018
Origination fees and gains on loan sales	$25	24
Net mortgage servicing revenue:
Gross mortgage servicing fees	55	53
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(24)	(21)
Net mortgage servicing revenue	31	32
Total mortgage banking net revenue	$56	56

Origination fees and gains on loan sales increased $1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by an increase in the positive fair value adjustments on portfolio loans held at fair value due to the interest rate environment. Residential mortgage loan originations remained flat at $1.6 billion for both the three months ended March 31, 2019 and 2018.

Net mortgage servicing revenue decreased $1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in net negative valuation adjustments of $3 million, partially offset by an increase in gross mortgage servicing fees of $2 million. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2019	2018
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$60	(49)
Changes in fair value:
Due to changes in inputs or assumptions	(57)	57
Other changes in fair value	(27)	(29)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(24)	(21)

Mortgage rates decreased during the three months ended March 31, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2019. Mortgage rates increased during the three months ended March 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $29 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2018.

Further detail on the valuation of MSRs can be found in Note 14 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $3 million and net losses of $13 million during the three months ended March 31, 2019 and 2018, respectively, recorded in securities gains (losses), net - non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2019 and 2018 were $101.3 billion and $77.2 billion, respectively, with $83.9 billion and $61.0 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2019	2018
Gain on sale of Worldpay, Inc. shares	$562	-
Operating lease income	21	23
Cardholder fees	14	14
BOLI income	14	13
Insurance income	6	6
Consumer loan and lease fees	5	5
Banking center income	5	5
Private equity investment income	4	20
Equity method income (loss) from interest in Worldpay Holding, LLC	2	(1)
Net gains (losses) on loan sales	1	(1)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(31)	(39)
Net losses on disposition and impairment of bank premises and equipment	(20)	(8)
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	-	414
Other, net	9	9
Total other noninterest income	$592	460

Other noninterest income increased $132 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the gain on sale of WorldPay, Inc. shares and a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018. Additionally, the increase in other noninterest income was partially offset by a decrease in private equity investment income and an increase in the losses on disposition and impairment of bank premises and equipment.

The Bancorp recognized a $562 million gain related to the sale of WorldPay, Inc. shares during the three months ended March 31, 2019. The Bancorp recognized a $414 million gain related to Vantiv, Inc’s acquisition of WorldPay Group plc. during the three months ended March 31, 2018. For additional information, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp recognized a $31 million loss on the swap associated with the sale of Visa, Inc. Class B shares during the three months ended March 31, 2019 compared with a $39 million loss during the three months ended March 31, 2018.

Private equity investment income decreased $16 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to the recognition of positive net valuation adjustments on certain private equity investments in the first quarter of 2018. For additional information on the valuation of private equity investments, refer to Note 25 of the Notes to Condensed Consolidated Financial Statements. Net losses on disposition and impairment of bank premises and equipment increased $12 million for the three months ended March 31, 2019 compared to the three months ended 2018. The increase was driven by the impact of impairment charges of $20 million during the three months ended March 31, 2019 compared to $8 million during the three months ended March 31, 2018. For additional information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Noninterest expense increased $87 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense. The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2019	2018	% Change
Salaries, wages and incentives	$479	447	7
Employee benefits	131	110	19
Technology and communications	83	68	22
Net occupancy expense	75	75	-
Card and processing expense	31	29	7
Equipment expense	30	31	(3)
Other noninterest expense	268	250	7
Total noninterest expense	$1,097	1,010	9
Efficiency ratio on an FTE basis(a)	50.2%	52.9
(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized $76 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended March 31, 2019. The following table provides a summary of merger-related expenses recorded in noninterest expense for the three months ended March 31, 2019:

TABLE 12: Merger-Related Expenses
($ in millions)	Merger-Related Expense
Salaries, wages and incentives	$32
Employee benefits	3
Technology and communications	11
Other noninterest expense	30
Total	$76

Personnel costs increased $53 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by $35 million of merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Full-time equivalent employees totaled 20,115 at March 31, 2019 compared to 18,344 at March 31, 2018.

Technology and communications expense increased $15 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by $11 million of merger-related expenses and increased investment in regulatory, compliance and growth initiatives.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2019	2018
Marketing	$36	32
Loan and lease	27	26
Losses and adjustments	22	17
FDIC insurance and other taxes	20	32
Professional service fees	19	13
Operating lease	18	21
Data processing	16	14
Travel	14	13
Recruitment and education	11	8
Postal and courier	9	9
Donations	3	3
Supplies	3	3
Insurance	3	3
Loss on partnership investments	-	2
Other, net	67	54
Total other noninterest expense	$268	250

Other noninterest expense increased $18 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the recognition of $30 million of merger-related expenses related to the acquisition of MB Financial, Inc. Those expenses included $20 million in acquisition expenses recorded in other, net, $6 million in professional service fees and $4 million in marketing expense. These increases were partially offset by a decrease in FDIC insurance and other taxes.

FDIC insurance and other taxes decreased $12 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2019	2018
Income before income taxes	$996	882
Applicable income tax expense	221	181
Effective tax rate	22.2%	20.5

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same period in the prior year was primarily related to an increase in state income tax expense and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease of proportional amortization of qualifying LIHTC investments.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at March 31, 2019, the Bancorp estimates that it may be necessary to recognize $4 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the second quarter of 2019. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 15 summarizes end of period loans and leases, including loans and leases held for sale, Table 16 summarizes loans acquired in the MB Financial, Inc. acquisition and Table 17 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	March 31, 2019		December 31, 2018
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$51,925	47%	$44,407	46%
Commercial mortgage loans	10,689	10	6,977	7
Commercial construction loans	5,231	5	4,657	5
Commercial leases	3,909	3	3,600	4
Total commercial loans and leases	71,754	65	59,641	62
Consumer loans:
Residential mortgage loans	17,437	16	16,041	17
Home equity	6,435	6	6,402	7
Indirect secured consumer loans(a)	10,031	9	8,976	9
Credit card	2,388	2	2,470	3
Other consumer loans	2,489	2	2,342	2
Total consumer loans	38,780	35	36,231	38
Total loans and leases	$110,534	100%	$95,872	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$109,842		$95,265
(a)

The Bancorp acquired indirect motorcycle, powersports, recreational vehicles and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Total loans and leases, including loans and leases held for sale, increased $14.7 billion from December 31, 2018. The increase in total loans and leases was primarily driven by the impact of the MB Financial, Inc. acquisition, which added $13.5 billion in total loans and leases upon acquisition. Table 16 summarizes the detail of loans and leases acquired from MB Financial, Inc. on March 22, 2019.

TABLE 16: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$6,604
Commercial mortgage loans	3,531
Commercial construction loans	496
Commercial leases	436
Total commercial loans and leases	11,067
Consumer loans:
Residential mortgage loans	1,397
Home equity	174
Indirect secured consumer loans	802
Credit card	19
Other consumer loans	43
Total consumer loans	2,435
Total loans and leases	$13,502
Total portfolio loans and leases (excluding loans and leases held for sale)	$13,490

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Commercial loans and leases increased $1.0 billion from December 31, 2018 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $914 million, or two percent, from December 31, 2018 primarily as a result of an increase in loan originations as well as a decrease in payoffs during the three months ended March 31, 2019. Commercial mortgage loans increased $181 million, or three percent, from December 31, 2018 primarily as a result of an increase in loan originations and increases in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial construction loans increased $78 million, or two percent, from December 31, 2018 primarily as a result of lower payoffs and paydowns as well as increases in draw levels on existing commitments as a result of seasonal trends. Commercial leases decreased $127 million, or four percent, from December 31, 2018 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Consumer loans increased $114 million from December 31, 2018 primarily due to increases in indirect secured consumer loans and other consumer loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $253 million, or three percent, from December 31, 2018 primarily as a result of loan production exceeding payoffs. Other consumer loans increased $104 million, or four percent, from December 31, 2018 primarily as a result of growth in point-of-sale loan originations. Home equity decreased $141 million, or two percent, from December 31, 2018 as payoffs exceeded loan production. Credit card decreased $101 million, or four percent, from December 31, 2018 primarily as a result of decreases in balance-active customers and average balance per active customer, driven by seasonal paydowns in year-end balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Components of Average Loans and Leases (including loans and leases held for sale)

	March 31, 2019		March 31, 2018
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$46,070	48%	$41,799	45%
Commercial mortgage loans	7,417	8	6,588	7
Commercial construction loans	4,838	5	4,671	5
Commercial leases	3,555	4	3,960	4
Total commercial loans and leases	61,880	65	57,018	61
Consumer loans:
Residential mortgage loans	16,150	16	16,086	18
Home equity	6,356	6	6,889	7
Indirect secured consumer loans(a)	9,176	9	9,064	10
Credit card	2,396	2	2,224	2
Other consumer loans	2,404	2	1,588	2
Total consumer loans	36,482	35	35,851	39
Total average loans and leases	$98,362	100%	$92,869	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$97,773		$92,334
(a)

The Bancorp acquired indirect motorcycle, powersports, recreational vehicles and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Average loans and leases, including loans and leases held for sale, increased $5.5 billion from March 31, 2018 as a result of a $4.9 billion, or nine percent, increase in average commercial loans and leases as well as a $631 million, or two percent, increase in average consumer loans.

Average commercial loans and leases increased from March 31, 2018 due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $4.3 billion, or 10%, from March 31, 2018 primarily as a result of an increase in loan originations as well as a decrease in payoffs and the impact of the acquisition of MB Financial, Inc. Average commercial mortgage loans increased $829 million, or 13%, from March 31, 2018 primarily as a result of an increase in loan origination activity and the impact of the acquisition of MB Financial, Inc. Average commercial construction loans increased $167 million, or four percent, from March 31, 2018 primarily as a result of an increase in draw levels on existing commitments. Average commercial leases decreased $405 million, or 10%, from March 31, 2018 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Average consumer loans increased from March 31, 2018 due to increases in average other consumer loans, average credit card, average indirect secured consumer loans and average residential mortgage loans, partially offset by a decrease in average home equity loans. Average other consumer loans increased $816 million, or 51%, from March 31, 2018 primarily due to growth in point-of-sale loan originations. Average credit card increased $172 million, or eight percent, from March 31, 2018 primarily due to increases in balance-active customers and average balance per active customer. Average indirect secured consumer loans increased $112 million, or one percent, from March 31, 2018 primarily due to the acquisition of MB Financial, Inc. Average residential mortgage loans increased $64 million from March 31, 2018 primarily driven by the acquisition of MB Financial, Inc. Average home equity decreased $533 million, or eight percent, from March 31, 2018 as payoffs exceeded loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $35.8 billion and $33.6 billion at March 31, 2019 and December 31, 2018, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.8 years at March 31, 2019 compared to 5.0 years at December 31, 2018.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2019, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both March 31, 2019 and December 31, 2018. During both the three months ended March 31, 2019 and 2018 the Bancorp did not recognize any OTTI on its available-for-sale debt and other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of investment securities:

TABLE 18: Components of Investment Securities

As of ($ in millions)	March 31, 2019	December 31, 2018
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$796	98
Obligations of states and political subdivisions securities	6	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,614	16,403
Agency commercial mortgage-backed securities	12,382	10,770
Non-agency commercial mortgage-backed securities	3,338	3,305
Asset-backed securities and other debt securities	2,067	1,998
Other securities(a)	581	552
Total available-for-sale debt and other securities	$34,784	33,128
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$16	16
Asset-backed securities and other debt securities	5	2
Total held-to-maturity securities	$21	18
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$7	16
Obligations of states and political subdivisions securities	25	35
Agency residential mortgage-backed securities	66	68
Asset-backed securities and other debt securities	227	168
Total trading debt securities	$325	287
Total equity securities (fair value)	$426	452
(a)

Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $137, $442 and $2, respectively, at March 31, 2019 and $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $1.7 billion from December 31, 2018 primarily due to increases in agency commercial mortgage-backed securities and U.S. Treasury and federal agency securities, partially offset by a decrease in agency residential mortgage-backed securities. The increase in available-for-sale debt and other securities includes the impact of the MB Financial, Inc. acquisition, which added approximately $832 million of available-for-sale debt and other securities at the acquisition date.

On an amortized cost basis, available-for-sale debt and other securities were 23% and 25% of total interest-earning assets at March 31, 2019 and December 31, 2018, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.1 years at March 31, 2019 compared to 6.5 years at December 31, 2018. In addition, at March 31, 2019, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.27%, compared to 3.25% at December 31, 2018.

Trading debt securities increased $38 million from December 31, 2018 primarily due to an increase in asset-backed securities and other debt securities.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $264 million at March 31, 2019 compared to net unrealized losses of $298 million at December 31, 2018. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2019 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agency securities:
Average life of 1 year or less	$647	648	0.2	2.38%
Average life 1 – 5 years	149	149	2.7	2.30
Total	$796	797	0.7	2.37%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	1	1	0.1	5.85
Average life 1 – 5 years	-	-	2.3	5.90
Average life 5 – 10 years	4	4	5.2	0.82
Average life greater than 10 years	1	1	10.0	2.86
Total	$6	6	5.0	2.53%
Agency residential mortgage-backed securities:
Average life 1 – 5 years	7,130	7,203	3.7	3.46
Average life 5 – 10 years	8,229	8,230	6.9	3.18
Average life greater than 10 years	255	256	11.2	3.20
Total	$15,614	15,689	5.5	3.31%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	171	169	0.9	2.54
Average life 1 – 5 years	2,998	3,039	3.6	3.09
Average life 5 – 10 years	6,197	6,273	7.5	3.19
Average life greater than 10 years	3,016	3,032	12.2	3.15
Total	$12,382	12,513	7.6	3.15%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	1	1	0.8	3.85
Average life 1 – 5 years	1,051	1,069	4.3	3.35
Average life 5 – 10 years	2,286	2,305	6.4	3.25
Total	$3,338	3,375	5.7	3.28%
Asset-backed securities and other debt securities:
Average life of 1 year or less	14	14	0.5	3.40
Average life 1 – 5 years	1,226	1,248	3.4	4.17
Average life 5 – 10 years	715	713	7.1	3.90
Average life greater than 10 years	112	112	10.2	4.33
Total	$2,067	2,087	5.0	4.08%
Other securities	581	581
Total available-for-sale debt and other securities	$34,784	35,048	6.1	3.27%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.15%, 0.00%, 0.22%, 0.76% and 0.31% for securities with an average life of 1 year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 71% and 72% of the Bancorp’s average asset funding base at March 31, 2019 and December 31, 2018, respectively.

The following table presents the end of period components of deposits:

TABLE 20: Components of Deposits
	March 31, 2019		December 31, 2018

As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,963	29%	$32,116	30%
Interest checking	35,746	29	34,058	31
Savings	14,451	12	12,907	12
Money market	25,942	21	22,597	21
Foreign office	154	-	240	-
Total transaction deposits	112,256	91	101,918	94
Other time	5,539	4	4,490	4
Total core deposits	117,795	95	106,408	98
Certificates $100,000 and over(a)	5,569	5	2,427	2
Other deposits	300	-	-	-
Total deposits	$123,664	100%	$108,835	100%
(a)	Includes $3.2 billion and $1.2 billion of institutional, retail and wholesale certificates $250,000 and over at March 31, 2019 and December 31, 2018, respectively.

Total deposits increased $14.8 billion, or 14%, from December 31, 2018 primarily due to the MB Financial, Inc. acquisition as the Bancorp assumed commercial and consumer deposit balances of $14.5 billion at acquisition. Table 22 summarizes the detail of deposits assumed as a result of the MB Financial, Inc. acquisition on March 22, 2019.

TABLE 21: Deposits Assumed
($ in millions)
Demand	$6,010
Interest checking	2,408
Savings	1,175
Money market	2,571
Total transaction deposits	12,164
Other time	546
Total core deposits	12,710
Certificates $100,000 and over	1,779
Total deposits	$14,489

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Core deposits decreased $1.3 billion, or one percent, from December 31, 2018 primarily as a result of a decrease in transaction deposits. Transaction deposits decreased $1.8 billion, or two percent, from December 31, 2018 primarily due to decreases in demand deposits and interest checking deposits, partially offset by an increase in money market deposits. Demand deposits decreased $2.2 billion, or seven percent, from December 31, 2018 primarily as a result of balance migration into interest checking deposits. Interest checking deposits decreased $720 million, or two percent, from December 31, 2018 primarily as a result of lower balances per commercial customer account partially offset by balance migration from demand deposit accounts. Money market deposits increased $774 million, or three percent, from December 31, 2018 primarily as a result of promotional product offerings, which drove consumer customer acquisition.

Certificates $100,000 and over increased $1.4 billion, or 56%, from December 31, 2018 primarily due to an increase in retail brokered certificates of deposit issued since December 31, 2018 to offset a seasonal decrease in core deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of average deposits for the three months ended:

TABLE 22: Components of Average Deposits
	March 31, 2019		March 31, 2018

($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$30,557	28%	$33,825	34%
Interest checking	33,697	31	28,403	27
Savings	13,052	12	13,546	13
Money market	23,133	21	20,750	20
Foreign office	208	-	494	-
Total transaction deposits	100,647	92	97,018	94
Other time	4,860	4	3,856	4
Total core deposits	105,507	96	100,874	98
Certificates $100,000 and over(a)	3,358	3	2,284	2
Other deposits	726	1	379	-
Total average deposits	$109,591	100%	$103,537	100%
(a)	Includes $2.0 billion and $878 million of average institutional, retail and wholesale certificates $250,000 and over for the three months ended March 31, 2019 and 2018, respectively.

On an average basis, core deposits increased $4.6 billion, or five percent, from March 31, 2018 primarily due to an increase of $3.6 billion in average transaction deposits and an increase of $1.0 billion in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average interest checking deposits and average money market deposits, partially offset by a decrease in average demand deposits. Average interest checking deposits increased $5.3 billion, or 19%, from March 31, 2018, primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $2.4 billion, or 11%, from March 31, 2018 primarily as a result of promotional product offerings, which drove consumer customer acquisition. Average demand deposits decreased $3.3 billion, or 10%, from March 31, 2018 primarily due to commercial customer balance migration into interest checking deposits. Average other time deposits increased from March 31, 2018 primarily as a result of promotional offers.

Average certificates $100,000 and over increased $1.1 billion from March 31, 2018 primarily due to an increase in retail brokered certificates of deposit issued during the first quarter of 2019 to offset a seasonal decrease in core deposits. Average other deposits increased $347 million from March 31, 2018 primarily due to an increase in average Eurodollar trade deposits.

Contractual maturities

The contractual maturities of certificates $100,000 and over as of March 31, 2019 are summarized in the following table:

TABLE 23: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,007
3-6 months	1,257
6-12 months	2,013
After 12 months	1,292
Total certificates $100,000 and over	$5,569

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2019 are summarized in the following table:

TABLE 24: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$7,685
13-24 months	2,664
25-36 months	575
37-48 months	106
49-60 months	39
After 60 months	39
Total other time deposits and certificates $100,000 and over	$11,108

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 19% and 20% at March 31, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of borrowings:

TABLE 25: Components of Borrowings
As of ($ in millions)	March 31, 2019	December 31, 2018
Federal funds purchased	$2,630	1,925
Other short-term borrowings	1,329	573
Long-term debt	15,483	14,426
Total borrowings	$19,442	16,924

Total borrowings increased $2.5 billion, or 15%, from December 31, 2018 due to increases in long-term debt, other short-term borrowings and federal funds purchased. Long-term debt increased $1.1 billion from December 31, 2018 primarily driven by the issuance of $1.5 billion of unsecured senior fixed-rate notes, $300 million of unsecured senior floating-rate bank notes and $53 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the three months ended March 31, 2019. The increase in long-term debt since December 31, 2018 also included the impact of $713 million of long-term debt assumed in the MB Financial, Inc. acquisition. These increases were partially offset by the maturities of $750 million of unsecured senior bank notes and $500 million of unsecured senior notes and $92 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding long-term debt issuances, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements. Other short-term borrowings increased $756 million from December 31, 2018 primarily as a result of other short-term borrowings assumed in the MB Financial, Inc. acquisition as well as an increase in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. Federal funds purchased increased $705 million from December 31, 2018.

The following table summarizes components of average borrowings for the three months ended:

TABLE 26: Components of Average Borrowings
($ in millions)	March 31, 2019	March 31, 2018
Federal funds purchased	$2,019	692
Other short-term borrowings	646	2,423
Long-term debt	15,438	14,780
Total average borrowings	$18,103	17,895

Total average borrowings increased $208 million, or one percent, compared to March 31, 2018, due to increases in average federal funds purchased and average long term debt partially offset by a decrease in average other short-term borrowings. Average federal funds purchased increased $1.3 billion due to a reallocation of other short-term borrowings compared to March 31, 2018. Average long-term debt increased $658 million compared to March 31, 2018. The increase was primarily driven by the issuances of $1.5 billion of unsecured senior fixed-rate notes, $1.3 billion of unsecured senior fixed-rate bank notes and $600 million of unsecured senior floating-rate bank notes since March 31, 2018, partially offset by the maturities of $2 billion in unsecured senior bank notes, $500 million in unsecured senior notes and $500 million of unsecured subordinated bank debt since March 31, 2018. Average other short-term borrowings decreased $1.8 billion compared to March 31, 2018, primarily driven by the decrease in FHLB advances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 26 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2019 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2018, thus net interest income for deposit-providing business segments was positively impacted during 2019. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2019.

The Bancorp’s methodology for allocating provision for credit losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and funding operations by accessing the capital markets as a collective unit.

The following table summarizes net income (loss) by business segment:

TABLE 27: Net Income (Loss) by Business Segment
	For the three months ended
	March 31,
($ in millions)	2019	2018
Income Statement Data
Commercial Banking	$294	256
Branch Banking	217	134
Consumer Lending	8	(10)
Wealth and Asset Management	26	9
General Corporate and Other	230	312
Net income	$775	701

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 28: Commercial Banking
	For the three months ended
	March 31,
($ in millions)	2019	2018
Income Statement Data
Net interest income (FTE)(a)	$513	422
Provision for (benefit from) credit losses	20	(20)
Noninterest income:
Corporate banking revenue	112	86
Service charges on deposits	66	71
Other noninterest income	49	62
Noninterest expense:
Personnel costs	109	88
Other noninterest expense	247	250
Income before income taxes (FTE)	364	323
Applicable income tax expense(a)(b)	70	67
Net income	$294	256
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$58,655	53,953
Demand deposits	14,409	18,131
Interest checking deposits	16,214	10,273
Savings and money market deposits	3,638	4,443
Other time deposits and certificates $100,000 and over	282	611
Foreign office deposits	208	492
(a)	Includes FTE adjustments of $4 and $3 for the three months ended March 31, 2019 and 2018, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $294 million for the three months ended March 31, 2019 compared to $256 million for the same period in the prior year. The increase was primarily due to increases in net interest income on an FTE basis and noninterest income partially offset by increases in the provision for credit losses and noninterest expense.

Net interest income on an FTE basis increased $91 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by increases in yields on average commercial loans and leases, increases in FTP credits on interest checking deposits and increases in FTP credit rates on demand deposits. These increases were partially offset by increases in FTP charge rates on loans and leases, increases in the rates paid on core deposits and decreases in average demand deposit balances.

Provision for credit losses increased $40 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in criticized asset levels partially offset by a decrease in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases decreased to 8 bps for the three months ended March 31, 2019 compared to 14 bps for the same period in the prior year.

Noninterest income increased $8 million for the three months ended March 31, 2019 compared to the same period in the prior year driven primarily by an increase in corporate banking revenue partially offset by decreases in other noninterest income and service charges on deposits. Corporate banking revenue increased $26 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by increases in institutional sales revenue, lease remarketing fees and business lending fees. Other noninterest income decreased $13 million for the three months ended March 31, 2019 compared to the same period in the prior year driven by a decrease in private equity investment income related to the recognition of positive net valuation adjustments on certain private equity investments in the first quarter of 2018. Service charges on deposits decreased $5 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by a decrease in commercial deposit fees.

Noninterest expense increased $18 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by an increase in personnel costs partially offset by a decrease in other noninterest expense. Personnel costs increased $21 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to increases in incentive compensation, base compensation and employee benefits expense. Other noninterest expense decreased $3 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to a decrease in FDIC insurance and other taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased $4.7 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $4.1 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily as a result of an increase in loan originations as well as a decrease in payoffs and the impact of the acquisition of MB Financial, Inc. Average commercial mortgage loans increased $827 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily as a result of an increase in loan origination activity and the impact of MB Financial, Inc. Average commercial leases decreased $406 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Average core deposits increased $1.2 billion for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was primarily driven by an increase in average interest checking deposits of $5.9 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to balance migration from demand deposits accounts and an increase in average balances per commercial customer account. This increase was partially offset by decreases in average demand deposits and average savings and money market deposits for the three months ended March 31, 2019 compared to the same period in the prior year. Average demand deposits decreased $3.7 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to commercial customer balance migration into interest checking deposits. Average savings and money market deposits decreased $805 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to lower average balances per account.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,207 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 29: Branch Banking
	For the three months ended
	March 31,
($ in millions)	2019	2018
Income Statement Data
Net interest income	$584	466
Provision for credit losses	52	44
Noninterest income:
Service charges on deposits	64	66
Card and processing revenue	63	64
Wealth and asset management revenue	36	37
Other noninterest income	20	17
Noninterest expense:
Personnel costs	143	136
Net occupancy and equipment expense	55	56
Card and processing expense	29	29
Other noninterest expense	213	216
Income before income taxes	275	169
Applicable income tax expense	58	35
Net income	$217	134
Average Balance Sheet Data
Consumer loans	$13,205	13,036
Commercial loans	2,027	1,873
Demand deposits	14,563	14,055
Interest checking deposits	9,933	10,315
Savings and money market deposits	30,927	28,427
Other time deposits and certificates $100,000 and over	6,429	5,031

Net income was $217 million for the three months ended March 31, 2019 compared to net income of $134 million for the same period in the prior year. The increase in net income was primarily due to an increase in net interest income partially offset by an increase in the provision for credit losses.

Net interest income increased $118 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in FTP credits on core deposits as well as an increase in interest income on other consumer loans driven by higher average balances. These benefits were partially offset by an increase in the rates paid on savings and money market deposits and other time deposits and an increase in FTP charge rates on loans and leases.

Provision for credit losses increased $8 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in net charge-offs on credit card and other consumer loans. Net charge-offs as a percent of average portfolio loans and leases increased to 139 bps for the three months ended March 31, 2019 compared to 121 bps for the same period in the prior year.

Noninterest expense increased $3 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in personnel costs partially offset by a decrease in other noninterest expense. Personnel costs increased $7 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to higher base compensation. Other noninterest expense decreased $3 million primarily driven by a decrease in FDIC insurance and other taxes partially offset by an increase in corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans increased $169 million for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was driven by an increase in average other consumer loans of $993 million primarily due to growth in point-of-sale loan originations. This increase was partially offset by decreases in average home equity loans and average residential mortgage loans of $434 million and $284 million, respectively, for the three months ended March 31, 2019 compared to the same period in the prior year as payoffs exceeded new loan production. Average commercial loans increased $154 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by an increase in average commercial and industrial loans primarily due to core relationship growth.

Average core deposits increased $3.6 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by growth in average savings and money market deposits and average other time deposits and certificates $100,000 and over. Average savings and money market deposits increased $2.5 billion for the three months ended March 31, 2019 compared to the same period in the prior year primarily as a result of promotional product offerings, which drove consumer customer acquisition. Average other time deposits and certificates $100,000 and over increased $1.4 billion primarily due to an increase in average other time deposits as a result of promotional offers.

Consumer Lending

Consumer Lending includes the Bancorp’s residential mortgage, home equity, automobile, specialty and other indirect lending activities. Direct lending activities include the origination, retention and servicing of residential mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit and all associated hedging activities. Indirect lending activities include extending loans to consumers through correspondent lenders, automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.

The following table contains selected financial data for the Consumer Lending segment:

TABLE 30: Consumer Lending
	For the three months ended
	March 31,
($ in millions)	2019	2018
Income Statement Data
Net interest income	$63	59
Provision for credit losses	13	12
Noninterest income:
Mortgage banking net revenue	55	55
Other noninterest income	6	(9)
Noninterest expense:
Personnel costs	45	50
Other noninterest expense	56	56
Income (loss) before income taxes	10	(13)
Applicable income tax expense (benefit)	2	(3)
Net income (loss)	$8	(10)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,896	11,678
Home equity	222	261
Indirect secured consumer loans	8,921	8,702

Net income was $8 million for the three months ended March 31, 2019 compared to a net loss of $10 million for the same period in the prior year. The increase was primarily driven by an increase in noninterest income and a decrease in noninterest expense.

Net interest income increased $4 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by increases in yields on average indirect secured consumer loans and average residential mortgage loans as well as an increase in FTP credit rates on demand deposits. These benefits were partially offset by an increase in FTP charge rates on loans and leases.

Noninterest income increased $15 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in other noninterest income primarily driven by the recognition of a $3 million gain on securities related to non-qualifying hedges on MSRs in the first quarter of 2019 compared to the recognition of a $13 million loss in the first quarter of 2018.

Noninterest expense decreased $5 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to a decrease in personnel costs as a result of decreases in base compensation and employee benefits expense.

Average consumer loans and leases increased $398 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $219 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by new loan production as well as by the impact of the MB Financial, Inc. acquisition. Average residential mortgage loans, including held for sale, increased $218 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans as well as by the impact of the MB Financial, Inc. acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients including middle market businesses, non-profits, states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 31: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2019	2018
Income Statement Data
Net interest income	$49	43
Provision for credit losses	-	16
Noninterest income:
Wealth and asset management revenue	108	109
Other noninterest income	6	7
Noninterest expense:
Personnel costs	56	54
Other noninterest expense	74	77
Income before income taxes	33	12
Applicable income tax expense	7	3
Net income	$26	9
Average Balance Sheet Data
Loans and leases, including held for sale	$3,405	3,335
Core deposits	9,473	9,649

Net income was $26 million for the three months ended March 31, 2019 compared to net income of $9 million for the same period in the prior year. The increase in net income was primarily due to a decrease in the provision for credit losses and an increase in net interest income.

Net interest income increased $6 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to increases in FTP credit rates on interest checking deposits and savings and money market deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for credit losses decreased $16 million for the three months ended March 31, 2019 compared to the same period in the prior year driven by lower commercial criticized asset levels as well as a decrease in net charge-offs on commercial and industrial loans.

Noninterest income decreased $2 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by a decrease in wealth and asset management revenue as a result of decreases in institutional sales revenue and securities and broker income partially offset by an increase in private client service fees.

Noninterest expense decreased $1 million for the three months ended March 31, 2019 compared to the same period in the prior year driven by a decrease in other noninterest expense partially offset by an increase in personnel costs. Other noninterest expense decreased $3 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by decreases in FDIC insurance and other taxes and corporate overhead allocations. Personnel costs increased $2 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by higher employee benefits expense and base compensation.

Average loans and leases increased $70 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in average residential mortgage loans due to an increase in loan origination activity. This increase was partially offset by a decline in average home equity balances.

Average core deposits decreased $176 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to a decrease in average interest checking deposits partially offset by an increase in average savings deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, unallocated provision for credit losses expense or a benefit from the reduction of the ALLL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Net interest income decreased $132 million for the three months ended March 31, 2019 compared to the same period in the prior year. The decrease was primarily driven by increases in the FTP credit rates on deposits allocated to the business segments as well as increases in interest expense on long-term debt and federal funds purchased. These negative impacts were partially offset by an increase in the benefit related to the FTP charge rates on loans and leases and an increase in interest income on taxable securities.

Provision for credit losses increased $44 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to an increase in total outstanding loan balances, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition, an increase in consumer reserve rates and an increase in the reserve for unfunded commitments. These increases were partially offset by an increase in the allocation of provision expense to the business segments driven by an increase in commercial criticized assets.

Noninterest income increased $171 million for the three months ended March 31, 2019 compared to the same period in the prior year primarily driven by the recognition of a $562 million gain related to the sale of Worldpay, Inc. shares during the three months ended March 31, 2019. The increase was partially offset by the recognition of a $414 million gain related to Vantiv, Inc’s acquisition of Worldpay Group plc. during the three months ended March 31, 2018. Additionally, noninterest income was positively impacted by a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended March 31, 2019 compared to the same period in the prior year.

Noninterest expense increased $71 million for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was primarily due to merger-related expenses related to the MB Financial, Inc. acquisition during the three months ended March 31, 2019. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for additional information on the merger-related expenses. The increase in noninterest expense for the three months ended March 31, 2019 compared to the same period in the prior year also included the impact of an increase in losses and adjustments partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

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

•	Avoid risks that cannot be understood, managed or monitored.
•	Act with integrity in all activities.
•	Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customers’ needs.
•

Maintain a strong financial position to ensure that the Bancorp meets its strategic objectives through all economic cycles and is able to access the capital markets at all times, even under stressed conditions.

•	Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.
•	Conduct business in compliance with all applicable laws, rules and regulations, and in alignment with internal policies and procedures.

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

•

Fifth Third’s risk management framework and programs are being utilized throughout the integration of MB Financial, Inc. to ensure appropriate identification, assessment, management, monitoring and reporting of risks.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios using the CCAR model and for certain portfolios, such as real estate and leveraged lending, the stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 32: Potential Problem Portfolio Loans and Leases

As of March 31, 2019 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$949	985	1,214
Commercial mortgage loans	413	470	413
Commercial construction loans	10	11	10
Commercial leases	40	41	40
Total potential problem portfolio loans and leases(a)	$1,412	1,507	1,677
(a) Includes $414 million of PCI and $ 224 million of non-PCI loans and leases as of March 31, 2019 acquired in the MB Financial, Inc. acquisition.

TABLE 33: Potential Problem Portfolio Loans and Leases
As of December 31, 2018 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$646	647	854
Commercial mortgage loans	152	152	152
Commercial leases	31	31	31
Total potential problem portfolio loans and leases	$829	830	1,037

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

U.S. economic conditions remained generally stable during the first quarter of 2019. Overall, manufacturing activity increased, but there was expressed concern about weakening global demand, higher costs due to tariffs and the continued uncertainty surrounding trade. Consumer spending was mixed across the country. Nonfinancial services activity increased at a modest-to-moderate rate as the professional, scientific and technical services sub-sectors served as catalysts for growth. Even though prices continued to rise at a modest-to-moderate pace, only a few Federal Reserve Districts reported tariffs causing upward price pressures on goods and services.

The advance estimates indicated real GDP increased at an annual rate of 3.2% for first quarter of 2019, reflecting strong consumption, increased net exports of goods and services, as well as elevated nonresidential fixed investments. The FOMC has recently left the federal funds target rate range unchanged between 2.25% to 2.50%, stating that the current target strikes the right balance between strong U.S. economic growth including a continued strong labor market, offset by both low inflation and continued global economic uncertainty.

Although the effects of the fiscal stimulus are fading, the strong labor market should propel consumer spending higher later this year. Consumer credit continued to build on its strong start to 2019. Retail sales have been rather weak since December 2018, and there are several explanations for the weakness over this period, including the partial government shutdown, bad weather and consumers shifting their spending from goods to services. Going forward, retail sales should experience a rebound as economic fundamentals remain strong, most notably a healthy labor market. The National Federation of Independent Business’s small business optimism index notched its second consecutive monthly increase, rising from 101.7 to 101.8, following five straight monthly declines.

Housing starts suffered another setback in February, falling 8.7% from January led by a 17% decline in single family housing starts. Housing permits also fell month-over-month but not by as much as starts, indicating that the choppiness in the housing market should continue for the foreseeable future despite the tailwind of lower mortgage rates.

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

The MB Financial, Inc. commercial and industrial portfolio is comprised primarily of small business and middle market commercial loans but also includes specialty lending products, including lease banking, small business leasing and asset-based lending. These products serve distinct client needs and broaden Fifth Third’s lending capabilities. The portfolios have been evaluated for credit quality and will be managed within Fifth Third’s credit risk framework to ensure adherence to risk appetite.

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

The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross-collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding impaired commercial mortgage loans individually evaluated. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million. The following table excludes commercial mortgage loan greater than $1 million acquired from MB Financial, Inc.

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of March 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$146	196	2,126
Commercial mortgage nonowner-occupied loans	13	67	2,876
Total	$159	263	5,002

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	172	2,119
Commercial mortgage nonowner-occupied loans	40	29	2,731
Total	$166	201	4,850

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 36: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)

	March 31, 2019			December 31, 2018
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$13,114	22,630	76	10,387	19,290	48
Real estate	11,732	16,936	10	8,327	13,055	10
Financial services and insurance	8,071	17,183	-	6,805	13,192	1
Business services	5,252	8,499	21	4,426	7,161	17
Healthcare	5,083	6,967	40	4,343	6,198	36
Wholesale trade	4,479	7,144	19	3,127	5,481	14
Retail trade	3,957	7,624	6	3,726	7,496	6
Accommodation and food	3,656	5,799	46	3,435	5,626	28
Transportation and warehousing	2,975	5,001	23	2,807	4,729	19
Communication and information	2,878	5,181	5	2,923	5,111	-
Construction	2,752	5,070	3	2,498	4,718	4
Mining	2,460	4,305	45	2,427	4,363	38
Entertainment and recreation	1,916	3,328	5	1,798	3,354	1
Other services	1,190	1,614	4	855	1,104	4
Public administration	881	1,114	-	465	669	-
Utilities	862	2,259	-	835	2,531	-
Agribusiness	332	551	10	323	511	2
Individuals	61	138	-	64	130	-
Other	37	38	-	-	-	-
Total	$71,688	121,381	313	59,571	104,719	228
By Size:
Less than $200,000	1%	1	4	1	1	5
$200,000 - $1 million	4	3	8	2	2	9
$1 million - $5 million	10	9	18	6	6	18
$5 million - $10 million	8	7	19	6	5	19
$10 million - $25 million	20	17	51	19	16	38
Greater than $25 million	57	63	-	66	70	11
Total	100%	100	100	100	100	100
By State:
Illinois	13%	12	9	6	5	8
Ohio	12	12	17	13	14	10
Florida	7	7	12	8	8	21
Michigan	6	6	11	7	6	10
Indiana	4	4	6	4	4	8
Georgia	4	5	8	5	5	11
North Carolina	3	3	-	3	3	-
Tennessee	2	2	-	3	3	-
Kentucky	2	2	1	2	3	2
Other	47	47	36	49	49	30
Total	100%	100	100	100	100	100

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2019 ($ in millions)					For the three months ended March 31, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Recoveries
By State:
Illinois	$2,342	2,783	5	-	-
Ohio	1,653	2,021	-	-	(1)
Florida	983	1,530	-	-	-
Michigan	807	926	-	2	-
North Carolina	644	861	-	-	-
Indiana	577	995	8	-	-
All other states	4,161	6,310	-	1	-
Total	$11,167	15,426	13	3	(1)
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2018 ($ in millions)					For the three months ended March 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Illinois	$806	1,000	-	-	-
Ohio	1,609	2,058	-	1	-
Florida	1,011	1,512	-	-	-
Michigan	573	740	-	-	-
North Carolina	538	793	-	-	-
Indiana	552	800	-	-	-
All other states	2,661	4,447	-	3	1
Total	$7,750	11,350	-	4	1
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of March 31, 2019, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 11% of the consumer real estate portfolio. These loans accounted for 38% of total consumer real estate secured losses for the three months ended March 31, 2019. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the indirect secured consumer portfolio performance, which includes automobile loans. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $723 million of ARM loans will have rate resets during the next twelve months. Of these resets, 50% are expected to experience an increase in rate, with an average increase of approximately one percent. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 32% and weighted average origination LTV of 72%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 92% of the portfolio as of March 31, 2019 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 760.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 39: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$12,641	66.4%	$11,540	66.7%
LTV > 80%, with mortgage insurance(a)	2,123	95.2	2,010	95.1
LTV > 80%, no mortgage insurance	2,047	93.8	1,954	94.2
Total	$16,811	73.9%	$15,504	74.3%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2019 ($ in millions)				For the three months ended March 31, 2019
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$419	3	2	-
Illinois	402	1	1	-
Florida	280	-	1	-
Michigan	226	2	1	-
Indiana	142	1	1	-
North Carolina	89	-	-	-
Kentucky	82	-	1	-
All other states	407	3	3	-
Total	$2,047	10	10	-

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2018 ($ in millions)				For the three months ended March 31, 2018
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$435	3	3	-
Illinois	384	1	3	-
Florida	285	4	4	-
Michigan	222	1	-	-
Indiana	140	1	1	-
North Carolina	87	-	1	-
Kentucky	77	1	-	-
All other states	303	2	1	-
Total	$1,933	13	13	-

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 43 and Table 44. Of the total $6.4 billion of outstanding home equity loans:

•	89% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2019;
•	36% are in senior lien positions and 64% are in junior lien positions at March 31, 2019;
•

80% of non-delinquent borrowers, excluding home equity loans acquired from MB Financial, Inc., made at least one payment greater than the minimum payment during the three months ended March 31, 2019; and

•	The portfolio, excluding home equity loans acquired from MB Financial, Inc., had an average refreshed FICO score of 745 at March 31, 2019.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$226	3%	$218	4%
FICO 660-719	331	5	318	5
FICO ≥ 720	1,789	28	1,791	28
Total senior liens	2,346	36	2,327	37
Junior Liens:
FICO ≤ 659	490	8	469	7
FICO 660-719	790	12	769	12
FICO ≥ 720	2,809	44	2,837	44
Total junior liens	4,089	64	4,075	63
Total	$6,435	100%	$6,402	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,033	54.5%	$2,022	54.5%
LTV > 80%	313	89.2	305	88.8
Total senior liens	2,346	59.3	2,327	59.2
Junior Liens:
LTV ≤ 80%	2,407	66.7	2,367	67.2
LTV > 80%	1,682	90.1	1,708	90.1
Total junior liens	4,089	77.4	4,075	78.0
Total	$6,435	70.5%	$6,402	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of March 31, 2019 ($ in millions)					For the three months ended March 31, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,090	2,222	-	9	1
Michigan	284	476	-	5	-
Illinois	208	335	-	4	1
Indiana	126	223	-	2	-
Kentucky	111	217	-	2	-
Florida	57	85	-	2	-
All other states	119	183	-	3	-
Total	$1,995	3,741	-	27	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of March 31, 2018 ($ in millions)					For the three months ended March 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,034	1,968	-	8	1
Michigan	339	550	-	5	1
Illinois	219	349	-	4	1
Indiana	148	256	-	3	-
Kentucky	136	250	-	2	-
Florida	66	95	-	2	-
All other states	142	210	-	3	-
Total	$2,084	3,678	-	27	3

Indirect secured consumer portfolio

The indirect secured consumer portfolio is comprised of $9.2 billion of automobile loans and $806 million of indirect motorcycle, powersports, recreational vehicles and marine loans which were acquired in the MB Financial, Inc. acquisition. For additional information on indirect secured consumer loans, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp’s automobile portfolio balances have increased since December 31, 2018 due to an increase in loan origination activity. Additionally, the concentration of lower FICO (≤690) origination balances remained within targeted credit risk tolerance during the three months ended March 31, 2019. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of automobile portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 46: Automobile Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2019(a)		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,617	18%	$1,604	18%
FICO > 690	7,607	82	7,372	82
Total	$9,224	100%	$8,976	100%
(a)	Excludes indirect motorcycle, powersports, recreational vehicles and marine loans that were acquired in the acquisition of MB Financial, Inc.

As of March 31, 2019, 43% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 47: Automobile Portfolio Loans Outstanding by LTV at Origination
	March 31, 2019(a)		December 31, 2018
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$5,766	82.2%	$5,591	82.3%
LTV > 100%	3,458	112.9	3,385	112.9
Total	$9,224	94.1%	$8,976	94.2%
(a)	Excludes indirect motorcycle, powersports, recreational vehicles and marine loans that were acquired in the acquisition of MB Financial, Inc.

The following table provides an analysis of the Bancorp’s automobile portfolio loans with an LTV at origination greater than 100%:

TABLE 48: Automobile Portfolio Loans Outstanding with an LTV Greater than 100%
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2019(a)	$3,458	6	2	9
March 31, 2018	3,316	5	1	8
(a)	Excludes indirect motorcycle, powersports, recreational vehicles and marine loans that were acquired in the acquisition of MB Financial, Inc.

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, 70% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 49: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$84	4%	$82	3%
FICO 660-719	719	30	711	29
FICO ≥ 720	1,585	66	1,677	68
Total	$2,388	100%	$2,470	100%

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $147 million, or six percent, from December 31, 2018 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $356 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of March 31, 2019. The Bancorp closely monitors the credit performance of these point-of-sale loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 50: Other Consumer Portfolio Loans Outstanding by Product Type at Origination
	March 31, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$639	26%	$610	26%
Other secured	534	21	510	22
Point-of-sale	1,316	53	1,222	52
Total	$2,489	100%	$2,342	100%

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 51. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Nonperforming assets were $512 million at March 31, 2019 compared to $411 million at December 31, 2018. At March 31, 2019, $14 million of nonaccrual loans were held for sale, compared to $16 million at December 31, 2018.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.45% as of March 31, 2019 compared to 0.41% as of December 31, 2018. Nonaccrual loans and leases secured by real estate were 30% of nonaccrual loans and leases as of March 31, 2019 compared to 34% as of December 31, 2018.

Portfolio commercial nonaccrual loans and leases were $313 million at March 31, 2019, an increase of $85 million from December 31, 2018. Portfolio consumer nonaccrual loans were $137 million at March 31, 2019, an increase of $17 million from December 31, 2018. Refer to Table 52 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $48 million at March 31, 2019, an increase of $1 million from December 31, 2018. The Bancorp recognized $2 million and $3 million in losses on the transfer, sale or write-down in of OREO properties for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, approximately $7 million and $8 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	March 31, 2019	December 31, 2018
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$112	54
Commercial mortgage loans	24	9
Commercial leases	18	18
Residential mortgage loans(a)	15	10
Home equity	62	56
Indirect secured consumer loans	2	-
Other consumer loans	2	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	148	139
Commercial mortgage loans	7	4
Commercial leases	4	4
Residential mortgage loans(a)	10	12
Home equity	18	13
Indirect secured consumer loans	1	1
Credit card	27	27
Total nonaccrual portfolio loans and leases(b)	450	348
OREO and other repossessed property	48	47
Total nonperforming portfolio assets	498	395
Nonaccrual restructured loans held for sale	14	16
Total nonperforming assets	$512	411
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$15	4
Commercial mortgage loans	20	2
Residential mortgage loans(a)	48	38
Home equity	1	-
Indirect secured consumer loans	9	12
Credit card	38	37
Other consumer loans	1	-
Total portfolio loans and leases 90 days past due and still accruing(c)	$132	93
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.45%	0.41
ALLL as a percent of nonperforming portfolio assets	224	279
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $262 as of March 31, 2019 and $195 as of December 31, 2018. The Bancorp recognized losses of an immaterial amount and $2 for the three months ended March 31, 2019 and 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)

Includes $11 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2019 and December 31, 2018, respectively, of which $6 and $2 were restructured nonaccrual government insured commercial loans at March 31, 2019 and December 31, 2018, respectively.

(c)	Total portfolio loans and leases 90 days past due and still accruing reflect a decrease of $4 million which occurred after the Bancorp’s Form 8-K was filed on April 23, 2019.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	120	14	46	180
Acquired nonaccrual loans	8	-	-	8
Transfers to accrual status	-	(6)	(14)	(20)
Loan paydowns/payoffs	(21)	(2)	(7)	(30)
Transfers to OREO	(4)	(2)	(1)	(7)
Charge-offs	(20)	(1)	(10)	(31)
Draws/other extensions of credit	2	-	-	2
Balance, end of period	$313	25	112	450

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	100	10	33	143
Transfers to accrual status	-	(7)	(14)	(21)
Transfers to held for sale	(24)	-	-	(24)
Loan paydowns/payoffs	(45)	(1)	(8)	(54)
Transfers to OREO	(2)	(4)	(1)	(7)
Charge-offs	(35)	-	(9)	(44)
Draws/other extensions of credit	22	-	-	22
Balance, end of period	$322	28	102	452

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

Consumer restructured loans on accrual status totaled $950 million and $961 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 24%, 13% and 37%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of March 31, 2019 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$59	-	-	159	218
Residential mortgage loans(a)	555	47	122	10	734
Home equity	194	10	-	18	222
Indirect secured consumer loans	5	-	-	1	6
Credit card	14	3	-	27	44
Total	$827	60	122	215	1,224
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2019, these advances represented $323 of current loans, $36 of 30-89 days past due loans and $101 of 90 days or more past due loans.

(b)	Excludes restructured nonaccrual loans held for sale.

TABLE 55: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of December 31, 2018 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$60	-	-	147	207
Residential mortgage loans(a)	552	52	120	12	736
Home equity	203	12	-	13	228
Indirect secured consumer loans	5	-	-	1	6
Credit card	14	3	-	27	44
Total	$834	67	120	200	1,221
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, these advances represented $321 of current loans, $42 of 30-89 days past due loans and $101 of 90 days or more past due loans.

(b)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 32 bps and 36 bps of average portfolio loans and leases for the three months ended March 31, 2019 and 2018, respectively. Table 56 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 11 bps during the three months ended March 31, 2019 compared to 21 bps during the three months ended March 31, 2018. The decrease was primarily due to a $10 million decrease in net charge-offs on commercial and industrial loans.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans increased to 68 bps during the three months ended March 31, 2019 compared to 60 bps during the three months ended March 31, 2018. The increase was primarily due to an increase in net charge-offs on credit card of $8 million for the three months ended March 31, 2019 compared to the same period from the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2019	2018
Losses charged-off:
Commercial and industrial loans	$(20)	(33)
Commercial mortgage loans	-	(2)
Residential mortgage loans	(2)	(4)
Home equity	(6)	(7)
Indirect secured consumer loans	(20)	(17)
Credit card	(38)	(28)
Other consumer loans(a)	(22)	(12)
Total losses charged-off	$(108)	(103)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$2	5
Commercial mortgage loans	1	1
Residential mortgage loans	1	1
Home equity	3	2
Indirect secured consumer loans	7	6
Credit card	5	3
Other consumer loans(a)	12	4
Total recoveries of losses previously charged-off	$31	22
Net losses charged-off:
Commercial and industrial loans	$(18)	(28)
Commercial mortgage loans	1	(1)
Residential mortgage loans	(1)	(3)
Home equity	(3)	(5)
Indirect secured consumer loans	(13)	(11)
Credit card	(33)	(25)
Other consumer loans	(10)	(8)
Total net losses charged-off	$(77)	(81)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.16%	0.27
Commercial mortgage loans	(0.05)	0.06
Total commercial loans and leases	0.11%	0.21
Residential mortgage loans	0.02	0.06
Home equity	0.20	0.26
Indirect secured consumer loans	0.57	0.50
Credit card	5.60	4.65
Other consumer loans	1.76	2.16
Total consumer loans	0.68%	0.60
Total net losses charged-off as a percent of average portfolio loans and leases	0.32%	0.36
(a)

For the three months ended March 31, 2019, the Bancorp recorded $11 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percent of portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current economic conditions that might impact the portfolio. More information on the ALLL can be found in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the three months ended March 31, 2019, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in the provision for credit losses in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans and leases is sensitive to the risk grades it assigns to these loans and leases. In the event that 10% of commercial loans and leases in each risk category would experience a downgrade of one risk category, the allowance for commercial loans and leases would increase by approximately $209 million at March 31, 2019. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $35 million at March 31, 2019. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 57: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2019	2018
ALLL:
Balance, beginning of period	$1,103	1,196
Losses charged-off(a)	(108)	(103)
Recoveries of losses previously charged-off(a)	31	22
Provision for loan and lease losses	89	23
Balance, end of period	$1,115	1,138
Reserve for unfunded commitments:
Balance, beginning of period	$131	161
Reserve for acquired unfunded commitments	1	-
Provision for (benefit from) the reserve for unfunded commitments	1	(10)
Balance, end of period	$133	151
(a)

For the three months ended March 31, 2019, the Bancorp recorded $11 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Certain inherent but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of the ALLL tends to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tends not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.10% and 0.12% at March 31, 2019 and December 31, 2018, respectively. The unallocated allowance was 10% of the total allowance at both March 31, 2019 and December 31, 2018.

As shown in Table 58, the ALLL as a percent of portfolio loans and leases was 1.02% and 1.16% at March 31, 2019 and December 31, 2018, respectively. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.5 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The ALLL was $1.1 billion at both March 31, 2019 and December 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2019	December 31, 2018
Attributed ALLL:
Commercial and industrial loans	$517	515
Commercial mortgage loans	83	80
Commercial construction loans	34	32
Commercial leases	20	18
Residential mortgage loans	79	81
Home equity	39	36
Indirect secured consumer loans	48	42
Credit card	150	156
Other consumer loans	33	33
Unallocated	112	110
Total ALLL	$1,115	1,103
Portfolio loans and leases:
Commercial and industrial loans	$51,862	44,340
Commercial mortgage loans	10,686	6,974
Commercial construction loans	5,231	4,657
Commercial leases	3,909	3,600
Residential mortgage loans	16,811	15,504
Home equity	6,435	6,402
Indirect secured consumer loans	10,031	8,976
Credit card	2,388	2,470
Other consumer loans	2,489	2,342
Total portfolio loans and leases	$109,842	95,265
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.00%	1.16
Commercial mortgage loans	0.78	1.15
Commercial construction loans	0.65	0.69
Commercial leases	0.51	0.50
Residential mortgage loans	0.47	0.52
Home equity	0.61	0.56
Indirect secured consumer loans	0.48	0.47
Credit card	6.28	6.32
Other consumer loans	1.33	1.41
Unallocated (as a percent of total portfolio loans and leases)	0.10	0.12
Total ALLL as a percent of total portfolio loans and leases	1.02%	1.16

MARKET RISK MANAGEMENT

Market risk is the day-to-day potential for the value of a financial instrument to increase or decrease due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s NII and interest sensitive fee income categories through changes in interest income on earning assets and cost of interest-bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:

•	Assets and liabilities mature or reprice at different times;
•	Short-term and long-term market interest rates change by different amounts; or
•	The expected maturities of various assets or liabilities shorten or lengthen as interest rates change.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2019, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase and a 150 bps parallel ramped decrease in interest rates. Additionally, the Bancorp routinely analyzes various potential and extreme scenarios including ramps, shocks and twists to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $750 million of additional demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $750 million of incremental growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with market rate changes.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at March 31, 2019, which is approximately 10 to 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006 and higher than the average beta experienced in the current tightening cycle to date. The Bancorp’s NII sensitivity modeling assumes a weighted-average falling rate interest-bearing deposit beta of 43% at March 31, 2019. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred for each rate move thus far in the current tightening cycle. The Bancorp is using the same assumptions for interest-bearing deposit betas and floors for modeling NII at risk exposures of the combined entity, inclusive of the deposit balances acquired from MB Financial, Inc.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 59: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2019				March 31, 2018
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	0.92%	3.99	(4.00)	(6.00)	2.43	7.62	(4.00)	(6.00)
+ 100 Ramp over 12 months	0.56	2.42	N/A	N/A	1.44	4.33	N/A	N/A
-75 Ramp over 10 months	N/A	N/A	N/A	N/A	(4.74)	(9.23)	(8.00)	(12.00)
-100 Ramp over 12 months	(2.89)	(7.31)	N/A	N/A	N/A	N/A	N/A	N/A
-150 Ramp over 12 months	(4.42)	(11.84)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At March 31, 2019, the Bancorp’s NII sensitivity is near neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 150 bps ramp decrease in interest rates. The NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. As the FOMC has increased its target range for the federal funds rate, the sensitivity to declining rates has increased, which is a reflection of the balance sheet mix previously described. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. The changes in the estimated NII sensitivity profile as of March 31, 2019 compared to March 31, 2018 were primarily attributable to an increase in outstanding taxable securities balances, migration from noninterest-bearing deposits to interest-bearing deposits, a net increase in outstanding receive-fixed swaps against floating-rate commercial loans and the addition of forward starting floors against one-month LIBOR. These items were partially offset by the acquisition of asset sensitive MB Financial, Inc. and increased short-term fixed-rate term wholesale funding.

Tables 60 and 61 provide the Bancorp’s estimated NII profile at March 31, 2019 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2019 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 60: Estimated NII Sensitivity Profile at March 31, 2019 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	0.72%	3.61	1.12	4.38
+100 Ramp over 12 months	0.46	2.23	0.66	2.61
-100 Ramp over 12 months	(2.99)	(7.50)	(2.79)	(7.11)
-150 Ramp over 12 months	(4.56)	(12.13)	(4.27)	(11.56)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2019 with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of March 31, 2019. For example, the resulting weighted-average interest-bearing rising rate deposit betas included in this analysis were approximately 88% and 53%, respectively, as of March 31, 2019:

TABLE 61: Estimated NII Sensitivity Profile at March 31, 2019 with Deposit Beta Assumptions Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(1.92)%	(1.44)	3.76	9.43
+100 Ramp over 12 months	(0.86)	(0.28)	1.98	5.11
-100 Ramp over 12 months	(2.05)	(5.72)	(3.74)	(8.91)
-150 Ramp over 12 months	(3.20)	(9.72)	(5.67)	(14.16)

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 62: Estimated EVE Sensitivity Profile

	March 31, 2019		March 31, 2018
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(4.95)%	(12.00)	(4.47)	(12.00)
+100 Shock	(1.73)	N/A	(1.89)	N/A
-100 Shock	(2.34)	N/A	(1.27)	N/A
-200 Shock	(8.75)	(12.00)	N/A	N/A

The EVE sensitivity to the +200 bps rising-rate scenario is moderately negative at March 31, 2019 and slightly negative to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from March 31, 2018 were primarily related to the acquisition of MB Financial, Inc., the addition of receive-fixed swaps against floating-rate commercial loans and a decrease in long-term market interest rates. To a lesser degree, increases in outstanding taxable securities balances and migration from noninterest-bearing deposits to interest-bearing deposits with higher attrition assumptions were partially offset by net run-off of the fixed-rate commercial lease and residential mortgage portfolios and overall deposit growth. The higher sensitivity to a -200 bps shock is primarily due to the current market rates and corresponding convexity profiles of mortgage based assets and deposits.

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information including the notional amount and fair values of these derivatives, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of March 31, 2019:

TABLE 63: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$30,246	20,900	716	51,862
Commercial mortgage loans	3,962	5,888	836	10,686
Commercial construction loans	2,759	2,385	87	5,231
Commercial leases	920	1,786	1,203	3,909
Total commercial loans and leases	37,887	30,959	2,842	71,688
Residential mortgage loans	3,197	7,399	6,215	16,811
Home equity	1,697	3,337	1,401	6,435
Indirect secured consumer loans	3,977	5,533	521	10,031
Credit card	488	1,900	-	2,388
Other consumer loans	1,283	1,036	170	2,489
Total consumer loans	10,642	19,205	8,307	38,154
Total portfolio loans and leases	$48,529	50,164	11,149	109,842

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2019:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,662	17,954
Commercial mortgage loans	1,707	5,017
Commercial construction loans	27	2,445
Commercial leases	2,989	-
Total commercial loans and leases	8,385	25,416
Residential mortgage loans	9,736	3,878
Home equity	498	4,240
Indirect secured consumer loans	6,029	25
Credit card	482	1,418
Other consumer loans	914	292
Total consumer loans	17,659	9,853
Total portfolio loans and leases	$26,044	35,269

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $1.1 billion and $938 million at March 31, 2019 and December 31, 2018, respectively. The portfolio of servicing rights included $263 million of servicing rights acquired in the acquisition of MB Financial, Inc. on March 22, 2019. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the three months ended March 31, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $27 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2019. Mortgage rates increased during the three months ended March 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $57 million due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $29 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2018.

The Bancorp recognized net gains of $63 million on its non-qualifying hedging strategy for the three months ended March 31, 2019 compared to net losses of $62 million for the three months ended March 31, 2018. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were $3 million during the three months ended March 31, 2019 and net losses of $13 million during the three months ended March 31, 2018. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2019 and December 31, 2018 was $915 million and $948 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash and investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 19 of the Notes to Condensed Consolidated Financial Statements.

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

Liquidity risk is monitored and managed for both Fifth Third Bancorp and its subsidiaries. The Bancorp receives substantially all of its revenue from dividends from its subsidiaries, primarily Fifth Third Bank. Subsidiary dividends are supplemented with term debt to enable the Bancorp to maintain sufficient liquidity to meet its cash obligations, including debt service and scheduled maturities, common and preferred dividends, unfunded commitments to subsidiaries and other planned capital actions in the form of share repurchases. Liquidity resources are more limited at the Bancorp, making its liquidity position more susceptible to market disruptions. Bancorp liquidity is assessed using a cash coverage horizon, ensuring the entity maintains sufficient liquidity to withstand a period of sustained market disruption while meeting its anticipated obligations over an extended stressed horizon.

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

Table 63 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $35.0 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at March 31, 2019, $4.7 billion in principal and interest is expected to be received in the next 12 months and an additional $3.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2019 and 2018, the Bancorp sold or securitized loans totaling $1.2 billion and $1.0 billion, respectively. For further information on the transfer of financial assets, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 82% and 83% of its average total assets for the three months ended March 31, 2019 and 2018, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2019, $5.8 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the three months ended March 31, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes.

Fifth Third Bank’s global bank note program has a borrowing capacity of $25 billion, of which $17.4 billion is available for issuance as of March 31, 2019. During the three months ended March 31, 2019, Fifth Third Bank issued and sold $300 million of senior floating-rate bank notes. Additionally, at March 31, 2019, Fifth Third Bank and MB Financial Bank, N.A. had approximately $44.9 billion and $5.6 billion, respectively, of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 113% at March 31, 2019.

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

The NPRs public comment period ended January 22, 2019 and could be further amended by the FRB and other financial regulators prior to adoption. As such, the ultimate impacts of the NPRs to Fifth Third Bancorp, Fifth Third Bank and their respective subsidiaries and activities will be subject to the final form of these NPRs and additional rulemakings issued. Fifth Third cannot predict future changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on its business, financial condition or results of operations.

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

TABLE 65: Agency Ratings

As of May 10, 2019	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	A-	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

Fifth Third’s operational risk management and information security programs have been actively engaged to evaluate and oversee MB Financial, Inc.’s products and processes throughout the integration to ensure risks are understood, well managed and in alignment with the Bancorp’s risk appetite.

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

To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, the Chief Compliance Officer is responsible for establishing and overseeing the Compliance Risk Management program which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring and privacy. The Chief Compliance Officer also partners with the Financial Crimes Division to oversee anti-money laundering processes and partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fifth Third’s compliance risk management and anti-money laundering programs have been actively engaged to evaluate and oversee MB Financial, Inc.’s products and processes throughout the integration to ensure risks are understood, well managed and in alignment with the Bancorp’s risk appetite.

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

The Bancorp is subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer was phased-in over a three-year period beginning on January 1, 2016 at 0.625%, increasing by an additional 0.625% each year, cumulating on January 1, 2019 at the fully phased-in rate of 2.5%. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. For additional information on ASU 2016-13, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. The Bancorp is evaluating the impact of this proposal.

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 67: Capital Ratios

($ in millions)		March 31, 2019	December 31, 2018
Average total Bancorp shareholders’ equity as a percent of average assets		11.43%	11.23
Tangible equity as a percent of tangible assets(a)		9.03	9.63
Tangible common equity as a percent of tangible assets(a)(c)		8.21	8.71

		Basel III(b)
CET1 capital	$	13,430	12,534
Tier I capital		14,923	13,864
Total regulatory capital		19,127	17,723
Risk-weighted assets		139,844	122,432

Regulatory capital ratios:
CET1 capital		9.60%	10.24
Tier I risk-based capital		10.67	11.32
Total risk-based capital		13.68	14.48
Tier I leverage		10.32	9.72
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.

(c)	Excludes unrealized gains and losses.

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

During the first quarter of 2019, the FRB provided relief from certain regulatory requirements related to supervisory stress testing and company-run stress testing for the 2019 stress test cycle, including disclosure requirements. As a result, the Bancorp is not required to submit a capital plan or participate in CCAR 2019. The requirement for the Bancorp to submit an annual capital plan to the FRB has been extended until April 5, 2020. However, the Bancorp remains subject to the requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan. The FRB further clarified that relief from the 2019 stress test cycle should not be construed as relief from any regulatory capital requirements and that the Bancorp will be subject to the full CCAR 2020 stress test requirements.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.22 and $0.16 for the three months ended March 31, 2019 and 2018, respectively. As contemplated by the 2018 CCAR, the Bancorp entered into a $913 million accelerated share repurchase transaction during the three months ended March 31, 2019. Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2019:

TABLE 68: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	324,109	$26.87	-	60,564,282
February 1, 2019 - February 28, 2019	630,825	27.01	-	60,564,282
March 1, 2019 - March 31, 2019	31,895,458	24.49	31,779,280	28,785,002
Total	32,850,392	$24.57	31,779,280	28,785,002
(a)

Includes 1,071,112 shares repurchased during the first quarter of 2019 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, purchase obligations, capital commitments for private equity investments and capital expenditures. Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

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

Effective March 22, 2019, a wholly-owned subsidiary of the Bancorp merged with and into MB Financial, Inc. with MB Financial, Inc. surviving the merger as a subsidiary of the Bancorp. The Bancorp is in the process of integrating the acquired operations into its overall financial reporting process and has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, other than as noted above, there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$2,749	2,681
Other short-term investments(a)	3,556	1,825
Available-for-sale debt and other securities(b)	35,048	32,830
Held-to-maturity securities(c)	21	18
Trading debt securities	325	287
Equity securities	426	452
Loans and leases held for sale(d)	692	607
Portfolio loans and leases(a)(e)	109,842	95,265
Allowance for loan and lease losses(a)	(1,115)	(1,103)
Portfolio loans and leases, net	108,727	94,162
Bank premises and equipment(f)	2,092	1,861
Operating lease equipment	908	518
Goodwill	4,321	2,478
Intangible assets	218	40
Servicing rights	1,141	938
Other assets(a)	7,629	7,372
Total Assets	$167,853	146,069
Liabilities
Deposits:
Noninterest-bearing deposits	$35,963	32,116
Interest-bearing deposits	87,701	76,719
Total deposits	123,664	108,835
Federal funds purchased	2,630	1,925
Other short-term borrowings	1,329	573
Accrued taxes, interest and expenses	2,242	1,562
Other liabilities(a)	2,661	2,498
Long-term debt(a)	15,483	14,426
Total Liabilities	$148,009	129,819
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,331	1,331
Capital surplus	3,444	2,873
Retained earnings	17,184	16,578
Accumulated other comprehensive income (loss)	409	(112)
Treasury stock(g)	(4,772)	(6,471)
Total Bancorp shareholders’ equity	$19,647	16,250
Noncontrolling interests	197 (i)	-
Total Equity	19,844	16,250
Total Liabilities and Equity	$167,853	146,069
(a)

Includes $39 and $40 of other short-term investments, $573 and $668 of portfolio loans and leases, $(3) and $(4) of ALLL, $3 and $5 of other assets, $1 and $1 of other liabilities, and $510 and $606 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2019 and December 31, 2018, respectively. For further information refer to Note 13.

(b)	Amortized cost of $34,784 and $33,128 at March 31, 2019 and December 31, 2018, respectively.
(c)	Fair value of $21 and $18 at March 31, 2019 and December 31, 2018, respectively.
(d)

Includes $626 and $537 of residential mortgage loans held for sale measured at fair value and $22 and $7 of commercial loans held for sale measured at fair value at March 31, 2019 and December 31, 2018, respectively.

(e)	Includes $190 and $179 of residential mortgage loans measured at fair value at March 31, 2019 and December 31, 2018, respectively.
(f)	Includes $78 and $42 of bank premises and equipment held for sale at March 31, 2019 and December 31, 2018, respectively.
(g)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2019 – 739,406,088 (excludes 184,486,493 treasury shares), December 31, 2018 – 646,630,857 (excludes 277,261,724 treasury shares).

(h)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2019 and December 31, 2018; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2019 and December 31, 2018; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2019 and December 31, 2018; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at March 31, 2019 and December 31, 2018.

(i)	Includes $197 of Series C, 6% perpetual non-cumulative preferred stock issued and outstanding by the Bancorp’s subsidiary, MB Financial, Inc.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended March 31,
($ in millions, except share data)		2019	2018
Interest Income
Interest and fees on loans and leases	$	1,143	938
Interest on securities		281	263
Interest on other short-term investments		9	5
Total interest income		1,433	1,206
Interest Expense
Interest on deposits		205	95
Interest on federal funds purchased		12	2
Interest on other short-term borrowings		6	8
Interest on long-term debt		128	105
Total interest expense		351	210
Net Interest Income		1,082	996
Provision for credit losses		90	13
Net Interest Income After Provision for Credit Losses		992	983
Noninterest Income
Service charges on deposits		131	137
Wealth and asset management revenue		112	113
Corporate banking revenue		112	88
Card and processing revenue		79	79
Mortgage banking net revenue		56	56
Other noninterest income		592	460
Securities gains (losses), net		16	(11)
Securities gains (losses), net - non-qualifying hedges on mortgage servicing rights		3	(13)
Total noninterest income		1,101	909
Noninterest Expense
Salaries, wages and incentives		479	447
Employee benefits		131	110
Technology and communications		83	68
Net occupancy expense		75	75
Card and processing expense		31	29
Equipment expense		30	31
Other noninterest expense		268	250
Total noninterest expense		1,097	1,010
Income Before Income Taxes		996	882
Applicable income tax expense		221	181
Net Income		775	701
Less: Net income attributable to noncontrolling interests		-	-
Net Income Attributable to Bancorp		775	701
Dividends on preferred stock		15	15
Net Income Available to Common Shareholders	$	760	686
Earnings per share - basic	$	1.14	0.98
Earnings per share - diluted	$	1.12	0.96
Average common shares outstanding - basic		661,057,120	689,820,295
Average common shares outstanding - diluted		670,685,025	704,100,936

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2019	2018
Net Income	$775	701
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	430	(460)
Reclassification adjustment for net losses included in net income	1	7
Unrealized gains (losses) on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	87	(7)
Reclassification adjustment for net losses (gains) included in net income	2	(1)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1
Other comprehensive income (loss), net of tax	521	(460)
Comprehensive Income	1,296	241
Less: Comprehensive income attributable to noncontrolling interests	-	-
Comprehensive Income Attributable to Bancorp	$1,296	241

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change in accounting principles				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				701			701		701
Other comprehensive loss, net of tax					(460)		(460)		(460)
Cash dividends declared:
Common stock(a)				(110)			(110)		(110)
Preferred stock(b)				(15)			(15)		(15)
Shares acquired for treasury			41			(359)	(318)		(318)
Impact of stock transactions under stock compensation plans, net			(3)			17	14		14
Balance at March 31, 2018	$2,051	1,331	2,828	15,539	(389)	(5,344)	16,016	20	16,036

Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250
Impact of cumulative effect of change in accounting principle(c)				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	-	16,260
Net income				775			775		775
Other comprehensive income, net of tax					521		521		521
Cash dividends declared:
Common stock(a)				(165)			(165)		(165)
Preferred stock(b)				(15)			(15)		(15)
Shares acquired for treasury			(135)			(778)	(913)		(913)
Impact of stock transactions under stock compensation plans, net			(5)			30	25		25
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Other			(1)	1			-		-
Balance at March 31, 2019	$2,051	1,331	3,444	17,184	409	(4,772)	19,647	197	19,844
(a)	Dividends declared per common share were $0.22 and $0.16 for the three months ended March 31, 2019 and 2018, respectively.
(b)

For both the three months ended March 31, 2019 and 2018, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

(c)	Related to the adoption of ASU 2016-02 as of January 1, 2019. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2019	2018
Operating Activities
Net income	$775	701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	90	13
Depreciation, amortization and accretion	89	93
Stock-based compensation expense	54	45
(Benefit from) provision for deferred income taxes	(67)	24
Securities (gains) losses, net	(16)	12
Securities (gains) losses, net - non-qualifying hedges on mortgage servicing rights	(3)	13
MSR fair value adjustment	84	(28)
Net gains on sales of loans and fair value adjustments on loans held for sale	(21)	(16)
Net losses on disposition and impairment of bank premises and equipment	20	8
Net losses on disposition and impairment of operating lease equipment	-	2
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	-	(414)
Gain on sale of Worldpay, Inc. shares	(562)	-
Proceeds from sales of loans held for sale	1,217	1,055
Cash received under operating leases	22	-
Loans originated or purchased for sale, net of repayments	(1,302)	(1,293)
Dividends representing return on equity investments	3	3
Net change in:
Trading and equity securities	60	(74)
Other assets	252	250
Accrued taxes, interest and expenses	(123)	(198)
Other liabilities	(38)	69
Net Cash Provided by Operating Activities	534	265
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	2,719	7,345
Loans and leases	52	57
Bank premises and equipment	2	18
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	439	543
Purchases:
Available-for-sale debt and other securities	(3,644)	(8,605)
Bank premises and equipment	(57)	(48)
MSRs	-	(24)
Proceeds from settlement of BOLI	3	3
Proceeds from sales and dividends representing return of equity investments	998	11
Net cash received (paid) on acquisitions	1,210	(20)
Net change in:
Federal funds sold	35	-
Other short-term investments	(1,678)	1,006
Loans and leases	(1,196)	(122)
Operating lease equipment	(4)	(1)
Net Cash (Used in) Provided by Investing Activities	(1,121)	163
Financing Activities
Net change in:
Deposits	339	2,299
Federal funds purchased	705	4
Other short-term borrowings	408	(2,677)
Dividends paid on common stock	(143)	(112)
Dividends paid on preferred stock	-	(23)
Proceeds from issuance of long-term debt	1,790	645
Repayment of long-term debt	(1,504)	(686)
Repurchase of treasury stock and related forward contract	(913)	(318)
Other	(27)	(36)
Net Cash Provided by (Used in) Financing Activities	655	(904)
Increase (Decrease) in Cash and Due from Banks	68	(476)
Cash and Due from Banks at Beginning of Period	2,681	2,514
Cash and Due from Banks at End of Period	$2,749	2,038

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at fair value unless the investment does not have a readily determinable fair value. The Bancorp accounts for equity investments without a readily determinable fair value using the measurement alternative to fair value, representing the cost of the investment minus impairment recorded, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2018 has been derived from the Bancorp’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period data has been reclassified to conform to current period presentation. Specifically, Fifth Third reclassified the provision for the reserve for unfunded commitments from other noninterest expense to the provision for credit losses.

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2019	2018
Cash Payments:
Interest	$379	247
Income taxes	14	19

Transfers:
Portfolio loans to loans held for sale	38	64
Loans held for sale to portfolio loans	15	34
Portfolio loans to OREO	8	12

Supplemental Disclosures:
Additions to right-of-use assets under operating leases	4	-
Right-of-use assets recognized at adoption of ASU 2016-02	509	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Business Combination

On March 22, 2019, Fifth Third Bancorp completed its acquisition of MB Financial, Inc. in a stock and cash transaction valued at approximately $3.6 billion. MB Financial, Inc. was headquartered in Chicago, Illinois with reported assets of approximately $20 billion and 86 branches as of December 31, 2018 and is the holding company of MB Financial Bank, N.A. The acquisition resulted in a combined company with a larger Chicago market presence and core deposit funding base as well as building scale in a strategically important market.

Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s preferred stock with a fair value of $197 million remains outstanding and is recognized as a noncontrolling interest on the Condensed Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controls 95% of the voting equity interests in MB Financial, Inc. with the remainder attributable to the preferred shareholders’ noncontrolling interest.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of March 31, 2019 due to the timing of the close of the acquisition. Additionally, these fair value estimates, including loans and leases, intangible assets, deposits and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their estimated fair value as of the acquisition date:

($ in millions)
Consideration paid
Cash payments		$469
Fair value of common stock issued		3,121
Stock-based awards		38
Dividend receivable from MB Financial, Inc.		(20)
Total consideration paid		$3,608

Fair value of noncontrolling interest in acquiree		$197

Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases	13,490
Bank premises and equipment	254
Operating lease equipment	403
Intangible assets	183
Servicing rights	263
Other assets	697
Total assets acquired	$17,956
Liabilities
Deposits	$14,489
Other short-term borrowings	348
Accrued taxes, interest and expenses	264
Other liabilities	180
Long-term debt	713
Total liabilities assumed	$15,994

Net identifiable assets acquired		1,962
Goodwill		$1,843

In connection with the acquisition, the Bancorp recognized approximately $1.8 billion of goodwill, of which $15 million relates to 15-year tax deductible goodwill from MB Financial, Inc.’s prior acquisitions. See Note 11 for further information on goodwill recognized and Note 12 for further information on intangible assets acquired in the acquisition of MB Financial, Inc.

The following is a description of the methods used to determine the estimated fair values of significant assets and liabilities presented above.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Cash and due from banks and other short-term investments

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value.

Available-for-sale debt and other securities, held-to-maturity securities and equity securities

Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or DCF methodologies.

Loans and leases held for sale and portfolio loans and leases

Fair values for loans were based on a DCF methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, amortization status and current discount rates. Loans with similar characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and a market participant’s required rate of return to purchase similar assets, including adjustments for liquidity and credit quality when necessary. For PCI loans, the DCF methodology was based on the Bancorp’s estimate of contractual cash flows expected to be collected.

Bank premises and equipment

Fair values for bank premises and equipment were generally based on appraisals of the property values.

Operating lease equipment

Fair values for operating lease equipment were generally developed using the cost approach. The seller’s historical cost was adjusted by cost trend indices relevant to the asset type and vintage to arrive at a current reproduction cost. This reproduction cost was then adjusted for deterioration based on the age and typical life of each class of assets. Residual values were estimated based on analysis of the seller’s historical trends of residual value realization by asset class.

Intangible assets

The core deposit intangible asset represents the value of relationships with deposit customers. The fair value was estimated based on a DCF methodology that considered expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds and the interest costs associated with customer deposits. The core deposit intangible is being amortized on an accelerated basis over its estimated useful life.

Servicing rights

Fair values for servicing rights were estimated using internal option-adjusted spread models with certain unobservable inputs, primarily prepayment speed assumptions, option-adjusted spread and weighted-average lives.

Other assets

Fair values for ROU assets associated with real estate operating leases were based on current market rental rates for similar properties in the same area, discounted at the Bancorp’s incremental borrowing rates as of the acquisition date. Estimates of current market rental rates were generally based on third-party market rent studies performed for each significant property.

Deposits

The fair values for time deposits were estimated using a DCF whereby the contractual remaining cash flows were discounted using market rates currently being offered for time deposits of similar maturities. For transactional deposits, carrying amounts approximate fair value.

Long-term debt

The fair values of long-term debt instruments were estimated based on quoted market prices for identical or similar instruments if available, or by using DCF analyses based on current incremental borrowing rates for similar types of instruments.

Merger-Related Expenses

Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $76 million for the three months ended March 31, 2019.

The following table provides a summary of merger-related expenses recorded in noninterest expense for the three months ended March 31, 2019:

($ in millions)	Merger-Related Expense
Salaries, wages and incentives	$32
Employee benefits	3
Technology and communications	11
Other noninterest expense	30
Total	$76

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Pro Forma Information

Revenue and earnings related to MB Financial, Inc.’s operations included in Fifth Third Bancorp’s Condensed Consolidated Statement of Income from the acquisition date through March 31, 2019, were $16 million of net interest income, $12 million of noninterest income and $13 million of net income attributable to common shareholders, which excludes certain merger-related charges incurred by the Bancorp as part of the acquisition of MB Financial, Inc.

The following table presents unaudited pro forma information as if the acquisition of MB Financial, Inc. had occurred on January 1, 2018. This pro forma information combines the historical condensed consolidated results of operations of Fifth Third Bancorp and MB Financial, Inc. after giving effect to certain adjustments, including purchase accounting fair value adjustments, amortization of intangibles, stock-based compensation expense and acquisition costs, as well as the related income tax effects of those adjustments. The pro forma results also reflect reclassification adjustments to noninterest income and noninterest expense to conform MB Financial, Inc.’s presentation of operating lease income and the related depreciation expense with the Bancorp’s presentation. Direct costs associated with the acquisition are included in pro forma earnings as of January 1, 2018.

The pro forma information does not necessarily reflect the results of operations that would have occurred had Fifth Third Bancorp acquired MB Financial, Inc. on January 1, 2018. Furthermore, cost savings and other business synergies related to the acquisition are also not reflected in the unaudited pro forma amounts for the three months ended March 31, 2019 and 2018.

	Unaudited Pro Forma Information For the three months ended March 31,
($ in millions)	2019	2018
Net interest income	$1,242	1,181
Noninterest income	1,205	1,006
Net income attributable to common shareholders	891	655

Acquired Loans and Leases

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. Generally, the fair value discount or premium on acquired loans and leases is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit impairment (PCI loans), the Bancorp determined at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). This method of accounting for loans acquired with credit impairment does not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on the accounting for PCI loans. The Bancorp has elected to account for loans acquired from MB Financial, Inc., which were not considered impaired but exhibited evidence of credit deterioration since origination, in the same manner as PCI loans.

The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates are considered preliminary as of March 31, 2019 due to the timing of the close of the acquisition.

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,164
Less: Nonaccretable difference	109
Cash flows expected to be collected	1,055
Less: Accretable yield	232
Fair value of loans acquired	$823

For the period from March 22, 2019 to March 31, 2019, accretion of the accretable yield and reclassifications to or from the nonaccretable difference were not material to the Bancorp.

At the MB Financial, Inc. acquisition date, contractual balances on the purchased non-PCI loans and leases totaled $12.9 billion, with a corresponding fair value of $12.7 billion.

Bank Merger and Conversion

As of March 31, 2019, MB Financial, Inc. is the holding company of MB Financial Bank, N.A. and a subsidiary of Fifth Third Bancorp. For further information on a subsequent event related to the bank merger and conversion, refer to Note 27.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Accounting and Reporting Developments

Standards Adopted in 2019

The Bancorp adopted the following new accounting standards effective January 1, 2019:

ASU 2016-02 – Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02 which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use assets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. Subsequent to the issuance of ASU 2016-02, the FASB has issued additional guidance to clarify certain implementation issues and provide transition relief in certain circumstances including ASUs 2018-01 (Land Easement Practical Expedient, issued in January 2018), 2018-10 (Codification Improvements, issued in July 2018), 2018-11 (Targeted Improvements, also issued in July 2018), 2018-20 (Narrow-Scope Improvements for Lessors, issued in December 2018) and 2019-01 (Codification Improvements, issued in March 2019). These subsequent amendments do not change the core principles in the original ASU, but do provide an additional optional transition method which is to initially apply the amended guidance at the adoption date and record a cumulative-effect adjustment to opening retained earnings without retrospective application to prior comparative periods. Entities not electing to use this optional transition method must apply the amended guidance on a modified retrospective basis to all periods presented.

The Bancorp adopted the amended guidance on January 1, 2019, using the optional transition method. The Bancorp initially applied the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date without restating the prior comparative periods. As part of the adoption, the Bancorp has elected certain accounting policies as allowed under the ASU. The Bancorp elected the practical expedients package provided within the new standard, which among other things, permitted the Bancorp not to reassess the lease classification of existing leases. The Bancorp also elected not to use hindsight in evaluating the lease term. Additionally, the Bancorp elected to not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less on the Condensed Consolidated Balance Sheets and elected a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and instead, to account for them as a single lease component. Upon adoption on January 1, 2019, the Bancorp recognized additional ROU assets and lease liabilities of $509 million related to its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption and also recorded a cumulative-effect adjustment to retained earnings of $10 million for the remaining deferred gains on sale-leaseback transactions that occurred prior to January 1, 2019. From a lessor perspective, adoption of the amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements at transition. The required disclosures are included in Note 6, Note 9 and Note 10.

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2019:

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for the Bancorp on January 1, 2020. Early adoption is permitted as of January 1, 2019, but the Bancorp currently expects to adopt on the mandatory effective date. The amended guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp’s implementation process includes data sourcing and validation, loss model development, development of governance processes over economic forecasting, development of a qualitative framework, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls, and overall operational readiness for adoption of the amended guidance, which will continue throughout 2019, including parallel runs for CECL alongside the Bancorp’s current allowance process. The Bancorp is in the process of developing, validating, and implementing models used to estimate credit losses under CECL and expects to complete the validation process for its loan models during 2019.

The Bancorp provides updates to senior leadership, the Audit Committee and the Risk and Compliance Committee of the Board of Directors. These communications provide an update on the status of the implementation project plan and any identified risks.

While the Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio at the time of adoption.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

March 31, 2019 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$796	1	-	797
Obligations of states and political subdivisions securities	6	-	-	6
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,614	177	(102)	15,689
Agency commercial mortgage-backed securities	12,382	181	(50)	12,513
Non-agency commercial mortgage-backed securities	3,338	43	(6)	3,375
Asset-backed securities and other debt securities	2,067	32	(12)	2,087
Other securities(a)	581	-	-	581
Total available-for-sale debt and other securities	$34,784	434	(170)	35,048
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	5	-	-	5
Total held-to-maturity securities	$21	-	-	21
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $137, $442 and $2, respectively, at March 31, 2019, that are carried at cost.

December 31, 2018 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$98	-	(1)	97
Obligations of states and political subdivisions securities	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	16,403	86	(242)	16,247
Agency commercial mortgage-backed securities	10,770	44	(164)	10,650
Non-agency commercial mortgage-backed securities	3,305	9	(47)	3,267
Asset-backed securities and other debt securities	1,998	27	(10)	2,015
Other securities(a)	552	-	-	552
Total available-for-sale debt and other securities	$33,128	166	(464)	32,830
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$18	-	-	18
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2019	December 31, 2018
Trading debt securities	$325	287
Equity securities	426	452

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities gains (losses), net – non-qualifying hedges on MSRs in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2019	2018
Available-for-sale debt and other securities:
Realized gains	$13	35
Realized losses	(14)	(43)
OTTI	-	-
Net realized losses on available-for sale debt and other securities	$(1)	(8)
Total trading debt securities gains (losses)	$3	(13)
Total equity securities gains (losses)(a)	$17	(3)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$19	(24)
(a)	Includes a net unrealized gain of $19 and a net unrealized loss of $2 for the three months ended March 31, 2019 and 2018, respectively.
(b)

Excludes an insignificant amount of securities gains (losses) included in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

At March 31, 2019 and December 31, 2018, investment securities with a fair value of $7.1 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of March 31, 2019 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$821	819	-	-
1-5 years	11,521	11,655	16	16
5-10 years	17,148	17,253	-	-
Over 10 years	4,713	4,740	5	5
Other securities	581	581	-	-
Total	$34,784	35,048	21	21
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2019
U.S. Treasury and federal agency securities	$-	-	74	-	74	-
Obligations of states and political subdivisions	3	-	-	-	3	-
Agency residential mortgage-backed securities	539	(1)	5,737	(101)	6,276	(102)
Agency commercial mortgage-backed securities	358	(2)	2,992	(48)	3,350	(50)
Non-agency commercial mortgage-backed securities	-	-	685	(6)	685	(6)
Asset-backed securities and other debt securities	435	(7)	191	(5)	626	(12)
Total	$1,335	(10)	9,679	(160)	11,014	(170)
December 31, 2018
U.S. Treasury and federal agency securities	$-	-	97	(1)	97	(1)
Agency residential mortgage-backed securities	3,235	(21)	7,892	(221)	11,127	(242)
Agency commercial mortgage-backed securities	2,022	(37)	5,260	(127)	7,282	(164)
Non-agency commercial mortgage-backed securities	884	(6)	1,621	(41)	2,505	(47)
Asset-backed securities and other debt securities	314	(6)	241	(4)	555	(10)
Total	$6,455	(70)	15,111	(394)	21,566	(464)

At both March 31, 2019 and December 31, 2018, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. The Bancorp’s commercial loan and lease portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 7.

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

	March 31,	December 31,
($ in millions)	2019	2018
Loans and leases held for sale:
Commercial and industrial loans	$63	67
Commercial mortgage loans	3	3
Residential mortgage loans	626	537
Total loans and leases held for sale	$692	607
Portfolio loans and leases:
Commercial and industrial loans	$51,862	44,340
Commercial mortgage loans	10,686	6,974
Commercial construction loans	5,231	4,657
Commercial leases	3,909	3,600
Total commercial loans and leases	$71,688	59,571
Residential mortgage loans	$16,811	15,504
Home equity	6,435	6,402
Indirect secured consumer loans	10,031	8,976
Credit card	2,388	2,470
Other consumer loans	2,489	2,342
Total consumer loans	$38,154	35,694
Total portfolio loans and leases	$109,842	95,265

Portfolio loans and leases are recorded net of unearned income, which totaled $491 million as of March 31, 2019 and $479 million as of December 31, 2018. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net discount of $130 million and a net premium of $296 million as of March 31, 2019 and December 31, 2018, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $16.8 billion and $13.1 billion at March 31, 2019 and December 31, 2018, respectively, pledged at the FHLB, and loans of $42.4 billion and $42.6 billion at March 31, 2019 and December 31, 2018, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
	March 31,	December 31,	March 31,		December 31,
($ in millions)	2019	2018	2019		2018
Commercial and industrial loans	$51,925	44,407	15		4
Commercial mortgage loans	10,689	6,977	20		2
Commercial construction loans	5,231	4,657	-		-
Commercial leases	3,909	3,600	-		-
Residential mortgage loans	17,437	16,041	48		38
Home equity	6,435	6,402	1		-
Indirect secured consumer loans	10,031	8,976	9		12
Credit card	2,388	2,470	38		37
Other consumer loans	2,489	2,342	1		-
Total loans and leases	$110,534	95,872	132	(a)	93
Less: Loans and leases held for sale	$692	607
Total portfolio loans and leases	$109,842	95,265
(a)	Total portfolio loans and leases 90 days past due and still accruing reflect a decrease of $4 million which occurred after the Bancorp’s Form 8-K was filed on April 23, 2019.

The following table presents a summary of net charge-offs (recoveries) for the three months ended March 31:

($ in millions)	2019	2018
Commercial and industrial loans	$18	28
Commercial mortgage loans	(1)	1
Residential mortgage loans	1	3
Home equity	3	5
Indirect secured consumer loans	13	11
Credit card	33	25
Other consumer loans	10	8
Total net charge-offs	$77	81

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. Leases are classified as sales-type if the Bancorp transfers control of the underlying asset to the lessee. The Bancorp classifies leases that do not meet any of the criteria for a sales-type lease as a direct financing lease if the present value of the sum of the lease payments and any residual value guaranteed by the lessee and/or any other third party equals or exceeds substantially all of the fair value of the underlying asset and the collection of the lease payments and residual value guarantee is probable.

The following table presents the components of the net investment in leases as of:

($ in millions)	March 31, 2019(a)
Net investment in direct financing leases:
Lease payment receivable (present value)	$2,992
Unguaranteed residual assets (present value)	261
Net discount on acquired leases	(12)
Deferred selling profits	-
Net investment in sales-type leases:
Lease payment receivable (present value)	94
Unguaranteed residual assets (present value)	4
Net discount on acquired leases	(1)
(a)	Excludes $571 of leveraged leases at March 31, 2019.

The following table presents the components of the commercial lease financing portfolio as of:

($ in millions)	December 31, 2018
Rentals receivable, net of principal and interest on nonrecourse debt	$3,256
Estimated residual value of leased assets	804
Initial direct cost, net of amortization	19
Gross investment in commercial lease financing	4,079
Unearned income	(479)
Net investment in commercial lease financing	$3,600

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 was $22 million for direct financing leases and immaterial for sale-type leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2019 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2019	$732	18
2020	749	17
2021	541	17
2022	441	16
2023	278	18
2024	192	12
Thereafter	271	8
Total undiscounted cash flows	$3,204	106
Less: Difference between undiscounted cash flows and discounted cash flows	212	12
Present value of lease payments (recognized as lease receivables)	$2,992	94

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with lessee and other factors that impact the residual value to assess for impairment. At March 31, 2019, the Bancorp maintained an allowance of $20 million to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Please refer to Note 7 for additional information on credit quality and the allowance for loan and lease losses.

At December 31, 2018, the Bancorp maintained an allowance of $18 million to cover the losses related to the minimum lease payments. Any declines in residual value that were deemed to be other-than-temporary were recognized as a loss and included as a component of corporate banking revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(20)	(2)	(86)	-	(108)
Recoveries of losses previously charged-off(a)	3	1	27	-	31
Provision for (benefit from) loan and lease losses	26	(1)	62	2	89
Balance, end of period	$654	79	270	112	1,115

(a) For the three months ended March 31, 2019, the Bancorp recorded $11 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off	(35)	(4)	(64)	-	(103)
Recoveries of losses previously charged-off	6	1	15	-	22
Provision for (benefit from) loan and lease losses	(11)	3	37	(6)	23
Balance, end of period	$713	89	222	114	1,138

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$62	60	38	-	160
Collectively evaluated for impairment	592	19	232	-	843
Unallocated	-	-	-	112	112
Total ALLL	$654	79	270	112	1,115
Portfolio loans and leases:(b)
Individually evaluated for impairment	$346	734	272	-	1,352
Collectively evaluated for impairment	70,659	15,768	21,050	-	107,477
Purchased credit impaired	683	119	21	-	823
Total portfolio loans and leases	$71,688	16,621	21,343	-	109,652
(a)	Includes $1 related to leveraged leases at March 31, 2019.
(b)	Excludes $190 of residential mortgage loans measured at fair value and includes $571 of leveraged leases, net of unearned income at March 31, 2019.

As of December 31, 2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$42	61	38	-	141
Collectively evaluated for impairment	603	20	229	-	852
Unallocated	-	-	-	110	110
Total ALLL	$645	81	267	110	1,103
Portfolio loans and leases:(b)
Individually evaluated for impairment	$277	736	278	-	1,291
Collectively evaluated for impairment	59,294	14,589	19,912	-	93,795
Total portfolio loans and leases	$59,571	15,325	20,190	-	95,086
(a)	Includes $1 related to leveraged leases at December 31, 2018.
(b)	Excludes $179 of residential mortgage loans measured at fair value and includes $624 of leveraged leases, net of unearned income at December 31, 2018.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2019 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$49,621	995	1,209	37	51,862
Commercial mortgage owner-occupied loans	4,133	71	208	-	4,412
Commercial mortgage nonowner-occupied loans	5,924	102	248	-	6,274
Commercial construction loans	5,186	36	9	-	5,231
Commercial leases	3,809	38	62	-	3,909
Total commercial loans and leases	$68,673	1,242	1,736	37	71,688

As of December 31, 2018 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$42,695	779	853	13	44,340
Commercial mortgage owner-occupied loans	3,122	23	139	-	3,284
Commercial mortgage nonowner-occupied loans	3,632	27	31	-	3,690
Commercial construction loans	4,657	-	-	-	4,657
Commercial leases	3,475	72	53	-	3,600
Total commercial loans and leases	$57,581	901	1,076	13	59,571

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	March 31, 2019		December 31, 2018
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$16,596	25	15,303	22
Home equity	6,355	80	6,332	70
Indirect secured consumer loans	10,028	3	8,975	1
Credit card	2,361	27	2,444	26
Other consumer loans	2,487	2	2,341	1
Total residential mortgage and consumer loans(a)	$37,827	137	35,395	120
(a)	Excludes $190 and $179 of residential mortgage loans measured at fair value at March 31, 2019 and December 31, 2018, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current Loans and Leases(b)(c)	Past Due				90 Days Past Due and Still Accruing
		30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases
As of March 31, 2019 ($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$51,737	53	72	125	51,862	15
Commercial mortgage owner-occupied loans	4,384	16	12	28	4,412	8
Commercial mortgage nonowner-occupied loans	6,256	3	15	18	6,274	12
Commercial construction loans	5,230	1	-	1	5,231	-
Commercial leases	3,904	5	-	5	3,909	-
Residential mortgage loans(a)	16,512	36	73	109	16,621	48
Consumer loans:
Home equity	6,300	78	57	135	6,435	1
Indirect secured consumer loans	9,907	110	14	124	10,031	9
Credit card	2,301	44	43	87	2,388	38
Other consumer loans	2,468	18	3	21	2,489	1
Total portfolio loans and leases(a)	$108,999	364	289	653	109,652	132	(d)
(a)	Excludes $190 of residential mortgage loans measured at fair value at March 31, 2019.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2019, $97 of these loans were 30-89 days past due and $262 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.
(d)	Total portfolio loans and leases 90 days past due and still accruing reflect a decrease of $4 million which occurred after the Bancorp’s Form 8-K was filed on April 23, 2019.

	Current Loans and Leases(b)(c)	Past Due				90 Days Past Due and Still Accruing
		30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases
As of December 31, 2018 ($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$44,213	32	95	127	44,340	4
Commercial mortgage owner-occupied loans	3,277	1	6	7	3,284	2
Commercial mortgage nonowner-occupied loans	3,688	1	1	2	3,690	-
Commercial construction loans	4,657	-	-	-	4,657	-
Commercial leases	3,597	1	2	3	3,600	-
Residential mortgage loans(a)	15,227	37	61	98	15,325	38
Consumer loans:
Home equity	6,280	71	51	122	6,402	-
Indirect secured consumer loans	8,844	119	13	132	8,976	12
Credit card	2,381	47	42	89	2,470	37
Other consumer loans	2,323	17	2	19	2,342	-
Total portfolio loans and leases(a)	$94,487	326	273	599	95,086	93
(a)	Excludes $179 of residential mortgage loans measured at fair value at December 31, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, $90 of these loans were 30-89 days past due and $195 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of March 31, 2019 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$246	206		53
Commercial mortgage owner-occupied loans	9	9		1
Commercial mortgage nonowner-occupied loans	2	1		-
Commercial leases	25	24		8
Restructured residential mortgage loans	457	454		60
Restructured consumer loans:
Home equity	144	143		23
Indirect secured consumer loans	5	5		1
Credit card	46	44		14
Total impaired portfolio loans and leases with a related ALLL	$934	886		160
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$84	77		-
Commercial mortgage owner-occupied loans	18	18		-
Commercial mortgage nonowner-occupied loans	11	11		-
Restructured residential mortgage loans	297	280		-
Restructured consumer loans:
Home equity	80	79		-
Indirect secured consumer loans	2	1		-
Total impaired portfolio loans with no related ALLL	$492	466		-
Total impaired portfolio loans and leases	$1,426	1,352	(a)	160
(a)

Includes $59, $724 and $226, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $159, $10 and $46, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at March 31, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2018 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$156	107		34
Commercial mortgage owner-occupied loans	2	2		1
Commercial mortgage nonowner-occupied loans	2	1		-
Commercial leases	23	22		7
Restructured residential mortgage loans	465	462		61
Restructured consumer loans:
Home equity	146	145		22
Indirect secured consumer loans	5	4		1
Credit card	47	44		15
Total impaired portfolio loans and leases with a related ALLL	$846	787		141
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$137	125		-
Commercial mortgage owner-occupied loans	9	9		-
Commercial mortgage nonowner-occupied loans	11	11		-
Restructured residential mortgage loans	292	274		-
Restructured consumer loans:
Home equity	85	83		-
Indirect secured consumer loans	2	2		-
Total impaired portfolio loans with no related ALLL	$536	504		-
Total impaired portfolio loans and leases	$1,382	1,291	(a)	141
(a)

Includes $60, $724 and $237, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $147, $12 and $41, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2018.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended March 31, 2019		For the three months ended March 31, 2018
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$258	2	497	5
Commercial mortgage owner-occupied loans	19	-	22	-
Commercial mortgage nonowner-occupied loans	13	-	34	-
Commercial leases	23	1	6	-
Restructured residential mortgage loans	734	7	665	6
Restructured consumer loans:
Home equity	224	3	258	3
Indirect secured consumer loans	6	-	9	-
Credit card	44	1	48	1
Total average impaired portfolio loans and leases	$1,321	14	1,539	15

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	March 31, 2019	December 31, 2018
Commercial loans and leases:
Commercial and industrial loans	$260	193
Commercial mortgage owner-occupied loans	28	11
Commercial mortgage nonowner-occupied loans	3	2
Commercial leases	22	22
Total nonaccrual portfolio commercial loans and leases	313	228
Residential mortgage loans	25	22
Consumer loans:
Home equity	80	69
Indirect secured consumer loans	3	1
Credit card	27	27
Other consumer loans	2	1
Total nonaccrual portfolio consumer loans	112	98
Total nonaccrual portfolio loans and leases(a)(b)	$450	348
OREO and other repossessed property	48	47
Total nonperforming portfolio assets(a)(b)	$498	395
(a)	Excludes $14 and $16 of nonaccrual loans held for sale at March 31, 2019 and December 31, 2018, respectively.
(b)

Includes $11 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2019 and December 31, 2018, respectively, of which $6 and $2 are restructured nonaccrual government insured commercial loans at March 31, 2019 and December 31, 2018, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $214 million and $153 million as of March 31, 2019 and December 31, 2018, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk or, in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $29 million and $66 million, respectively, as of March 31, 2019 compared with $24 million and $67 million, respectively, as of December 31, 2018.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2019 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	13	$ 34	(5)	-
Commercial mortgage owner-occupied loans	3	4	-	-
Residential mortgage loans	136	18	-	-
Consumer loans:
Home equity	21	1	-	-
Indirect secured consumer loans	29	-	-	-
Credit card	1,409	8	2	1
Total portfolio loans	1,611	$ 65	(3)	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	12	$ 72	13	-
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	247	33	1	-
Consumer loans:
Home equity	25	2	-	-
Indirect secured consumer loans	20	-	-	-
Credit card	1,965	10	2	-
Total portfolio loans	2,271	$ 117	16	-
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the ALLL include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, indirect secured consumer loan or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes an ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2019 and 2018 and were within 12 months of the restructuring date:

March 31, 2019 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$16
Residential mortgage loans	76	12
Consumer loans:
Home equity	4	-
Credit card	283	2
Total portfolio loans	365	$30
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2018 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	1	$1
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	48	7
Consumer loans:
Home equity	2	-
Credit card	242	1
Total portfolio loans	295	$9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2019	December 31, 2018
Land and improvements(a)	$660	586
Buildings(a)	1,590	1,547
Equipment	2,053	1,987
Leasehold improvements	422	403
Construction in progress(a)	98	81
Bank premises and equipment held for sale:
Land and improvements	47	25
Buildings	27	14
Equipment	4	3
Accumulated depreciation and amortization	(2,809)	(2,785)
Total bank premises and equipment	$2,092	1,861
(a)

At March 31, 2019 and December 31, 2018, land and improvements, buildings and construction in progress included $57 and $55, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of March 31, 2019, the Bancorp has closed 31 branches under the 2018 Branch Optimization Plan. During the first quarter of 2019 the Bancorp identified an additional 21 branches that will be closed in the second half of 2019. As part of the adoption of the 2018 Branch Optimization Plan, the Bancorp has also elected to sell 21 parcels of land which had previously been held for future branch expansion.

As a result of the MB Financial, Inc. acquisition as of March 31, 2019, the Bancorp has identified 46 branches in the Chicago market that are expected to be closed in the second half of 2019. These 46 branches, which are not part of the 2018 Branch Optimization Plan, are in addition to the branch in the Chicago market that the Bancorp closed in November 2018. These 46 branches include 9 branches with a fair value, less cost to sell, of $10 million that were acquired from MB Financial, Inc. and classified as held for sale by the Bancorp at March 31, 2019. In addition to the identified branches, the Bancorp has identified 10 other non-branch locations with a fair value, less cost to sell, of $11 million that were acquired from MB Financial, Inc. and classified as held for sale by the Bancorp at March 31, 2019.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $20 million and $8 million for the three months ended March 31, 2019 and 2018, respectively. The first quarter of 2019 impairment charge included $14 million associated with Fifth Third branches in the Chicago market that have been assessed for impairment as a result of the MB Financial, Inc. acquisition and $3 million associated with the additional 21 branches identified for closure during the first quarter of 2019 under the 2018 Branch Optimization Plan. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Operating Lease Equipment

Operating lease equipment was $908 million and $518 million at March 31, 2019 and December 31, 2018, respectively. Lease income relating to lease payments for operating leases was $21 million and $23 million for the three months ended March 31, 2019 and 2018, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize impairment losses associated with operating lease assets for the three months ended March 31, 2019 and recognized $2 million of impairment losses for the three months ended March 31, 2018. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2019 through 2024 and thereafter:

As of March 31, 2019 ($ in millions)	Undiscounted Cash Flows
Remainder of 2019	$139
2020	140
2021	109
2022	81
2023	60
2024	37
Thereafter	68
Total operating lease payments	$634

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Lease Obligations - Lessee

The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. Substantially all of the Bancorp’s leases include options to renew and the exercise of lease renewal options is at the Bancorp’s discretion. At the lease commencement date, the Bancorp assesses whether it is reasonably certain to exercise the renewal option by considering all economic factors relevant to the contract. If the Bancorp is reasonably certain to exercise the option, the renewal period is included in the lease term in measuring the right-of-use asset and lease liability at the commencement of the lease.

The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants. The Bancorp has elected not to recognize leases with an initial term of 12 months or less (“short-term leases”) on the Condensed Consolidated Balance Sheets.

The Bancorp recognizes lease costs associated with operating leases in the Condensed Consolidated Statements of Income on a straight-line basis over the remaining lease term unless there is another systematic and rational basis that better reflects how the benefits of the underlying asset are consumed over the lease term. Variable lease payments associated with operating leases are recognized in the period in which the obligation for those payments is incurred.

After the commencement of a finance lease, the Bancorp measures its lease liability by using the effective interest method such that the liability is increased for interest based on the discount rate that is implicit in the lease, or the Bancorp’s incremental borrowing rate if the implicit rate cannot be readily determined, offset by a decrease in the liability resulting from the periodic lease payments. The right-of-use asset associated with a finance lease is amortized on a straight-line basis unless there is another systematic and rational basis that better reflects how the benefits of the underlying asset are consumed over the lease term. The period over which the right-of-use asset is amortized is generally the lesser of the remaining lease term or the remaining useful life of the leased asset. Variable lease payments associated with finance leases are recognized in the period in which the obligation for those payments is incurred.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$475
Finance lease right-of-use assets	Bank premises and equipment	17
Total right-of-use assets(a)		$492
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$545
Finance lease liabilities	Long-term debt	17
Total lease liabilities		$562
(a)	Finance and operating lease right-of-use assets are recorded net of accumulated amortization of $18 and $22 as of March 31, 2019, respectively.

The following table presents the components of lease costs for the three months ended:

($ in millions)	Condensed Consolidated Statements of Income Caption	March 31, 2019
Lease costs
Amortization of right-of-use assets	Net occupancy and equipment expense	$1
Interest on lease liabilities	Interest on long-term debt	-
Total finance lease costs		$1
Operating lease cost	Net occupancy expense	$22
Short-term lease cost	Net occupancy expense	-
Variable lease cost	Net occupancy expense	8
Sublease income	Net occupancy expense	(1)
Total operating lease costs		$29
Total lease costs		$30

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of March 31, 2019 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2019	$75	4	79
2020	88	5	93
2021	75	4	79
2022	67	4	71
2023	59	-	59
2024	51	-	51
Thereafter	225	2	227
Total undiscounted cash flows	$640	19	659
Less: Difference between undiscounted cash flows and discounted cash flows	(95)	(2)	(97)
Present value of lease liabilities	$545	17	562

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9.09
Finance leases	4.59
Weighted-average discount rate
Operating leases	3.28%
Finance leases	5.83

The following table presents information related to lease transactions for the three months ended:

($ in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$21
Operating cash flows from finance leases	-
Financing cash flows from finance leases	1

(Gains) and losses on sale and leaseback transactions, net	-
(a)	The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Goodwill

Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. On March 22, 2019 the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded $1.8 billion of goodwill. Due to the timing of the acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill is presented as part of General Corporate and Other as of March 31, 2019.

Changes in the net carrying amount of goodwill, by reporting unit, for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$1,363	1,655	215	177	-	3,410
Accumulated impairment losses	(750)	-	(215)	-	-	(965)
Net carrying value as of December 31, 2017	$613	1,655	-	177	-	2,445
Acquisition activity	17	-	-	16	-	33
Net carrying value as of December 31, 2018	$630	1,655	-	193	-	2,478
Acquisition activity	-	-	-	-	1,843	1,843
Net carrying value as of March 31, 2019	$630	1,655	-	193	1,843	4,321

12. Intangible Assets

Intangible assets consist of core deposit intangibles, customer relationships, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives.

On March 22, 2019, the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded a $183 million core deposit intangible asset with a weighted-average amortization period of 6.8 years. The fair value of the core deposit intangible is preliminary and subject to change as additional information becomes available. Due to the timing of the acquisition, the Bancorp is in the process of identifying and valuing other intangible assets acquired in the MB Financial, Inc. transaction.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2019
Core deposit intangibles	$216	(31)	185
Customer relationships	31	(3)	28
Non-compete agreements	13	(11)	2
Other	5	(2)	3
Total intangible assets	$265	(47)	218
As of December 31, 2018
Core deposit intangibles	$34	(30)	4
Customer relationships	32	(3)	29
Non-compete agreements	14	(11)	3
Other	7	(3)	4
Total intangible assets	$87	(47)	40

As of March 31, 2019, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $3 million and $1 million for the three months ended March 31, 2019 and 2018, respectively. The Bancorp’s projections of amortization expense shown in the following table is based on existing balances as of March 31, 2019. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2019 through 2023 is as follows:

($ in millions)	Total
Remainder of 2019	$42
2020	47
2021	39
2022	30
2023	22

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	March 31, 2019	December 31, 2018
Assets:
Other short-term investments	$39	40
Indirect secured consumer loans	573	668
ALLL	(3)	(4)
Other assets	3	5
Total assets	$612	709
Liabilities:
Other liabilities	$1	1
Long-term debt	510	606
Total liabilities	$511	607

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

For further information on a subsequent event related to automobile loan securitizations, refer to Note 27.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,202	386	1,202
Private equity investments	86	-	165
Loans provided to VIEs	2,335	-	3,672
Lease pool entities	67	-	67

December 31, 2018 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,198	376	1,198
Private equity investments	41	-	73
Loans provided to VIEs	2,331	-	3,617

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. As a limited partner/investor member, the Bancorp has no substantive kick-out or substantive participating rights over the managing member. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

At both March 31, 2019 and December 31, 2018, the Bancorp’s CDC investments included $1.1 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $384 million and $374 million at March 31, 2019 and December 31, 2018, respectively. The unfunded commitments as of March 31, 2019 are expected to be funded from 2019 to 2034.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated	For the three months ended March 31,
($ in millions)	Statements of Income Caption(a)	2019	2018
Proportional amortization	Applicable income tax expense	$37	41
Tax credits and other benefits	Applicable income tax expense	(44)	(52)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2019 and 2018.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at March 31, 2019 and December 31, 2018, the unfunded commitment amounts to the funds were $79 million and $32 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $1 million and $3 million during the three months ended March 31, 2019 and 2018, respectively. The Bancorp recognized zero and $4 million of OTTI associated with certain nonconforming investments affected by the Volcker Rule during the three months ended March 31, 2019 and 2018, respectively. Refer to Note 25 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of both March 31, 2019 and December 31, 2018, the Bancorp’s unfunded commitments to these entities were $1.3 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Lease pool entities

As a result of the acquisition of MB Financial, Inc., the Bancorp co-invested with other unrelated leasing companies in three LLCs designed for the purpose of purchasing pools of residual interests in leases which have been originated or purchased by the other investing member. For each LLC, the leasing company is the managing member and has full authority over the day-to-day operations of the entity. While the Bancorp holds more than 50% of the equity interests in each LLC, the operating agreements require both members to consent to significant corporate actions, such as liquidating the entity or removing the manager. In addition, the Bancorp has a preference with regards to distributions such that all of the Bancorp’s equity contribution for each pool must be distributed, plus a pre-defined rate of return, before the other member may receive distributions. The leasing company is also entitled to the return of its investment plus a pre-defined rate of return before any residual profits are distributed to the members.

The lease pool entities are primarily subject to risk of losses on the lease residuals purchased. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the entities. This power is held by the leasing company, who as managing member controls the servicing of the leases and collection of the proceeds on the residual interests.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three months ended March 31, 2019 and 2018. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended
	March 31,

($ in millions)	2019	2018
Residential mortgage loan sales(a)	$1,162	1,000

Origination fees and gains on loan sales	25	24
Gross mortgage servicing fees	55	53
(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2019	2018
Balance, beginning of period	$938	858
Servicing rights originated - residential mortgage loans	24	16
Servicing rights acquired - residential mortgage loans	-	24
Servicing rights obtained in acquisition - residential mortgage loans	263	-
Changes in fair value:
Due to changes in inputs or assumptions(a)	(57)	57
Other changes in fair value(b)	(27)	(29)
Balance, end of period	$1,141	926
(a)	Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended
	March 31,
($ in millions)	2019	2018
Securities gains (losses), net - non-qualifying hedges on MSRs	$3	(13)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	60	(49)
MSR fair value adjustment(a)	(84)	28
(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2019 and 2018 were as follows:

		March 31, 2019			March 31, 2018
	Rate	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.5	13.5%	490	7.0	9.1%	549
Servicing rights	Adjustable	-	-	-	2.6	30.0	637

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2019 and December 31, 2018, the Bancorp serviced $83.9 billion and $63.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2019, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment				OAS
				Speed Assumption				Spread Assumption
								OAS Spread	Impact of
			Weighted-		Impact of Adverse Change				Adverse Change
		Fair	Average Life		on Fair Value				on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$1,128	5.9	11.2%	$(42)	(81)	(184)	538	$(22)	(43)
Servicing rights	Adjustable	13	3.5	23.1	(1)	(2)	(4)	884	-	(1)

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2019 and December 31, 2018, the balance of collateral held by the Bancorp for derivative assets was $524 million and $481 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $345 million and $249 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $10 million and $3 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2019 and December 31, 2018, the balance of collateral posted by the Bancorp for derivative liabilities was $779 million and $551 million, respectively. Additionally, as of March 31, 2019 and December 31, 2018, $33 million and $23 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2019 and December 31, 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit-risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

			Fair Value

	Notional		Derivative	Derivative
March 31, 2019 ($ in millions)	Amount		Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455		308	3
Total fair value hedges			308	3
Cash flow hedges:
Interest rate floors related to C&I loans	3,000		71	-
Interest rate swaps related to C&I loans	8,000		20	48
Total cash flow hedges			91	48
Total derivatives designated as qualifying hedging instruments			399	51
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	11,755		81	15
Forward contracts related to residential mortgage loans held for sale	1,009		-	8
Swap associated with the sale of Visa, Inc. Class B Shares	2,573		-	143
Foreign exchange contracts	167		1	-
Forward contracts related to FHLB advances	4		-	-
Total free-standing derivatives - risk management and other business purposes			82	166
Free-standing derivatives - customer accommodation:
Interest rate contracts	63,445		357	367
Interest rate lock commitments	555		11	-
Commodity contracts	6,862		190	170
TBA securities	24		-	-
Foreign exchange contracts	14,069		138	126
Total free-standing derivatives - customer accommodation			696	663
Total derivatives not designated as qualifying hedging instruments			778	829
Total		$	1,177	880

			Fair Value

	Notional		Derivative	Derivative
December 31, 2018 ($ in millions)	Amount		Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455		262	2
Total fair value hedges			262	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000		69	-
Interest rate swaps related to C&I loans	8,000		15	27
Total cash flow hedges			84	27
Total derivatives designated as qualifying hedging instruments			346	29
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,045		40	14
Forward contracts related to residential mortgage loans held for sale	926		-	8
Swap associated with the sale of Visa, Inc. Class B Shares	2,174		-	125
Foreign exchange contracts	133		4	-
Total free-standing derivatives - risk management and other business purposes			44	147
Free-standing derivatives - customer accommodation:
Interest rate contracts	55,012		262	278
Interest rate lock commitments	407		7	-
Commodity contracts	6,511		307	278
TBA securities	18		-	-
Foreign exchange contracts	13,205		148	142
Total free-standing derivatives - customer accommodation			724	698
Total derivatives not designated as qualifying hedging instruments			768	845
Total		$	1,114	874

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2019, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2019, that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months
	Statements of	ended March 31,
($ in millions)	Income Caption	2019	2018
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$54	(63)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(53)	64

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:
	Condensed Consolidated
($ in millions)	Balance Sheets Caption	March 31, 2019
Carrying amount of the hedged items	Long-term debt	$4,044
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	(307)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2019, all hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2019, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 69 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, $249 million and $160 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2019, $12 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2019.

During the three months ended March 31, 2019 and 2018, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended
	March 31,
($ in millions)	2019	2018
Amount of pre-tax net gains (losses) recognized in OCI	$110	(9)
Amount of pre-tax net (losses) gains reclassified from OCI into net income	(2)	1

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

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 25 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated	For the three months
	Statements of	ended March 31,
($ in millions)	Income Caption	2019	2018
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$-	-
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	60	(49)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(2)	2
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(31)	(39)

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue or other noninterest income in the Condensed Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2019 and December 31, 2018, the total notional amount of the risk participation agreements was $4.8 billion and $4.0 billion, respectively, and the fair value was a liability of $9 million and $8 million at March 31, 2019 and December 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2019, the risk participation agreements had a weighted-average remaining life of 3.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2019	2018
Pass	$4,700	3,919
Special mention	105	79
Substandard	4	4
Total	$4,809	4,002

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months
	Condensed Consolidated		ended March 31,
($ in millions)	Statements of Income Caption		2019	2018
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	6	7
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(7)	-
Interest rate lock commitments	Mortgage banking net revenue		24	13
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		1	2
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		12	14
Foreign exchange contracts for customers (contract revenue)	Other noninterest income		4	(2)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		-	1

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

The following tables provide a summary of offsetting derivative financial instruments:
	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of March 31, 2019 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,166	(430)	(352)	384
Total assets	1,166	(430)	(352)	384

Liabilities:
Derivatives	880	(430)	(246)	204
Total liabilities	$880	(430)	(246)	204
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of December 31, 2018 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,107	(410)	(348)	349
Total assets	1,107	(410)	(348)	349

Liabilities:
Derivatives	874	(410)	(123)	341
Total liabilities	$874	(410)	(123)	341
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

	March 31,	December 31,
($ in millions)	2019	2018
Securities sold under repurchase agreements	$671	302
FHLB advances	300	-
Derivative collateral	282	271
Other	76	-
Total other short-term borrowings	$1,329	573

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2019 and December 31, 2018, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

17. Long-Term Debt

On January 25, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes, with a maturity of five years, due on January 25, 2024. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.

On February 1, 2019, Fifth Third Bank issued and sold, under its bank notes program, $300 million of senior floating-rate notes, with a maturity of three years, due on February 1, 2022. Interest on the floating-rate notes is 3-month LIBOR plus 64 bps. These notes will be redeemable by Fifth Third Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.

18. Capital Actions

Accelerated Share Repurchase Transaction

During the three months ended March 31, 2019, the Bancorp entered into an accelerated share repurchase transaction. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement will be based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction which was entered into during the three months ended March 31, 2019:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement		Total Shares Repurchased		Settlement Date
March 27, 2019	$913	31,779,280		(a)		(a)	(a)
(a)

This accelerated share repurchase transaction consists of two supplemental confirmations each with a notional amount of $456.5 million. The settlement of the transaction is expected to occur on or before June 28, 2019.

For further information on a subsequent event related to capital actions, refer to Note 27.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	March 31,	December 31,
($ in millions)	2019	2018
Commitments to extend credit	$75,434	70,415
Letters of credit	2,196	2,041
Forward contracts related to residential mortgage loans held for sale	1,009	926
Purchase obligations	122	126
Capital commitments for private equity investments	79	32
Capital expenditures	46	45

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2019 and December 31, 2018, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $133 million and $131 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2019	2018
Pass	$74,705	69,928
Special mention	421	271
Substandard	308	216
Total commitments to extend credit	$75,434	70,415

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2019:

($ in millions)
Less than 1 year(a)	$1,247
1 - 5 years(a)	947
Over 5 years	2
Total letters of credit	$2,196
(a)	Includes $20 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2019 and December 31, 2018, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% and 60% of the total standby letters of credit were collateralized as of March 31, 2019 and December 31, 2018, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $24 million and $17 million at March 31, 2019 and December 31, 2018, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2019	2018
Pass	$2,045	1,905
Special mention	30	10
Substandard	121	126
Total letters of credit	$2,196	2,041

At March 31, 2019 and December 31, 2018, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2019 and December 31, 2018, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $447 million and $487 million, respectively, of which FTS acted as the remarketing agent to issuers on $441 million and $481 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $248 million and $256 million of the VRDNs remarketed by FTS, in addition to $6 million in VRDNs remarketed by third parties at both March 31, 2019 and December 31, 2018. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $1 million and $9 million of these VRDNs in its portfolio and classified them as trading securities at March 31, 2019 and December 31, 2018, respectively.

Forward contracts related to residential mortgage loans held for sale

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table for all periods presented.

Other commitments

The Bancorp has entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 20 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million and $6 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2019 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended March 31, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $9 million and $2 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2019 and 2018 were $18 million and $5 million, respectively. Total outstanding repurchase demand inventory was $6 million and $1 million at March 31, 2019 and December 31, 2018, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,

($ in millions)	2019	2018
Balance, beginning of period	$6	9
Net additions (reductions) to the reserve	2	(1)
Balance, end of period	$8	8

The following tables provide a rollforward of unresolved claims by claimant type for the three months ended:

	GSE		Private Label

March 31, 2019 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	9	$1	1	$ -
New demands	95	18	-	-
Resolved demands	(71)	(13)	(1)	-
Balance, end of period	33	$6	-	$ -

	GSE		Private Label

March 31, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$ -
New demands	30	5	-	-
Resolved demands	(22)	(4)	-	-
Balance, end of period	14	$2	1	$ -

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $260 million and $272 million at March 31, 2019 and December 31, 2018, respectively, and the delinquency rates were 2.0% and 2.2% at March 31, 2019 and December 31, 2018, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $4 million and $5 million at March 31, 2019 and December 31, 2018, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $13 million at both March 31, 2019 and December 31, 2018. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $183 million and $62 million at March 31, 2019 and December 31, 2018, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 25 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2019, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $143 million at March 31, 2019 and $125 million at December 31, 2018. Refer to Note 15 and Note 25 for further information.

After the Bancorp’s sale of the Class B Shares, Visa funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

	Visa	Bancorp Cash
Period ($ in millions)	Funding Amount	Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Legal and Regulatory Proceedings

Litigation

Visa/MasterCard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 05-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 19 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are currently maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On June 5, 2018, the defendants in the consolidated class action reached an agreement to settle in principle with the proposed plaintiffs’ class seeking monetary damages (the “Plaintiff Damages Class”). On September 17, 2018, those parties signed a settlement agreement (the “Amended Settlement Agreement”) superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of $6.24 billion, composed of approximately $5.3 billion held in escrow and an additional $900 million. The Bancorp’s allocated share of the putative settlement is within existing reserves. If more than 15% of class members (by payment volume) opt out of the class, up to $700 million of the settlement payment may be returned to the defendants. On September 18, 2018, the Plaintiff Damages Class filed a Motion for Preliminary Approval of the Amended Settlement Agreement. On January 24, 2019, the Court issued an order preliminarily approving the settlement. A hearing on final approval of the settlement is scheduled for November 7, 2019. This settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who are pursuing separate lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 19 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-00851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. Oral argument on plaintiffs’ appeal was held on January 29, 2019.

Helton v. Fifth Third Bank

On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denied all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. The plaintiffs filed a notice of appeal on May 5, 2018. The appeal is pending.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota, alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserted claims for breach of contract and the implied covenant of good faith and fair dealing and for alleged failure to comply with Article 4A-202 of the Uniform Commercial Code (the “UCC claim”), with losses allegedly totaling almost $40 million, plus interest. Fifth Third denied all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank, Case No. 16-cv-00556). On March 22, 2019, the Court granted summary judgment to Fifth Third on Upsher-Smith’s claims for breach of contract and the implied covenant of good faith and fair dealing, but denied summary judgment on the UCC claim. The case is currently scheduled to be ready for trial on May 20, 2019.

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

Governmental Investigations and Proceedings

The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $54 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Related Party Transactions

On March 18, 2019, the Bancorp exchanged its remaining 10,252,826 Class B Units of Worldpay Holding, LLC for 10,252,826 shares of Class A common stock of Worldpay, Inc., and subsequently sold those shares. As a result of this transaction, the Bancorp recognized a gain of $562 million in other noninterest income during the first quarter of 2019. As a result of the sale, the Bancorp no longer beneficially owns any of Worldpay, Inc.’s equity securities.

22. Income Taxes

The applicable income tax expense was $221 million and $181 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 were 22.2% and 20.5%, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same period in the prior year was primarily related to an increase in state income tax expense and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease of proportional amortization of qualifying LIHTC investments.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

23. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
March 31, 2019 ($ in millions)		Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$	561	(131)	430
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		1	-	1
Net unrealized gains on available-for-sale debt securities		562	(131)	431	(227)	431	204

Unrealized holding gains on cash flow hedge derivatives arising during period		110	(23)	87
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income		2	-	2
Net unrealized gains on cash flow hedge derivatives		112	(23)	89	160	89	249

Reclassification of amounts to net periodic benefit costs		1	-	1
Defined benefit pension plans, net		1	-	1	(45)	1	(44)
Total	$	675	(154)	521	(112)	521	409

		Total OCI			Total AOCI
		Pretax	Tax	Net	Beginning	Net	Ending
March 31, 2018 ($ in millions)		Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$	(594)	134	(460)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income		9	(2)	7
Net unrealized losses on available-for-sale debt securities		(585)	132	(453)	135	(453)	(318)

Unrealized holding losses on cash flow hedge derivatives arising during period		(9)	2	(7)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(1)	-	(1)
Net unrealized losses on cash flow hedge derivatives		(10)	2	(8)	(11)	(8)	(19)

Reclassification of amounts to net periodic benefit costs		1	-	1
Defined benefit pension plans, net		1	-	1	(53)	1	(52)
Total	$	(594)	134	(460)	71	(460)	(389)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2019	2018
Net unrealized gains (losses) on available-for-sale debt securities:(b)
Net losses included in net income	Securities gains (losses), net	$(1)	(9)
	Income before income taxes	(1)	(9)
	Applicable income tax expense	-	2
	Net income	(1)	(7)
Net unrealized gains (losses) on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	(2)	1
	Income before income taxes	(2)	1
	Applicable income tax expense	-	-
	Net income	(2)	1
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(1)	(1)
	Income before income taxes	(1)	(1)
	Applicable income tax expense	-	-
	Net income	(1)	(1)

Total reclassifications for the period	Net income	$(4)	(7)
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

24. Earnings Per Share

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2019			2018
For the three months ended March 31,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$760			686
Less: Income allocated to participating securities	8			8
Net income allocated to common shareholders	$752	661	1.14	678	690	0.98
Earnings Per Diluted Share:
Net income available to common shareholders	$760			686
Effect of dilutive securities:
Stock-based awards	-	10		-	14
Net income available to common shareholders plus assumed conversions	760			686
Less: Income allocated to participating securities	8			8
Net income allocated to common shareholders plus assumed conversions	$752	671	1.12	678	704	0.96

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2019 and 2018 excludes 3 million and 2 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three months ended March 31, 2019 excludes the impact of the forward contract related to the March 27, 2019 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the first quarter of 2019, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of March 31, 2019, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

25. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2019 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$797	-	-	797
Obligations of states and political subdivisions securities	-	6	-	6
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,689	-	15,689
Agency commercial mortgage-backed securities	-	12,513	-	12,513
Non-agency commercial mortgage-backed securities	-	3,375	-	3,375
Asset-backed securities and other debt securities	-	2,087	-	2,087
Available-for-sale debt and other securities(a)	797	33,670	-	34,467
Trading debt securities:
U.S. Treasury and federal agency securities	1	6	-	7
Obligations of states and political subdivisions securities	-	25	-	25
Agency residential mortgage-backed securities	-	66	-	66
Asset-backed securities and other debt securities	-	227	-	227
Trading debt securities	1	324	-	325
Equity securities	418	8	-	426
Residential mortgage loans held for sale	-	626	-	626
Residential mortgage loans(b)	-	-	190	190
Commercial loans held for sale	-	22	-	22
MSRs	-	-	1,141	1,141
Derivative assets:
Interest rate contracts	-	837	11	848
Foreign exchange contracts	-	139	-	139
Commodity contracts	25	165	-	190
Derivative assets(d)	25	1,141	11	1,177
Total assets	$1,241	35,791	1,342	38,374
Liabilities:
Derivative liabilities:
Interest rate contracts	$7	425	9	441
Foreign exchange contracts	-	126	-	126
Equity contracts	-	-	143	143
Commodity contracts	20	150	-	170
Derivative liabilities(e)	27	701	152	880
Short positions(e)	55	53	-	108
Total liabilities	$82	754	152	988
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $137, $442 and $2, respectively, at March 31, 2019.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2019, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2018 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$97	-	-	97
Obligations of states and political subdivisions securities	-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,247	-	16,247
Agency commercial mortgage-backed securities	-	10,650	-	10,650
Non-agency commercial mortgage-backed securities	-	3,267	-	3,267
Asset-backed securities and other debt securities	-	2,015	-	2,015
Available-for-sale debt and other securities(a)	97	32,181	-	32,278
Trading debt securities:
U.S. Treasury and federal agency securities	-	16	-	16
Obligations of states and political subdivisions securities	-	35	-	35
Agency residential mortgage-backed securities	-	68	-	68
Asset-backed securities and other debt securities	-	168	-	168
Trading debt securities	-	287	-	287
Equity securities	452	-	-	452
Residential mortgage loans held for sale	-	537	-	537
Residential mortgage loans(b)	-	-	179	179
Commercial loans held for sale	-	7	-	7
MSRs	-	-	938	938
Derivative assets:
Interest rate contracts	-	648	7	655
Foreign exchange contracts	-	152	-	152
Commodity contracts	93	214	-	307
Derivative assets(d)	93	1,014	7	1,114
Total assets	$642	34,026	1,124	35,792
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	313	8	329
Foreign exchange contracts	-	142	-	142
Equity contracts	-	-	125	125
Commodity contracts	19	259	-	278
Derivative liabilities(e)	27	714	133	874
Short positions(e)	110	28	-	138
Total liabilities	$137	742	133	1,012
(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $184, $366 and $2, respectively, at December 31, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale debt and other securities, trading debt securities and equity securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and equity securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Level 2 securities may include federal agency securities, obligations of states and political subdivisions securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

MSRs

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 14 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties quarterly that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2019 and December 31, 2018, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at March 31, 2019 was $11 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $4 million and $7 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $4 million and $10 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended March 31, 2019 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	-	(84)	24	(31)	(91)
Purchases/originations/acquisitions	-	287	(1)	-	286
Settlements	(4)	-	(20)	13	(11)
Transfers into Level 3(b)	15	-	-	-	15
Balance, end of period	$190	1,141	2	(143)	1,190
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2019(c)	$-	(69)	11	(31)	(89)
(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $9, respectively, as of March 31, 2019.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended March 31, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$137	858	3	(137)	861
Total gains (losses) (realized/unrealized):
Included in earnings	(2)	28	14	(39)	1
Purchases/originations	-	40	(2)	-	38
Settlements	(135)	-	(11)	11	(135)
Transfers into Level 3(b)	136	-	-	-	136
Balance, end of period	$136	926	4	(165)	901
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2018(c)	$(2)	28	11	(39)	(2)
(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $7, respectively, as of March 31, 2018.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended
		March 31,
($ in millions)		2019	2018
Mortgage banking net revenue	$	(60)	39
Corporate banking revenue		-	1
Other noninterest income		(31)	(39)
Total (losses) gains	$	(91)	1

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2019 and 2018 were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended
		March 31,
($ in millions)		2019	2018
Mortgage banking net revenue	$	(58)	36
Corporate banking revenue		-	1
Other noninterest income		(31)	(39)
Total losses	$	(89)	(2)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2019 ($ in millions)

Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$	190	Loss rate model	Interest rate risk factor	(13.4) - 19.4%	0.6%
				Credit risk factor	0 - 39.9%	0.5%
MSRs		1,141	DCF	Prepayment speed	0-100.0%	(Fixed) 11.2% (Adjustable) 23.1%

				OAS spread (bps)	447-1,513	(Fixed) 538 (Adjustable) 884
IRLCs, net		11	DCF	Loan closing rates	7.3 - 96.6%	78.9%
Swap associated with the sale of Visa, Inc.		(143)	DCF	Timing of the resolution	3/31/2021 -	1/6/2022
Class B Shares				of the Covered Litigation	11/30/2023

As of March 31, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$136	Loss rate model	Interest rate risk factor	(12.6) - 14.1%	1.3%
			Credit risk factor	0 - 46.2%	1.5%
MSRs	926	DCF	Prepayment speed	0.5-98.1%	(Fixed) 10.0% (Adjustable) 24.6%

			OAS spread (bps)	446-1,515	(Fixed) 548 (Adjustable) 797
IRLCs, net	11	DCF	Loan closing rates	9.5- 102.7%	76.6%
Swap associated with the sale of Visa, Inc.	(165)	DCF	Timing of the resolution	2/28/2021 -	9/8/2021
Class B Shares			of the Covered Litigation	12/31/2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2019 and 2018, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2019 and 2018, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period. The following tables exclude the fair values of assets acquired and liabilities assumed in the acquisition of MB Financial, Inc. on March 22, 2019. Refer to Note 3 for additional information on the acquisition of MB Financial, Inc.

		Fair Value Measurements Using				Total (Losses) Gains
						For the three months
As of March 31, 2019 ($ in millions)		Level 1	Level 2	Level 3	Total	ended March 31, 2019
Commercial and industrial loans	$	-	-	109	109	(20)
Commercial mortgage loans		-	-	9	9	-
Commercial leases		-	-	13	13	(1)
OREO		-	-	12	12	(2)
Bank premises and equipment		-	-	22	22	(20)
Private equity investments		-	1	7	8	2
Total	$	-	1	172	173	(41)

		Fair Value Measurements Using				Total (Losses) Gains
						For the three months
As of March 31, 2018 ($ in millions)		Level 1	Level 2	Level 3	Total	ended March 31, 2018
Commercial loans held for sale	$	-	-	5	5	(1)
Commercial and industrial loans		-	-	277	277	(44)
Commercial mortgage loans		-	-	4	4	6
Commercial leases		-	-	2	2	(2)
OREO		-	-	17	17	(3)
Bank premises and equipment		-	-	4	4	(8)
Operating lease equipment		-	-	12	12	(2)
Private equity investments		-	50	33	83	19
Total	$	-	50	354	404	(35)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$109	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	9	Appraised value	Collateral value	NM	NM
Commercial leases	13	Appraised value	Collateral value	NM	NM
OREO	12	Appraised value	Appraised value	NM	NM
Bank premises and equipment	22	Appraised value	Appraised value	NM	NM
Private equity investments	7	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$5	Appraised value	Appraised value	NM	NM
			Costs to sell	NM	10.0%
Commercial and industrial loans	277	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	4	Appraised value	Collateral value	NM	NM
Commercial leases	2	Appraised value	Collateral value	NM	NM
OREO	17	Appraised value	Appraised value	NM	NM
Bank premises and equipment	4	Appraised value	Appraised value	NM	NM
Operating lease equipment	12	Appraised value	Appraised value	NM	NM
Private equity investments	29	Liquidity discount applied	Liquidity discount	0-43.0%	10.5%
		to fund’s NAV
	4	Comparable company analysis	Market comparable transactions	NM	NM

Portfolio commercial loans and leases

During the three months ended March 31, 2019 and 2018, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During both the three months ended March 31, 2019 and 2018, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $1 million in losses, recorded as charge-offs on new OREO properties transferred from loans during the both the three months ended March 31, 2019 and 2018. These losses also included $1 million and $2 million in losses for the three months ended March 31, 2019 and 2018, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Enterprise Workplace Services, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment refer to Note 8.

Operating lease equipment

During the three months ended March 31, 2018, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

The Bancorp accounts for its private equity investments, except for those accounted for under the equity method of accounting, at each investment’s cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $5 million and $35 million resulting from observable price changes during the three months ended March 31, 2019 and 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2019 includes a cumulative $53 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of $3 million and $10 million for the three months ended March 31, 2019 and 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2019 includes a cumulative $15 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp did not recognize any OTTI and recognized $6 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three months ended March 31, 2019 and 2018, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported NAV of the fund or through a DCF analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported NAVs or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Payments, Strategy and Digital Solutions, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2019 and 2018 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $23 million and $12 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at March 31, 2019 and 2018 for which the fair value option was elected included losses of an immaterial amount and gains of an immaterial amount, respectively. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both March 31, 2019 and December 31, 2018. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at both March 31, 2019 and December 31, 2018. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
March 31, 2019 ($ in millions)	Fair Value	Principal Balance	Difference
Residential mortgage loans measured at fair value	$816	793	23
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	22	22	-
December 31, 2018
Residential mortgage loans measured at fair value	$716	696	20
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-
Commercial loans measured at fair value	7	7	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2019 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,749	2,749	-	-	2,749
Other short-term investments	3,556	3,556	-	-	3,556
Other securities	581	-	581	-	581
Held-to-maturity securities	21	-	-	21	21
Loans and leases held for sale	44	-	-	44	44
Portfolio loans and leases:
Commercial and industrial loans	51,345	-	-	52,138	52,138
Commercial mortgage loans	10,603	-	-	10,587	10,587
Commercial construction loans	5,197	-	-	5,263	5,263
Commercial leases	3,889	-	-	3,559	3,559
Residential mortgage loans	16,542	-	-	17,219	17,219
Home equity	6,396	-	-	6,722	6,722
Indirect secured consumer loans	9,983	-	-	9,871	9,871
Credit card	2,238	-	-	2,668	2,668
Other consumer loans	2,456	-	-	2,610	2,610
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$108,537	-	-	110,637	110,637
Financial liabilities:
Deposits	$123,664	-	123,627	-	123,627
Federal funds purchased	2,630	2,630	-	-	2,630
Other short-term borrowings	1,329	-	1,329	-	1,329
Long-term debt	15,483	15,229	816	-	16,045

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,681	2,681	-	-	2,681
Other short-term investments	1,825	1,825	-	-	1,825
Other securities	552	-	552	-	552
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	63	-	-	63	63
Portfolio loans and leases:
Commercial and industrial loans	43,825	-	-	44,668	44,668
Commercial mortgage loans	6,894	-	-	6,851	6,851
Commercial construction loans	4,625	-	-	4,688	4,688
Commercial leases	3,582	-	-	3,180	3,180
Residential mortgage loans	15,244	-	-	15,688	15,688
Home equity	6,366	-	-	6,719	6,719
Indirect secured consumer loans	8,934	-	-	8,717	8,717
Credit card	2,314	-	-	2,759	2,759
Other consumer loans	2,309	-	-	2,428	2,428
Unallocated ALLL	(110)	-	-	-	-
Total portfolio loans and leases, net	$93,983	-	-	95,698	95,698
Financial liabilities:
Deposits	$108,835	-	108,782	-	108,782
Federal funds purchased	1,925	1,925	-	-	1,925
Other short-term borrowings	573	-	573	-	573
Long-term debt	14,426	14,287	445	-	14,732

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

26. Business Segments

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. The credit rates for several deposit products were reset January 1, 2019 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2018, thus net interest income for deposit-providing business segments was positively impacted during 2019. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating business segments during 2019.

The Bancorp’s methodology for allocating provision for credit losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and funding operations by accessing the capital markets as a collective unit.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,207 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Consumer Lending includes the Bancorp’s residential mortgage, home equity, automobile, specialty and other indirect lending activities. Direct lending activities include the origination, retention and servicing of residential mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit and all associated hedging activities. Indirect lending activities include extending loans to consumers through correspondent lenders, automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients including middle market businesses, non-profits, states and municipalities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
March 31, 2019 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$509	584	63	49	(123)	-	1,082
Provision for credit losses	20	52	13	-	5	-	90
Net interest income after provision for credit losses	489	532	50	49	(128)	-	992
Noninterest income:
Service charges on deposits	66	64	-	-	1	-	131
Wealth and asset management revenue	1	36	-	108	-	(33)(a)	112
Corporate banking revenue	112	1	-	-	(1)	-	112
Card and processing revenue	15	63	-	1	-	-	79
Mortgage banking net revenue	-	1	55	-	-	-	56
Other noninterest income(b)	33	18	3	5	533	-	592
Securities gains, net	-	-	-	-	16	-	16
Securities gains, net - non-qualifying hedges on MSRs	-	-	3	-	-	-	3
Total noninterest income	227	183	61	114	549	(33)	1,101
Noninterest expense:
Salaries, wages and incentives	87	114	35	45	198	-	479
Employee benefits	22	29	10	11	59	-	131
Technology and communications	2	1	2	-	78	-	83
Net occupancy expense	7	43	2	3	20	-	75
Card and processing expense	2	29	-	-	-	-	31
Equipment expense	6	12	-	-	12	-	30
Other noninterest expense	230	212	52	71	(264)	(33)	268
Total noninterest expense	356	440	101	130	103	(33)	1,097
Income before income taxes	360	275	10	33	318	-	996
Applicable income tax expense	66	58	2	7	88	-	221
Net income	294	217	8	26	230	-	775
Total goodwill	$630	1,655	-	193	1,843 (d)	-	4,321
Total assets	$74,377	69,599	24,662	9,916	(10,701) (c)	-	167,853
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $20 for branches and land. For more information refer to Note 8 and Note 25.
(c)	Includes bank premises and equipment of $78 classified as held for sale. For more information refer to Note 8.
(d)

Due to the timing of the MB Financial, Inc. acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill is presented as part of General Corporate and Other as of March 31, 2019.

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
March 31, 2018 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$419	466	59	43	9	-	996
Provision for (benefit from) credit losses	(20)	44	12	16	(39)	-	13
Net interest income after provision for credit losses	439	422	47	27	48	-	983
Noninterest income:
Service charges on deposits	71	66	-	-	-	-	137
Wealth and asset management revenue	1	37	-	109	-	(34)(a)	113
Corporate banking revenue	86 (c)	1	-	1	-	-	88
Card and processing revenue	14	64	-	1	-	-	79
Mortgage banking net revenue	-	1	55	-	-	-	56
Other noninterest income(b)	49	15	4	5	387	-	460
Securities losses, net	(2)	-	-	-	(9)	-	(11)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(13)	-	-	-	(13)
Total noninterest income	219	184	46	116	378	(34)	909
Noninterest expense:
Salaries, wages and incentives	70	110	39	44	184	-	447
Employee benefits	18	26	11	10	45	-	110
Technology and communications	2	1	1	-	64	-	68
Net occupancy expense	7	43	3	3	19	-	75
Card and processing expense	1	29	-	-	(1)	-	29
Equipment expense	5	13	-	-	13	-	31
Other noninterest expense	235	215	52	74	(292)	(34)	250
Total noninterest expense	338	437	106	131	32	(34)	1,010
Income (loss) before income taxes	320	169	(13)	12	394	-	882
Applicable income tax expense (benefit)	64	35	(3)	3	82	-	181
Net income (loss)	256	134	(10)	9	312	-	701
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$58,712	60,197	22,384	10,611	(10,521)(d)	-	141,383
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $8 for branches and land. For more information refer to Note 8 and Note 25.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 9.
(d)	Includes bank premises and equipment of $20 classified as held for sale. For more information refer to Note 8.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

27. Subsequent Events

On April 25, 2019, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $200 million on April 29, 2019 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on February 27, 2018. The Bancorp expects the settlement of the transaction to occur on or before June 28, 2019.

In a securitization transaction that occurred in May of 2019, the Bancorp transferred $1.4 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp retained residual interests in the VIE and retained servicing rights for the underlying loans. As a result, the Bancorp concluded that it is the primary beneficiary and, therefore, will consolidate the VIE in the second quarter of 2019 Form 10-Q. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

On May 3, 2019 MB Financial Bank, N.A., merged with and into Fifth Third Bank, with Fifth Third Bank as the surviving entity and included all systems and client conversion in connection with the bank merger. Fifth Third Bank is a subsidiary of Fifth Third Bancorp.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is a change to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018:

Societal responses to climate change could adversely affect Fifth Third’s business and performance, including indirectly through impacts on Fifth Third’s customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Fifth Third could experience a drop in demand for Fifth Third’s products and services, particularly in certain sectors. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-friendly companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2019.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1

Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Amendment to Amended Articles of Incorporation of Fifth Third Bancorp, as amended.
3.3

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

4.2

Charter of MB Financial, Inc., as amended. Incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. One on Form S-8 to MB Financial, Inc.’s Form S-4 Registration Statement filed on August 26, 2016 (Registration No. 333-208966).

4.3

Articles Supplementary to the Charter of MB Financial, Inc. for MB Financial, Inc.’s 6.00% Non-Cumulative Perpetual Preferred Stock, Series C. Incorporated by reference to Exhibit 3.1 to MB Financial, Inc.’s Current Report on Form 8-K filed on November 21, 2017.

4.4	By-laws of MB Financial, Inc., as amended. Incorporated by reference to Exhibit 3.1 to MB Financial, Inc.’s Current Report on Form 8-K filed on March 2, 2015.
10.1

Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch.*

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

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 10, 2019

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)