Form 10-Q
period 2019-06-30
FIFTH THIRD BANCORP
filed 2019-08-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

Commission File Number 001-33653

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Fifth Third Center

Cincinnati, Ohio 45263

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800)  972-3030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

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

There were 730,485,823 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2019.

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

CECL: Current Expected Credit Loss

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

TABLE 1: Selected Financial Data
	For the three months			For the six months
	ended June 30,		%	ended June 30,		%
($ in millions, except for per share data)	2019	2018	Change	2019	2018	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,245	1,020	22	$2,327	2,016	15
Net interest income (FTE)(a)(b)	1,250	1,024	22	2,336	2,023	15
Noninterest income	660	743	(11)	1,761	1,652	7
Total revenue(a)	1,910	1,767	8	4,097	3,675	11
Provision for credit losses(c)	85	14	507	175	27	548
Noninterest expense	1,243	1,001	24	2,341	2,011	16
Net income attributable to Bancorp	453	602	(25)	1,228	1,303	(6)
Net income available to common shareholders	427	579	(26)	1,187	1,265	(6)
Common Share Data
Earnings per share - basic	$0.57	0.84	(32)	$1.68	1.82	(8)
Earnings per share - diluted	0.57	0.82	(30)	1.66	1.79	(7)
Cash dividends declared per common share	0.24	0.18	33	0.46	0.34	35
Book value per share	26.17	21.75	20	26.17	21.75	20
Market value per share	27.90	28.70	(3)	27.90	28.70	(3)
Financial Ratios
Return on average assets	1.08%	1.71	(37)	1.56%	1.86	(16)
Return on average common equity	9.1	15.9	(43)	13.9	17.3	(20)
Return on average tangible common equity (including AOCI)(b)	12.3	19.2	(36)	17.8	20.9	(15)
Return on average tangible common equity (excluding AOCI)(b)	12.9	18.3	(30)	18.2	20.1	(9)
Dividend payout	42.1	21.4	97	27.4	18.7	47
Average total Bancorp shareholders' equity as a percent of average assets	12.02	11.28	7	11.74	11.34	4
Tangible common equity as a percent of tangible assets (including AOCI)(b)	8.27	9.23	(10)	8.27	9.23	(10)
Net interest margin(a)(b)	3.37	3.21	5	3.33	3.19	4
Net interest rate spread (a)(b)	2.95	2.86	3	2.91	2.86	2
Efficiency(a)(b)	65.1	56.7	15	57.1	54.7	4
Credit Quality
Net losses charged-off	$78	94	(17)	$156	175	(11)
Net losses charged-off as a percent of average portfolio loans and leases	0.29%	0.41	(29)	0.30%	0.38	(21)
ALLL as a percent of portfolio loans and leases	1.02	1.17	(13)	1.02	1.17	(13)
Allowance for credit losses as a percent of portfolio loans and leases(d)	1.15	1.31	(12)	1.15	1.31	(12)
Nonperforming portfolio assets as a percent of portfolio loans and leases
and OREO	0.51	0.52	(2)	0.51	0.52	(2)
Average Balances
Loans and leases, including held for sale	$110,993	93,232	19	$104,712	93,051	13
Securities and other short-term investments	37,797	34,935	8	36,953	34,806	6
Total assets	167,578	141,420	18	158,324	141,433	12
Transaction deposits(e)	112,847	97,574	16	106,780	97,298	10
Core deposits(f)	118,525	101,592	17	112,051	101,235	11
Wholesale funding(g)	23,633	20,464	15	22,915	20,511	12
Bancorp shareholders’ equity	20,135	15,947	26	18,588	16,044	16
Regulatory Capital and Liquidity Ratios
CET1 capital(h)	9.57%	10.91	(12)	9.57%	10.91	(12)
Tier I risk-based capital(h)	10.62	12.02	(12)	10.62	12.02	(12)
Total risk-based capital(h)	13.53	15.21	(11)	13.53	15.21	(11)
Tier I leverage	9.24	10.24	(10)	9.24	10.24	(10)
Modified LCR	119	116	3	119	116	3

(a)Amounts presented on an FTE basis. The FTE adjustments for the three months ended June 30, 2019 and 2018 were $5 and $4, respectively, and for the six months ended June 30, 2019 and 2018 were $9 and $7, respectively.

(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

(c)The provision for credit losses is the sum of the provision for loan and lease losses and the provision for (benefit from) the reserve for unfunded commitments.

(d)The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.

(e)Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.

(f)Includes transaction deposits and other time deposits.

(g)Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

(h)Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together in the Bancorp’s total risk-weighted assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2019, the Bancorp had $168.8 billion in assets and operated 1,207 full-service banking centers and 2,551 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2019, net interest income on an FTE basis and noninterest income provided 65% and 35% of total revenue, respectively. For the six months ended June 30, 2019, net interest income on an FTE basis and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and six months ended June 30, 2019. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, corporate banking revenue, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, net securities gains or losses and other noninterest income. Noninterest expense includes personnel costs, technology and communication costs, net occupancy expense, card and processing expense, equipment expense and other noninterest expense.

Acquisition of MB Financial, Inc.

On March 22, 2019, Fifth Third Bancorp completed its acquisition of MB Financial, Inc. in a stock and cash transaction valued at approximately $3.6 billion. MB Financial, Inc. was headquartered in Chicago, Illinois with reported assets of approximately $20 billion and 86 branches (91 locations) as of December 31, 2018 and was the holding company of MB Financial Bank, N.A. The acquisition resulted in a combined company with a larger Chicago market presence and core deposit funding base while also building scale in a strategically important market.

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

On June 24, 2019, MB Financial, Inc. entered into an Agreement and Plan of Merger with the Bancorp to provide for the merger of MB Financial, Inc. with and into the Bancorp, with the Bancorp as the surviving corporation. MB Financial, Inc. has scheduled a special meeting of its stockholders on August 23, 2019 at which the holders of MB Financial, Inc.’s common stock and preferred stock, voting together as a single class, will be asked to approve the merger. In the merger, each outstanding share of MB Financial, Inc.’s preferred stock would be

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

converted into the right to receive one share of a newly created series of preferred stock of the Bancorp having substantially the same terms as MB Financial, Inc. preferred stock.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of June 30, 2019. Fair value estimates, including loans and leases, intangible assets, deposits and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Bank Merger

On May 3, 2019 MB Financial Bank, N.A., merged with and into Fifth Third Bank, with Fifth Third Bank as the surviving entity. Fifth Third Bank is a subsidiary of Fifth Third Bancorp. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2019, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the six months ended June 30, 2019, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions
Repurchase Dates	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Dates
March 27, 2019(a)	$913	31,779,280	2,026,584	33,805,864			June 28, 2019
April 29, 2019(b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019	-	May 24, 2019

(a)This accelerated share repurchase transaction consists of two supplemental confirmations each with a notional amount of $456.5 million.

(b)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

Senior Notes Offering

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

Automobile Loan Securitization

In a securitization transaction that occurred in May of 2019, the Bancorp transferred $1.43 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $1.3 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. Additionally, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the first quarter of 2019, all of the Bancorp’s units in GS Holdings were converted for Class A common stock on a one-to-one basis and the Bancorp sold 85,000 shares for an immaterial gain that was recognized in the Condensed Consolidated Statements of Income. During the second quarter of 2019, the Bancorp sold its remaining shares of Class A common stock for a gain of approximately $1 million that was recognized in the Condensed Consolidated Statements of Income. As a result of the sale in the second quarter of 2019, the Bancorp no longer beneficially owns any of GreenSky, Inc.’s equity securities.

Application to Convert to a National Bank Charter

On May 30, 2019, the Bancorp announced that it had filed an application with the OCC to convert from an Ohio state-chartered bank to a national bank to better align regulatory supervision with its expanding national business model by streamlining its operations under one uniform set of laws and regulations. The application is subject to regulatory approval.

LIBOR Transition

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer mortgage, private banking, and capital markets lines of business. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates will occur over the course of the next few years. Although the full impact of such reforms and actions remains unclear, the Bancorp is preparing to transition from LIBOR to these alternative reference rates.

The Bancorp’s transition plan includes a number of key work streams, including continued engagement with central bank and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

The transition away from LIBOR is expected to be gradual and complicated. There remain a number of unknown factors regarding the transition from LIBOR that could impact the Bancorp’s business, including, for example, the pace of the transition to replacement rates, including industry coalescence around an alternative benchmark, our ability to identify exposures to LIBOR across our business lines, the specific terms and parameters for any potential alternative reference rates, the prices of and the liquidity of trading markets for products based on the alternative reference rates, our ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates, our ability to maintain contractual continuity and our ability to identify and remediate any operational issues. For a further discussion of the various risks the Bancorp faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2019 was $427 million, or $0.57 per diluted share, which was net of $26 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2018 was $579 million, or $0.82 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2019 was $1.2 billion, or $1.66 per diluted share, which was net of $41 million in preferred stock dividends. For the six months ended June 30, 2018, the Bancorp’s net income available to common shareholders was $1.3 billion, or $1.79 per diluted share, which was net of $38 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.3 billion and $2.3 billion for the three and six months ended June 30, 2019, respectively, an increase of $226 million and $313 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average commercial and industrial loans of $9.9 billion and $7.1 billion, respectively, and average commercial mortgage loans of $4.1 billion and $2.5 billion, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Net interest income also benefited from increases in yields on average loans and leases of 54 bps and 58 bps for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt for both the three and six months ended June 30, 2019 compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2019 included $18 million and $20 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and assumed deposits and long-term debt from the MB Financial, Inc. acquisition. Net interest margin on an FTE basis (non-GAAP) was 3.37% and 3.33% for the three and six months ended June 30, 2019, respectively, compared to 3.21% and 3.19% for the three and six months ended June 30, 2018, respectively.

Noninterest income decreased $83 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to a decrease in other noninterest income, partially offset by increases in corporate banking revenue and wealth and asset management revenue. Other noninterest income decreased $157 million during the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares recognized during the second quarter of 2018. This reduction was partially offset by a decrease in the net losses on disposition and impairment of bank premises and equipment and an increase in operating lease income. Corporate banking revenue increased $17 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily driven by an increase in lease-related services revenue of $19 million driven by the acquisition of MB Financial, Inc., partially offset by a decrease in institutional sales of $5 million. Wealth and asset management revenue increased $14 million for the three

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

months ended June 30, 2019 compared to the same period in the prior year primarily due to an increase of $11 million in private client service fees driven by the benefit from acquisitions since June 30, 2018.

Noninterest income increased $109 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to increases in corporate banking revenue and wealth and asset management revenue, partially offset by a decrease in other noninterest income. Corporate banking revenue increased $41 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily driven by increases in lease-related services revenue, lease remarketing fees and business lending fees of $20 million, $13 million and $9 million, respectively. The increase in lease-related services revenue for the six months ended June 30, 2019 was driven by the acquisition of MB Financial, Inc. Wealth and asset management revenue increased $13 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to an increase of $14 million in private client service fees driven by the benefit from acquisitions since June 30, 2018. Other noninterest income decreased $24 million during the six months ended June 30, 2019 compared to the same period in the prior year primarily due to the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018 and a decrease in private equity investment income. These reductions were partially offset by an increase in gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in operating lease income and a decrease in the net losses on disposition and impairment of bank premises and equipment.

Noninterest expense increased $242 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. The increase in noninterest expense included the recognition of $109 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended June 30, 2019 compared to $2 million in the same period in the prior year. Personnel costs increased $92 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily driven by $41 million in merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $69 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily driven by $49 million in merger-related expenses as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives. Other noninterest expense increased $60 million for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the recognition of $11 million of merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in losses and adjustments, operating lease expense and marketing expense, partially offset by a decrease in FDIC insurance and other taxes.

Noninterest expense increased $330 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. The increase in noninterest expense included the recognition of $185 million of merger-related expenses related to the MB Financial, Inc. acquisition compared to $2 million in the same period in the prior year. Personnel costs increased $145 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily driven by $75 million in merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $84 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily driven by $60 million in merger-related expenses as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives. Other noninterest expense increased $80 million for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to the recognition of $42 million of merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in losses and adjustments, operating lease expense and marketing expense, partially offset by a decrease in FDIC insurance and other taxes.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for credit losses was $85 million and $175 million for the three and six months ended June 30, 2019, respectively, compared to $14 million and $27 million for the comparable periods in 2018. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.29% and 0.30% during the three and six months ended June 30, 2019, respectively, compared to 0.41% and 0.38% during the same periods in the prior year. At June 30, 2019, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.51% compared to 0.41% at December 31, 2018. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of June 30, 2019, as calculated under the Basel III standardized approach, the CET1 capital ratio was 9.57%, the Tier I risk-based capital ratio was 10.62%, the Total risk-based capital ratio was 13.53% and the Tier I leverage ratio was 9.24%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Net interest income (U.S. GAAP)	$1,245	1,020	2,327	2,016
Add: FTE adjustment	5	4	9	7
Net interest income on an FTE basis (1)	$1,250	1,024	2,336	2,023
Net interest income on an FTE basis (annualized) (2)	5,014	4,107	4,711	4,080

Interest income (U.S. GAAP)	$1,636	1,269	3,069	2,474
Add: FTE adjustment	5	4	9	7
Interest income on an FTE basis	$1,641	1,273	3,078	2,481
Interest income on an FTE basis (annualized) (3)	6,582	5,106	6,207	5,003

Interest expense (annualized) (4)	$1,568	999	1,496	924
Noninterest income (5)	660	743	1,761	1,652
Noninterest expense (6)	1,243	1,001	2,341	2,011
Average interest-earning assets (7)	148,790	128,167	141,665	127,857
Average interest-bearing liabilities (8)	106,340	89,222	101,764	88,419

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.37%	3.21	3.33%	3.19
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.95	2.86	2.91	2.86
Efficiency ratio on an FTE basis (6) / ((1) + (5))	65.1	56.7	57.1	54.7

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization. Additionally, the Bancorp also measures average tangible common equity excluding AOCI. The Bancorp believes this is a useful return measure as it calculates the return available to common shareholders without the impact of intangible assets, their related amortization as well as the volatility primarily associated with fluctuations of unrealized gains and losses on the Bancorp’s available-for-sale debt and other securities and cash flow hedge derivatives.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Net income available to common shareholders (U.S. GAAP)	$427	579	1,187	1,265
Add: Intangible amortization, net of tax	11	1	13	2
Tangible net income available to common shareholders	$438	580	1,200	1,267
Tangible net income available to common shareholders (annualized) (1)	1,757	2,326	2,420	2,555

Average Bancorp shareholders' equity (U.S. GAAP)	$20,135	15,947	18,588	16,044
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill	(4,301)	(2,462)	(3,496)	(2,458)
Average intangible assets	(215)	(30)	(137)	(28)
Average tangible common equity, including AOCI (2)	$14,288	12,124	13,624	12,227
Less: Average AOCI	(619)	619	(311)	484
Average tangible common equity, excluding AOCI (3)	$13,669	12,743	13,313	12,711

Return on average tangible common equity, including AOCI (1) / (2)	12.3%	19.2	17.8	20.9
Return on average tangible common equity, excluding AOCI (1) / (3)	12.9	18.3	18.2	20.1

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
	June 30,	December 31,
As of ($ in millions)	2019	2018
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$20,474	16,250
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(4,284)	(2,478)
Intangible assets	(215)	(40)
AOCI	(1,178)	112
Tangible common equity, excluding AOCI (1)	13,466	12,513
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$14,797	13,844

Total Assets (U.S. GAAP)	$168,802	146,069
Less: Goodwill	(4,284)	(2,478)
Intangible assets	(215)	(40)
AOCI, before tax	(1,491)	142
Tangible assets, excluding AOCI (3)	$162,812	143,693

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.09%	9.63
Tangible common equity as a percentage of tangible assets (1) / (3)	8.27	8.71

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2019.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2019 and 2018, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in other assets.

Net interest income on an FTE basis (non-GAAP) was $1.3 billion and $2.3 billion for the three and six months ended June 30, 2019, respectively, an increase of $226 million and $313 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average commercial and industrial loans of $9.9 billion and $7.1 billion, respectively, and average commercial mortgage loans of $4.1 billion and $2.5 billion, respectively, for the three and six months ended June 30, 2019 compared to the same periods in the prior year. Net interest income also benefited from increases in yields on average loans and leases of 54 bps and 58 bps for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decisions of the FOMC to raise the target range of the federal funds rate 25 bps in June 2018, September 2018 and December 2018. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt for both the three and six months ended June 30, 2019 compared to the same periods in the prior year. The rates paid on average interest-bearing core deposits increased 38 bps and 43 bps for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Average interest-bearing core deposits increased $13.9 billion and $10.9 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The rates paid on average long-term debt increased 28 bps and 39 bps for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Average long-term debt increased $964 million and $814 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Net interest income for the three and six months ended June 30, 2019 included $18 million and $20 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and assumed deposits and long-term debt from the MB Financial, Inc. acquisition.

Net interest rate spread on an FTE basis (non-GAAP) was 2.95% and 2.91% during the three and six months ended June 30, 2019, respectively, compared to 2.86% in the same periods in the prior year. Yields on average interest-earning assets increased 44 bps and 47 bps for the three and six months ended June 30, 2019, respectively, partially offset by a 35 bps and 42 bps increase in rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.37% and 3.33% for the three and six months ended June 30, 2019, respectively, compared to 3.21% and 3.19% for the three and six months ended June 30, 2018, respectively. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread as well as increases in average free funding balances. The increases in average free funding balances were driven by increases in average shareholders’ equity of $4.4 billion and $2.6 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 compared to the same period in the prior year also included an increase in average demand deposits of $3.0 billion.

Interest income on an FTE basis from loans and leases (non-GAAP) increased $341 million and $548 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to the aforementioned increases in the balances of average commercial and industrial loans and average commercial mortgage loans as well as increases in yields on average loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $27 million and $49 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of increases in average taxable securities.

Interest expense on core deposits increased $102 million and $200 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in the cost of average interest-bearing core deposits to 103 bps and 101 bps for the three and six months ended June 30, 2019, respectively, from 65 bps and 58 bps for the three and six months ended June 30, 2018, respectively, as well as the previously mentioned increases in the balances of average interest-bearing core deposits. The increases in both the cost and balances of average interest-bearing core deposits for both periods were primarily due to increases in the rates paid on and balances of average interest checking deposits, average money market deposits and other time deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $40 million and $84 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the aforementioned increases in the rates paid on average long-term debt coupled with increases in average certificates $100,000 and over, partially offset by decreases in average other short-term borrowings. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

borrowings. During the three and six months ended June 30, 2019, average wholesale funding represented 22% and 23% of average interest-bearing liabilities, respectively, compared to 23% during both the three and six months ended June 30, 2018. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
							Attribution of Change in
For the three months ended	June 30, 2019			June 30, 2018			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$52,187	623	4.79%	$42,327	449	4.26%	$113	61	174
Commercial mortgage loans	10,635	136	5.11	6,521	72	4.43	52	12	64
Commercial construction loans	5,248	75	5.71	4,743	59	4.94	6	10	16
Commercial leases	3,811	33	3.51	3,847	27	2.82	-	6	6
Total commercial loans and leases	71,881	867	4.84	57,438	607	4.24	171	89	260
Residential mortgage loans	17,589	162	3.70	16,213	144	3.56	12	6	18
Home equity	6,376	84	5.30	6,672	81	4.85	(4)	7	3
Indirect secured consumer loans	10,190	105	4.11	8,968	73	3.26	11	21	32
Credit card	2,408	75	12.38	2,221	66	11.96	7	2	9
Other consumer loans	2,549	48	7.58	1,720	29	6.75	15	4	19
Total consumer loans	39,112	474	4.85	35,794	393	4.40	41	40	81
Total loans and leases	$110,993	1,341	4.84%	$93,232	1,000	4.30%	$212	129	341
Securities:
Taxable	35,467	290	3.28	33,380	266	3.20	17	7	24
Exempt from income taxes(b)	40	-	3.50	81	1	4.03	(1)	-	(1)
Other short-term investments	2,290	10	1.80	1,474	6	1.62	3	1	4
Total interest-earning assets	$148,790	1,641	4.42%	$128,167	1,273	3.98%	$231	137	368
Cash and due from banks	2,931			2,179
Other assets	16,972			12,211
Allowance for loan and lease losses	(1,115)			(1,137)
Total assets	$167,578			$141,420
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$36,514	107	1.17%	$28,715	55	0.76%	$18	34	52
Savings deposits	14,418	6	0.17	13,618	3	0.10	-	3	3
Money market deposits	25,934	74	1.14	22,036	39	0.71	8	27	35
Foreign office deposits	163	-	0.53	371	1	0.45	(1)	-	(1)
Other time deposits	5,678	26	1.84	4,018	13	1.34	7	6	13
Total interest-bearing core deposits	82,707	213	1.03	68,758	111	0.65	32	70	102
Certificates $100,000 and over	5,780	30	2.10	2,155	7	1.35	17	6	23
Other deposits	40	-	2.92	198	1	1.80	(2)	1	(1)
Federal funds purchased	1,151	8	2.61	1,080	5	1.76	1	2	3
Other short-term borrowings	1,119	9	3.08	2,452	11	1.84	(7)	5	(2)
Long-term debt	15,543	131	3.39	14,579	114	3.11	7	10	17
Total interest-bearing liabilities	$106,340	391	1.47%	$89,222	249	1.12%	$48	94	142
Demand deposits	35,818			32,834
Other liabilities	5,088			3,397
Total liabilities	$147,246			$125,453
Total equity	$20,332			$15,967
Total liabilities and equity	$167,578			$141,420
Net interest income (FTE)(c)		$1,250			$1,024		$183	43	226
Net interest margin (FTE)(c)			3.37%			3.21%
Net interest rate spread (FTE)(c)			2.95			2.86
Interest-bearing liabilities to interest-earning assets			71.47			69.61

(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)The FTE adjustments included in the above table were $5 and $4 for the three months ended June 30, 2019 and 2018, respectively.

(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
							Attribution of Change in
For the six months ended	June 30, 2019			June 30, 2018			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$49,145	1,154	4.73%	$42,064	858	4.11%	$156	140	296
Commercial mortgage loans	9,035	223	4.98	6,555	140	4.32	59	24	83
Commercial construction loans	5,044	141	5.63	4,707	111	4.77	9	21	30
Commercial leases	3,684	60	3.30	3,903	54	2.80	(3)	9	6
Total commercial loans and leases	66,908	1,578	4.76	57,229	1,163	4.10	221	194	415
Residential mortgage loans	16,873	310	3.71	16,150	287	3.58	13	10	23
Home equity	6,366	168	5.32	6,780	159	4.74	(10)	19	9
Indirect secured consumer loans	9,686	190	3.96	9,016	143	3.19	11	36	47
Credit card	2,402	149	12.50	2,223	134	12.16	11	4	15
Other consumer loans	2,477	93	7.54	1,653	54	6.67	31	8	39
Total consumer loans	37,804	910	4.85	35,822	777	4.38	56	77	133
Total loans and leases	$104,712	2,488	4.79%	$93,051	1,940	4.21%	$277	271	548
Securities:
Taxable	34,896	570	3.30	33,257	529	3.21	26	15	41
Exempt from income taxes(b)	34	1	4.03	77	1	2.79	-	-	-
Other short-term investments	2,023	19	1.87	1,472	11	1.50	5	3	8
Total interest-earning assets	$141,665	3,078	4.38%	$127,857	2,481	3.91%	$308	289	597
Cash and due from banks	2,576			2,177
Other assets	15,192			12,565
Allowance for loan and lease losses	(1,109)			(1,166)
Total assets	$158,324			$141,433
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$35,113	204	1.17%	$28,560	99	0.70%	$26	79	105
Savings deposits	13,739	11	0.16	13,582	6	0.08	-	5	5
Money market deposits	24,541	133	1.09	21,397	66	0.62	11	56	67
Foreign office deposits	185	1	0.57	432	1	0.27	-	-	-
Other time deposits	5,271	48	1.82	3,937	25	1.30	11	12	23
Total interest-bearing core deposits	78,849	397	1.01	67,908	197	0.58	48	152	200
Certificates $100,000 and over	4,576	47	2.11	2,220	16	1.42	21	10	31
Other deposits	381	5	2.46	288	2	1.57	1	2	3
Federal funds purchased	1,582	20	2.50	887	7	1.63	8	5	13
Other short-term borrowings	884	14	3.28	2,438	19	1.60	(17)	12	(5)
Long-term debt	15,492	259	3.37	14,678	217	2.98	13	29	42
Total interest-bearing liabilities	$101,764	742	1.47%	$88,419	458	1.05%	$74	210	284
Demand deposits	33,202			33,327
Other liabilities	4,659			3,622
Total liabilities	$139,625			$125,368
Total equity	$18,699			$16,065
Total liabilities and equity	$158,324			$141,433
Net interest income (FTE)(c)		$2,336			$2,023		$234	79	313
Net interest margin (FTE)(c)			3.33%			3.19%
Net interest rate spread (FTE)(c)			2.91			2.86
Interest-bearing liabilities to interest-earning assets			71.83			69.15
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $9 and $7 for the six months ended June 30, 2019 and 2018, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for credit losses was $85 million and $175 million for the three and six months ended June 30, 2019, respectively, compared to $14 million and $27 million during the same periods in the prior year. The increases in provision expense for both the three and six months ended June 30, 2019 were primarily due to net charge-offs exceeding estimated probable loan and lease losses identified in the portfolio during both the three and six months ended June 30, 2018, as well as increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition.

The ALLL increased $12 million from December 31, 2018 to $1.1 billion at June 30, 2019. At June 30, 2019, the ALLL as a percent of portfolio loans and leases decreased to 1.02% compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The reserve for unfunded commitments increased $16 million from December 31, 2018 to $147 million at June 30, 2019. This increase reflects the impact of the MB Financial, Inc. acquisition, which included approximately $8 million in reserves for unfunded commitments at the acquisition date.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio, ALLL, and reserve for unfunded commitments.

Noninterest Income

Noninterest income decreased $83 million and increased $109 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
	For the three months ended			For the six months ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Service charges on deposits	$143	137	4	$274	275	-
Corporate banking revenue	137	120	14	249	208	20
Wealth and asset management revenue	122	108	13	234	221	6
Card and processing revenue	92	84	10	171	163	5
Mortgage banking net revenue	63	53	19	119	109	9
Other noninterest income	93	250	(63)	684	708	(3)
Securities gains (losses), net	8	(5)	NM	25	(15)	NM
Securities gains (losses), net - non-qualifying hedges on MSRs	2	(4)	NM	5	(17)	NM
Total noninterest income	$660	743	(11)	$1,761	1,652	7

Service charges on deposits

Service charges on deposits increased $6 million for the three months ended June 30, 2019 and decreased $1 million for the six months ended June 30, 2019 compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to an increase of $11 million in commercial deposit fees partially offset by a decrease of $5 million in consumer deposit fees. The decrease for the six months ended June 30, 2019 was primarily due to a decrease of $6 million in consumer deposit fees partially offset by an increase of $5 million in commercial deposit fees.

Corporate banking revenue

Corporate banking revenue increased $17 million and $41 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 compared to the same period in the prior year was primarily driven by an increase in lease-related services revenue of $19 million driven by the acquisition of MB Financial, Inc., partially offset by a decrease in institutional sales of $5 million. The increase for the six months ended June 30, 2019 compared to the same period in the prior year was primarily driven by increases in lease-related services revenue, lease remarketing fees and business lending fees of $20 million, $13 million and $9 million, respectively. The increase in lease-related services revenue for the six months ended June 30, 2019 was driven by the acquisition of MB Financial, Inc. These benefits were partially offset by a decrease in foreign exchange fees of $3 million for the six months ended June 30, 2019 compared to the same period in the prior year.

Wealth and asset management revenue

Wealth and asset management revenue increased $14 million and $13 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases of $11 million and $14 million, respectively, in private client service fees. These increases were driven by the benefit from acquisitions since June 30, 2018. The Bancorp’s trust and registered investment advisory businesses had approximately $399 billion and $368 billion in total assets under care at June 30, 2019 and 2018, respectively, and managed $46 billion and $37 billion in assets for individuals, corporations and not-for-profit organizations at June 30, 2019 and 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Card and processing revenue

Card and processing revenue increased $8 million for both the three and six months ended June 30, 2019 compared to the same periods in the prior year primarily driven by increases in the number of actively used cards and customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue increased $10 million for both the three and six months ended June 30, 2019 compared to the same periods in the prior year.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Origination fees and gains on loan sales	$37	28	62	52
Net mortgage servicing revenue:
Gross mortgage servicing fees	70	54	125	106
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically
hedge MSRs	(44)	(29)	(68)	(49)
Net mortgage servicing revenue	26	25	57	57
Total mortgage banking net revenue	$63	53	119	109

Origination fees and gains on loan sales increased $9 million and $10 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by an increase in originations due to the interest rate environment. Residential mortgage loan originations increased to $2.9 billion and $4.5 billion during the three and six months ended June 30, 2019, respectively, compared to $2.1 billion and $3.6 billion during the same periods in the prior year.

Net mortgage servicing revenue increased $1 million and remained flat for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 compared to the same period in the prior year included an increase in gross mortgage servicing fees of $16 million, partially offset by an increase in net negative valuation adjustments of $15 million. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 10: Components of Net Valuation Adjustments on MSRs
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Changes in fair value and settlement of free-standing derivatives purchased to economically
hedge the MSR portfolio	$117	(16)	177	(65)
Changes in fair value:
Due to changes in inputs or assumptions	(116)	21	(173)	78
Other changes in fair value	(45)	(34)	(72)	(62)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically
hedge MSRs	$(44)	(29)	(68)	(49)

Mortgage rates decreased during both the three and six months ended June 30, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $116 million and $173 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $45 million and $72 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2019.

Mortgage rates increased during both the three and six months ended June 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $21 million and $78 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $34 million and $62 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and six months ended June 30, 2018.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $2 million and $5 million during the three and six months ended June 30, 2019, respectively, and net losses of $4 million and $17 million during the three and six months ended June 30, 2018, respectively, recorded in securities gains (losses), net - non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s total residential mortgage loans serviced at June 30, 2019 and 2018 were $102.4 billion and $78.5 billion, respectively, with $84.6 billion and $62.2 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Gain on sale of Worldpay, Inc. shares	$-	205	562	205
Operating lease income	45	22	66	45
Cardholder fees	15	14	29	27
BOLI income	15	14	29	27
Private equity investment income	18	16	22	35
Consumer loan and lease fees	6	6	11	11
Banking center income	6	6	11	11
Insurance income	5	5	10	11
Equity method income (loss) from interest in Worldpay Holding, LLC	-	-	2	(1)
Net gains (losses) on loan sales	-	-	1	(1)
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(22)	(10)	(52)	(49)
Net losses on disposition and impairment of bank premises and equipment	(1)	(33)	(21)	(41)
Loss on sale of business	(4)	-	(4)	-
Gain related to Vantiv, Inc.'s acquisition of Worldpay Group plc.	-	-	-	414
Other, net	10	5	18	14
Total other noninterest income	$93	250	684	708

Other noninterest income decreased $157 million during the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the gain on sale of Worldpay, Inc. shares recognized during the second quarter of 2018. This reduction was partially offset by a decrease in the net losses on disposition and impairment of bank premises and equipment and an increase in operating lease income.

The Bancorp recognized a $205 million gain on the sale of Worldpay, Inc. shares during the three months ended June 30, 2018. Net losses on disposition and impairment of bank premises and equipment for the three months ended June 30, 2018 included the impact of branch impairment charges of $33 million. Operating lease income increased $23 million for the three months ended June 30, 2019 compared to the same period in the prior year driven by the acquisition of MB Financial, Inc.

Other noninterest income decreased $24 million during the six months ended June 30, 2019 compared to the same period in the prior year primarily due to the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018 and a decrease in private equity investment income. These reductions were partially offset by an increase in gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in operating lease income driven by the acquisition of MB Financial, Inc. and a decrease in the net losses on disposition and impairment of bank premises and equipment.

The Bancorp recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the six months ended June 30, 2018. Private equity investment income decreased $13 million for the six months ended June 30, 2019 compared to the same period in the prior year due to the recognition of positive net valuation adjustments and gains on certain private equity investments during the six months ended June 30, 2018. For additional information on the valuation of private equity investments, refer to Note 25 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized a $562 million gain on the sale of Worldpay, Inc. shares during the six months ended June 30, 2019 compared to a $205 million gain on the sale of Worldpay, Inc. shares during the six months ended June 30, 2018. For additional information, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements. Operating lease income increased $21 million for the six months ended June 30, 2019 compared to the same period in the prior year driven by the acquisition of MB Financial, Inc. Net losses on disposition and impairment of bank premises and equipment for the six months ended June 30, 2018 included the impact of the previously mentioned branch impairment charges of $33 million.

Noninterest Expense

Noninterest expense increased $242 million and $330 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
	For the three months ended			For the six months ended
	June 30,			June 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Salaries, wages and incentives	$544	471	15	$1,023	918	11
Employee benefits	97	78	24	228	188	21
Technology and communications	136	67	103	219	135	62
Net occupancy expense	88	74	19	164	149	10
Card and processing expense	34	30	13	64	60	7
Equipment expense	33	30	10	63	61	3
Other noninterest expense	311	251	24	580	500	16
Total noninterest expense	$1,243	1,001	24	$2,341	2,011	16
Efficiency ratio on an FTE basis(a)	65.1%	56.7		57.1%	54.7

(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp recognized $109 million and $185 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three and six months ended June 30, 2019, respectively, compared to $2 million in the same periods in the prior year. The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 13: Merger-Related Expenses
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Salaries, wages and incentives	$41	-	$72	-
Employee benefits	-	-	3	-
Technology and communications	49	-	60	-
Net occupancy expense	6	-	6	-
Card and processing expense	1	-	1	-
Equipment expense	1	-	1	-
Other noninterest expense	11	2	42	2
Total	$109	2	$185	2

Personnel costs increased $92 million and $145 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by $41 million and $75 million in merger-related expenses for the three and six months ended June 30, 2019, respectively, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Full-time equivalent employees totaled 19,758 at June 30, 2019 compared to 18,163 at June 30, 2018.

Technology and communications expense increased $69 million and $84 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by $49 million and $60 million in merger-related expenses for the three and six months ended June 30, 2019, respectively, as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Marketing	$41	30	$77	62
Loan and lease	34	29	61	55
Operating lease	38	20	56	40
Losses and adjustments	34	16	55	33
FDIC insurance and other taxes	19	34	38	66
Professional service fees	18	16	36	30
Data processing	18	15	34	28
Travel	19	13	33	26
Postal and courier	10	8	19	18
Recruitment and education	8	8	18	16
Supplies	4	4	7	7
Insurance	3	3	7	6
Donations	3	13	6	16
Loss (income) on partnership investments	1	(8)	1	(6)
Other, net	61	50	132	103
Total other noninterest expense	$311	251	$580	500

Other noninterest expense increased $60 million and $80 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the recognition of $11 million and $42 million of merger-related expenses related to the acquisition of MB Financial, Inc. for the three and six months ended June 30, 2019, respectively, as well as increases in losses and adjustments, operating lease expenses, driven by the acquisition of MB Financial, Inc., and marketing expenses, partially offset by a decrease in FDIC insurance and other taxes. Losses and adjustments, operating lease expenses and marketing expenses increased $18 million, $18 million and $11 million, respectively, for the three months ended June 30, 2019 and increased $22 million, $16 million and $15 million for the six months ended June 30, 2019 compared to the same periods in the prior year.

FDIC insurance and other taxes decreased $15 million and $28 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 15: Applicable Income Taxes
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Income before income taxes	$577	748	1,572	1,630
Applicable income tax expense	124	146	344	327
Effective tax rate	21.5%	19.6	21.9	20.1

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

The increase in the effective tax rate for both the three and six months ended June 30, 2019 compared to the same periods in the prior year was primarily related to an increase in state income tax expense, a decrease in excess tax benefits related to share-based compensation and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease in proportional amortization of qualifying LIHTC investments.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at June 30, 2019, the Bancorp estimates that it may be necessary to recognize $4 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the first half of 2020. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 16 summarizes end of period loans and leases, including loans and leases held for sale, Table 17 summarizes loans acquired in the MB Financial, Inc. acquisition and Table 18 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 16: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2019		December 31, 2018
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$51,275	46%	$44,407	46%
Commercial mortgage loans	10,720	10	6,977	7
Commercial construction loans	5,264	5	4,657	5
Commercial leases	3,677	3	3,600	4
Total commercial loans and leases	70,936	64	59,641	62
Consumer loans:
Residential mortgage loans	17,808	16	16,041	17
Home equity	6,325	6	6,402	7
Indirect secured consumer loans(a)	10,403	10	8,976	9
Credit card	2,436	2	2,470	3
Other consumer loans	2,580	2	2,342	2
Total consumer loans	39,552	36	36,231	38
Total loans and leases	$110,488	100%	$95,872	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$109,283		$95,265
(a)

The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Total loans and leases, including loans and leases held for sale, increased $14.6 billion from December 31, 2018. The increase in total loans and leases was primarily driven by the impact of the MB Financial, Inc. acquisition, which added $13.4 billion in total loans and leases upon acquisition. Table 17 summarizes the detail of loans and leases acquired from MB Financial, Inc. on March 22, 2019.

TABLE 17: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$6,546
Commercial mortgage loans	3,586
Commercial construction loans	495
Commercial leases	443
Total commercial loans and leases	11,070
Consumer loans:
Residential mortgage loans	1,318
Home equity	169
Indirect secured consumer loans	801
Credit card	19
Other consumer loans	44
Total consumer loans	2,351
Total loans and leases	$13,421
Total portfolio loans and leases (excluding loans and leases held for sale)	$13,409

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Commercial loans and leases increased $225 million from December 31, 2018 due to increases in commercial and industrial loans, commercial mortgage loans and commercial construction loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $322 million, or 1%, from December 31, 2018 primarily as a result of an increase in revolving line-of-credit utilization as well as a decrease in payoffs during the six months ended June 30, 2019. Commercial mortgage loans increased $157 million, or 2%, from December 31, 2018 primarily as a result of an increase in loan originations and increases in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial construction loans increased $112 million, or 2%, from December 31, 2018 primarily as a result of increases in draw levels on existing commitments due to seasonal trends. Commercial leases decreased $366 million, or 10%, from December 31, 2018 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Consumer loans increased $970 million from December 31, 2018 primarily due to increases in indirect secured consumer loans, residential mortgage loans, and other consumer loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $626 million, or 7%, from December 31, 2018 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $449 million, or 3%, from December 31, 2018 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the six months ended June 30, 2019. Other consumer loans increased $194 million, or 8%, from December 31, 2018 primarily as a result of growth in point-of-sale loan originations. Home equity decreased $246 million, or 4%, from December 31, 2018 as payoffs exceeded loan

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

production. Credit card decreased $53 million, or 2%, from December 31, 2018 primarily as a result of seasonal paydowns on year-end balances.

TABLE 18: Components of Average Loans and Leases (including loans and leases held for sale)
	June 30, 2019		June 30, 2018
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$52,187	47%	$42,327	45%
Commercial mortgage loans	10,635	10	6,521	7
Commercial construction loans	5,248	5	4,743	5
Commercial leases	3,811	3	3,847	4
Total commercial loans and leases	71,881	65	57,438	61
Consumer loans:
Residential mortgage loans	17,589	16	16,213	18
Home equity	6,376	6	6,672	7
Indirect secured consumer loans(a)	10,190	9	8,968	10
Credit card	2,408	2	2,221	2
Other consumer loans	2,549	2	1,720	2
Total consumer loans	39,112	35	35,794	39
Total average loans and leases	$110,993	100%	$93,232	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$110,095		$92,557
(a)

The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Average loans and leases, including loans and leases held for sale, increased $17.8 billion for the three months ended June 30, 2019 compared to the same period in the prior year as a result of a $14.4 billion, or 25%, increase in average commercial loans and leases as well as a $3.3 billion, or 9%, increase in average consumer loans.

Average commercial loans and leases increased for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans. Average commercial and industrial loans increased $9.9 billion, or 23%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the impact of the acquisition of MB Financial, Inc. and an increase in loan originations as well as a decrease in payoffs. Average commercial mortgage loans increased $4.1 billion, or 63%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the impact of the acquisition of MB Financial, Inc. and an increase in loan origination activity. Average commercial construction loans increased $505 million, or 11%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily as a result of the acquisition of MB Financial, Inc.

Average consumer loans increased for the three months ended June 30, 2019 compared to the same period in the prior year due to increases in average residential mortgage loans, average indirect secured consumer loans, average other consumer loans and average credit card, partially offset by a decrease in average home equity loans. Average residential mortgage loans increased $1.4 billion, or 8%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily driven by the acquisition of MB Financial, Inc. Average indirect secured consumer loans increased $1.2 billion, or 14%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs. Average other consumer loans increased $829 million, or 48%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to growth in point-of-sale loan originations. Average credit card increased $187 million, or 8%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to increases in balance-active customers and average balance per active customer. Average home equity decreased $296 million, or 4%, for the three months ended June 30, 2019 compared to the same period in the prior year as payoffs exceeded loan production, partially offset by home equity acquired in the MB Financial, Inc. acquisition.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $36.6 billion and $33.6 billion at June 30, 2019 and December 31, 2018, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.9 years at June 30, 2019 compared to 5.0 years at December 31, 2018.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2019, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both June 30, 2019 and December 31, 2018. During both the three and six months ended June 30, 2019, the Bancorp recognized $1 million of OTTI on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. During both the three and six months ended June 30, 2018, the Bancorp did not recognize OTTI on any of its available-for-sale debt and other securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of investment securities:

TABLE 19: Components of Investment Securities
	June 30,	December 31,
As of ($ in millions)	2019	2018
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$74	98
Obligations of states and political subdivisions securities	3	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	14,466	16,403
Agency commercial mortgage-backed securities	14,290	10,770
Non-agency commercial mortgage-backed securities	3,257	3,305
Asset-backed securities and other debt securities	2,095	1,998
Other securities(a)	546	552
Total available-for-sale debt and other securities	$34,731	33,128
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$16	16
Asset-backed securities and other debt securities	5	2
Total held-to-maturity securities	$21	18
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$15	16
Obligations of states and political subdivisions securities	31	35
Agency residential mortgage-backed securities	77	68
Asset-backed securities and other debt securities	199	168
Total trading debt securities	$322	287
Total equity securities (fair value)	$485	452

(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $100, $444 and $2, respectively, at June 30, 2019 and $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $1.6 billion from December 31, 2018 primarily due to an increase in agency commercial mortgage-backed securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 23% and 25% of total interest-earning assets at June 30, 2019 and December 31, 2018, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.3 years at June 30, 2019 compared to 6.5 years at December 31, 2018. In addition, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.25% at both June 30, 2019 and December 31, 2018.

Information presented in Table 20 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.0 billion at June 30, 2019 compared to net unrealized losses of $298 million at December 31, 2018. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 20: Characteristics of Available-for-Sale Debt and Other Securities
			Weighted-Average	Weighted-Average
As of June 30, 2019 ($ in millions)	Amortized Cost	Fair Value	Life (in years)	Yield
U.S. Treasury and federal agency securities:
Average life 1 – 5 years	$74	75	3.6	2.16%
Total	$74	75	3.6	2.16%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.6	7.47
Average life 1 – 5 years	-	-	2.1	5.90
Average life 5 – 10 years	3	3	5.1	-
Total	$3	3	4.9	0.45%
Agency residential mortgage-backed securities:
Average life 1 – 5 years	7,211	7,370	3.6	3.46
Average life 5 – 10 years	6,792	6,949	6.8	3.19
Average life greater than 10 years	463	483	13.0	3.41
Total	$14,466	14,802	5.4	3.33%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	212	219	0.2	2.54
Average life 1 – 5 years	3,297	3,412	3.3	3.13
Average life 5 – 10 years	7,923	8,223	7.5	3.03
Average life greater than 10 years	2,858	2,966	13.1	3.09
Total	$14,290	14,820	7.6	3.06%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	1	1	0.7	3.83
Average life 1 – 5 years	1,066	1,106	4.1	3.31
Average life 5 – 10 years	2,190	2,273	6.1	3.24
Total	$3,257	3,380	5.5	3.26%
Asset-backed securities and other debt securities:
Average life of 1 year or less	14	15	0.6	3.72
Average life 1 – 5 years	1,221	1,254	3.2	4.14
Average life 5 – 10 years	835	833	7.1	4.01
Average life greater than 10 years	25	25	10.8	4.11
Total	$2,095	2,127	4.8	4.09%
Other securities	546	546
Total available-for-sale debt and other securities	$34,731	35,753	6.3	3.25%

(a)Taxable-equivalent yield adjustments included in the above table are 1.57%, 0.00%, 0.00% and 0.03% for securities with an average life of 1 year or less, 1-5 years, 5-10 years, and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 71% and 72% of the Bancorp’s average asset funding base at June 30, 2019 and December 31, 2018, respectively.

The following table presents the end of period components of deposits:

TABLE 21: Components of Deposits
	June 30, 2019		December 31, 2018
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,589	28%	$32,116	30%
Interest checking	37,491	30	34,058	31
Savings	14,484	12	12,907	12
Money market	26,465	21	22,597	21
Foreign office	175	-	240	-
Total transaction deposits	114,204	91	101,918	94
Other time	5,759	5	4,490	4
Total core deposits	119,963	96	106,408	98
Certificates $100,000 and over(a)	5,429	4	2,427	2
Total deposits	$125,392	100%	$108,835	100%

(a)Includes $3.4 billion and $1.2 billion of institutional, retail and wholesale certificates $250,000 and over at June 30, 2019 and December 31, 2018, respectively.

Total deposits increased $16.6 billion, or 15%, from December 31, 2018 driven by the MB Financial, Inc. acquisition as the Bancorp assumed commercial and consumer deposit balances of $14.5 billion at acquisition. Table 22 summarizes the detail of deposits assumed as a result of the MB Financial, Inc. acquisition on March 22, 2019.

TABLE 22: Deposits Assumed
($ in millions)
Demand	$6,010
Interest checking	2,408
Savings	1,175
Money market	2,571
Total transaction deposits	12,164
Other time	546
Total core deposits	12,710
Certificates $100,000 and over	1,779
Total deposits	$14,489

The following discussion excludes the impact of the MB Financial, Inc. acquisition. Core deposits increased $845 million, or 1%, from December 31, 2018 primarily as a result of an increase in other time deposits and transaction deposits. Other time deposits increased $723 million, or 16%, primarily due to promotional rate offers. Transaction deposits increased $122 million from December 31, 2018 primarily due to increases in money market deposits and interest checking deposits, partially offset by a decrease in demand deposits. Money market deposits increased $1.3 billion, or 6%, from December 31, 2018 primarily as a result of promotional product offerings, which drove consumer customer acquisition. Interest checking deposits increased $1.0 billion, or 3%, from December 31, 2018 primarily as a result of higher balances per commercial customer account and balance migration from demand deposit accounts. Demand deposits decreased $2.5 billion, or 8%, from December 31, 2018 primarily as a result of balance migration into interest checking deposits and lower balances per commercial customer account.

Certificates $100,000 and over increased $1.2 billion, or 50%, from December 31, 2018 primarily due to an increase in retail brokered certificates of deposit issued since December 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of average deposits for the three months ended:

TABLE 23: Components of Average Deposits
	June 30, 2019		June 30, 2018
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,818	29%	$32,834	32%
Interest checking	36,514	29	28,715	28
Savings	14,418	12	13,618	13
Money market	25,934	21	22,036	21
Foreign office	163	-	371	-
Total transaction deposits	112,847	91	97,574	94
Other time	5,678	4	4,018	4
Total core deposits	118,525	95	101,592	98
Certificates $100,000 and over(a)	5,780	5	2,155	2
Other deposits	40	-	198	-
Total average deposits	$124,345	100%	$103,945	100%
(a)		Includes $3.5 billion and $1.1 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended June 30, 2019 and 2018, respectively.

On an average basis, core deposits increased $16.9 billion, or 17%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to an increase of $15.3 billion in average transaction deposits. The increase in average transaction deposits was driven primarily by increases in average interest checking deposits, average money market deposits and average demand deposits. Average interest checking deposits increased $7.8 billion, or 27%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $3.9 billion, or 18%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as promotional product offerings, which drove consumer customer acquisition. Average demand deposits increased $3.0 billion, or 9%, for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition, partially offset by the balance migration into interest checking deposits.

Average certificates $100,000 and over increased $3.6 billion for the three months ended June 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as an increase in retail brokered certificates of deposit issued during the second quarter of 2019.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of June 30, 2019 are summarized in the following table:

TABLE 24: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,405
3-6 months	918
6-12 months	2,200
After 12 months	906
Total certificates $100,000 and over	$5,429

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2019 are summarized in the following table:

TABLE 25: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$9,020
13-24 months	1,843
25-36 months	238
37-48 months	44
49-60 months	35
After 60 months	8
Total other time deposits and certificates $100,000 and over	$11,188

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 17% and 20% at June 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the end of period components of borrowings:

TABLE 26: Components of Borrowings
As of ($ in millions)	June 30, 2019	December 31, 2018
Federal funds purchased	$179	1,925
Other short-term borrowings	957	573
Long-term debt	15,784	14,426
Total borrowings	$16,920	16,924

Total borrowings decreased $4 million from December 31, 2018 due to a decrease in federal funds purchased, partially offset by increases in long-term debt and other short-term borrowings. Federal funds purchased decreased $1.7 billion from December 31, 2018 due to a reduction in short-term funding needs as a result of deposit growth. Long-term debt increased $1.4 billion from December 31, 2018 primarily driven by the issuance of $1.5 billion of unsecured senior fixed-rate notes, $300 million of unsecured senior floating-rate bank notes, the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization and $140 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the six months ended June 30, 2019. The increase in long-term debt since December 31, 2018 also included the impact of $720 million of long-term debt assumed in the MB Financial, Inc. acquisition. These increases were partially offset by the maturities of $1.6 billion of unsecured senior bank notes and $500 million of unsecured senior notes and $315 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding the automobile loan securitization and long-term debt issuances, refer to Note 13 and Note 17, respectively, of the Notes to Condensed Consolidated Financial Statements. Other short-term borrowings increased $384 million from December 31, 2018 primarily as a result of other short-term borrowings assumed in the MB Financial, Inc. acquisition. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 27: Components of Average Borrowings
($ in millions)	June 30, 2019	June 30, 2018
Federal funds purchased	$1,151	1,080
Other short-term borrowings	1,119	2,452
Long-term debt	15,543	14,579
Total average borrowings	$17,813	18,111

Total average borrowings decreased $298 million, or 2%, compared to June 30, 2018, due to a decrease in average other short-term borrowings partially offset by an increase in average long-term debt. Average other short-term borrowings decreased $1.3 billion compared to June 30, 2018, primarily driven by a decrease in FHLB advances. Average long-term debt increased $964 million compared to June 30, 2018. The increase was primarily driven by the issuances of $1.5 billion of unsecured senior fixed-rate notes, $1.3 billion of unsecured senior fixed-rate bank notes, $600 million of unsecured senior floating-rate bank notes and the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization since June 30, 2018, partially offset by the maturities of $2.9 billion in unsecured senior bank notes, $500 million in unsecured senior notes and $531 million of paydowns on long-term debt associated with automobile loan securitizations since June 30, 2018. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The following table summarizes net income (loss) by business segment:

TABLE 28: Net Income (Loss) by Business Segment
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Commercial Banking	$395	305	687	560
Branch Banking	237	147	455	282
Consumer Lending	20	(3)	28	(14)
Wealth and Asset Management	24	33	49	44
General Corporate and Other	(223)	120	9	431
Net income	$453	602	1,228	1,303

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 29: Commercial Banking
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income (FTE)(a)	$634	431	1,147	853
Provision for (benefit from) credit losses	25	(10)	46	(29)
Noninterest income:
Corporate banking revenue	135	119	247	205
Service charges on deposits	82	70	149	139
Other noninterest income	84	40	131	103
Noninterest expense:
Personnel costs	119	80	227	168
Other noninterest expense	301	223	549	474
Income before income taxes (FTE)	490	367	852	687
Applicable income tax expense(a)(b)	95	62	165	127
Net income	$395	305	687	560
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$68,486	54,267	63,599	54,110
Demand deposits	17,555	16,593	15,991	17,358
Interest checking deposits	18,064	11,099	17,144	10,689
Savings and money market deposits	4,986	4,663	4,315	4,554
Other time deposits and certificates $100,000 and over	412	329	348	469
Foreign office deposits	163	370	185	431

(a)Includes FTE adjustments of $5 and $4 for the three months ended June 30, 2019 and 2018, respectively, and $9 and $7 for the six months ended June 30, 2019 and 2018, respectively.

(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $395 million for the three months ended June 30, 2019 compared to net income of $305 million for the three months ended June 30, 2018. Net income was $687 million for the six months ended June 30, 2019 compared to net income of $560 million for the six months ended June 30, 2018. The increases for both periods were driven by increases in net interest income on an FTE basis and noninterest income partially offset by increases in noninterest expense and provision for credit losses.

Net interest income on an FTE basis increased $203 million and $294 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in both average balances and yields on commercial loans and leases, increases in FTP credits on interest checking deposits and increases in FTP credit rates on demand deposits. These increases were partially offset by increases in FTP charges on loans and leases and increases in both average balances and rates paid on interest checking deposits.

Provision for credit losses increased $35 million and $75 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by the impact of the benefit of lower criticized assets for the three and six months ended June 30, 2018 partially offset by decreases in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 11 bps and 10 bps for the three and six months ended June 30, 2019, respectively, compared to 33 bps and 23 bps for the same periods in the prior year.

Noninterest income increased $72 million and $80 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for both the three and six months ended June 30, 2019 were driven by increases in other noninterest income, corporate banking revenue and service charges on deposits. Other noninterest income increased $44 million and $28 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in operating lease income and card and processing revenue. The increase for the three months ended June 30, 2019 also included an increase in private equity investment income. Corporate banking revenue increased $16 million and $42 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in lease-related services revenue, lease remarketing fees and business lending fees. The increase for the three months ended June 30, 2019 was partially offset by decreases in institutional sales revenue and syndication fees. Service charges on deposits increased $12 million and $10 million for three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in commercial deposit fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $117 million and $134 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by increases in other noninterest expense and personnel costs. Other noninterest expense increased $78 million and $75 million for the three and six months ended June 30, 2019 compared to the same periods in the prior year primarily due to increases in corporate overhead allocations, operating lease expense, losses and adjustments and losses on partnership investments. Personnel costs increased $39 million and $59 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year due to increased base compensation and incentive compensation primarily as a result of the acquisition of MB Financial, Inc.

Average commercial loans and leases increased $14.2 billion and $9.5 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans. Average commercial and industrial loans increased $9.8 billion and $7.0 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in loan originations and a decrease in payoffs. Average commercial mortgage loans increased $4.0 billion and $2.4 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in loan origination activity.

Average core deposits increased $8.1 billion and $4.6 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2019 were driven by increases in average interest checking deposits of $7.0 billion and $6.5 billion, respectively, compared to the same periods in the prior year primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account as well as the acquisition of MB Financial, Inc. The increase for the three months ended June 30, 2019 also included an increase in average demand deposits of $962 million compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. partially offset by balance migration into interest checking deposits. The increase for the six months ended June 30, 2019 was partially offset by a decrease in average demand deposits of $1.4 billion compared to the same period in the prior year primarily due to balance migration into interest checking deposits partially offset by the acquisition of MB Financial, Inc.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 30: Branch Banking
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$620	499	1,204	965
Provision for credit losses	55	47	107	90
Noninterest income:
Card and processing revenue	73	69	137	133
Service charges on deposits	63	67	127	134
Wealth and asset management revenue	40	37	76	74
Other noninterest income	26	(6)	46	12
Noninterest expense:
Personnel costs	152	137	295	273
Net occupancy and equipment expense	55	56	110	113
Card and processing expense	32	30	61	59
Other noninterest expense	228	209	441	426
Income before income taxes	300	187	576	357
Applicable income tax expense	63	40	121	75
Net income	$237	147	455	282
Average Balance Sheet Data
Consumer loans	$13,203	12,873	13,203	12,953
Commercial loans	2,186	1,910	2,107	1,891
Demand deposits	16,322	14,467	15,447	14,262
Interest checking deposits	10,863	10,318	10,401	10,317
Savings and money market deposits	33,694	29,551	32,318	28,993
Other time deposits and certificates $100,000 and over	7,985	5,236	7,211	5,135

Net income was $237 million for the three months ended June 30, 2019 compared to net income of $147 million for the three months ended June 30, 2018. Net income was $455 million for the six months ended June 30, 2019 compared to $282 million for the six months ended June 30, 2018. The increases for both periods were driven by increases in net interest income and noninterest income partially offset by increases in noninterest expense and provision for credit losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $121 million and $239 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases in net interest income for both periods were primarily due to increases in FTP credits on core deposits as well as increases in both average balances and yields on consumer loans. These benefits were partially offset by increases in the rates paid on average savings and money market deposits, increases in both average balances and rates paid on other time deposits as well as increases in FTP charge rates on loans and leases.

Provision for credit losses increased $8 million and $17 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2019 were primarily due to increases in net charge offs on credit card and other consumer loans partially offset by decreases in commercial criticized assets. Net charge-offs as a percent of average portfolio loans and leases increased to 140 bps and 139 bps for the three and six months ended June 30, 2019, respectively, compared to 112 bps and 117 bps for the three and six months ended June 30, 2018, respectively.

Noninterest income increased $35 million and $33 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest income partially offset by decreases in service charges on deposits. Other noninterest income increased $32 million and $34 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the impact of impairment on bank premises and equipment recognized during the second quarter of 2018. Service charges on deposits decreased $4 million and $7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by decreases in consumer deposit fees.

Noninterest expense increased $35 million and $36 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $19 million and $15 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations partially offset by decreases in FDIC insurance and other taxes. Personnel costs increased $15 million and $22 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to higher base compensation primarily as a result of the acquisition of MB Financial, Inc.

Average consumer loans increased $330 million and $250 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for both the three and six months ended June 30, 2019 compared to the same periods in the prior year were impacted by increases in average other consumer loans of $988 million and $990 million, respectively, primarily due to growth in point-of-sale loan originations partially offset by decreases in both average home equity loans of $288 million and $361 million, respectively, and average residential mortgage loans of $281 million and $282 million, respectively, as payoffs exceeded new loan production. Average commercial loans increased $276 million and $216 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans primarily due to core relationship growth and the acquisition of MB Financial, Inc.

Average core deposits increased $8.2 billion and $5.9 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for both periods were primarily driven by growth in average savings and money market deposits of $4.1 billion and $3.3 billion and growth in average demand deposits of $1.9 billion and $1.2 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove consumer customer acquisition and growth in balances from existing customers. Average other time deposits and certificates $100,000 and over increased $2.7 billion and $2.1 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year as a result of promotional offers, an increase in retail brokered certificates of deposit issued during the second quarter of 2019 and the acquisition of MB Financial, Inc.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 31: Consumer Lending
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$83	59	146	118
Provision for credit losses	7	8	20	20
Noninterest income:
Mortgage banking net revenue	62	52	117	106
Other noninterest income	5	-	12	(10)
Noninterest expense:
Personnel costs	52	52	97	102
Other noninterest expense	66	55	123	109
Income (loss) before income taxes	25	(4)	35	(17)
Applicable income tax expense (benefit)	5	(1)	7	(3)
Net income (loss)	$20	(3)	28	(14)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,230	11,838	12,566	11,758
Home equity	243	249	233	254
Indirect secured consumer loans	9,949	8,638	9,438	8,670

Net income was $20 million and $28 million for the three and six months ended June 30, 2019, respectively, compared to a net loss of $3 million and $14 million for the three and six months ended June 30, 2018, respectively. The increase for both the three and six months ended June 30, 2019 was driven by increases in net interest income and noninterest income partially offset by increases in noninterest expense.

Net interest income increased $24 million and $28 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in both average balances and yields on indirect secured consumer loans and residential mortgage loans as well as increases in FTP credits on demand deposits. These benefits were partially offset by increases in FTP charges on loans and leases.

Noninterest income increased $15 million and $33 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by increases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue increased $10 million and $11 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of the MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $5 million and $22 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the recognition of $2 million and $5 million of gains on securities related to non-qualifying hedges on MSRs during the three and six months ended June 30, 2019 compared to the recognition of $4 million and $17 million of losses during the three and six months ended June 30, 2018.

Noninterest expense increased $11 million and $9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in prior year primarily driven by increases in other noninterest expense. Other noninterest expense increased $11 million and $14 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in prior year primarily due to increases in corporate overhead allocations and losses and adjustments. The increase in noninterest expense for the six months ended June 30, 2019 was partially offset by a decrease in personnel costs of $5 million primarily driven by decreased base compensation.

Average consumer loans increased $2.7 billion and $1.6 billion for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average indirect secured consumer loans. Average residential mortgage loans increased $1.4 billion and $808 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by the acquisition of MB Financial, Inc. Average indirect secured consumer loans increased $1.3 billion and $768 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 32: Wealth and Asset Management
	For the three months ended		For the six months ended
	June 30,		ended June 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$48	45	97	88
Provision for (benefit from) credit losses	-	(11)	-	5
Noninterest income:
Wealth and asset management revenue	117	104	226	214
Other noninterest income	1	5	7	13
Noninterest expense:
Personnel costs	57	50	113	104
Other noninterest expense	78	73	154	150
Income before income taxes	31	42	63	56
Applicable income tax expense	7	9	14	12
Net income	$24	33	49	44
Average Balance Sheet Data
Loans and leases, including held for sale	$3,655	3,446	3,531	3,391
Core deposits	9,490	9,124	9,483	9,386

Net income was $24 million for the three months ended June 30, 2019 compared to net income of $33 million for the three months ended June 30, 2018. Net income was $49 million for the six months ended June 30, 2019 compared to $44 million for the six months ended June 30, 2018. The decrease for the three months ended June 30, 2019 was driven by increases in noninterest expense and provision for credit losses partially offset by increases in noninterest income and net interest income. The increase for the six months ended June 30, 2019 was driven by increases in net interest income and noninterest income as well as a decrease in provision for credit losses. These increases were partially offset by an increase in noninterest expense.

Net interest income increased $3 million and $9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in FTP credit rates on interest checking deposits and savings and money market deposits as well as increases in yields on average loans and leases. These positive impacts were partially offset by increases in the rates paid on average interest checking deposits as well as an increase in FTP charge rates on loans and leases.

The benefit from credit losses decreased $11 million and the provision for credit losses decreased $5 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decrease in the benefit from credit losses for the three months ended June 30, 2019 was driven by the impact of the benefit of lower criticized assets for the three months ended June 30, 2018. The decrease in the provision for credit losses for the six months ended June 30, 2019 was driven by a decrease in net charge-offs on commercial and industrial loans.

Noninterest income increased $9 million and $6 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by increases in wealth and asset management revenue partially offset by decreases in other noninterest income. Wealth and asset management revenue increased $13 million and $12 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in private client service fees driven by the benefit from acquisitions since June 30, 2018. Other noninterest income decreased $4 million and $6 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year due to a loss on sale of a business recognized in the second quarter of 2019.

Noninterest expense increased $12 million and $13 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year as a result of increases in personnel costs and other noninterest expense. Personnel costs increased $7 million and $9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to increased base compensation driven by acquisitions since June 30, 2018. Other noninterest expense increased $5 million and $4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in corporate overhead allocations.

Average loans and leases increased $209 million and $140 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in average residential mortgage loans driven by the acquisition of MB Financial, Inc. partially offset by decreases in average commercial and industrial loans as payoffs exceeded new loan production.

Average core deposits increased $366 million and $97 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to an increase in average interest checking deposits as a result of the acquisition of MB Financial, Inc. The increase for both the three and six months ended June 30, 2019 compared to the same period in the prior year was impacted by increases in average savings and money market deposits.

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

Net interest income decreased $125 million and $257 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year driven by increases in FTP credits on deposits allocated to the business segments and increases in interest expense on long-term debt and federal funds purchased. These negative impacts were partially offset by increases in the benefit related to FTP charges on loans and leases and increases in interest income on taxable securities.

The benefit from credit losses was $2 million for the three months ended June 30, 2019 compared to a benefit from credit losses of $20 million for the three months ended June 30, 2018. The provision for credit losses was $2 million for the six months ended June 30, 2019 compared to a benefit from credit losses of $59 million for the six months ended June 30, 2018. The increases for the three and six months ended June 30, 2019 compared to the same periods in the prior year were primarily due to net charge-offs exceeding estimated probable loan and lease losses identified in the portfolio during both the three and six months ended June 30, 2018, as well as increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition. The increases for the three and six months ended June 30, 2019 compared to the same periods in the prior year were partially offset by the impact of the benefit provided to the business segments in the prior year driven by lower commercial criticized asset levels.

Noninterest income decreased $212 million and $43 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2019 was primarily driven by the recognition of a $205 million gain on the sale of Worldpay, Inc. shares during the second quarter of 2018 as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended June 30, 2019 compared to the same period in the prior year. The decrease for the six months ended June 30, 2019 was primarily driven by the recognition of the previously mentioned $205 million gain in the second quarter of 2018 in addition to a $414 million gain recognized in the first quarter of 2018 related to Vantiv Inc.’s acquisition of Worldpay Group plc compared to a $562 million gain related to the sale of Worldpay, Inc. shares in the first quarter of 2019.

Noninterest expense increased $69 million and $138 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The increases for both periods were primarily due to increases in technology and communications expense, personnel costs and net occupancy expense driven by merger-related expenses as a result of the acquisition of MB Financial, Inc. partially offset by increases in corporate overhead allocations from General Corporate and Other to the other business segments. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for additional information on merger-related expenses.

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

Below are the Bancorp’s core principles of risk management that are used to ensure the Bancorp is operating in a safe and sound manner:

•Understand the risks taken as a necessary part of business; however, the Bancorp ensures risks taken are in alignment with its strategy and risk appetite.

•Provide transparency and escalate risks and issues as necessary.

•Ensure Fifth Third’s products and services are designed, delivered and maintained to provide value and benefit to its customers and to Fifth Third, and that potential opportunities remain aligned to the core customer base.

•Avoid risks that cannot be understood, managed or monitored.

•Act with integrity in all activities.

•Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customers’ needs.

•Maintain a strong financial position to ensure that the Bancorp meets its strategic objectives through all economic cycles and is able to access the capital markets at all times, even under stressed conditions.

•Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.

•Conduct business in compliance with all applicable laws, rules and regulations, and in alignment with internal policies and procedures.

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

•The Board of Directors (the “Board”) and executive management define the risk appetite, which is considered in the development of business strategies, and forms the basis for enterprise risk management. The Bancorp’s risk appetite is set annually in alignment with the strategic, capital and financial plans, and is reviewed by the Board on an annual basis.

•The Risk Management Process provides a consistent and integrated approach for managing risks and ensuring appropriate risk mitigants and controls are in place, and risks and issues are appropriately escalated. Five components are utilized for effective risk management; identifying, assessing, managing, monitoring and independent governance reporting of risk.

•The Board and executive management have identified eight risk types for monitoring the overall risk of the Bancorp; Credit Risk, Market Risk, Liquidity Risk, Operational Risk, Regulatory Compliance Risk, Legal Risk, Reputation Risk and Strategic Risk, and have also qualitatively established a risk tolerance, which is defined as the maximum amount of risk the Bancorp is willing to take for each of the eight risk types. These risk types are assessed on an ongoing basis and reported to the Board each quarter, or more

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

frequently, if necessary. In addition, each business and operational function (first line of defense) is accountable for proactively identifying and managing risk using its risk management process. Risk tolerances and risk limits are also established, where appropriate, in order to ensure that business and operational functions across the enterprise are able to monitor and manage risks at a more granular level, while ensuring that aggregate risks across the enterprise do not exceed the overall risk appetite.

•The Bancorp’s risk governance structure includes management committees operating under delegation from, and providing information directly or indirectly to, the Board. The Bancorp Board delegates certain responsibilities to Board sub-committees, including the RCC as outlined in each respective Committee Charter, which may be found on www.53.com. The ERMC, which reports to the RCC, comprises senior management from across the Bancorp and reviews and approves risk management frameworks and policies, oversees the management of all risk types to ensure that aggregated risks remain within the Bancorp’s risk appetite and fosters a risk culture to ensure appropriate escalation and transparency of risks.

•Fifth Third’s risk management framework and programs are being utilized in the ongoing integration of MB Financial, Inc. to ensure appropriate identification, assessment, management, monitoring and reporting of risks.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 33: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of June 30, 2019 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$1,051	1,091	1,416
Commercial mortgage loans	400	446	400
Commercial construction loans	42	49	46
Commercial leases	40	40	40
Total potential problem portfolio loans and leases(a)	$1,533	1,626	1,902
(a)	Includes $468 million of PCI and $331 million of non-PCI loans and leases as of June 30, 2019 acquired in the MB Financial, Inc. acquisition.

TABLE 34: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of December 31, 2018 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$646	647	854
Commercial mortgage loans	152	152	152
Commercial leases	31	31	31
Total potential problem portfolio loans and leases	$829	830	1,037

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

Overview

U.S. economic conditions continued to remain generally stable in the second quarter of 2019. Single-family housing starts rose 5.7% in the second quarter, but remain down 4.3% for the year while multi-family housing is showing a slight increase. The GDP in the first quarter grew at 3.1%, slightly lower than the advance estimate of 3.2%, but still above the consensus estimate of 3.0%. U.S. economic data has continued to remain positive. U.S. economic growth, as reflected by real GDP, has not begun to show material adverse effects of global growth concerns or the international trade tensions between the U.S. and other nations. The labor market remains tight, and there still are no signs that layoffs are increasing as evidenced by low initial jobless claims. Consumer confidence stands at a cyclical high reflective of the strong labor market.

The Fed has signaled that it is willing to lower interest rates to provide a cushion against a higher than expected slowdown in US growth due to trade uncertainties. Weak inflation remains persistently below the FOMC’s 2% target, also strengthening the case for lower rates. There is increasing data that suggests that the global economy may be slowing as trade tensions between the U.S. and other nations remain unresolved, or become exacerbated, reducing total output through net exports. If the trade tensions linger or worsen, the effects may impact many economies. Financial markets may experience sell-offs and greater volatility, including an adverse impact caused by business sentiment, which could restrain investment and limit productivity gains.

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

The acquired commercial and industrial portfolio is comprised primarily of small business and middle market commercial loans but also includes specialty lending products, including lease banking, small business leasing and asset-based lending. These products serve distinct client needs and broaden Fifth Third’s lending capabilities. The portfolios have been evaluated for credit quality and will be managed within Fifth Third’s credit risk framework to ensure adherence to risk appetite.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 35: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2019			December 31, 2018
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$12,341	22,361	140	10,387	19,290	48
Real estate	11,447	17,101	10	8,327	13,055	10
Financial services and insurance	8,129	16,658	-	6,805	13,192	1
Business services	5,295	8,636	32	4,426	7,161	17
Healthcare	5,104	7,182	41	4,343	6,198	36
Wholesale trade	4,485	7,584	20	3,127	5,481	14
Retail trade	4,043	7,907	5	3,726	7,496	6
Accommodation and food	3,825	6,096	36	3,435	5,626	28
Transportation and warehousing	2,859	4,945	19	2,807	4,729	19
Communication and information	2,762	5,236	5	2,923	5,111	-
Construction	2,755	5,213	5	2,498	4,718	4
Mining	2,616	4,584	59	2,427	4,363	38
Entertainment and recreation	1,865	3,239	5	1,798	3,354	1
Other services	1,164	1,625	4	855	1,104	4
Public administration	865	1,102	-	465	669	-
Utilities	838	2,522	-	835	2,531	-
Agribusiness	307	535	9	323	511	2
Individuals	61	135	-	64	130	-
Other	1	1	-	-	-	-
Total	$70,762	122,662	390	59,571	104,719	228
By Size:
Less than $200,000	1%	1	3	1	1	5
$200,000 - $1 million	3	3	6	2	2	9
$1 million - $5 million	9	8	18	6	6	18
$5 million - $10 million	7	6	19	6	5	19
$10 million - $25 million	20	18	45	19	16	38
Greater than $25 million	60	64	9	66	70	11
Total	100%	100	100	100	100	100
By State:
Illinois	15%	13	23	6	5	8
Ohio	11	12	15	13	14	10
Florida	7	7	6	8	8	21
Michigan	6	6	10	7	6	10
Indiana	4	4	3	4	4	8
Georgia	4	4	7	5	5	11
North Carolina	3	2	-	3	3	-
Tennessee	2	2	-	3	3	-
Kentucky	2	2	1	2	3	2
Other	46	48	35	49	49	30
Total	100%	100	100	100	100	100

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$373	258	2,688
Commercial mortgage nonowner-occupied loans	301	217	4,475
Total	$674	475	7,163

TABLE 37: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	172	2,119
Commercial mortgage nonowner-occupied loans	40	29	2,731
Total	$166	201	4,850

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2019 ($ in millions)					Net Recoveries for
					June 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Illinois	$3,561	4,348	5	-	-	-
Ohio	1,546	1,962	-	-	-	(1)
Florida	1,000	1,580	-	-	-	-
Michigan	702	806	-	1	-	-
North Carolina	655	931	-	-	-	-
Indiana	546	885	1	-	-	-
All other states	3,066	5,222	-	1	-	-
Total	$11,076	15,734	6	2	-	(1)

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2018 ($ in millions)					Net Charge-offs for
					June 30, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Illinois	$693	903	-	-	-	-
Ohio	1,604	2,013	-	1	-	-
Florida	1,024	1,651	-	-	-	-
Michigan	576	738	-	-	1	1
North Carolina	683	892	-	-	-	-
Indiana	501	763	-	-	-	-
All other states	2,652	4,649	-	2	-	1
Total	$7,733	11,609	-	3	1	2
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of June 30, 2019, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 10% of the consumer real estate portfolio. These loans accounted for 59% of total consumer real estate secured losses for the six months ended June 30, 2019. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the indirect secured consumer portfolio performance, which includes automobile loans. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTV ratios and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $705 million of ARM loans will have rate resets during the next twelve months. Of these resets, 31% are expected to experience an increase in rate, with an average increase of approximately 2%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 33% and weighted average origination LTV of 74%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 93% of the portfolio as of June 30, 2019 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 759.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 40: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$12,348	66.3%	$11,540	66.7%
LTV > 80%, with mortgage insurance(a)	2,376	95.1	2,010	95.1
LTV > 80%, no mortgage insurance	2,053	93.8	1,954	94.2
Total	$16,777	74.1%	$15,504	74.3%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2019 ($ in millions)				Net Charge-offs for June 30, 2019
		90 Days		Three Months	Six Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Illinois	$454	2	1	-	-
Ohio	428	3	2	-	-
Florida	280	1	1	-	-
Michigan	207	1	1	-	-
Indiana	152	1	1	-	-
North Carolina	104	-	-	-	-
Kentucky	89	1	-	-	-
All other states	339	3	2	-	-
Total	$2,053	12	8	-	-

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of June 30, 2018 ($ in millions)				Net Charge-offs for June 30, 2018
		90 Days		Three Months	Six Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Illinois	$408	-	2	-	-
Ohio	456	3	3	-	-
Florida	297	2	3	-	-
Michigan	228	1	1	-	-
Indiana	154	-	1	-	-
North Carolina	99	-	1	-	-
Kentucky	90	1	-	-	-
All other states	319	2	1	1	1
Total	$2,051	9	12	1	1

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 44 and Table 45. Of the total $6.3 billion of outstanding home equity loans:

•90% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2019;

•36% are in senior lien positions and 64% are in junior lien positions at June 30, 2019;

•80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2019; and

•The portfolio had a weighted average refreshed FICO score of 746 at June 30, 2019.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$215	3%	$218	4%
FICO 660-719	307	5	318	5
FICO ≥ 720	1,735	28	1,791	28
Total senior liens	2,257	36	2,327	37
Junior Liens:
FICO ≤ 659	463	7	469	7
FICO 660-719	753	12	769	12
FICO ≥ 720	2,852	45	2,837	44
Total junior liens	4,068	64	4,075	63
Total	$6,325	100%	$6,402	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 44: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,947	54.4%	$2,022	54.5%
LTV > 80%	310	88.8	305	88.8
Total senior liens	2,257	59.3	2,327	59.2
Junior Liens:
LTV ≤ 80%	2,416	67.0	2,367	67.2
LTV > 80%	1,652	89.9	1,708	90.1
Total junior liens	4,068	77.8	4,075	78.0
Total	$6,325	70.8%	$6,402	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of June 30, 2019 ($ in millions)					Net Charge-offs for June 30, 2019
			90 Days		Three Months	Six Months
	Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$1,116	2,311	-	9	1	2
Michigan	269	457	-	4	-	-
Illinois	183	302	-	4	1	1
Indiana	119	213	-	3	-	1
Kentucky	106	207	-	2	-	-
Florida	55	83	-	2	-	-
All other states	114	177	-	3	-	-
Total	$1,962	3,750	-	27	2	4

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of June 30, 2018 ($ in millions)					Net Charge-offs for June 30, 2018
			90 Days		Three Months	Six Months
	Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$1,037	1,994	-	8	1	2
Michigan	325	531	-	4	-	1
Illinois	214	339	-	3	-	1
Indiana	143	247	-	3	-	-
Kentucky	130	243	-	2	-	-
Florida	65	93	-	2	-	-
All other states	135	202	-	3	-	-
Total	$2,049	3,649	-	25	1	4

Indirect secured consumer portfolio

The indirect secured consumer portfolio is comprised of $9.5 billion of automobile loans and $856 million of indirect motorcycle, powersport, recreational vehicle and marine loans. For additional information on indirect secured consumer loans, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp’s indirect secured consumer portfolio balances have increased since December 31, 2018 due to the acquisition of MB Financial, Inc. and an increase in loan origination activity. Additionally, the concentration of lower FICO (≤690) origination balances remained within targeted credit risk tolerance during the six months ended June 30, 2019. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,798	17%	$1,604	18%
FICO > 690	8,605	83	7,372	82
Total	$10,403	100%	$8,976	100%

As of June 30, 2019, 95% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and RV loans. Credit policy limits the maximum advance rate on these to 100% of collateral value.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$6,799	82.1%	$5,591	82.3%
LTV > 100%	3,604	113.0	3,385	112.9
Total	$10,403	94.0%	$8,976	94.2%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans with an LTV at origination greater than 100%:

TABLE 49: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2019	$3,604	6	2	6	15
June 30, 2018	3,332	6	1	5	13

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, 69% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 50: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$90	4%	$82	3%
FICO 660-719	757	31	711	29
FICO ≥ 720	1,589	65	1,677	68
Total	$2,436	100%	$2,470	100%

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. Outstanding balances for other consumer loans increased approximately $238 million, or 10%, from December 31, 2018 primarily due to an increase in originations in connection with third-party financial technology companies. Additionally, the Bancorp has approximately $300 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of June 30, 2019. The Bancorp closely monitors the credit performance of these point-of-sale loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 51: Other Consumer Portfolio Loans Outstanding by Product Type at Origination
	June 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$702	27%	$610	26%
Other secured	531	21	510	22
Point-of-sale	1,347	52	1,222	52
Total	$2,580	100%	$2,342	100%

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

Nonperforming assets were $587 million at June 30, 2019 compared to $411 million at December 31, 2018. At June 30, 2019, $27 million of nonaccrual loans were held for sale, compared to $16 million at December 31, 2018.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.51% as of June 30, 2019 compared to 0.41% as of December 31, 2018. Nonaccrual loans and leases secured by real estate were 39% of nonaccrual loans and leases as of June 30, 2019 compared to 34% as of December 31, 2018.

Portfolio commercial nonaccrual loans and leases were $390 million at June 30, 2019, an increase of $162 million from December 31, 2018. Portfolio consumer nonaccrual loans and leases were $131 million at June 30, 2019, an increase of $11 million from December 31, 2018. Refer to Tables 53 and 54 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $39 million at June 30, 2019, compared to $47 million at December 31, 2018. The Bancorp recognized $1 million in losses on the transfer, sale or write-down of OREO properties for both the three months ended June 30, 2019 and 2018 and $3 million and $4 million in losses on the transfer, sale or write-down of OREO properties for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, approximately $9 million and $17 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2018 approximately $7 million and $15 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	June 30, 2019	December 31, 2018
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$135	54
Commercial mortgage loans	20	9
Commercial leases	31	18
Residential mortgage loans(a)	11	10
Home equity	61	56
Indirect secured consumer loans	1	-
Other consumer loans	2	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	191	139
Commercial mortgage loans	10	4
Commercial leases	3	4
Residential mortgage loans(a)	12	12
Home equity	17	13
Indirect secured consumer loans	1	1
Credit card	26	27
Total nonaccrual portfolio loans and leases(b)	521	348
OREO and other repossessed property	39	47
Total nonperforming portfolio assets	560	395
Nonaccrual loans held for sale	4	-
Nonaccrual restructured loans held for sale	23	16
Total nonperforming assets	$587	411
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$19	4
Commercial mortgage loans	11	2
Commercial construction loans	1	-
Residential mortgage loans(a)	47	38
Home equity	1	-
Indirect secured consumer loans	11	12
Credit card	37	37
Other consumer loans	1	-
Total portfolio loans and leases 90 days past due and still accruing	$128	93
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.51%	0.41
ALLL as a percent of nonperforming portfolio assets	199	279

(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $266 as of June 30, 2019 and $195 as of December 31, 2018. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended June 30, 2019 and 2018, respectively, and an immaterial amount and $3 for the six months ended June 30, 2019 and 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)Includes $13 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2019 and December 31, 2018, respectively, of which $9 and $2 were restructured nonaccrual government insured commercial loans at June 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the six months ended June 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	259	22	80	361
Acquired nonaccrual loans	8	-	-	8
Transfers to accrual status	-	(13)	(35)	(48)
Loan paydowns/payoffs	(61)	(4)	(15)	(80)
Transfers to OREO	(4)	(3)	(2)	(9)
Charge-offs	(53)	(1)	(18)	(72)
Draws/other extensions of credit	13	-	-	13
Balance, end of period	$390	23	108	521

TABLE 54: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the six months ended June 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	172	19	70	261
Transfers to accrual status	-	(12)	(30)	(42)
Transfers to held for sale	(25)	-	-	(25)
Loan paydowns/payoffs	(88)	(3)	(16)	(107)
Transfers to OREO	(2)	(5)	(4)	(11)
Charge-offs	(89)	(1)	(17)	(107)
Draws/other extensions of credit	31	-	-	31
Balance, end of period	$305	28	104	437

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

Consumer restructured loans on accrual status totaled $958 million and $961 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 13% and 37%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 55: Accruing and Nonaccruing Portfolio TDRs
Accruing
		30-89 Days	90 Days or
As of June 30, 2019 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$32	-	-	204	236
Residential mortgage loans(a)	551	54	135	12	752
Home equity	187	10	-	17	214
Indirect secured consumer loans	4	-	-	1	5
Credit card	14	3	-	26	43
Total	$788	67	135	260	1,250

(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2019, these advances represented $320 of current loans, $44 of 30-89 days past due loans and $112 of 90 days or more past due loans.

(b)Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Accruing and Nonaccruing Portfolio TDRs
Accruing
		30-89 Days	90 Days or
As of December 31, 2018 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$60	-	-	147	207
Residential mortgage loans(a)	552	52	120	12	736
Home equity	203	12	-	13	228
Indirect secured consumer loans	5	-	-	1	6
Credit card	14	3	-	27	44
Total	$834	67	120	200	1,221
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, these advances represented $321 of current loans, $42 of 30-89 days past due loans and $101 of 90 days or more past due loans.

(b)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 29 bps and 41 bps of average portfolio loans and leases for the three months ended June 30, 2019 and 2018, respectively, and were 30 bps and 38 bps of average portfolio loans and leases for the six months ended June 30, 2019 and 2018, respectively. Table 57 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 13 bps and 12 bps during the three and six months ended June 30, 2019, respectively, compared to 34 bps and 27 bps during the three and six months ended June 30, 2018, respectively. The decreases for both the three and six months ended June 30, 2019 were primarily due to decreases in net charge-offs on commercial and industrial loans of $27 million and $36 million, respectively, as well as an increase in average commercial loans as a result of the MB Financial, Inc. acquisition.

The ratio of consumer loan net charge-offs to average portfolio consumer loans was 59 bps and 63 bps during the three and six months ended June 30, 2019, respectively, compared to 52 bps and 56 bps for the three and six months ended June 30, 2018, respectively. The increases for both the three and six months ended June 30, 2019 were primarily due to increases in net charge-offs on credit card of $9 million and $16 million, respectively, and increases in net charge-offs on other consumer loans of $4 million and $5 million, respectively, as a result of growth in unsecured loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Summary of Credit Loss Experience
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Losses charged-off:
Commercial and industrial loans	$(30)	(51)	(50)	(83)
Commercial mortgage loans	-	(3)	-	(4)
Commercial leases	(3)	-	(3)	-
Residential mortgage loans	(1)	(4)	(3)	(7)
Home equity	(6)	(5)	(11)	(12)
Indirect secured consumer loans	(15)	(13)	(35)	(30)
Credit card	(40)	(29)	(78)	(58)
Other consumer loans(a)	(24)	(13)	(48)	(28)
Total losses charged-off	$(119)	(118)	(228)	(222)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$10	4	12	9
Commercial mortgage loans	-	1	1	2
Commercial leases	-	-	-	-
Residential mortgage loans	2	2	3	3
Home equity	3	3	5	5
Indirect secured consumer loans	8	5	15	11
Credit card	5	3	10	6
Other consumer loans(a)	13	6	26	11
Total recoveries of losses previously charged-off	$41	24	72	47
Net losses charged-off:
Commercial and industrial loans	$(20)	(47)	(38)	(74)
Commercial mortgage loans	-	(2)	1	(2)
Commercial leases	(3)	-	(3)	-
Residential mortgage loans	1	(2)	-	(4)
Home equity	(3)	(2)	(6)	(7)
Indirect secured consumer loans	(7)	(8)	(20)	(19)
Credit card	(35)	(26)	(68)	(52)
Other consumer loans	(11)	(7)	(22)	(17)
Total net losses charged-off	$(78)	(94)	(156)	(175)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.15%	0.44	0.16	0.36
Commercial mortgage loans	-	0.11	(0.02)	0.09
Commercial leases	0.32	-	0.17	-
Total commercial loans and leases	0.13%	0.34	0.12	0.27
Residential mortgage loans	(0.02)	0.05	-	0.06
Home equity	0.18	0.12	0.19	0.19
Indirect secured consumer loans	0.33	0.33	0.45	0.42
Credit card	5.75	4.73	5.68	4.69
Other consumer loans	1.84	1.85	1.80	2.00
Total consumer loans	0.59%	0.52	0.63	0.56
Total net losses charged-off as a percent of average portfolio loans and leases	0.29%	0.41	0.30	0.38
(a)

For the three and six months ended June 30, 2019, the Bancorp recorded $11 and $22, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2018, the Bancorp recorded $6 and $10, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

During the three months ended June 30, 2019, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in the provision for credit losses in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans and leases is sensitive to the risk grades it assigns to these loans and leases. In the event that 10% of commercial loans and leases in each risk category would experience a downgrade of one risk category, the allowance for commercial loans and leases would increase by approximately $169 million at June 30, 2019. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $35 million at June 30, 2019. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 58: Changes in Allowance for Credit Losses
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
ALLL:
Balance, beginning of period	$1,115	1,138	1,103	1,196
Losses charged-off(a)	(119)	(118)	(228)	(222)
Recoveries of losses previously charged-off(a)	41	24	72	47
Provision for loan and lease losses	78	33	168	56
Balance, end of period	$1,115	1,077	1,115	1,077
Reserve for unfunded commitments:
Balance, beginning of period	$133	151	131	161
Reserve for acquired unfunded commitments	7	-	8	-
Provision for (benefit from) the reserve for unfunded commitments	7	(20)	8	(30)
Balance, end of period	$147	131	147	131
(a)

For the three and six months ended June 30, 2019, the Bancorp recorded $11 and $22, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2018, the Bancorp recorded $6 and $10, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.10% and 0.12% at June 30, 2019 and December 31, 2018, respectively. The unallocated allowance was 10% of the total allowance at both June 30, 2019 and December 31, 2018.

As shown in Table 59, the ALLL as a percent of portfolio loans and leases was 1.02% and 1.16% at June 30, 2019 and December 31, 2018, respectively. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The ALLL was $1.1 billion at both June 30, 2019 and December 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 59: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2019	December 31, 2018
Attributed ALLL:
Commercial and industrial loans	$515	515
Commercial mortgage loans	72	80
Commercial construction loans	38	32
Commercial leases	26	18
Residential mortgage loans	76	81
Home equity	39	36
Indirect secured consumer loans	46	42
Credit card	154	156
Other consumer loans	37	33
Unallocated	112	110
Total ALLL	$1,115	1,103
Portfolio loans and leases:
Commercial and industrial loans	$51,104	44,340
Commercial mortgage loans	10,717	6,974
Commercial construction loans	5,264	4,657
Commercial leases	3,677	3,600
Residential mortgage loans	16,777	15,504
Home equity	6,325	6,402
Indirect secured consumer loans	10,403	8,976
Credit card	2,436	2,470
Other consumer loans	2,580	2,342
Total portfolio loans and leases	$109,283	95,265
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.01%	1.16
Commercial mortgage loans	0.67	1.15
Commercial construction loans	0.72	0.69
Commercial leases	0.71	0.50
Residential mortgage loans	0.45	0.52
Home equity	0.62	0.56
Indirect secured consumer loans	0.44	0.47
Credit card	6.32	6.32
Other consumer loans	1.43	1.41
Unallocated (as a percent of total portfolio loans and leases)	0.10	0.12
Total ALLL as a percent of total portfolio loans and leases	1.02%	1.16

MARKET RISK MANAGEMENT

Market risk is the day-to-day potential for the value of a financial instrument to increase or decrease due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s NII and interest sensitive fee income categories through changes in interest income on earning assets and cost of interest-bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:

•Assets and liabilities mature or reprice at different times;

•Short-term and long-term market interest rates change by different amounts; or

•The expected maturities of various assets or liabilities shorten or lengthen as interest rates change.

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

For more information on the LIBOR transition, refer to the Overview section of MD&A.

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

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and estimated cash flows and repricing

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions, as well as from changes in market conditions and management strategies.

As of June 30, 2019, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase and a 150 bps parallel ramped decrease in interest rates. Additionally, the Bancorp routinely analyzes various potential and extreme scenarios including ramps, shocks and twists to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at June 30, 2019, which is approximately 10 to 20 percentage points higher than the average beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006 and higher than the average beta experienced in the current tightening cycle to date. The Bancorp’s NII sensitivity modeling assumes a weighted-average falling rate interest-bearing deposit beta of 43% at June 30, 2019. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred for each rate move thus far in the current tightening cycle.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp's estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 60: Estimated NII Sensitivity Profile and ALCO Policy Limits
		June 30, 2019				June 30, 2018
		% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
		12	13-24	12	13-24	12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months	Months	Months	Months	Months
+	200 Ramp over 12 months	0.64%	3.84	(4.00)	(6.00)	1.24	5.19	(4.00)	(6.00)
+	100 Ramp over 12 months	0.41	2.35	N/A	N/A	0.74	2.92	N/A	N/A
-	100 Ramp over 12 months	(2.84)	(7.51)	N/A	N/A	(3.75)	(9.11)	(8.00)	(12.00)
-	150 Ramp over 12 months	(4.28)	(11.61)	(8.00)	(12.00)	N/A	N/A	N/A	N/A

At June 30, 2019, the Bancorp’s NII sensitivity is near neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 150 bps ramp decrease in interest rates. The asymmetric NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities and managed-rate deposits. As the FOMC increased its target range for the federal funds rate, the inherent sensitivity to declining rates increased, which is a reflection of the balance sheet mix previously described. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. However, proactive management of the securities and derivatives portfolios has reduced the residual risk to declining market rates. The changes in the estimated NII sensitivity profile as of June 30, 2019 compared to June 30, 2018 were primarily attributable to increased and repositioned outstanding taxable securities balances to enhance declining rate protection, migration from noninterest-bearing deposits to interest-bearing deposits, a net increase in outstanding receive-fixed swaps against floating-rate commercial loans and the addition of forward starting floors against one-month LIBOR. These items were partially offset by the acquisition of asset sensitive MB Financial, Inc. and increased short-term fixed-rate term wholesale funding.

Tables 61 and 62 provide the Bancorp’s estimated NII profile at June 30, 2019 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp's estimated NII sensitivity profile at June 30, 2019 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 61: Estimated NII Sensitivity Profile at June 30, 2019 with a $1 Billion Change in Demand Deposit Assumption
		% Change in NII (FTE)
		Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
		12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months
+	200 Ramp over 12 months	0.45%	3.46	0.84	4.21
+	100 Ramp over 12 months	0.31	2.16	0.51	2.53
-	100 Ramp over 12 months	(2.93)	(7.69)	(2.74)	(7.32)
-	150 Ramp over 12 months	(4.43)	(11.89)	(4.14)	(11.33)

The following table includes the Bancorp's estimated NII sensitivity profile at June 30, 2019 with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of June 30, 2019. For example, the resulting weighted-average interest-bearing rising rate deposit betas included in this analysis were approximately 88% and 53%, respectively, as of June 30, 2019:

TABLE 62: Estimated NII Sensitivity Profile at June 30, 2019 with Deposit Beta Assumptions Changes
		% Change in NII (FTE)
		Betas 25% Higher		Betas 25% Lower
		12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months
+	200 Ramp over 12 months	(2.20)%	(1.58)	3.49	9.25
+	100 Ramp over 12 months	(1.01)	(0.34)	1.83	5.03
-	100 Ramp over 12 months	(2.01)	(5.99)	(3.66)	(9.03)
-	150 Ramp over 12 months	(3.05)	(9.35)	(5.52)	(13.88)

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 63: Estimated EVE Sensitivity Profile
		June 30, 2019		June 30, 2018
			ALCO		ALCO
Change in Interest Rates (bps)		% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+	200 Shock	(3.45)%	(12.00)	(5.37)	(12.00)
+	100 Shock	(0.30)	N/A	(2.38)	N/A
-	100 Shock	(2.63)	N/A	0.02	N/A
-	200 Shock	(8.96)	(12.00)	N/A	N/A

The EVE sensitivity to the +200 bps rising-rate scenario is moderately negative at June 30, 2019 and slightly negative to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from June 30, 2018 were primarily related to the acquisition of MB Financial, Inc., the addition of receive-fixed swaps against floating-rate commercial loans and a decrease in long-term market interest rates. To a lesser degree, the impacts of the increases in outstanding taxable securities balances and migration from noninterest-bearing deposits to interest-bearing deposits with higher attrition assumptions were partially offset by overall deposit growth. The higher sensitivity to a -200 bps shock is primarily due to the current market rates and corresponding convexity profiles of mortgage based assets and deposits.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of June 30, 2019:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$30,164	20,275	665	51,104
Commercial mortgage loans	4,429	5,554	734	10,717
Commercial construction loans	2,721	2,428	115	5,264
Commercial leases	1,008	1,630	1,039	3,677
Total commercial loans and leases	38,322	29,887	2,553	70,762
Residential mortgage loans	3,432	7,569	5,776	16,777
Home equity	1,714	3,373	1,238	6,325
Indirect secured consumer loans	4,060	5,758	585	10,403
Credit card	487	1,949	-	2,436
Other consumer loans	1,324	1,083	173	2,580
Total consumer loans	11,017	19,732	7,772	38,521
Total portfolio loans and leases	$49,339	49,619	10,325	109,283

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of June 30, 2019:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,159	17,781
Commercial mortgage loans	1,558	4,730
Commercial construction loans	28	2,515
Commercial leases	2,669	-
Total commercial loans and leases	7,414	25,026
Residential mortgage loans	9,622	3,723
Home equity	498	4,113
Indirect secured consumer loans	6,320	23
Credit card	482	1,467
Other consumer loans	975	281
Total consumer loans	17,897	9,607
Total portfolio loans and leases	$25,311	34,633

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $1.0 billion and $938 million at June 30, 2019 and December 31, 2018, respectively. The portfolio of servicing rights included $263 million of servicing rights acquired in the acquisition of MB Financial, Inc. on March 22, 2019. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and six months ended June 30, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $116 million and $173 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $45 million and $72 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2019.

Mortgage rates increased during both the three and six months ended June 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR increased $21 million and $78 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $34 million and $62 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2018.

The Bancorp recognized net gains of $119 million and $182 million, respectively, on its non-qualifying hedging strategy for the three and six months ended June 30, 2019 compared to net losses of $20 million and $82 million, respectively, during the three and six months ended June 30, 2018. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were $2 million and $5 million, respectively, during the three and six months ended June 30, 2019 and net losses of $4 million and $17 million, respectively, during the three and six months ended June 30, 2018. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2019 and December 31, 2018 was $952 million and $948 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Liquidity risk is monitored and managed for both Fifth Third Bancorp and its subsidiaries. The Bancorp receives substantially all of its liquidity from dividends from its subsidiaries, primarily Fifth Third Bank. Subsidiary dividends are supplemented with term debt to enable the Bancorp to maintain sufficient liquidity to meet its cash obligations, including debt service and scheduled maturities, common and preferred dividends, unfunded commitments to subsidiaries and other planned capital actions in the form of share repurchases. Liquidity resources are more limited at the Bancorp, making its liquidity position more susceptible to market disruptions. Bancorp liquidity is assessed using a cash coverage horizon, ensuring the entity maintains sufficient liquidity to withstand a period of sustained market disruption while meeting its anticipated obligations over an extended stressed horizon.

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

Table 64 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $35.8 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2019, $4.1 billion in principal and interest is expected to be received in the next 12 months and an additional $3.3 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $3.1 billion and $4.4 billion during the three and six months ended June 30, 2019, respectively, compared to $1.5 billion and $2.6 billion during the three and six months ended June 30, 2018, respectively. For further information on the transfer of financial assets, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the three and six months ended June 30, 2019 and 2018. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2019, $5.8 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the six months ended June 30, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes.

The Bank’s global bank note program has a borrowing capacity of $25.0 billion, of which $18.3 billion was available for issuance as of June 30, 2019. During the six months ended June 30, 2019, the Bank issued and sold $300 million of senior floating-rate bank notes. Additionally, at June 30, 2019, the Bank had approximately $48.6 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In a securitization transaction that occurred in May of 2019, the Bancorp transferred $1.43 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $1.3 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. The bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 119% at June 30, 2019.

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

TABLE 66: Agency Ratings
As of August 8, 2019	Moody's	Standard and Poor's	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems or due to external events that are neither market- nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, cyber-security incidents and privacy breaches or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

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

Fifth Third’s operational risk management and information security programs have been actively engaged to evaluate and oversee MB Financial, Inc.’s products and processes in the ongoing integration to ensure risks are understood, well managed and in alignment with the Bancorp’s risk appetite.

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

The Bancorp is subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer was phased-in over a three-year period beginning on January 1, 2016 at 0.625%, increasing by an additional 0.625% each year, culminating on January 1, 2019 at the fully phased-in rate of 2.5%. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13, referred to as the current expected credit loss model, on regulatory capital over a period of three years. The proposed rule was adopted as final effective April 1, 2019. The phase-in provisions of the final rule are optional for a banking organization that experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the banking organization adopts CECL. A banking organization that elects the phase-in provisions of the final rule for regulatory capital purposes must phase in 25% of the transitional amounts impacting regulatory capital in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year. For additional information on ASU 2016-13, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. The Bancorp is evaluating the impact of this proposal.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the Bancorp's capital ratios as of:

TABLE 68: Capital Ratios
($ in millions)	June 30, 2019	December 31, 2018
Quarterly average total Bancorp shareholders' equity as a percent of average assets	12.02%	10.95
Tangible equity as a percent of tangible assets(a)	9.09	9.63
Tangible common equity as a percent of tangible assets(a)(c)	8.27	8.71

	Basel III(b)
CET1 capital	$13,532	12,534
Tier I capital	15,025	13,864
Total regulatory capital	19,137	17,723
Risk-weighted assets	141,421	122,432

Regulatory capital ratios:
CET1 capital	9.57%	10.24
Tier I risk-based capital	10.62	11.32
Total risk-based capital	13.53	14.48
Tier I leverage	9.24	9.72
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.

(c)	Excludes AOCI.

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Furthermore, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios.

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

In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases as well as increased common stock dividends, and excludes potential repurchases related to the remaining after-tax gains from the previous sale of Worldpay, Inc. stock. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.24 and $0.18 for the three months ended June 30, 2019 and 2018, respectively, and $0.46 and $0.34 for the six months ended June 30, 2019 and 2018, respectively. As contemplated by the 2018 CCAR, during the second quarter of 2019, the Bancorp settled the $913 million accelerated share repurchase transaction entered into in the first quarter of 2019 and entered into and settled a $200 million accelerated share repurchase transaction. Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2019:

TABLE 69: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2019 - April 30, 2019	7,929,052	$27.63	7,233,375	21,551,627
May 1, 2019 - May 31, 2019	71,640	27.76	-	21,551,627
June 1, 2019 - June 30, 2019	2,148,814	27.24	2,026,584	100,000,000
Total	10,149,506	$27.55	9,259,959	100,000,000

(a)Includes 889,547 shares repurchased during the second quarter of 2019 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)During the second quarter of 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date. All shares settled during the second quarter of 2019 were included under the previous 100 million share repurchase program.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2019	2018
Assets
Cash and due from banks	$2,764	2,681
Other short-term investments(a)	3,357	1,825
Available-for-sale debt and other securities(b)	35,753	32,830
Held-to-maturity securities(c)	21	18
Trading debt securities	322	287
Equity securities	485	452
Loans and leases held for sale(d)	1,205	607
Portfolio loans and leases(a)(e)	109,283	95,265
Allowance for loan and lease losses(a)	(1,115)	(1,103)
Portfolio loans and leases, net	108,168	94,162
Bank premises and equipment(f)	2,074	1,861
Operating lease equipment	894	518
Goodwill	4,284	2,478
Intangible assets	215	40
Servicing rights	1,039	938
Other assets(a)	8,221	7,372
Total Assets	$168,802	146,069
Liabilities
Deposits:
Noninterest-bearing deposits	$35,589	32,116
Interest-bearing deposits	89,803	76,719
Total deposits	125,392	108,835
Federal funds purchased	179	1,925
Other short-term borrowings	957	573
Accrued taxes, interest and expenses	2,397	1,562
Other liabilities(a)	3,422	2,498
Long-term debt(a)	15,784	14,426
Total Liabilities	$148,131	129,819
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,331	1,331
Capital surplus	3,572	2,873
Retained earnings	17,431	16,578
Accumulated other comprehensive income (loss)	1,178	(112)
Treasury stock(g)	(5,089)	(6,471)
Total Bancorp shareholders’ equity	$20,474	16,250
Noncontrolling interests	197(i)	-
Total Equity	20,671	16,250
Total Liabilities and Equity	$168,802	146,069

(a)Includes $80 and $40 of other short-term investments, $1,755 and $668 of portfolio loans and leases, $(10) and $(4) of ALLL, $11 and $5 of other assets, $3 and $1 of other liabilities, and $1,646 and $606 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2019 and December 31, 2018, respectively. For further information refer to Note 13.

(b)Amortized cost of $34,731 and $33,128 at June 30, 2019 and December 31, 2018, respectively.

(c)Fair value of $21 and $18 at June 30, 2019 and December 31, 2018, respectively.

(d)Includes $1,031 and $537 of residential mortgage loans held for sale measured at fair value and $18 and $7 of commercial loans held for sale measured at fair value at June 30, 2019 and December 31, 2018, respectively.

(e)Includes $192 and $179 of residential mortgage loans measured at fair value at June 30, 2019 and December 31, 2018, respectively.

(f)Includes $70 and $42 of bank premises and equipment held for sale at June 30, 2019 and December 31, 2018, respectively.

(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2019 – 731,473,622 (excludes 192,418,959 treasury shares), December 31, 2018 – 646,630,857 (excludes 277,261,724 treasury shares).

(h)446,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2019 and December 31, 2018; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2019 and December 31, 2018; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2019 and December 31, 2018; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2019 and December 31, 2018.

(i)Includes $197 of Series C, 6% perpetual non-cumulative preferred stock issued and outstanding by the Bancorp’s subsidiary, MB Financial, Inc.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions, except share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans and leases	$1,336	996	2,479	1,933
Interest on securities	290	267	571	530
Interest on other short-term investments	10	6	19	11
Total interest income	1,636	1,269	3,069	2,474
Interest Expense
Interest on deposits	243	119	449	215
Interest on federal funds purchased	8	5	20	7
Interest on other short-term borrowings	9	11	14	19
Interest on long-term debt	131	114	259	217
Total interest expense	391	249	742	458
Net Interest Income	1,245	1,020	2,327	2,016
Provision for credit losses	85	14	175	27
Net Interest Income After Provision for Credit Losses	1,160	1,006	2,152	1,989
Noninterest Income
Service charges on deposits	143	137	274	275
Corporate banking revenue	137	120	249	208
Wealth and asset management revenue	122	108	234	221
Card and processing revenue	92	84	171	163
Mortgage banking net revenue	63	53	119	109
Other noninterest income	93	250	684	708
Securities gains (losses), net	8	(5)	25	(15)
Securities gains (losses), net - non-qualifying hedges on mortgage
servicing rights	2	(4)	5	(17)
Total noninterest income	660	743	1,761	1,652
Noninterest Expense
Salaries, wages and incentives	544	471	1,023	918
Employee benefits	97	78	228	188
Technology and communications	136	67	219	135
Net occupancy expense	88	74	164	149
Card and processing expense	34	30	64	60
Equipment expense	33	30	63	61
Other noninterest expense	311	251	580	500
Total noninterest expense	1,243	1,001	2,341	2,011
Income Before Income Taxes	577	748	1,572	1,630
Applicable income tax expense	124	146	344	327
Net Income	453	602	1,228	1,303
Less: Net income attributable to noncontrolling interests	-	-	-	-
Net Income Attributable to Bancorp	453	602	1,228	1,303
Dividends on preferred stock	26	23	41	38
Net Income Available to Common Shareholders	$427	579	1,187	1,265
Earnings per share - basic	$0.57	0.84	1.68	1.82
Earnings per share - diluted	$0.57	0.82	1.66	1.79
Average common shares outstanding - basic	738,051,421	683,344,844	699,766,962	686,564,682
Average common shares outstanding - diluted	747,749,591	696,209,943	709,430,194	700,133,642

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Net Income	$453	602	1,228	1,303
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	577	(167)	1,007	(627)
Reclassification adjustment for net losses included in net income	-	-	1	7
Unrealized gains (losses) on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	190	3	277	(4)
Reclassification adjustment for net losses (gains) included in net income	1	-	3	(1)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1	2	2
Other comprehensive income (loss), net of tax	769	(163)	1,290	(623)
Comprehensive Income	1,222	439	2,518	680
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	-
Comprehensive Income Attributable to Bancorp	$1,222	439	2,518	680

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at March 31, 2018	$2,051	1,331	2,828	15,539	(389)	(5,344)	16,016	20	16,036
Net income				602			602		602
Other comprehensive loss, net of tax					(163)		(163)		(163)
Cash dividends declared:
Common stock(a)				(124)			(124)		(124)
Preferred stock(b)				(23)			(23)		(23)
Shares acquired for treasury						(235)	(235)		(235)
Impact of stock transactions under
stock compensation plans, net			5			2	7		7
Other				(3)		3	-		-
Balance at June 30, 2018	$2,051	1,331	2,833	15,991	(552)	(5,574)	16,080	20	16,100

Balance at March 31, 2019	$2,051	1,331	3,444	17,184	409	(4,772)	19,647	197	19,844
Net income				453			453		453
Other comprehensive income, net of tax					769		769		769
Cash dividends declared:
Common stock(a)				(178)			(178)		(178)
Preferred stock(b)				(26)			(26)		(26)
Shares acquired for treasury			135			(335)	(200)		(200)
Impact of stock transactions under
stock compensation plans, net			(7)			17	10		10
Other				(2)		1	(1)		(1)
Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671

(a)Dividends declared per common share were $0.24 and $0.18 for the three months ended June 30, 2019 and 2018, respectively.

(b)For both the three months ended June 30, 2019 and 2018, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H and $414.06 per preferred share for Perpetual Preferred Stock, Series I. For the three months ended June 30, 2019, dividends were $15.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change
in accounting principles				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				1,303			1,303		1,303
Other comprehensive loss, net of tax					(623)		(623)		(623)
Cash dividends declared:
Common stock(a)				(235)			(235)		(235)
Preferred stock(b)				(38)			(38)		(38)
Shares acquired for treasury			41			(594)	(553)		(553)
Impact of stock transactions under
stock compensation plans, net			2			20	22		22
Other				(2)		2	-		-
Balance at June 30, 2018	$2,051	1,331	2,833	15,991	(552)	(5,574)	16,080	20	16,100

Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250
Impact of cumulative effect of change
in accounting principles(c)				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	-	16,260
Net income				1,228			1,228		1,228
Other comprehensive income, net of tax					1,290		1,290		1,290
Cash dividends declared:
Common stock(a)				(343)			(343)		(343)
Preferred stock(b)				(41)			(41)		(41)
Shares acquired for treasury						(1,113)	(1,113)		(1,113)
Impact of stock transactions under
stock compensation plans, net			(12)	1		46	35		35
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Other			(1)	(2)		2	(1)		(1)
Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671
(a)	Dividends declared per common share were $0.46 and $0.34 for the six months ended June 30, 2019 and 2018, respectively.
(b)

For both the six months ended June 30, 2019 and 2018, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $828.12 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J. For the six months ended June 30, 2019, dividends were $15.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.

(c)	Related to the adoption of ASU 2016-02 as of January 1, 2019. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2019	2018
Operating Activities
Net income	$1,228	1,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	175	27
Depreciation, amortization and accretion	198	226
Stock-based compensation expense	84	80
(Benefit from) provision for deferred income taxes	(110)	5
Securities (gains) losses, net	(25)	17
Securities (gains) losses, net - non-qualifying hedges on mortgage servicing rights	(5)	17
MSR fair value adjustment	245	(16)
Net gains on sales of loans and fair value adjustments on loans held for sale	(56)	(36)
Net losses on disposition and impairment of bank premises and equipment	21	41
Net (gains) losses on disposition and impairment of operating lease equipment	(1)	2
Gain related to Vantiv, Inc.'s acquisition of Worldpay Group plc.	-	(414)
Gain on sale of Worldpay, Inc. shares	(562)	(205)
Proceeds from sales of loans held for sale	2,897	2,557
Cash received under operating leases	67	-
Loans originated or purchased for sale, net of repayments	(3,364)	(2,821)
Dividends representing return on equity investments	17	6
Net change in:
Trading debt and equity securities	14	151
Other assets	405	304
Accrued taxes, interest and expenses	(161)	(31)
Other liabilities	(259)	80
Net Cash Provided by Operating Activities	808	1,293
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	7,539	10,283
Loans and leases	96	113
Bank premises and equipment	12	28
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	955	997
Held-to-maturity securities	-	5
Purchases:
Available-for-sale debt and other securities	(8,462)	(12,194)
Bank premises and equipment	(119)	(98)
MSRs	(26)	(50)
Proceeds from settlement of BOLI	8	7
Proceeds from sales and dividends representing return of equity investments	1,008	563
Net cash received (paid) on acquisitions	1,210	(20)
Net change in:
Federal funds sold	35	-
Other short-term investments	(1,479)	1,117
Loans and leases	(933)	(264)
Operating lease equipment	(12)	(3)
Net Cash (Used in) Provided by Investing Activities	(168)	484
Financing Activities
Net change in:
Deposits	2,070	969
Federal funds purchased	(1,746)	423
Other short-term borrowings	117	(2,249)
Dividends paid on common stock	(308)	(223)
Dividends paid on preferred stock	(18)	(38)
Proceeds from issuance of long-term debt	3,093	895
Repayment of long-term debt	(2,603)	(1,397)
Repurchase of treasury stock and related forward contract	(1,113)	(553)
Other	(49)	(66)
Net Cash Used in Financing Activities	(557)	(2,239)
Increase (Decrease) in Cash and Due from Banks	83	(462)
Cash and Due from Banks at Beginning of Period	2,681	2,514
Cash and Due from Banks at End of Period	$2,764	2,052

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at fair value unless the investment does not have a readily determinable fair value. The Bancorp accounts for equity investments without a readily determinable fair value using the measurement alternative to fair value, representing the cost of the investment minus impairment recorded, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2019 and 2018 and the cash flows for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2018 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2019	2018
Cash Payments:
Interest	$710	451
Income taxes	318	120

Transfers:
Portfolio loans to loans held for sale	192	171
Loans held for sale to portfolio loans	27	67
Portfolio loans to OREO	18	20

Supplemental Disclosures:
Additions to right-of-use assets under operating leases	15	-
Right-of-use assets recognized at adoption of ASU 2016-02	509	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Business Combination

On March 22, 2019, Fifth Third Bancorp completed its acquisition of MB Financial, Inc. in a stock and cash transaction valued at approximately $3.6 billion. MB Financial, Inc. was headquartered in Chicago, Illinois with reported assets of approximately $20 billion and 86 branches (91 locations) as of December 31, 2018 and was the holding company of MB Financial Bank, N.A. The acquisition resulted in a combined company with a larger Chicago market presence and core deposit funding base while also building scale in a strategically important market.

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

On June 24, 2019, MB Financial, Inc. entered into an Agreement and Plan of Merger with the Bancorp to provide for the merger of MB Financial, Inc. with and into the Bancorp, with the Bancorp as the surviving corporation. MB Financial, Inc. has scheduled a special meeting of its stockholders on August 23, 2019 at which the holders of MB Financial, Inc.’s common stock and preferred stock, voting together as a single class, will be asked to approve the merger. In the merger, each outstanding share of MB Financial, Inc.’s preferred stock would be converted into the right to receive one share of a newly created series of preferred stock of the Bancorp having substantially the same terms as MB Financial, Inc. preferred stock.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of June 30, 2019. Fair value estimates, including loans and leases, intangible assets, deposits and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their estimated fair value as of the acquisition date:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)
Consideration paid
Cash payments			$469
Fair value of common stock issued			3,121
Stock-based awards			38
Dividend receivable from MB Financial, Inc.			(20)
Total consideration paid			$3,608

Fair value of noncontrolling interest in acquiree			$197

Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases	13,409	(a)
Bank premises and equipment	254
Operating lease equipment	419	(a)
Intangible assets	195	(a)
Servicing rights	263
Other assets	730	(a)
Total assets acquired	$17,936
Liabilities
Deposits	$14,489
Other short-term borrowings	267	(a)
Accrued taxes, interest and expenses	260	(a)
Other liabilities	204	(a)
Long-term debt	720	(a)
Total liabilities assumed	$15,940

Net identifiable assets acquired			1,996
Goodwill			$1,809
(a) Fair values have been updated from the estimates reported in the March 31, 2019 Form 10-Q.

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

Deposits

The fair values for time deposits were estimated using a DCF methodology whereby the contractual remaining cash flows were discounted using market rates currently being offered for time deposits of similar maturities. For transactional deposits, carrying amounts approximate fair value.

Long-term debt

The fair values of long-term debt instruments were estimated based on quoted market prices for identical or similar instruments if available, or by using DCF analyses based on current incremental borrowing rates for similar types of instruments.

Merger-Related Expenses

Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $109 million and $185 million for the three and six months ended June 30, 2019, respectively.The following table provides a summary of merger-related expenses recorded in noninterest expense:

	For the three months ended	For the six months ended
($ in millions)	June 30, 2019	June 30, 2019
Salaries, wages and incentives	$41	72
Employee benefits	-	3
Technology and communications	49	60
Net occupancy expense	6	6
Card and processing expense	1	1
Equipment expense	1	1
Other noninterest expense	11	42
Total	$109	185

Pro Forma InformationThe following table presents unaudited pro forma information as if the acquisition of MB Financial, Inc. had occurred on January 1, 2018. This pro forma information combines the historical condensed consolidated results of operations of Fifth Third Bancorp and MB Financial, Inc. after giving effect to certain adjustments, including purchase accounting fair value adjustments, amortization of intangibles, stock-based compensation expense and acquisition costs, as well as the related income tax effects of those adjustments. The pro forma results also reflect reclassification adjustments to noninterest income and noninterest expense to conform MB Financial, Inc.’s presentation of operating lease income and the related depreciation expense with the Bancorp's presentation. Direct costs associated with the acquisition are included in pro forma earnings as of January 1, 2018.

The pro forma information does not necessarily reflect the results of operations that would have occurred had Fifth Third Bancorp acquired MB Financial, Inc. on January 1, 2018. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the unaudited pro forma amounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Unaudited Pro Forma Information		Unaudited Pro Forma Information
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018
Net interest income	$1,235	1,194	$2,469	2,359
Noninterest income	660	850	1,866	1,857
Net income attributable to common shareholders	409	625	1,299	1,269

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates are considered preliminary as of June 30, 2019.

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,139
Less: Nonaccretable difference	81
Cash flows expected to be collected	1,058
Less: Accretable yield	202
Fair value of loans acquired	$856

A summary of activity related to accretable yield is as follows:

($ in millions)	Accretable Yield
Balance as of December 31, 2018	$-
Additions	202
Accretion	(16)
Reclassifications from (to) nonaccretable difference	4
Balance as of June 30, 2019	$190

As of June 30, 2019, contractual balances on the purchased PCI loans and leases totaled $992 million with a corresponding fair value of $737 million.

At the MB Financial, Inc. acquisition date, contractual balances on the purchased non-PCI loans and leases totaled $12.7 billion with a corresponding fair value of $12.5 billion.

Bank Merger

On May 3, 2019 MB Financial Bank, N.A., merged with and into Fifth Third Bank, with Fifth Third Bank as the surviving entity. Fifth Third Bank is a subsidiary of Fifth Third Bancorp.

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2019:

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

The Bancorp’s implementation process includes data sourcing and validation, loss model development, development of governance processes over economic forecasting, development of a qualitative framework, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls, and overall operational readiness for adoption of the amended guidance, which will continue throughout 2019, including parallel runs for the expected credit loss accounting model alongside the Bancorp’s current ALLL process. The Bancorp is in the process of developing, validating, and implementing models used to estimate credit losses under the amended guidance and expects to complete the validation process for its loan models during 2019.

The Bancorp provides updates to senior leadership, the Audit Committee and the Risk and Compliance Committee of the Board of Directors. These communications provide an update on the status of the implementation project plan and any identified risks.

While the Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the loan and lease portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio at the time of adoption.

The FASB has established a Transition Resource Group for Credit Losses to evaluate implementation issues arising from the amended guidance and make recommendations to the FASB on which issues may warrant the issuance of additional clarifying guidance. The Bancorp continues to monitor the issues discussed by the Transition Resource Group and the recommended amendments proposed to the FASB as part of its implementation analysis. As a result of continued deliberation and recommendations from the Transition Resource Group, the FASB has issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued in November 2018), ASU 2019-04 (issued in April 2019) and ASU 2019-05 (issued in May 2019). The Bancorp has considered the guidance in these ASUs as part of its ongoing implementation analysis.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2019 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$74	1	-	75
Obligations of states and political subdivisions securities	3	-	-	3
Mortgage-backed securities:
Agency residential mortgage-backed securities	14,466	344	(8)	14,802
Agency commercial mortgage-backed securities	14,290	533	(3)	14,820
Non-agency commercial mortgage-backed securities	3,257	123	-	3,380
Asset-backed securities and other debt securities	2,095	44	(12)	2,127
Other securities(a)	546	-	-	546
Total available-for-sale debt and other securities	$34,731	1,045	(23)	35,753
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	5	-	-	5
Total held-to-maturity securities	$21	-	-	21

(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $100, $444 and $2, respectively, at June 30, 2019, that are carried at cost.

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$98	-	(1)	97
Obligations of states and political subdivisions securities	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	16,403	86	(242)	16,247
Agency commercial mortgage-backed securities	10,770	44	(164)	10,650
Non-agency commercial mortgage-backed securities	3,305	9	(47)	3,267
Asset-backed securities and other debt securities	1,998	27	(10)	2,015
Other securities(a)	552	-	-	552
Total available-for-sale debt and other securities	$33,128	166	(464)	32,830
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$18	-	-	18
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

	June 30,	December 31,
($ in millions)	2019	2018
Trading debt securities	$322	287
Equity securities	485	452

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Available-for-sale debt and other securities:
Realized gains	$34	22	47	57
Realized losses	(33)	(22)	(47)	(65)
OTTI	(1)	-	(1)	-
Net realized (losses) gains on available-for sale debt and other securities	$-	-	(1)	(8)
Total trading debt securities gains (losses)	$2	(4)	5	(16)
Total equity securities gains (losses)(a)	$8	(5)	26	(8)
Total gains (losses) recognized in income from available-for-sale debt and other
securities, trading debt securities and equity securities(b)	$10	(9)	30	(32)

(a)Includes net unrealized gains of $4 and $23 for the three and six months ended June 30, 2019, respectively, and net unrealized losses of $5 and $6 for the three and six months ended June 30, 2018, respectively.

(b)Excludes an insignificant amount of securities gains (losses) included in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

At June 30, 2019 and December 31, 2018, investment securities with a fair value of $7.1 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of June 30, 2019 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$213	220	2	2
1-5 years	11,842	12,161	14	14
5-10 years	17,347	17,899	-	-
Over 10 years	4,783	4,927	5	5
Other securities	546	546	-	-
Total	$34,731	35,753	21	21

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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2019
Obligations of states and political subdivisions	$1	-	-	-	1	-
Agency residential mortgage-backed securities	6	-	1,427	(8)	1,433	(8)
Agency commercial mortgage-backed securities	149	(1)	259	(2)	408	(3)
Non-agency commercial mortgage-backed securities	-	-	5	-	5	-
Asset-backed securities and other debt securities	345	(7)	181	(5)	526	(12)
Total	$501	(8)	1,872	(15)	2,373	(23)
December 31, 2018
U.S. Treasury and federal agency securities	$-	-	97	(1)	97	(1)
Agency residential mortgage-backed securities	3,235	(21)	7,892	(221)	11,127	(242)
Agency commercial mortgage-backed securities	2,022	(37)	5,260	(127)	7,282	(164)
Non-agency commercial mortgage-backed securities	884	(6)	1,621	(41)	2,505	(47)
Asset-backed securities and other debt securities	314	(6)	241	(4)	555	(10)
Total	$6,455	(70)	15,111	(394)	21,566	(464)

At both June 30, 2019 and December 31, 2018, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

	June 30,	December 31,
($ in millions)	2019	2018
Loans and leases held for sale:
Commercial and industrial loans	$171	67
Commercial mortgage loans	3	3
Residential mortgage loans	1,031	537
Total loans and leases held for sale	$1,205	607
Portfolio loans and leases:
Commercial and industrial loans	$51,104	44,340
Commercial mortgage loans	10,717	6,974
Commercial construction loans	5,264	4,657
Commercial leases	3,677	3,600
Total commercial loans and leases	$70,762	59,571
Residential mortgage loans	$16,777	15,504
Home equity	6,325	6,402
Indirect secured consumer loans	10,403	8,976
Credit card	2,436	2,470
Other consumer loans	2,580	2,342
Total consumer loans	$38,521	35,694
Total portfolio loans and leases	$109,283	95,265

Portfolio loans and leases are recorded net of unearned income, which totaled $466 million as of June 30, 2019 and $479 million as of December 31, 2018. Additionally, portfolio loans and leases, excluding PCI loans, are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $152 million and $296 million as of June 30, 2019 and December 31, 2018, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $16.6 billion and $13.1 billion at June 30, 2019 and December 31, 2018, respectively, pledged at the FHLB, and loans of $47.8 billion and $42.6 billion at June 30, 2019 and December 31, 2018, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Carrying Value		and Still Accruing
	June 30,	December 31,	June 30,	December 31,
($ in millions)	2019	2018	2019	2018
Commercial and industrial loans	$51,275	44,407	19	4
Commercial mortgage loans	10,720	6,977	11	2
Commercial construction loans	5,264	4,657	1	-
Commercial leases	3,677	3,600	-	-
Residential mortgage loans	17,808	16,041	47	38
Home equity	6,325	6,402	1	-
Indirect secured consumer loans	10,403	8,976	11	12
Credit card	2,436	2,470	37	37
Other consumer loans	2,580	2,342	1	-
Total loans and leases	$110,488	95,872	128	93
Less: Loans and leases held for sale	1,205	607
Total portfolio loans and leases	$109,283	95,265

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Commercial and industrial loans	$20	47	38	74
Commercial mortgage loans	-	2	(1)	2
Commercial construction loans	-	-	-	-
Commercial leases	3	-	3	-
Residential mortgage loans	(1)	2	-	4
Home equity	3	2	6	7
Indirect secured consumer loans	7	8	20	19
Credit card	35	26	68	52
Other consumer loans	11	7	22	17
Total net charge-offs	$78	94	156	175

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

The following table presents the components of the net investment in leases as of:

($ in millions)	June 30, 2019(a)
Net investment in direct financing leases:
Lease payment receivable (present value)	$2,673
Unguaranteed residual assets (present value)	241
Net discount on acquired leases	(8)
Deferred selling profits	-
Net investment in sales-type leases:
Lease payment receivable (present value)	189
Unguaranteed residual assets (present value)	7
Net discount on acquired leases	-

(a) Excludes $575 of leveraged leases at June 30, 2019.

The following table presents the components of the commercial lease financing portfolio as of:

($ in millions)	December 31, 2018
Rentals receivable, net of principal and interest on nonrecourse debt	$3,256
Estimated residual value of leased assets	804
Initial direct cost, net of amortization	19
Gross investment in commercial lease financing	4,079
Unearned income	(479)
Net investment in commercial lease financing	$3,600

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Interest income recognized in the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2019 was $26 million and $48 million, respectively, for direct financing leases and $2 million and $3 million, respectively, for sale-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

	Direct Financing Leases	Sales-Type Leases
As of June 30, 2019 ($ in millions)
Remainder of 2019	$461	19
2020	714	39
2021	522	48
2022	436	37
2023	267	28
2024	184	16
Thereafter	274	24
Total undiscounted cash flows	$2,858	211
Less: Difference between undiscounted cash flows and discounted cash flows	185	22
Present value of lease payments (recognized as lease receivables)	$2,673	189

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. At June 30, 2019, the Bancorp maintained an allowance of $26 million to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Please refer to Note 7 for additional information on credit quality and the allowance for loan and lease losses.

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

		Residential
For the three months ended June 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$654	79	270	112	1,115
Losses charged-off(a)	(33)	(1)	(85)	-	(119)
Recoveries of losses previously charged-off(a)	10	2	29	-	41
Provision for (benefit from) loan and lease losses	20	(4)	62	-	78
Balance, end of period	$651	76	276	112	1,115
(a)

For the three months ended June 30, 2019, the Bancorp recorded $11 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the three months ended June 30, 2,018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$713	89	222	114	1,138
Losses charged-off(a)	(54)	(4)	(60)	-	(118)
Recoveries of losses previously charged-off(a)	5	2	17	-	24
Provision for (benefit from) loan and lease losses	(10)	(1)	50	(6)	33
Balance, end of period	$654	86	229	108	1,077
(a)

For the three months ended June 30, 2018, the Bancorp recorded $6 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the six months ended June 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(53)	(3)	(172)	-	(228)
Recoveries of losses previously charged-off(a)	13	3	56	-	72
Provision for (benefit from) loan and lease losses	46	(5)	125	2	168
Balance, end of period	$651	76	276	112	1,115
(a)

For the six months ended June 30, 2019, the Bancorp recorded $22 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the six months ended June 30, 2,018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(87)	(7)	(128)	-	(222)
Recoveries of losses previously charged-off(a)	11	3	33	-	47
Provision for (benefit from) loan and lease losses	(23)	1	90	(12)	56
Balance, end of period	$654	86	229	108	1,077
(a)

For the six months ended June 30, 2018, the Bancorp recorded $10 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of June 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$63	59	35	-	157
Collectively evaluated for impairment	588	17	241	-	846
Unallocated	-	-	-	112	112
Total ALLL	$651	76	276	112	1,115
Portfolio loans and leases:(b)
Individually evaluated for impairment	$426	752	262	-	1,440
Collectively evaluated for impairment	69,662	15,790	21,462	-	106,914
Purchased credit impaired	674	43	20	-	737
Total portfolio loans and leases	$70,762	16,585	21,744	-	109,091
(a)	Includes $1 related to leveraged leases at June 30, 2019.
(b)	Excludes $192 of residential mortgage loans measured at fair value and includes $575 of leveraged leases, net of unearned income at June 30, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Residential
As of December 31, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$42	61	38	-	141
Collectively evaluated for impairment	603	20	229	-	852
Unallocated	-	-	-	110	110
Total ALLL	$645	81	267	110	1,103
Portfolio loans and leases:(b)
Individually evaluated for impairment	$277	736	278	-	1,291
Collectively evaluated for impairment	59,294	14,589	19,912	-	93,795
Total portfolio loans and leases	$59,571	15,325	20,190	-	95,086
(a)	Includes $1 related to leveraged leases at December 31, 2018.
(b)	Excludes $179 of residential mortgage loans measured at fair value and includes $624 of leveraged leases, net of unearned income at December 31, 2018.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of June 30, 2019 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$48,610	1,101	1,387	6	51,104
Commercial mortgage owner-occupied loans	4,206	103	214	-	4,523
Commercial mortgage nonowner-occupied loans	5,880	95	219	-	6,194
Commercial construction loans	5,218	5	41	-	5,264
Commercial leases	3,574	28	75	-	3,677
Total commercial loans and leases	$67,488	1,332	1,936	6	70,762

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Special
As of December 31, 2018 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$42,695	779	853	13	44,340
Commercial mortgage owner-occupied loans	3,122	23	139	-	3,284
Commercial mortgage nonowner-occupied loans	3,632	27	31	-	3,690
Commercial construction loans	4,657	-	-	-	4,657
Commercial leases	3,475	72	53	-	3,600
Total commercial loans and leases	$57,581	901	1,076	13	59,571

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	June 30, 2019		December 31, 2018
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$16,562	23	15,303	22
Home equity	6,247	78	6,332	70
Indirect secured consumer loans	10,401	2	8,975	1
Credit card	2,410	26	2,444	26
Other consumer loans	2,578	2	2,341	1
Total residential mortgage and consumer loans(a)	$38,198	131	35,395	120

(a) Excludes $192 and $179 of residential mortgage loans measured at fair value at June 30, 2019 and December 31, 2018, respectively.

Age Analysis of Past Due Loans and Leases
The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of June 30, 2019 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$50,877	144	83	227	51,104	19
Commercial mortgage owner-occupied loans	4,503	3	17	20	4,523	6
Commercial mortgage nonowner-occupied loans	6,169	18	7	25	6,194	5
Commercial construction loans	5,263	-	1	1	5,264	1
Commercial leases	3,675	2	-	2	3,677	-
Residential mortgage loans(a)	16,483	32	70	102	16,585	47
Consumer loans:
Home equity	6,199	69	57	126	6,325	1
Indirect secured consumer loans	10,273	117	13	130	10,403	11
Credit card	2,351	44	41	85	2,436	37
Other consumer loans	2,562	15	3	18	2,580	1
Total portfolio loans and leases(a)	$108,355	444	292	736	109,091	128
(a)		Excludes $192 of residential mortgage loans measured at fair value at June 30, 2019.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2019, $99 of these loans were 30-89 days past due and $266 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during both the three and six months ended June 30, 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)		Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2018 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$44,213	32	95	127	44,340	4
Commercial mortgage owner-occupied loans	3,277	1	6	7	3,284	2
Commercial mortgage nonowner-occupied loans	3,688	1	1	2	3,690	-
Commercial construction loans	4,657	-	-	-	4,657	-
Commercial leases	3,597	1	2	3	3,600	-
Residential mortgage loans(a)	15,227	37	61	98	15,325	38
Consumer loans:
Home equity	6,280	71	51	122	6,402	-
Indirect secured consumer loans	8,844	119	13	132	8,976	12
Credit card	2,381	47	42	89	2,470	37
Other consumer loans	2,323	17	2	19	2,342	-
Total portfolio loans and leases(a)	$94,487	326	273	599	95,086	93
(a)		Excludes $179 of residential mortgage loans measured at fair value at December 31, 2018.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, $90 of these loans were 30-89 days past due and $195 were 90 days or more past due. The Bancorp recognized $1 and $3 of losses during the three and six months ended June 30, 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)		Includes accrual and nonaccrual loans and leases.

Impaired Portfolio Loans and LeasesLarger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a TDR. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Smaller-balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

	Unpaid
	Principal	Recorded
As of June 30, 2019 ($ in millions)	Balance	Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$260	203	47
Commercial mortgage owner-occupied loans	4	4	-
Commercial mortgage nonowner-occupied loans	2	1	-
Commercial leases	37	34	16
Restructured residential mortgage loans	453	451	59
Restructured consumer loans:
Home equity	143	143	22
Indirect secured consumer loans	4	4	1
Credit card	45	43	12
Total impaired portfolio loans and leases with a related ALLL	$948	883	157
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$180	157	-
Commercial mortgage owner-occupied loans	24	23	-
Commercial mortgage nonowner-occupied loans	3	3	-
Commercial leases	1	1	-
Restructured residential mortgage loans	318	301	-
Restructured consumer loans:
Home equity	72	71	-
Indirect secured consumer loans	1	1	-
Total impaired portfolio loans with no related ALLL	$599	557	-
Total impaired portfolio loans and leases	$1,547	1,440 (a)	157

(a)Includes $32, $740 and $218, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $204, $12 and $44, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at June 30, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Unpaid
	Principal	Recorded
As of December 31, 2018 ($ in millions)	Balance	Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$156	107		34
Commercial mortgage owner-occupied loans	2	2		1
Commercial mortgage nonowner-occupied loans	2	1		-
Commercial leases	23	22		7
Restructured residential mortgage loans	465	462		61
Restructured consumer loans:
Home equity	146	145		22
Indirect secured consumer loans	5	4		1
Credit card	47	44		15
Total impaired portfolio loans and leases with a related ALLL	$846	787		141
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$137	125		-
Commercial mortgage owner-occupied loans	9	9		-
Commercial mortgage nonowner-occupied loans	11	11		-
Restructured residential mortgage loans	292	274		-
Restructured consumer loans:
Home equity	85	83		-
Indirect secured consumer loans	2	2		-
Total impaired portfolio loans with no related ALLL	$536	504		-
Total impaired portfolio loans and leases	$1,382	1,291	a(a)	141
(a)

Includes $60, $724 and $237, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $147, $12 and $41, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2018.

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended		For the six months ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial loans and leases:
Commercial and industrial loans	$322	2	292	4
Commercial mortgage owner-occupied loans	27	-	21	-
Commercial mortgage nonowner-occupied loans	9	-	10	-
Commercial leases	30	-	27	1
Restructured residential mortgage loans	740	7	737	15
Restructured consumer loans:
Home equity	217	3	220	6
Indirect secured consumer loans	6	-	6	-
Credit card	43	1	43	2
Total average impaired portfolio loans and leases	$1,394	13	1,356	28

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended		For the six months ended
	June 30, 2018		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial loans and leases:
Commercial and industrial loans	$417	5	439	10
Commercial mortgage owner-occupied loans	16	-	20	-
Commercial mortgage nonowner-occupied loans	29	-	32	-
Commercial leases	18	-	14	-
Restructured residential mortgage loans	799	8	732	14
Restructured consumer loans:
Home equity	248	3	253	6
Indirect secured consumer loans	8	-	9	-
Credit card	46	1	47	2
Total average impaired loans and leases	$1,581	17	1,546	32

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30,	December 31,
($ in millions)	2019	2018
Commercial loans and leases:
Commercial and industrial loans	$326	193
Commercial mortgage owner-occupied loans	28	11
Commercial mortgage nonowner-occupied loans	2	2
Commercial leases	34	22
Total nonaccrual portfolio commercial loans and leases	390	228
Residential mortgage loans	23	22
Consumer loans:
Home equity	78	69
Indirect secured consumer loans	2	1
Credit card	26	27
Other consumer loans	2	1
Total nonaccrual portfolio consumer loans	108	98
Total nonaccrual portfolio loans and leases(a)(b)	$521	348
OREO and other repossessed property	39	47
Total nonperforming portfolio assets(a)(b)	$560	395
(a)	Excludes $27 and $16 of nonaccrual loans held for sale at June 30, 2019 and December 31, 2018, respectively.
(b)

Includes $13 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2019 and December 31, 2018, respectively, of which $9 and $2 are restructured nonaccrual government insured commercial loans at June 30, 2019 and December 31, 2018, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $197 million and $153 million as of June 30, 2019 and December 31, 2018, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $29 million and $67 million, respectively, as of June 30, 2019 compared with $24 million and $67 million, respectively, as of December 31, 2018.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

		Recorded Investment	(Decrease)
	Number of Loans	in Loans Modified	Increase	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
June 30, 2019 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	25	$62	(9)	5
Commercial mortgage owner-occupied loans	6	5	-	-
Residential mortgage loans	139	17	-	-
Consumer loans:
Home equity	16	1	-	-
Indirect secured consumer loans	9	-	-	-
Credit card	1,374	8	2	1
Total portfolio loans	1,569	$93	(7)	6
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

		Recorded Investment	(Decrease)
	Number of Loans	in Loans Modified	Increase	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
June 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	13	$64	(4)	-
Residential mortgage loans	537	91	2	-
Consumer loans:
Home equity	29	2	-	-
Indirect secured consumer loans	19	-	-	-
Credit card	1,675	9	2	1
Total portfolio loans	2,273	$166	-	1
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the six months ended:

		Recorded Investment	(Decrease)
	Number of Loans	in Loans Modified	Increase	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
June 30, 2019 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	38	$96	(14)	5
Commercial mortgage owner-occupied loans	9	9	-	-
Residential mortgage loans	275	35	-	-
Consumer loans:
Home equity	37	2	-	-
Indirect secured consumer loans	38	-	-	-
Credit card	2,783	16	4	2
Total portfolio loans	3,180	$158	(10)	7
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Recorded Investment
	Number of Loans	in Loans and Leases	Increase	Charge-offs
	Modified in a TDR	Modified in a TDR	to ALLL Upon	Recognized Upon
June 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans and leases:
Commercial and industrial loans	25	$135	9	-
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	784	124	3	-
Consumer loans:
Home equity	54	4	-	-
Indirect secured consumer loans	39	-	-	-
Credit card	3,640	19	4	1
Total portfolio loans	4,544	$282	16	1
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2019 and 2018 and were within 12 months of the restructuring date:

	Number of	Recorded
June 30, 2019 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	5	$1
Commercial mortgage owner-occupied loans	2	1
Residential mortgage loans	53	8
Consumer loans:
Home equity	1	-
Credit card	253	1
Total portfolio loans	314	$11

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

	Number of	Recorded
June 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	2	$28
Residential mortgage loans	62	13
Consumer loans:
Credit card	137	1
Total portfolio loans	201	$42

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2019 and 2018 and were within twelve months of the restructuring date:

	Number of	Recorded
June 30, 2019 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	7	$17
Commercial mortgage owner-occupied loans	2	1
Residential mortgage loans	129	20
Consumer loans:
Home equity	5	-
Credit card	536	3
Total portfolio loans	679	$41

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Number of	Recorded
June 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	3	$29
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	110	20
Consumer loans:
Home equity	2	-
Credit card	379	2
Total portfolio loans	496	$51

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

8. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:
($ in millions)	June 30, 2019	December 31, 2018
Land and improvements(a)	$660	586
Buildings(a)	1,595	1,547
Equipment	2,093	1,987
Leasehold improvements	426	403
Construction in progress(a)	92	81
Bank premises and equipment held for sale:
Land and improvements	40	25
Buildings	26	14
Equipment	4	3
Accumulated depreciation and amortization	(2,862)	(2,785)
Total bank premises and equipment	$2,074	1,861

(a) At June 30, 2019 and December 31, 2018, land and improvements, buildings and construction in progress included $58 and $55, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of June 30, 2019, the Bancorp has identified an additional 24 branches under the 2018 Branch Optimization Plan that will be closed in the second half of 2019 with the remaining 37 branches expected to be closed in 2020.

As a result of the MB Financial, Inc. acquisition, as of June 30, 2019, the Bancorp has identified 46 branches in the Chicago market that are expected to be closed in the third quarter of 2019. These 46 branches, which are not part of the 2018 Branch Optimization Plan, are in addition to the branch in the Chicago market that the Bancorp closed in November 2018. These 46 branches include 9 branches with a fair value, less cost to sell, of $10 million that were acquired from MB Financial, Inc. and classified as held for sale by the Bancorp at June 30, 2019. In addition to the identified branches, the Bancorp has identified 11 other non-branch locations with a fair value, less cost to sell, of $10 million that were acquired from MB Financial, Inc. and classified as held for sale by the Bancorp at June 30, 2019.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $33 million for the three months ended June 30, 2019 and 2018, respectively. Impairment losses associated with such assessments and lower of cost or market adjustments were $22 million and $41 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that have been assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Operating Lease Equipment

Operating lease equipment was $894 million and $518 million at June 30, 2019 and December 31, 2018, respectively. Lease income relating to lease payments for operating leases was $45 million and $22 million for the three months ended June 30, 2019 and 2018, respectively and $66 million and $45 million for the six months ended June 30, 2019 and 2018, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize impairment losses associated with operating lease assets for both the three months ended June 30, 2019 and 2018, as well as the six months ended June 30, 2019, and recognized $2 million of impairment losses for the six months ended June 30, 2018. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2019 through 2024 and thereafter:

Undiscounted Cash Flows
As of June 30, 2019 ($ in millions)
Remainder of 2019	$94
2020	158
2021	126
2022	97
2023	70
2024	48
Thereafter	80
Total operating lease payments	$673

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$452
Finance lease right-of-use assets	Bank premises and equipment	15
Total right-of-use assets(a)		$467
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$535
Finance lease liabilities	Long-term debt	15
Total lease liabilities		$550

(a) Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $37 and $23 as of June 30, 2019, respectively.

The following table presents the components of lease costs:

		For the three months ended June 30, 2019	For the six months ended June 30, 2019
($ in millions)	Condensed Consolidated Statements of Income Caption
Lease costs
Amortization of right-of-use assets	Net occupancy and equipment expense	$2	3
Interest on lease liabilities	Interest on long-term debt	-	-
Total finance lease costs		$2	3
Operating lease cost	Net occupancy expense	$25	47
Short-term lease cost	Net occupancy expense	-	-
Variable lease cost	Net occupancy expense	8	16
Sublease income	Net occupancy expense	(1)	(2)
Total operating lease costs		$32	61
Total lease costs		$34	64

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, during both the three and six months ended June 30, 2019, the Bancorp recognized $7 million of impairment losses for the ROU assets related to certain operating leases based on such assessments. The recognized impairment losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

	Operating Leases	Finance Leases
As of June 30, 2019 ($ in millions)			Total
Remainder of 2019	$49	3	52
2020	89	5	94
2021	76	4	80
2022	69	3	72
2023	61	-	61
2024	52	-	52
Thereafter	232	2	234
Total undiscounted cash flows	$628	17	645
Less: Difference between undiscounted cash flows and discounted cash flows	(93)	(2)	(95)
Present value of lease liabilities	$535	15	550

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	9.07
Finance leases	4.47
Weighted-average discount rate
Operating leases	3.28%
Finance leases	5.86

The following table presents information related to lease transactions for the six months ended:

($ in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities(a)
Operating cash flows from operating leases	$47
Operating cash flows from finance leases	1
Financing cash flows from finance leases	2

(Gains) losses on sale and leaseback transactions, net	-
(a)	The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. GoodwillBusiness combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. On March 22, 2019 the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded $1.8 billion of goodwill. Due to the timing of the acquisition, the Bancorp is in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2019.

Changes in the net carrying amount of goodwill, by reporting unit, for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
($ in millions)	Banking	Banking	Lending	Management	and Other	Total
Goodwill	$1,363	1,655	215	177	-	3,410
Accumulated impairment losses	(750)	-	(215)	-	-	(965)
Net carrying value as of December 31, 2017	$613	1,655	-	177	-	2,445
Acquisition activity	17	-	-	16	-	33
Net carrying value as of December 31, 2018	$630	1,655	-	193	-	2,478
Acquisition activity	-	-	-	-	1,809	1,809
Sale of business	-	-	-	(3)	-	(3)
Net carrying value as of June 30, 2019	$630	1,655	-	190	1,809	4,284

12. Intangible Assets

Intangible assets consist of core deposit intangibles, customer relationships, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives.

On March 22, 2019, the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded a $195 million core deposit intangible asset with a weighted-average amortization period of 7.2 years. The fair value of the core deposit intangible is subject to change as additional information becomes available.

The details of the Bancorp’s intangible assets are shown in the following table:

	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount
As of June 30, 2019
Core deposit intangibles	$229	(44)	185
Customer relationships	29	(4)	25
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$275	(60)	215
As of December 31, 2018
Core deposit intangibles	$34	(30)	4
Customer relationships	32	(3)	29
Non-compete agreements	14	(11)	3
Other	7	(3)	4
Total intangible assets	$87	(47)	40

As of June 30, 2019, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $14 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $17 million and $2 million for the six months ended June 30, 2019 and 2018, respectively. The Bancorp's projection of amortization expense shown in the following table is based on existing balances as of June 30, 2019. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2019 through 2023 is as follows:

($ in millions)	Total
Remainder of 2019	$28
2020	48
2021	40
2022	32
2023	24

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	June 30, 2019	December 31, 2018
Assets:
Other short-term investments	$80	40
Indirect secured consumer loans	1,755	668
ALLL	(10)	(4)
Other assets	11	5
Total assets	$1,836	709
Liabilities:
Other liabilities	$3	1
Long-term debt	1,646	606
Total liabilities	$1,649	607

Automobile loan securitizations

In a securitization transaction that occurred in May of 2019, the Bancorp transferred $1.43 billion in aggregate automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million were retained by the Bancorp. Refer to Note 17 for further information. The Bancorp also has previously completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

	Total	Total	Maximum
June 30, 2019 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,304	440	1,304
Private equity investments	87	-	166
Loans provided to VIEs	2,417	-	3,747
Lease pool entities	67	-	67

	Total	Total	Maximum
December 31, 2018 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,198	376	1,198
Private equity investments	41	-	73
Loans provided to VIEs	2,331	-	3,617

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

At both June 30, 2019 and December 31, 2018, the Bancorp’s CDC investments included $1.1 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $440 million and $374 million at June 30, 2019 and December 31, 2018, respectively. The unfunded commitments as of June 30, 2019 are expected to be funded from 2019 to 2034.

The Bancorp has accounted for all of its investments in qualifying LIHTC using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption(a)	2019	2018	2019	2018
Proportional amortization	Applicable income tax expense	$37	41	74	83
Tax credits and other benefits	Applicable income tax expense	(44)	(49)	(87)	(101)

(a) The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2019 and 2018.

Private equity investments

The Bancorp invests as a limited partner in private equity investments which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at June 30, 2019 and December 31, 2018, the unfunded commitment amounts to the funds were $79 million and $32 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $5 million and $2 million during the three months ended June 30, 2019 and 2018, respectively, and $7 million and $5 million during the six months ended June 30, 2019 and 2018, respectively. The Bancorp recognized zero and $2 million of OTTI associated with certain nonconforming investments affected by the Volcker Rule during the three months ended June 30, 2019 and 2018, respectively, and zero and $6 million during the six months ended June 30, 2019 and 2018, respectively. Refer to Note 25 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of both June 30, 2019 and December 31, 2018, the Bancorp’s unfunded commitments to these entities were $1.3 billion. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and six months ended June 30, 2019 and 2018. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Residential mortgage loan sales(a)	$1,654	1,474	2,815	2,474

Origination fees and gains on loan sales	37	28	62	52
Gross mortgage servicing fees	70	54	125	106

(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2019	2018
Balance, beginning of period	$938	858
Servicing rights originated - residential mortgage loans	57	35
Servicing rights acquired - residential mortgage loans	26	50
Servicing rights obtained in acquisition - residential mortgage loans	263	-
Changes in fair value:
Due to changes in inputs or assumptions(a)	(173)	78
Other changes in fair value(b)	(72)	(62)
Balance, end of period	$1,039	959

(a)Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.

(b)Primarily reflects changes due to collection of contractual cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Securities gains (losses), net - non-qualifying hedges on MSRs	$2	(4)	5	(17)
Changes in fair value and settlement of free-standing derivatives purchased
to economically hedge the MSR portfolio(a)	117	(16)	177	(65)
MSR fair value adjustment due to changes in inputs or assumptions(a)	(116)	21	(173)	78

(a) Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2019 and 2018 were as follows:

		June 30, 2019			June 30, 2018
	Rate	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.7	13.2%	497	6.8	10.0%	519
Servicing rights	Adjustable	-	-	-	-	-	-

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2019 and December 31, 2018, the Bancorp serviced $84.6 billion and $63.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2019, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment				OAS
				Speed Assumption				Spread Assumption
								OAS Spread	Impact of
			Weighted-		Impact of Adverse Change				Adverse Change
		Fair	Average Life		on Fair Value				on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$1,026	5.2	13.2%	$(37)	(72)	(163)	561	$(21)	(40)
Servicing rights	Adjustable	13	3.5	23.5	(1)	(2)	(3)	909	-	(1)

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2019 and December 31, 2018, the balance of collateral held by the Bancorp for derivative assets was $706 million and $481 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $562 million and $249 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $16 million and $3 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2019 and December 31, 2018, the balance of collateral posted by the Bancorp for derivative liabilities was $1.1 billion and $551 million, respectively. Additionally, as of June 30, 2019 and December 31, 2018, $10 million and $23 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2019 and December 31, 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit-risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
June 30, 2019 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	388	2
Total fair value hedges		388	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	124	-
Interest rate swaps related to C&I loans	8,000	30	29
Total cash flow hedges		154	29
Total derivatives designated as qualifying hedging instruments		542	31
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	9,435	127	11
Forward contracts related to residential mortgage loans held for sale	1,541	-	13
Swap associated with the sale of Visa, Inc. Class B Shares	2,859	-	151
Foreign exchange contracts	176	-	4
Total free-standing derivatives - risk management and other business purposes		127	179
Free-standing derivatives - customer accommodation:
Interest rate contracts	66,529	607	600
Interest rate lock commitments	686	14	-
Commodity contracts	7,802	275	261
TBA securities	18	-	-
Foreign exchange contracts	15,231	135	131
Total free-standing derivatives - customer accommodation		1,031	992
Total derivatives not designated as qualifying hedging instruments		1,158	1,171
Total		$1,700	1,202

		Fair Value
	Notional	Derivative	Derivative
December 31, 2018 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	262	2
Total fair value hedges		262	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	69	-
Interest rate swaps related to C&I loans	8,000	15	27
Total cash flow hedges		84	27
Total derivatives designated as qualifying hedging instruments		346	29
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,045	40	14
Forward contracts related to residential mortgage loans held for sale	926	-	8
Swap associated with the sale of Visa, Inc. Class B Shares	2,174	-	125
Foreign exchange contracts	133	4	-
Total free-standing derivatives - risk management and other business purposes		44	147
Free-standing derivatives - customer accommodation:
Interest rate contracts	55,012	262	278
Interest rate lock commitments	407	7	-
Commodity contracts	6,511	307	278
TBA securities	18	-	-
Foreign exchange contracts	13,205	148	142
Total free-standing derivatives - customer accommodation		724	698
Total derivatives not designated as qualifying hedging instruments		768	845
Total		$1,114	874

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2019, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2019, that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

		For the three months		For the six months
	Condensed Consolidated	ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$89	(18)	143	(81)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(87)	19	(140)	83

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

	Condensed Consolidated
($ in millions)	Balance Sheets Caption	June 30, 2019
Carrying amount of the hedged items	Long-term debt	$4,132
Cumulative amount of fair value hedging adjustments included in the carrying
amount of the hedged items	Long-term debt	(394)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2019, all hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2019, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 66 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2019 and December 31, 2018, $440 million and $160 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2019, $46 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2019.

During the three and six months ended June 30, 2019 and 2018, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Amount of pretax net gains (losses) recognized in OCI	$240	4	351	(5)
Amount of pretax net (losses) gains reclassified from OCI into net income	(1)	-	(3)	1

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

		For the three months		For the six months
	Condensed Consolidated	ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Interest rate contracts:
Forward contracts related to residential mortgage loans
held for sale	Mortgage banking net revenue	$(5)	(3)	(5)	(4)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	117	(16)	177	(65)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	3	(5)	5
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(22)	(10)	(52)	(49)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2019 and December 31, 2018, the total notional amount of the risk participation agreements was $4.5 billion and $4.0 billion, respectively, and the fair value was a liability of $9 million and $8 million at June 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2019, the risk participation agreements had a weighted-average remaining life of 3.3 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

	June 30,	December 31,
($ in millions)	2019	2018
Pass	$4,372	3,919
Special mention	73	79
Substandard	17	4
Total	$4,462	4,002

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months		For the six months
	Condensed Consolidated	ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$12	9	18	16
Interest rate contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	(6)	-	(13)	-
Interest rate lock commitments	Mortgage banking net revenue	34	22	58	35
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2	3	4
Commodity contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	-	(1)	-	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	12	13	24	27
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	4	7	8	5
Foreign exchange contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	-	-	-	1

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of June 30, 2019 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,686	(507)	(468)	711
Total assets	1,686	(507)	(468)	711

Liabilities:
Derivatives	1,202	(507)	(472)	223
Total liabilities	$1,202	(507)	(472)	223
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp's other short-term borrowings as of:

	June 30,	December 31,
($ in millions)	2019	2018
Securities sold under repurchase agreements	$611	302
Derivative collateral	346	271
Total other short-term borrowings	$957	573

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2019 and December 31, 2018, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

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

In a securitization transaction that occurred in May of 2019, the Bancorp transferred $1.43 billion in aggregate automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $1.3 billion of outstanding notes included in long-term debt in the Condensed Consolidated Balance Sheets. Additionally, as previously discussed in Note 13, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

18. Capital Actions

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2019, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp's common stock.

The following table presents a summary of the Bancorp's accelerated share repurchase transactions which were entered into and settled during the six months ended June 30, 2019:

Repurchase Dates	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Dates
March 27, 2019(a)	$913	31,779,280	2,026,584	33,805,864			June 28, 2019
April 29, 2019(b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019	-	May 24, 2019
(a)			This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $456.5 million.
(b)			This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

For further information on subsequent events related to capital actions, refer to Note 27.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	June 30,	December 31,
($ in millions)	2019	2018
Commitments to extend credit	$77,612	70,415
Letters of credit	2,212	2,041
Forward contracts related to residential mortgage loans held for sale	1,541	926
Purchase obligations	108	126
Capital commitments for private equity investments	79	32
Capital expenditures	73	45

Commitments to extend creditCommitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2019 and December 31, 2018, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $147 million and $131 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

	June 30,	December 31,
($ in millions)	2019	2018
Pass	$76,761	69,928
Special mention	463	271
Substandard	388	216
Total commitments to extend credit	$77,612	70,415

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2019:

($ in millions)
Less than 1 year(a)	$1,205
1 - 5 years(a)	1,004
Over 5 years	3
Total letters of credit	$2,212

(a) Includes $9 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2019 and December 31, 2018, and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 60% of the total standby letters of credit were collateralized as of June 30, 2019 and December 31, 2018, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $28 million and $17 million at June 30, 2019 and December 31, 2018, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

	June 30,	December 31,
($ in millions)	2019	2018
Pass	$2,058	1,905
Special mention	19	10
Substandard	135	126
Total letters of credit	$2,212	2,041

At June 30, 2019 and December 31, 2018, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2019 and December 31, 2018, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $442 million and $487 million, respectively, of which FTS acted as the remarketing agent to issuers on $433 million and $481 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $240 million and $256 million of the VRDNs remarketed by FTS, in addition to $9 million and $6 million in VRDNs remarketed by third parties at June 30, 2019 and December 31, 2018, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $9 million of these VRDNs in its portfolio and classified them as trading securities at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $6 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2019 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $14 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended June 30, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $4 million and $5 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $13 million and $7 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2019 and 2018 were $10 million and $6 million, respectively. Total repurchase demand requests during the six months ended June 30, 2019 and 2018 were $27 million and $11 million, respectively. Total outstanding repurchase demand inventory was $5 million and $1 million at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Balance, beginning of period	$8	8	6	9
Net reductions to the reserve	(1)	(1)	1	(2)
Balance, end of period	$7	7	7	7

The following tables provide a rollforward of unresolved claims by claimant type for the six months ended:

	GSE		Private Label
June 30, 2019 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	9	$1	1	$-
New demands	160	27	1	-
Loan paydowns/payoffs	(3)	-	-	-
Resolved demands	(139)	(23)	(2)	-
Balance, end of period	27	$5	-	$-

	GSE		Private Label
June 30, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$-
New demands	62	11	-	-
Resolved demands	(54)	(9)	-	-
Balance, end of period	14	$3	1	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $250 million and $272 million at June 30, 2019 and December 31, 2018, respectively, and the delinquency rates were 2.2% at both June 30, 2019 and December 31, 2018. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $4 million and $5 million at June 30, 2019 and December 31, 2018, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $13 million at both June 30, 2019 and December 31, 2018. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $183 million and $62 million at June 30, 2019 and December 31, 2018, respectively.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2019, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $151 million at June 30, 2019 and $125 million at December 31, 2018. Refer to Note 15 and Note 25 for further information.

After the Bancorp’s sale of the Class B Shares, Visa funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

	Visa	Bancorp Cash
Period ($ in millions)	Funding Amount	Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26	i

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

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-00851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs claim damages for the alleged breach of contract claim exceed $280 million.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Upsher-Smith Laboratories, Inc. v. Fifth Third Bank

On February 12, 2016, Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed suit against Fifth Third Bank in the Fourth Judicial District, Hennepin County, Minnesota, alleging that Fifth Third improperly implemented foreign exchange transactions requested by plaintiff’s authorized employee who allegedly was the victim of fraud by a third party. Plaintiff asserted claims for breach of contract and the implied covenant of good faith and fair dealing and for alleged failure to comply with Article 4A-202 of the Uniform Commercial Code (the “UCC claim”), with losses allegedly totaling almost $40 million, plus interest. Fifth Third denied all liability in this matter. On March 3, 2016, Fifth Third removed the case to the United States District Court for the District of Minnesota (Upsher-Smith Laboratories Inc. v. Fifth Third Bank, Case No. 16-cv-00556). On March 22, 2019, the Court granted summary judgment to Fifth Third on Upsher-Smith’s claims for breach of contract and the implied covenant of good faith and fair dealing, but denied summary judgment on the UCC claim. On June 27, 2019, the parties entered into a confidential settlement of this matter for an amount that was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $28 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

22. Income Taxes

The applicable income tax expense was $124 million and $146 million for the three months ended June 30, 2019 and 2018, respectively, and $344 million and $327 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rates for the three months ended June 30, 2019 and 2018 were 21.5% and 19.6%, respectively, and 21.9% and 20.1% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate for both the three and six months ended June 30, 2019 compared to the same periods in the prior year was primarily related to an increase in state income tax expense, a decrease in excess tax benefits related to share-based compensation and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease in proportional amortization of qualifying LIHTC investments.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

23. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
June 30, 2019 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale debt securities
arising during period	$758	(181)	577
Reclassification adjustment for net gains on available-for-sale
debt securities included in net income	-	-	-
Net unrealized gains on available-for-sale debt securities	758	(181)	577	204	577	781

Unrealized holding gains on cash flow hedge derivatives arising
during period	240	(50)	190
Reclassification adjustment for net losses on cash flow hedge
derivatives included in net income	1	-	1
Net unrealized gains on cash flow hedge derivatives	241	(50)	191	249	191	440

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(44)	1	(43)
Total	$1,000	(231)	769	409	769	1,178

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
June 30, 2018 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale securities arising
during period	$(217)	50	(167)
Reclassification adjustment for net gains on available-for-sale
securities included in net income	-	-	-
Net unrealized losses on available-for-sale securities	(217)	50	(167)	(318)	(167)	(485)

Unrealized holding gains on cash flow hedge derivatives arising
during period	4	(1)	3
Reclassification adjustment for net gains on cash flow hedge
derivatives included in net income	-	-	-
Net unrealized losses on cash flow hedge derivatives	4	(1)	3	(19)	3	(16)

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(52)	1	(51)
Total	$(212)	49	(163)	(389)	(163)	(552)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
June 30, 2019 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale debt securities arising
during period	$1,319	(312)	1,007
Reclassification adjustment for net losses on available-for-sale
debt securities included in net income	1	-	1
Net unrealized gains on available-for-sale debt securities	1,320	(312)	1,008	(227)	1,008	781

Unrealized holding gains on cash flow hedge derivatives arising
during period	351	(74)	277
Reclassification adjustment for net losses on cash flow hedge
derivatives included in net income	3	-	3
Net unrealized gains on cash flow hedge derivatives	354	(74)	280	160	280	440

Reclassification of amounts to net periodic benefit costs	2	-	2
Defined benefit pension plans, net	2	-	2	(45)	2	(43)
Total	$1,676	(386)	1,290	(112)	1,290	1,178

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
June 30, 2018 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale debt securities
arising during period	$(811)	184	(627)
Reclassification adjustment for net losses on available-for-sale
debt securities included in net income	9	(2)	7
Net unrealized losses on available-for-sale debt securities	(802)	182	(620)	135	(620)	(485)

Unrealized holding losses on cash flow hedge derivatives arising
during period	(5)	1	(4)
Reclassification adjustment for net gains on cash flow hedge
derivatives included in net income	(1)	-	(1)
Net unrealized losses on cash flow hedge derivatives	(6)	1	(5)	(11)	(5)	(16)

Reclassification of amounts to net periodic benefit costs	2	-	2
Defined benefit pension plans, net	2	-	2	(53)	2	(51)
Total	$(806)	183	(623)	71	(623)	(552)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

		For the three months		For the six months
	Condensed Consolidated	ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018

Net unrealized gains (losses) on available-for-sale debt securities:(b)
Net losses included in net income	Securities gains (losses), net	$-	-	(1)	(9)
	Income before income taxes	-	-	(1)	(9)
	Applicable income tax expense	-	-	-	2
	Net income	-	-	(1)	(7)

Net unrealized gains (losses) on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	(1)	-	(3)	1
	Income before income taxes	(1)	-	(3)	1
	Applicable income tax expense	-	-	-	-
	Net income	(1)	-	(3)	1

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(1)	(1)	(2)	(2)
	Income before income taxes	(1)	(1)	(2)	(2)
	Applicable income tax expense	-	-	-	-
	Net income	(1)	(1)	(2)	(2)

Total reclassifications for the period	Net income	$(2)	(1)	(6)	(8)

(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

24. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2019				2018
For the three months ended June 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$427			579
Less: Income allocated to participating securities	4			6
Net income allocated to common shareholders	$423	738	0.57	573	683	0.84
Earnings Per Diluted Share:
Net income available to common shareholders	$427			579
Effect of dilutive securities:
Stock-based awards	-	10		-	13
Net income available to common shareholders	427			579
plus assumed conversions
Less: Income allocated to participating securities	4			6
Net income allocated to common shareholders
plus assumed conversions	$423	748	0.57	573	696	0.82

	2019				2018
For the six months ended June 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$1,187			1,265
Less: Income allocated to participating securities	11			15
Net income allocated to common shareholders	$1,176	700	1.68	1,250	687	1.82
Earnings Per Diluted Share:
Net income available to common shareholders	$1,187			1,265
Effect of dilutive securities:
Stock-based awards	-	9		-	13
Net income available to common shareholders	1,187			1,265
plus assumed conversions
Less: Income allocated to participating securities	11			15
Net income allocated to common shareholders
plus assumed conversions	$1,176	709	1.66	1,250	700	1.79

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2019 excludes 2 million and 3 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and six months ended June 30, 2018 excludes 2 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
June 30, 2019 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	-	-	75
Obligations of states and political subdivisions securities	-	3	-	3
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	14,802	-	14,802
Agency commercial mortgage-backed securities	-	14,820	-	14,820
Non-agency commercial mortgage-backed securities	-	3,380	-	3,380
Asset-backed securities and other debt securities	-	2,127	-	2,127
Available-for-sale debt and other securities(a)	75	35,132	-	35,207
Trading debt securities:
U.S. Treasury and federal agency securities	2	13	-	15
Obligations of states and political subdivisions securities	-	31	-	31
Agency residential mortgage-backed securities	-	77	-	77
Asset-backed securities and other debt securities	-	199	-	199
Trading debt securities	2	320	-	322
Equity securities	476	9	-	485
Residential mortgage loans held for sale	-	1,031	-	1,031
Residential mortgage loans(b)	-	-	192	192
Commercial loans held for sale	-	18	-	18
MSRs	-	-	1,039	1,039
Derivative assets:
Interest rate contracts	-	1,276	14	1,290
Foreign exchange contracts	-	135	-	135
Commodity contracts	65	210	-	275
Derivative assets(d)	65	1,621	14	1,700
Total assets	$618	38,131	1,245	39,994
Liabilities:
Derivative liabilities:
Interest rate contracts	$13	633	9	655
Foreign exchange contracts	-	135	-	135
Equity contracts	-	-	151	151
Commodity contracts	11	250	-	261
Derivative liabilities(e)	24	1,018	160	1,202
Short positions(e)	97	56	-	153
Total liabilities	$121	1,074	160	1,355

(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $100, $444 and $2, respectively, at June 30, 2019.

(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

(c)During the six months ended June 30, 2019, no assets or liabilities were transferred between Level 1 and Level 2.

(d)Included in other assets in the Condensed Consolidated Balance Sheets.

(e)Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2018 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$97	-	-	97
Obligations of states and political subdivisions securities	-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,247	-	16,247
Agency commercial mortgage-backed securities	-	10,650	-	10,650
Non-agency commercial mortgage-backed securities	-	3,267	-	3,267
Asset-backed securities and other debt securities	-	2,015	-	2,015
Available-for-sale debt and other securities(a)	97	32,181	-	32,278
Trading debt securities:
U.S. Treasury and federal agency securities	-	16	-	16
Obligations of states and political subdivisions securities	-	35	-	35
Agency residential mortgage-backed securities	-	68	-	68
Asset-backed securities and other debt securities	-	168	-	168
Trading debt securities	-	287	-	287
Equity securities	452	-	-	452
Residential mortgage loans held for sale	-	537	-	537
Residential mortgage loans(b)	-	-	179	179
Commercial loans held for sale	-	7	-	7
MSRs	-	-	938	938
Derivative assets:
Interest rate contracts	-	648	7	655
Foreign exchange contracts	-	152	-	152
Commodity contracts	93	214	-	307
Derivative assets(d)	93	1,014	7	1,114
Total assets	$642	34,026	1,124	35,792
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	313	8	329
Foreign exchange contracts	-	142	-	142
Equity contracts	-	-	125	125
Commodity contracts	19	259	-	278
Derivative liabilities(e)	27	714	133	874
Short positions(e)	110	28	-	138
Total liabilities	$137	742	133	1,012
(a)	Excludes FHLB, FRB, and DTCC restricted stock holdings totaling $184, $366 and $2, respectively, at December 31, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2019 and December 31, 2018, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at June 30, 2019 was $14 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $6 million and $11 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $6 million and $13 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended June 30, 2019 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$190	1,141	2	(143)	1,190
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(161)	34	(22)	(150)
Purchases/originations	-	59	-	-	59
Settlements	(8)	-	(31)	14	(25)
Transfers into Level 3(b)	11	-	-	-	11
Balance, end of period	$192	1,039	5	(151)	1,085
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at June 30, 2019(c)	$(1)	(127)	14	(22)	(136)

(a)Net interest rate derivatives include derivative assets and liabilities of $14 and $9, respectively, as of June 30, 2019.

(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended June 30, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$136	926	4	(165)	901
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(13)	22	(10)	(2)
Purchases/originations	-	46	(1)	-	45
Settlements	(5)	-	(21)	11	(15)
Transfers into Level 3(b)	32	-	-	-	32
Balance, end of period	$162	959	4	(164)	961
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at June 30, 2018(c)	$(1)	(13)	12	(10)	(12)
(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $7 respectively, as of June 30, 2018.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the six months ended June 30, 2019 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(245)	58	(52)	(240)
Purchases/originations/acquisitions	-	346	(1)	-	345
Settlements	(12)	-	(51)	26	(37)
Transfers into Level 3(b)	26	-	-	-	26
Balance, end of period	$192	1,039	5	(151)	1,085
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to assets still held at June 30, 2019(c)	$(1)	(196)	25	(52)	(224)
(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $9, respectively, as of June 30, 2019.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the six months ended June 30, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(4)	16	36	(49)	(1)
Purchases/originations	-	85	(4)	-	81
Settlements	(8)	-	(31)	22	(17)
Transfers into Level 3(b)	37	-	-	-	37
Balance, end of period	$162	959	4	(164)	961
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to assets still held at June 30, 2018(c)	$(4)	16	12	(49)	(25)
(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $7, respectively, as of June 30, 2018 .
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Mortgage banking net revenue	$(129)	8	(189)	47
Corporate banking revenue	1	-	1	1
Other noninterest income	(22)	(10)	(52)	(49)
Total losses	$(150)	(2)	(240)	(1)

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2019 and 2018 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2019	2018	2019	2018
Mortgage banking net revenue	$(115)	(2)	(173)	23
Corporate banking revenue	1	-	1	1
Other noninterest income	(22)	(10)	(52)	(49)
Total losses	$(136)	(12)	(224)	(25)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Residential mortgage loans	$192	Loss rate model	Interest rate risk factor	(9.5)	-	5.3%		-0.2%
			Credit risk factor	0	-	34.5%		0.6%
							(Fixed)	13.2%
MSRs	1,039	DCF	Prepayment speed	1	-	97.0%	(Adjustable)	23.5%
							(Fixed)	561
			OAS spread (bps)	441	-	1,513	(Adjustable)	909
IRLCs, net	14	DCF	Loan closing rates	6.6	-	96.6%		78.4%
Swap associated with the sale of Visa, Inc.	(151)	DCF	Timing of the resolution	6/30/2021		-	2/7/2022
Class B Shares			of the Covered Litigation	12/31/2023

As of June 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Residential mortgage loans	$162	Loss rate model	Interest rate risk factor	(13.3)	-	11.9%		-0.1%
			Credit risk factor	0	-	40.3%		0.7%
							(Fixed)	9.5%
MSRs	959	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	23.6%
							(Fixed)	543
			OAS spread (bps)	461	-	1,513	(Adjustable)	817
IRLCs, net	11	DCF	Loan closing rates	12.2	-	96.6%		80.9%
Swap associated with the sale of Visa, Inc.	(164)	DCF	Timing of the resolution	1/31/2021		-	9/6/2021
Class B Shares			of the Covered Litigation	11/30/2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2019 and 2018 and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2019 and 2018, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
					For the three months ended June 30, 2019	For the six months ended June 30, 2019
As of June 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Commercial and industrial loans	$-	-	140	140	(14)	(34)
Commercial mortgage loans	-	-	11	11	1	1
Commercial leases	-	-	15	15	(11)	(12)
OREO	-	-	13	13	(1)	(3)
Bank premises and equipment	-	-	27	27	(2)	(22)
Private equity investments	-	17	2	19	4	6
Total	$-	17	208	225	(23)	(64)

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
					For the three months	For the six months
As of June 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total	ended June 30, 2018	ended June 30, 2018
Commercial loans held for sale	$-	-	4	4	-	(1)
Commercial and industrial loans	-	-	161	161	14	(30)
Commercial mortgage loans	-	-	3	3	1	6
Commercial leases	-	-	14	14	(9)	(10)
OREO	-	-	17	17	(1)	(4)
Bank premises and equipment	-	-	37	37	(33)	(41)
Operating lease equipment	-	-	10	10	(1)	(3)
Private equity investments	-	50	31	81	11	30
Total	$-	50	277	327	(18)	(53)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$140	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	11	Appraised value	Collateral value	NM	NM
Commercial leases	15	Appraised value	Collateral value	NM	NM
OREO	13	Appraised value	Appraised value	NM	NM
Bank premises and equipment	27	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Commercial loans held for sale	$4	Appraised value	Appraised value			NM	NM
			Costs to sell			NM	10.0%
Commercial and industrial loans	161	Appraised value	Collateral value			NM	NM
Commercial mortgage loans	3	Appraised value	Collateral value			NM	NM
Commercial leases	14	Appraised value	Collateral value			NM	NM
OREO	17	Appraised value	Appraised value			NM	NM
Bank premises and equipment	37	Appraised value	Appraised value			NM	NM
Operating lease equipment	10	Appraised value	Appraised value			NM	NM
Private equity investments	28	Liquidity discount applied	Liquidity discount	0	-	43.0%	12.9%
		to fund's NAV
	3	Comparable company analysis	Market comparable transactions			NM	NM

Portfolio commercial loans and leases

During the three and six months ended June 30, 2019 and June 30, 2018, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During the three and six months ended June 30, 2019 and 2018, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included an immaterial amount and $1 million in losses, recorded as charge-offs on new OREO properties transferred from loans during the three and six months ended June 30, 2019, respectively, and $1 million and $2 million for the three and six months ended June 30, 2018, respectively. These losses also included $1 million and $2 million in losses for the three and six months ended June 30, 2019, respectively, and an immaterial amount of losses and $2 million in losses for the three and six months ended June 30, 2018, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Enterprise Workplace Services, which reports to the Bancorp’s Chief Human Resources Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment refer to Note 8.

Operating lease equipment

During the three and six months ended 2018, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

The Bancorp accounts for its private equity investments, except for those accounted for under the equity method of accounting, at each investment’s cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains resulting from observable price changes of $6 million and $11 million during the three and six months ended June 30, 2019, respectively, and $16 million and $51 million during the three and six months ended June 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2019 includes a cumulative $59 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of $2 million and $5 million during the three and six months ended June 30, 2019, respectively, and $1 million and $11 million during the three and six months ended June 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2019 includes a cumulative $17 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp did not recognize any OTTI during the three and six months ended June 30, 2019 and recognized $4 million and $10 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three and six months ended June 30, 2018, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported NAV of the fund or through a DCF analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported NAVs or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Consumer Banking, Payments and Strategy, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2019 and 2018 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $36 million and $18 million for the six months ended June 30, 2019 and 2018, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at June 30, 2019 and 2018 for which the fair value option was elected included gains of an immaterial amount for both the six months ended June 30, 2019 and 2018. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both June 30, 2019 and December 31, 2018. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at both June 30, 2019 and December 31, 2018. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
June 30, 2019 ($ in millions)	Fair Value	Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,223	1,187	36
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	18	18	-
December 31, 2018
Residential mortgage loans measured at fair value	$716	696	20
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-
Commercial loans measured at fair value	7	7	-

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of June 30, 2019 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,764	2,764	-	-	2,764
Other short-term investments	3,357	3,357	-	-	3,357
Other securities	546	-	546	-	546
Held-to-maturity securities	21	-	-	21	21
Loans and leases held for sale	156	-	-	156	156
Portfolio loans and leases:
Commercial and industrial loans	50,589	-	-	51,029	51,029
Commercial mortgage loans	10,645	-	-	10,548	10,548
Commercial construction loans	5,226	-	-	5,291	5,291
Commercial leases	3,651	-	-	3,367	3,367
Residential mortgage loans	16,509	-	-	17,396	17,396
Home equity	6,286	-	-	6,575	6,575
Indirect secured consumer loans	10,357	-	-	10,219	10,219
Credit card	2,282	-	-	2,474	2,474
Other consumer loans	2,543	-	-	2,686	2,686
Unallocated ALLL	(112)	-	-	-	-
Total portfolio loans and leases, net	$107,976	-	-	109,585	109,585
Financial liabilities:
Deposits	$125,392	-	125,370	-	125,370
Federal funds purchased	179	179	-	-	179
Other short-term borrowings	957	-	957	-	957
Long-term debt	15,784	15,726	890	-	16,616

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,681	2,681	-	-	2,681
Other short-term investments	1,825	1,825	-	-	1,825
Other securities	552	-	552	-	552
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	63	-	-	63	63
Portfolio loans and leases:
Commercial and industrial loans	43,825	-	-	44,668	44,668
Commercial mortgage loans	6,894	-	-	6,851	6,851
Commercial construction loans	4,625	-	-	4,688	4,688
Commercial leases	3,582	-	-	3,180	3,180
Residential mortgage loans	15,244	-	-	15,688	15,688
Home equity	6,366	-	-	6,719	6,719
Indirect secured consumer loans	8,934	-	-	8,717	8,717
Credit card	2,314	-	-	2,759	2,759
Other consumer loans	2,309	-	-	2,428	2,428
Unallocated ALLL	(110)	-	-	-	-
Total portfolio loans and leases, net	$93,983	-	-	95,698	95,698
Financial liabilities:
Deposits	$108,835	-	108,782	-	108,782
Federal funds purchased	1,925	1,925	-	-	1,925
Other short-term borrowings	573	-	573	-	573
Long-term debt	14,426	14,287	445	-	14,732

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
June 30, 2019 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$629	620	83	48	(135)	-	1,245
Provision for (benefit from) credit losses	25	55	7	-	(2)	-	85
Net interest income after provision for credit losses	604	565	76	48	(133)	-	1,160
Noninterest income:
Service charges on deposits	82	63	-	-	(2)	-	143
Corporate banking revenue	135	1	-	-	1	-	137
Wealth and asset management revenue	1	40	-	117	-	(36(a))	122
Card and processing revenue	18	73	-	1	-	-	92
Mortgage banking net revenue	-	1	62	-	-	-	63
Other noninterest income(b)	65	24	3	-	1	-	93
Securities gains, net	-	-	-	-	8	-	8
Securities gains, net - non-qualifying hedges on MSRs	-	-	2	-	-	-	2
Total noninterest income	301	202	67	118	8	(36)	660
Noninterest expense:
Salaries, wages and incentives	105	123	42	49	225	-	544
Employee benefits	14	29	10	8	36	-	97
Technology and communications	3	1	2	-	130	-	136
Net occupancy expense	7	43	3	3	32	-	88
Card and processing expense	2	32	-	-	-	-	34
Equipment expense	6	12	-	-	15	-	33
Other noninterest expense	283	227	61	75	(299)	(36)	311
Total noninterest expense	420	467	118	135	139	(36)	1,243
Income (loss) before income taxes	485	300	25	31	(264)	-	577
Applicable income tax expense (benefit)	90	63	5	7	(41)	-	124
Net income (loss)	395	237	20	24	(223)	-	453
Total goodwill	$630	1,655	-	190	1,809(d)	-	4,284
Total assets	$74,033	69,577	25,506	9,841	(10,155(c))	-	168,802

(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)Includes impairment charges of $2 for branches and land. For more information refer to Note 8 and Note 25.

(c)Includes bank premises and equipment of $70 classified as held for sale. For more information refer to Note 8.

(d)The Bancorp is in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
June 30, 2018 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$427	499	59	45	(10)	-	1,020
Provision for (benefit from) credit losses	(10)	47	8	(11)	(20)	-	14
Net interest income after provision for credit losses	437	452	51	56	10	-	1,006
Noninterest income:
Service charges on deposits	70	67	-	-	-	-	137
Corporate banking revenue	119	1	-	-	-	-	120
Wealth and asset management revenue	1	37	-	104	-	(34(a))	108
Card and processing revenue	14	69	-	1	-	-	84
Mortgage banking net revenue	-	1	52	-	-	-	53
Other noninterest income(b)	25	(8)	4	4	225	-	250
Securities losses, net	-	-	-	-	(5)	-	(5)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(4)	-	-	-	(4)
Total noninterest income	229	167	52	109	220	(34)	743
Noninterest expense:
Salaries, wages and incentives	71	111	42	43	204	-	471
Employee benefits	9	26	10	7	26	-	78
Technology and communications	2	1	1	-	63	-	67
Net occupancy expense	6	44	3	3	18	-	74
Card and processing expense	1	30	-	-	(1)	-	30
Equipment expense	6	12	-	-	12	-	30
Other noninterest expense	208	208	51	70	(252)	(34)	251
Total noninterest expense	303	432	107	123	70	(34)	1,001
Income (loss) before income taxes	363	187	(4)	42	160	-	748
Applicable income tax expense (benefit)	58	40	(1)	9	40	-	146
Net income (loss)	305	147	(3)	33	120	-	602
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$58,663	60,281	22,128	9,270	(9,747(c))	-	140,595
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $33 for branches and land. For more information refer to Note 8 and Note 25.
(c)	Includes bank premises and equipment of $37 classified as held for sale. For more information refer to Note 8.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the six months ended:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
June 30, 2019 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$1,138	1,204	146	97	(258)	-	2,327
Provision for credit losses	46	107	20	-	2	-	175
Net interest income after provision for credit losses	1,092	1,097	126	97	(260)	-	2,152
Noninterest income:
Service charges on deposits	149	127	-	-	(2)	-	274
Corporate banking revenue	247	2	-	-	-	-	249
Wealth and asset management revenue	1	76	-	226	-	(69(a))	234
Card and processing revenue	32	137	-	2	-	-	171
Mortgage banking net revenue	-	2	117	-	-	-	119
Other noninterest income(b)	98	42	7	5	532	-	684
Securities gains, net	-	-	-	-	25	-	25
Securities gains, net - non-qualifying hedges on MSRs	-	-	5	-	-	-	5
Total noninterest income	527	386	129	233	555	(69)	1,761
Noninterest expense:
Salaries, wages and incentives	191	237	77	94	424	-	1,023
Employee benefits	36	58	20	19	95	-	228
Technology and communications	5	2	4	1	207	-	219
Net occupancy expense	14	86	5	7	52	-	164
Card and processing expense	4	61	-	-	(1)	-	64
Equipment expense	12	24	-	-	27	-	63
Other noninterest expense	514	439	114	146	(564)	(69)	580
Total noninterest expense	776	907	220	267	240	(69)	2,341
Income before income taxes	843	576	35	63	55	-	1,572
Applicable income tax expense	156	121	7	14	46	-	344
Net income	687	455	28	49	9	-	1,228
Total goodwill	$630	1,655	-	190	1,809(d)	-	4,284
Total assets	$74,033	69,577	25,506	9,841	(10,155(c))	-	168,802

(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)Includes impairment charges of $22 for branches and land. For more information refer to Note 8 and Note 25.

(c)Includes bank premises and equipment of $70 classified as held for sale. For more information refer to Note 8.

(d)The Bancorp is in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill is presented as part of General Corporate and Other as of June 30, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
June 30, 2018 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$846	965	118	88	(1)	-	2,016
Provision for (benefit from) credit losses	(29)	90	20	5	(59)	-	27
Net interest income after provision for credit losses	875	875	98	83	58	-	1,989
Total noninterest income
Service charges on deposits	139	134	-	1	1	-	275
Corporate banking revenue	205(c)	2	-	1	-	-	208
Wealth and asset management revenue	2	74	-	214	-	(69(a))	221
Card and processing revenue	28	133	-	2	-	-	163
Mortgage banking net revenue	-	3	106	-	-	-	109
Other noninterest income(b)	73	7	7	9	612	-	708
Securities losses, net	-	-	-	-	(15)	-	(15)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(17)	-	-	-	(17)
Total noninterest income	447	353	96	227	598	(69)	1,652
Noninterest expense
Salaries, wages and incentives	141	220	82	87	388	-	918
Employee benefits	27	53	20	17	71	-	188
Technology and communications	4	3	2	-	126	-	135
Net occupancy expense	13	88	5	6	37	-	149
Card and processing expense	2	59	-	-	(1)	-	60
Equipment expense	11	25	-	-	25	-	61
Other noninterest expense	444	423	102	144	(544)	(69)	500
Total noninterest expense	642	871	211	254	102	(69)	2,011
Income (loss) before income taxes	680	357	(17)	56	554	-	1,630
Applicable income tax expense (benefit)	120	75	(3)	12	123	-	327
Net income (loss)	560	282	(14)	44	431	-	1,303
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$58,663	60,281	22,128	9,270	(9,747(d))	-	140,595
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $41 for branches and land. For more information refer to Note 8 and Note 25.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 25.
(d)	Includes bank premises and equipment of $37 classified as held for sale. For more information refer to Note 8.

27. Subsequent EventsBetween July 29, 2019 and July 30, 2019, the Bancorp entered into repurchase transactions of 1,667,735 shares, or approximately $50 million, of its outstanding common stock through the open market, which settled between July 31, 2019 and August 1, 2019.On August 5, 2019, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $100 million on August 7, 2019 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before September 30, 2019.On August 7, 2019, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will pay $200 million on August 9, 2019 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before September 30, 2019.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2019 to any of the risk factors as previously disclosed in the Bancorp’s annual and quarterly reports filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2019.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2019.
3.2

Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

4.1	Articles of Amendment to the Charter of MB Financial, Inc. filed on July 18, 2019.
10.1

Fifth Third Bancorp 2019 Incentive Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement filed on April 16, 2019 (Registration Statement No. 333-230900)

10.2

Supplemental Confirmations dated April, 25, 2019, to Master Confirmation, dated March 11, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch.*

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp

Registrant

Date: August 8, 2019

/s/ Tayfun Tuzun

Tayfun Tuzun

Executive Vice President and

Chief Financial Officer

(Duly Authorized Officer & Principal Financial Officer)