Form 10-Q
period 2019-09-30
FIFTH THIRD BANCORP
filed 2019-11-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, Without Par Value	FITB	The NASDAQ Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	FITBI	The NASDAQ Stock Market LLC
Depositary Shares Representing a 1/40th Ownership Interest in a Share of 6.00% Non-Cumulative Perpetual Class B Preferred Stock, Series A	FITBP	The NASDAQ Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of 4.95% Non-Cumulative Perpetual Preferred Stock, Series K	FITBO	The NASDAQ Stock Market LLC

There were 709,667,397 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2019.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) deteriorating credit quality; (2) loan concentration by location or industry of borrowers or collateral; (3) problems encountered by other financial institutions; (4) inadequate sources of funding or liquidity; (5) unfavorable actions of rating agencies; (6) inability to maintain or grow deposits; (7) limitations on the ability to receive dividends from subsidiaries; (8) cyber-security risks; (9) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (10) failures by third-party service providers; (11) inability to manage strategic initiatives and/or organizational changes; (12) inability to implement technology system enhancements; (13) failure of internal controls and other risk management systems; (14) losses related to fraud, theft or violence; (15) inability to attract and retain skilled personnel; (16) adverse impacts of government regulation; (17) governmental or regulatory changes or other actions; (18) failures to meet applicable capital requirements; (19) regulatory objections to Fifth Third’s capital plan; (20) regulation of Fifth Third’s derivatives activities; (21) deposit insurance premiums; (22) assessments for the orderly liquidation fund; (23) replacement of LIBOR; (24) weakness in the national or local economies; (25) global political and economic uncertainty or negative actions; (26) changes in interest rates; (27) changes and trends in capital markets; (28) fluctuation of Fifth Third’s stock price; (29) volatility in mortgage banking revenue; (30) litigation, investigations and enforcement proceedings by governmental authorities; (31) breaches of contractual covenants, representations and warranties; (32) competition and changes in the financial services industry; (33) changing retail distribution strategies, customer preferences and behavior; (34) risks relating to Fifth Third’s ability to realize the anticipated benefits of the merger with MB Financial, Inc.; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events or other natural disasters; and (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

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

CDC: Fifth Third Community Development Corporation

CECL: Current Expected Credit Loss

CET1: Common Equity Tier 1

CFPB: United States Consumer Financial Protection Bureau

C&I: Commercial and Industrial

DCF: Discounted Cash Flow

DTCC: Depository Trust & Clearing Corporation

DTI: Debt-to-Income Ratio

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

LTV: Loan-to-Value Ratio

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

TABLE 1: Selected Financial Data
	For the three months			For the nine months
	ended September 30,		%	ended September 30,		%
($ in millions, except for per share data)	2019	2018	Change	2019	2018	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,242	1,043	19	$3,569	3,059	17
Net interest income (FTE)(a)(b)	1,246	1,047	19	3,582	3,071	17
Noninterest income	740	563	31	2,501	2,215	13
Total revenue(a)	1,986	1,610	23	6,083	5,286	15
Provision for credit losses(c)	134	84	60	310	111	179
Noninterest expense	1,159	972	19	3,499	2,984	17
Net income attributable to Bancorp	549	436	26	1,778	1,737	2
Net income available to common shareholders	530	421	26	1,718	1,685	2
Common Share Data
Earnings per share - basic	$0.72	0.62	16	$2.40	2.45	(2)
Earnings per share - diluted	0.71	0.61	16	2.37	2.41	(2)
Cash dividends declared per common share	0.24	0.18	33	0.70	0.52	35
Book value per share	27.32	21.70	26	27.32	21.70	26
Market value per share	27.38	27.92	(2)	27.38	27.92	(2)
Financial Ratios
Return on average assets	1.28%	1.22	5	1.47%	1.64	(10)
Return on average common equity	10.7	11.4	(6)	12.7	15.3	(17)
Return on average tangible common equity (including AOCI)(b)	14.2	13.8	3	16.5	18.5	(11)
Return on average tangible common equity (excluding AOCI)(b)	15.7	13.1	20	17.3	17.7	(2)
Dividend payout	33.3	29.0	15	29.2	21.2	38
Average total Bancorp shareholders' equity as a percent of average assets	12.43	11.29	10	11.99	11.33	6
Tangible common equity as a percent of tangible assets (excluding AOCI)(b)	8.21	9.02	(9)	8.21	9.02	(9)
Net interest margin(a)(b)	3.32	3.23	3	3.32	3.20	4
Net interest rate spread (a)(b)	2.93	2.87	2	2.92	2.87	2
Efficiency(a)(b)	58.4	60.4	(3)	57.5	56.4	2
Credit Quality
Net losses charged-off	$99	72	38	$256	247	4
Net losses charged-off as a percent of average portfolio loans and leases	0.36%	0.30	20	0.32%	0.36	(11)
ALLL as a percent of portfolio loans and leases	1.04	1.17	(11)	1.04	1.17	(11)
Allowance for credit losses as a percent of portfolio loans and leases(d)	1.19	1.31	(9)	1.19	1.31	(9)
Nonperforming portfolio assets as a percent of portfolio loans and leases
and OREO	0.47	0.48	(2)	0.47	0.48	(2)
Average Balances
Loans and leases, including held for sale	$110,666	93,977	18	$106,719	93,363	14
Securities and other short-term investments	38,188	34,822	10	37,369	34,813	7
Total assets	169,585	141,654	20	162,119	141,511	15
Transaction deposits(e)	114,541	97,315	18	109,396	97,303	12
Core deposits(f)	120,364	101,492	19	114,853	101,321	13
Wholesale funding(g)	22,492	20,613	9	22,772	20,546	11
Bancorp shareholders’ equity	21,087	15,994	32	19,430	16,030	21
Regulatory Capital and Liquidity Ratios
CET1 capital(h)	9.56%	10.67	(10)	9.56%	10.67	(10)
Tier I risk-based capital(h)	10.81	11.78	(8)	10.81	11.78	(8)
Total risk-based capital(h)	13.68	14.94	(8)	13.68	14.94	(8)
Tier I leverage	9.36	10.10	(7)	9.36	10.10	(7)
Modified LCR	116	119	(3)	116	119	(3)

(a)Amounts presented on an FTE basis. The FTE adjustments for both the three months ended September 30, 2019 and 2018 were $4 and for the nine months ended September 30, 2019 and 2018 were $13 and $12, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2019, the Bancorp had $171.1 billion in assets and operated 1,143 full-service banking centers and 2,487 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2019, net interest income on an FTE basis and noninterest income provided 63% and 37% of total revenue, respectively. For the nine months ended September 30, 2019, net interest income on an FTE basis and noninterest income provided 59% and 41% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and nine months ended September 30, 2019. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from corporate banking revenue, service charges on deposits, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, net securities gains or losses and other noninterest income. Noninterest expense includes personnel costs, technology and communication costs, net occupancy expense, card and processing expense, equipment expense and other noninterest expense.

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

Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s 6.00% non-cumulative Series C perpetual preferred stock with a fair value of $197 million remained outstanding and was recognized as a noncontrolling interest on the Condensed Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controlled 95% of the voting equity interests in MB Financial, Inc. with the remainder attributable to the preferred shareholders’ noncontrolling interest.

On June 24, 2019, MB Financial, Inc. entered into an Agreement and Plan of Merger with the Bancorp to provide for the merger of MB Financial, Inc. with and into the Bancorp, with the Bancorp as the surviving corporation. A special meeting of MB Financial, Inc.’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

stockholders was held on August 23, 2019 at which the holders of MB Financial, Inc.’s common stock and preferred stock, voting together as a single class, approved the merger. In the merger, each outstanding share of MB Financial, Inc.’s preferred stock was converted into the right to receive one share of a newly created series of preferred stock of the Bancorp having substantially the same terms as MB Financial, Inc. preferred stock. See the Preferred Stock Offerings section for additional information.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of September 30, 2019. Fair value estimates, including loans and leases, intangible assets, deposits and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Bank Merger

On May 3, 2019, MB Financial Bank, N.A., merged with and into Fifth Third Bank, with Fifth Third Bank as the surviving entity. Fifth Third Bank is a subsidiary of Fifth Third Bancorp. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Holding Company Merger

On August 26, 2019, MB Financial, Inc. merged with and into Fifth Third Bancorp, with Fifth Third Bancorp as the surviving entity. For more information on the acquisition of MB Financial, Inc., refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2019, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the nine months ended September 30, 2019, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions
Repurchase Dates	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Dates
March 27, 2019(a)	$913	31,779,280	2,026,584	33,805,864	June 28, 2019
April 29, 2019(b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019 - May 24, 2019
August 7, 2019	100	3,150,482	694,238	3,844,720	August 16, 2019
August 9, 2019(b)	200	6,405,426	1,475,487	7,880,913	August 28, 2019

(a)This accelerated share repurchase transaction consists of two supplemental confirmations each with a notional amount of $456.5 million.

(b)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

Open Market Share Repurchase Transactions

Between July 29, 2019 and July 30, 2019, the Bancorp entered into repurchase transactions of 1,667,735 shares, or $50 million, of its outstanding common stock through the open market, which settled between July 31, 2019 and August 1, 2019. For more information on the open market share repurchase program, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements.

Preferred Stock Offerings

On August 26, 2019, the Bancorp issued 200,000 shares of 6.00% non-cumulative perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00% non-cumulative perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Condensed Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.

On September 17, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95% non-cumulative perpetual preferred stock, Series K, for net proceeds of approximately $242 million. Each preferred share has a $25,000 liquidation preference. Subject to any required regulatory approval, the Bancorp may redeem the Series K preferred shares at its option (i) in whole or in part, on any dividend payment date on or after September 30, 2024 and (ii) in whole, but not in part, at any time following a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

regulatory capital event. The Series K preferred shares are not convertible into Bancorp common shares or any other securities. For more information on the open market share repurchase program, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements.

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

Approval to Convert to a National Bank Charter

On September 10, 2019, Fifth Third Bancorp announced that Fifth Third Bank had received approval from the OCC to convert from an Ohio state-chartered bank to a national bank. The conversion is intended to better align regulatory supervision with its expanding national business model by streamlining its operations under one uniform set of laws and regulations. The Bank expects to convert to a national bank charter on or about November 14, 2019.

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

The transition away from LIBOR is expected to be gradual and complicated. There remain a number of unknown factors regarding the transition from LIBOR that could impact the Bancorp’s business, including, for example, the pace of the transition to replacement rates, including industry coalescence around an alternative benchmark, our ability to identify exposures to LIBOR across our business lines, the specific terms and parameters for any potential alternative reference rates, the prices of and the liquidity of trading markets for products based on the alternative reference rates, our ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates, our ability to maintain contractual continuity and our ability to identify and remediate any operational issues. For a further discussion of the various risks the Bancorp faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Legislative and Regulatory Developments

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 31, 2018, the Board of Governors of the FRB released a series of regulatory proposals to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”). Among the proposals, the Board of Governors, joined by the Department of Treasury, OCC and the FDIC proposed to remove the application of the LCR regulations and the NSFR from certain BHCs that qualify under the proposal as “Category IV” institutions, primarily those BHCs with consolidated assets between $100 billion and $250 billion, including Fifth Third Bancorp. On October 10, 2019, the Board of Governors of the FRB announced it finalized the rules that tailor its regulations for banks to more closely match their risk profile. Fifth Third, as a Category IV institution, will no longer be subject to the LCR regulations and the NSFR regulations. The final rules are effective December 31, 2019.

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2019 was $530 million, or $0.71 per diluted share, which was net of $19 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2018 was $421 million, or $0.61 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2019 was $1.7 billion, or $2.37 per diluted share, which was net of $60 million in preferred stock dividends. For the nine months ended September 30, 2018, the Bancorp’s net income available to common shareholders was $1.7 billion, or $2.41 per diluted share, which was net of $52 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2019, respectively, an increase of $199 million and $511 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average commercial and industrial loans of $8.8 billion and $7.6 billion, respectively, and average commercial mortgage loans of $4.0 billion and $3.0 billion, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Net interest income also benefited from increases in yields on average loans and leases of 34 bps and 50 bps for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Additionally, for the three and nine months ended September 30, 2019, net interest income was positively impacted by the September 2018 and December 2018 decisions of the FOMC to raise the target range of the federal funds rate partially offset by the negative impact of the August 2019 and September 2019 decisions of the FOMC to lower the target range of the federal funds rate. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt as well as increases in average certificates $100,000 and over for both the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Net interest income for the three and nine months ended September 30, 2019 included $28 million and $47 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions. Net interest margin on an FTE basis (non-GAAP) was 3.32% for both the three and nine months ended September 30, 2019 compared to 3.23% and 3.20% for the three and nine months ended September 30, 2018, respectively.

Noninterest income increased $177 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases corporate banking revenue, mortgage banking net revenue and other noninterest income. Corporate banking revenue increased $68 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by increases in lease-related services revenue, lease remarketing fees, institutional sales revenue and business lending fees of $19 million, $19 million, $17 million and $8 million, respectively. The increase in lease-related services revenue was driven by the acquisition of MB Financial, Inc. Mortgage banking net revenue increased $46 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by a $39 million increase in origination fees and gains on loan sales due to the lower interest rate environment. Other noninterest income increased $25 million during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase in operating lease income and a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. These impacts were partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment.

Noninterest income increased $286 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in corporate banking revenue and mortgage banking net revenue. Corporate banking revenue increased $109 million for the nine months ended September 30, 2019 compared to the same periods in the prior year primarily driven by increases in lease-related services revenue, lease remarketing fees, institutional sales revenue and business lending fees of $39 million, $32 million, $21 million and $17 million, respectively. The increase in lease-related services revenue was driven by the acquisition of MB Financial, Inc. Mortgage banking net revenue increased $56 million for the nine months ended September 30, 2019 compared to the same periods in the prior year primarily driven by a $49 million increase in origination fees and gains on loan sales due to the lower interest rate environment.

Noninterest expense increased $187 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. The increase in noninterest expense included the recognition of $28 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended September 30, 2019 compared to $1 million in the same period in the prior year. Personnel costs increased $81 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by $14 million in merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $29 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by $8 million in merger-related expenses for the three months ended September 30, 2019 as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives. Other noninterest expense increased $59 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in operating lease expense, intangible amortization expense and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $515 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. The increase in noninterest expense included the recognition of $213 million of merger-related expenses related to the MB Financial, Inc. acquisition for the nine months ended September 30, 2019 compared to $3 million in the same period in the prior year. Personnel costs increased $234 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily driven by $88 million in merger-related expenses, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $113 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily driven by $68 million in merger-related expenses as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives. Other noninterest expense increased $128 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the recognition of $45 million of merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in operating lease expense, intangible amortization expense and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for credit losses was $134 million and $310 million for the three and nine months ended September 30, 2019, respectively, compared to $84 million and $111 million for the comparable periods in 2018. Net losses charged-off as a percent of average portfolio loans and leases were 0.36% and 0.30% for the three months ended September 30, 2019 and 2018, respectively, and 0.32% and 0.36% during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.47% compared to 0.41% at December 31, 2018. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of September 30, 2019, as calculated under the Basel III standardized approach, the CET1 capital ratio was 9.56%, the Tier I risk-based capital ratio was 10.81%, the Total risk-based capital ratio was 13.68% and the Tier I leverage ratio was 9.36%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Net interest income (U.S. GAAP)	$1,242	1,043	3,569	3,059
Add: FTE adjustment	4	4	13	12
Net interest income on an FTE basis (1)	$1,246	1,047	3,582	3,071
Net interest income on an FTE basis (annualized) (2)	4,943	4,154	4,789	4,106

Interest income (U.S. GAAP)	$1,625	1,315	4,694	3,790
Add: FTE adjustment	4	4	13	12
Interest income on an FTE basis	$1,629	1,319	4,707	3,802
Interest income on an FTE basis (annualized) (3)	6,463	5,233	6,293	5,083

Interest expense (annualized) (4)	$1,520	1,079	1,504	977
Noninterest income (5)	740	563	2,501	2,215
Noninterest expense (6)	1,159	972	3,499	2,984
Average interest-earning assets (7)	148,854	128,799	144,088	128,176
Average interest-bearing liabilities (8)	107,633	89,772	103,742	88,875

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.32%	3.23	3.32	3.20
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.93	2.87	2.92	2.87
Efficiency ratio on an FTE basis (6) / ((1) + (5))	58.4	60.4	57.5	56.4

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Net income available to common shareholders (U.S. GAAP)	$530	421	1,718	1,685
Add: Intangible amortization, net of tax	11	1	24	3
Tangible net income available to common shareholders	$541	422	1,742	1,688
Tangible net income available to common shareholders (annualized) (1)	2,146	1,674	2,329	2,257

Average Bancorp shareholders' equity (U.S. GAAP)	$21,087	15,994	19,430	16,030
Less: Average preferred stock	(1,445)	(1,331)	(1,369)	(1,331)
Average goodwill	(4,286)	(2,462)	(3,762)	(2,460)
Average intangible assets	(208)	(29)	(161)	(28)
Average tangible common equity, including AOCI (2)	$15,148	12,172	14,138	12,211
Less: Average AOCI	(1,444)	610	(693)	527
Average tangible common equity, excluding AOCI (3)	$13,704	12,782	13,445	12,738

Return on average tangible common equity, including AOCI (1) / (2)	14.2%	13.8	16.5	18.5
Return on average tangible common equity, excluding AOCI (1) / (3)	15.7	13.1	17.3	17.7

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
	September 30,	December 31,
As of ($ in millions)	2019	2018
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,404	16,250
Less: Preferred stock	(1,770)	(1,331)
Goodwill	(4,290)	(2,478)
Intangible assets	(201)	(40)
AOCI	(1,635)	112
Tangible common equity, excluding AOCI (1)	13,508	12,513
Add: Preferred stock	1,770	1,331
Tangible equity (2)	$15,278	13,844

Total Assets (U.S. GAAP)	$171,079	146,069
Less: Goodwill	(4,290)	(2,478)
Intangible assets	(201)	(40)
AOCI, before tax	(2,070)	142
Tangible assets, excluding AOCI (3)	$164,518	143,693

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.29%	9.63
Tangible common equity as a percentage of tangible assets (1) / (3)	8.21	8.71

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2019.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2019 and 2018, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2019, respectively, an increase of $199 million and $511 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average commercial and industrial loans of $8.8 billion and $7.6 billion, respectively, and average commercial mortgage loans of $4.0 billion and $3.0 billion, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Net interest income also benefited from increases in yields on average loans and leases of 34 bps and 50 bps for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Additionally, for the three and nine months ended September 30, 2019, net interest income was positively impacted by the September 2018 and December 2018 decisions of the FOMC to raise the target range of the federal funds rate partially offset by the negative impact of the August 2019 and September 2019 decisions of the FOMC to lower the target range of the federal funds rate. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt as well as increases in average certificates $100,000 and over for both the three and nine months ended September 30, 2019 compared to the same periods in the prior year. The rates paid on average interest-bearing core deposits increased 27 bps and 37 bps for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Average interest-bearing core deposits increased $16.0 billion and $12.6 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The rates paid on average long-term debt increased 17 bps and 31 bps for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Average long-term debt increased $1.2 billion and $940 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Average certificates $100,000 and over increased $2.2 billion and $2.3 billion for the three and nine months ended September 30, 2019 compared to the same periods in the prior year. Net interest income for the three and nine months ended September 30, 2019 included $28 million and $47 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions.

Net interest rate spread on an FTE basis (non-GAAP) was 2.93% and 2.92% during the three and nine months ended September 30, 2019, respectively, compared to 2.87% in the same periods in the prior year. Yields on average interest-earning assets increased 27 bps and 40 bps for the three and nine months ended September 30, 2019, respectively, partially offset by a 21 bps and 35 bps increase in rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis (non-GAAP) was 3.32% for both the three and nine months ended September 30, 2019 compared to 3.23% and 3.20% for the three and nine months ended September 30, 2018, respectively. The increase for both periods was driven primarily by the previously mentioned increases in the net interest rate spread as well as increases in average free funding balances. The increases in average free funding balances were driven by increases in average shareholders’ equity of $5.2 billion and $3.5 billion, respectively, and average demand deposits of $2.9 billion and $891 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in the prior year.

Interest income on an FTE basis (non-GAAP) from loans and leases increased $280 million and $826 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to the aforementioned increases in the balances of average commercial and industrial loans and average commercial mortgage loans as well as increases in yields on average loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $30 million and $79 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of increases in average taxable securities.

Interest expense on core deposits increased $87 million and $286 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to the previously mentioned increases in the cost of average interest-bearing core deposits and increases in the balances of average interest-bearing core deposits. The increases in both the cost and balances of average interest-bearing core deposits for both periods were primarily due to increases in the rates paid on and balances of average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense on wholesale funding increased $24 million and $108 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to the aforementioned increases in the rates paid on and balances of average long-term debt and increases in average certificates $100,000 and over. These increases were partially offset by a decrease in average federal funds purchased of $1.2 billion for the three months ended September 30, 2019 and a decrease in average other short-term borrowings of $942 million for the nine months ended September 30, 2019. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2019, average wholesale funding represented 21% and 22% of average interest-bearing liabilities, respectively, compared to 23% during both the three and nine months ended September 30, 2018. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
							Attribution of Change in
For the three months ended	September 30, 2019			September 30, 2018			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$51,364	604	4.66%	$42,614	463	4.32%	$101	40	141
Commercial mortgage loans	10,695	131	4.86	6,664	77	4.57	49	5	54
Commercial construction loans	5,267	71	5.39	4,870	63	5.14	5	3	8
Commercial leases	3,563	30	3.34	3,746	27	2.85	(1)	4	3
Total commercial loans and leases	70,889	836	4.68	57,894	630	4.32	154	52	206
Residential mortgage loans	17,733	164	3.67	16,226	146	3.58	14	4	18
Home equity	6,267	82	5.20	6,529	83	5.03	(4)	3	(1)
Indirect secured consumer loans	10,707	114	4.22	8,969	78	3.47	17	19	36
Credit card	2,448	77	12.57	2,299	71	12.17	4	2	6
Other consumer loans	2,622	51	7.69	2,060	36	6.98	11	4	15
Total consumer loans	39,777	488	4.87	36,083	414	4.56	42	32	74
Total loans and leases	$110,666	1,324	4.75%	$93,977	1,044	4.41%	$196	84	280
Securities:
Taxable	35,653	291	3.24	33,301	268	3.20	19	4	23
Exempt from income taxes(b)	38	-	3.18	69	1	4.35	(1)	-	(1)
Other short-term investments	2,497	14	2.18	1,452	6	1.74	6	2	8
Total interest-earning assets	$148,854	1,629	4.34%	$128,799	1,319	4.07%	$220	90	310
Cash and due from banks	2,769			2,193
Other assets	19,077			11,739
Allowance for loan and lease losses	(1,115)			(1,077)
Total assets	$169,585			$141,654
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$37,729	106	1.12%	$29,681	66	0.88%	$20	20	40
Savings deposits	14,405	7	0.18	13,231	4	0.11	1	2	3
Money market deposits	26,962	77	1.13	21,753	44	0.80	12	21	33
Foreign office deposits	222	-	0.37	317	-	0.33	-	-	-
Other time deposits	5,823	26	1.79	4,177	15	1.48	7	4	11
Total interest-bearing core deposits	85,141	216	1.01	69,159	129	0.74	40	47	87
Certificates $100,000 and over	4,795	27	2.20	2,596	12	1.85	12	3	15
Other deposits	47	-	1.97	578	3	1.95	(3)	-	(3)
Federal funds purchased	739	4	2.06	1,987	10	1.96	(6)	-	(6)
Other short-term borrowings	1,278	8	2.55	1,018	6	2.22	1	1	2
Long-term debt	15,633	128	3.26	14,434	112	3.09	10	6	16
Total interest-bearing liabilities	$107,633	383	1.41%	$89,772	272	1.20%	$54	57	111
Demand deposits	35,223			32,333
Other liabilities	5,522			3,535
Total liabilities	$148,378			$125,640
Total equity	$21,207			$16,014
Total liabilities and equity	$169,585			$141,654
Net interest income (FTE)(c)		$1,246			$1,047		$166	33	199
Net interest margin (FTE)(c)			3.32%			3.23%
Net interest rate spread (FTE)(c)			2.93			2.87
Interest-bearing liabilities to interest-earning assets			72.31			69.70

(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)The FTE adjustments included in the above table were $4 for both the three months ended September 30, 2019 and 2018.

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
For the nine months ended	September 30, 2019			September 30, 2018			Net Interest Income(a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$49,895	1,757	4.71%	$42,249	1,321	4.18%	$257	179	436
Commercial mortgage loans	9,593	354	4.94	6,591	217	4.40	108	29	137
Commercial construction loans	5,119	213	5.55	4,762	175	4.90	14	24	38
Commercial leases	3,643	90	3.31	3,850	81	2.82	(5)	14	9
Total commercial loans and leases	68,250	2,414	4.73	57,452	1,794	4.17	374	246	620
Residential mortgage loans	17,163	474	3.69	16,176	433	3.58	27	14	41
Home equity	6,333	250	5.28	6,695	242	4.83	(14)	22	8
Indirect secured consumer loans	10,030	304	4.05	9,000	221	3.29	28	55	83
Credit card	2,418	227	12.52	2,248	205	12.16	16	6	22
Other consumer loans	2,525	143	7.59	1,792	91	6.79	40	12	52
Total consumer loans	38,469	1,398	4.86	35,911	1,192	4.44	97	109	206
Total loans and leases	$106,719	3,812	4.78%	$93,363	2,986	4.28%	$471	355	826
Securities:
Taxable	35,151	861	3.28	33,272	797	3.20	45	19	64
Exempt from income taxes(b)	35	1	3.72	75	2	3.28	(1)	-	(1)
Other short-term investments	2,183	33	1.99	1,466	17	1.58	10	6	16
Total interest-earning assets	$144,088	4,707	4.37%	$128,176	3,802	3.97%	$525	380	905
Cash and due from banks	2,641			2,182
Other assets	16,501			12,289
Allowance for loan and lease losses	(1,111)			(1,136)
Total assets	$162,119			$141,511
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$35,995	310	1.15%	$28,938	165	0.76%	$46	99	145
Savings deposits	13,963	17	0.17	13,463	9	0.09	-	8	8
Money market deposits	25,357	210	1.11	21,517	110	0.68	22	78	100
Foreign office deposits	198	1	0.49	393	1	0.28	-	-	-
Other time deposits	5,457	74	1.81	4,018	41	1.36	17	16	33
Total interest-bearing core deposits	80,970	612	1.01	68,329	326	0.64	85	201	286
Certificates $100,000 and over	4,650	75	2.14	2,346	28	1.58	35	12	47
Other deposits	269	5	2.43	385	5	1.76	(2)	2	-
Federal funds purchased	1,298	23	2.42	1,258	17	1.80	-	6	6
Other short-term borrowings	1,017	23	2.97	1,959	25	1.70	(15)	13	(2)
Long-term debt	15,538	387	3.33	14,598	330	3.02	22	35	57
Total interest-bearing liabilities	$103,742	1,125	1.45%	$88,875	731	1.10%	$125	269	394
Demand deposits	33,883			32,992
Other liabilities	4,950			3,594
Total liabilities	$142,575			$125,461
Total equity	$19,544			$16,050
Total liabilities and equity	$162,119			$141,511
Net interest income (FTE)(c)		$3,582			$3,071		$400	111	511
Net interest margin (FTE)(c)			3.32%			3.20%
Net interest rate spread (FTE)(c)			2.92			2.87
Interest-bearing liabilities to interest-earning assets			72.00			69.34
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $13 and $12 for the nine months ended September 30, 2019 and 2018, respectively.
(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for credit losses was $134 million and $310 million for the three and nine months ended September 30, 2019, respectively, compared to $84 million and $111 million during the same periods in the prior year. The increases in provision expense for both the three and nine months ended September 30, 2019 were primarily due to an increase in the level of commercial criticized assets and increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition.

The ALLL increased $40 million from December 31, 2018 to $1.1 billion at September 30, 2019. At September 30, 2019, the ALLL as a percent of portfolio loans and leases decreased to 1.04% compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The reserve for unfunded commitments increased $23 million from December 31, 2018 to $154 million at September 30, 2019. This increase reflects the impact of the MB Financial, Inc. acquisition, which included approximately $8 million in reserves for unfunded commitments at the acquisition date.

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

Noninterest Income

Noninterest income increased $177 million and $286 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Corporate banking revenue	$168	100	68	$417	308	35
Service charges on deposits	143	139	3	417	414	1
Wealth and asset management revenue	124	114	9	358	335	7
Card and processing revenue	94	82	15	266	245	9
Mortgage banking net revenue	95	49	94	214	158	35
Other noninterest income	111	86	29	794	794	-
Securities gains (losses), net	5	(6)	NM	30	(21)	NM
Securities gains (losses), net - non-qualifying hedges on MSRs	-	(1)	NM	5	(18)	NM
Total noninterest income	$740	563	31	$2,501	2,215	13

Corporate banking revenue

Corporate banking revenue increased $68 million and $109 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2019 compared to the same period in the prior year was primarily driven by increases in lease-related services revenue, lease remarketing fees, institutional sales revenue and business lending fees of $19 million, $19 million, $17 million and $8 million, respectively. The increase for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily driven by increases in lease-related services revenue, lease remarketing fees, institutional sales revenue and business lending fees of $39 million, $32 million, $21 million and $17 million, respectively. The increases in lease-related services revenue for both the three and nine months ended September 30, 2019 were driven by the acquisition of MB Financial, Inc.

Service charges on deposits

Service charges on deposits increased $4 million and $3 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2019 compared to the same periods in the prior year were primarily due to increases of $11 million and $16 million, respectively, in commercial deposit fees partially offset by decreases of $7 million and $13 million, respectively, in consumer deposit fees.

Wealth and asset management revenue

Wealth and asset management revenue increased $10 million and $23 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases of $9 million and $24 million, respectively, in private client service fees. These increases were driven by the benefit from acquisitions since September 30, 2018. The Bancorp’s trust and registered investment advisory businesses had approximately $397 billion and $376 billion in total assets under care at September 30, 2019 and 2018, respectively, and managed $46 billion and $38 billion in assets for individuals, corporations and not-for-profit organizations at September 30, 2019 and 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Card and processing revenue

Card and processing revenue increased $12 million and $21 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in the number of actively used cards, customer spend volume and other interchange revenue.

Mortgage banking net revenue

Mortgage banking net revenue increased $46 million and $56 million for the three and nine months ended September 30, 2019, respectively compared to the same periods in the prior year.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Origination fees and gains on loan sales	$64	25	126	77
Net mortgage servicing revenue:
Gross mortgage servicing fees	71	56	196	162
Net valuation adjustments on MSRs and free-standing derivatives purchased to
economically hedge MSRs	(40)	(32)	(108)	(81)
Net mortgage servicing revenue	31	24	88	81
Total mortgage banking net revenue	$95	49	214	158

Origination fees and gains on loan sales increased $39 million and $49 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by an increase in originations due to the lower interest rate environment. Residential mortgage loan originations increased to $3.4 billion and $7.9 billion during the three and nine months ended September 30, 2019, respectively, compared to $1.9 billion and $5.5 billion during the same periods in the prior year.

Net mortgage servicing revenue increased $7 million for both the three and nine months ended September 30, 2019 compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2019 compared to the same periods in the prior year included increases in gross mortgage servicing fees of $15 million and $34 million, respectively, partially offset by increases in net negative valuation adjustments of $8 million and $27 million, respectively. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 10: Components of Net Valuation Adjustments on MSRs
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Changes in fair value and settlement of free-standing derivatives purchased to
economically hedge the MSR portfolio	$130	(24)	308	(89)
Changes in fair value:
Due to changes in inputs or assumptions	(120)	25	(294)	103
Other changes in fair value	(50)	(33)	(122)	(95)
Net valuation adjustments on MSRs and free-standing derivatives purchased to
economically hedge MSRs	$(40)	(32)	(108)	(81)

Mortgage rates decreased during both the three and nine months ended September 30, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $120 million and $294 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $50 million and $122 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2019.

Mortgage rates increased during both the three and nine months ended September 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $25 million and $103 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $33 million and $95 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2018.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of an immaterial amount and net gains of $5 million during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

three and nine months ended September 30, 2019, respectively, and net losses of $1 million and $18 million during the three and nine months ended September 30, 2018, respectively, recorded in securities gains (losses), net - non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at September 30, 2019 and 2018 were $100.5 billion and $80.1 billion, respectively, with $82.7 billion and $64.0 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Gain on sale of Worldpay, Inc. shares	$-	-	562	205
Operating lease income	44	20	110	65
BOLI income	15	15	44	41
Cardholder fees	14	14	44	41
Private equity investment income	21	26	43	61
Consumer loan and lease fees	6	6	17	17
Banking center income	6	5	17	16
Insurance income	4	5	14	16
Equity method income from interest in Worldpay Holding, LLC	-	2	2	1
Net gains on loan sales	-	3	1	2
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(11)	(17)	(63)	(66)
Net (losses) gains on disposition and impairment of bank premises and equipment	(3)	4	(24)	(37)
Loss on sale of business	-	-	(4)	-
Gain related to Vantiv, Inc.'s acquisition of Worldpay Group plc.	-	-	-	414
Other, net	15	3	31	18
Total other noninterest income	$111	86	794	794

Other noninterest income increased $25 million during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase in operating lease income and a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. These impacts were partially offset by an increase in the net losses on disposition and impairment of bank premises and equipment.

Operating lease income increased $24 million for the three months ended September 30, 2019 compared to the same period in the prior year driven by the acquisition of MB Financial, Inc. During the three months ended September 30, 2019, the Bancorp recognized negative valuation adjustments of $11 million related to the Visa total return swap compared to negative valuation adjustments of $17 million during the three months ended September 30, 2018. The Bancorp recognized net losses on disposition and impairment of bank premises and equipment of $3 million for the three months ended September 30, 2019 compared to net gains of $4 million during the same period in the prior year. The increase in losses was driven by the impact of impairment charges of $5 million during the three months ended September 30, 2019 compared to an immaterial amount during the three months ended September 30, 2018.

Other noninterest income remained flat for the nine months ended September 30, 2019 compared to the same period in the prior year. Other noninterest income for the nine months ended September 30, 2019 was positively impacted by the recognition of gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in operating lease income and a decrease in net losses on disposition and impairment of bank premises and equipment. These impacts were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018.

The Bancorp recognized a $562 million gain on the sale of Worldpay, Inc. shares during the nine months ended September 30, 2019 compared to a $205 million gain on the sale of Worldpay, Inc. shares during the nine months ended September 30, 2018. For additional information, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements. Operating lease income increased $45 million for the nine months ended September 30, 2019 compared to the same period in the prior year driven by the acquisition of MB Financial, Inc. Net losses on disposition and impairment of bank premises and equipment for the nine months ended September 30, 2018 included the impact of branch impairment charges of $33 million. The Bancorp recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the nine months ended September 30, 2018.

Noninterest Expense

Noninterest expense increased $187 million and $515 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2019	2018	% Change	2019	2018	% Change
Salaries, wages and incentives	$497	421	18	$1,527	1,339	14
Employee benefits	87	82	6	316	270	17
Technology and communications	100	71	41	319	206	55
Net occupancy expense	84	70	20	248	219	13
Card and processing expense	33	31	6	98	91	8
Equipment expense	33	31	6	96	92	4
Other noninterest expense	325	266	22	895	767	17
Total noninterest expense	$1,159	972	19	$3,499	2,984	17
Efficiency ratio on an FTE basis(a)	58.4%	60.4		57.5%	56.4

(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp recognized $28 million and $213 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three and nine months ended September 30, 2019, respectively, compared to $1 million and $3 million in the same periods in the prior year. The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 13: Merger-Related Expenses
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Salaries, wages and incentives	$14	-	85	-
Employee benefits	-	-	3	-
Technology and communications	8	-	68	-
Net occupancy expense	3	-	10	-
Card and processing expense	-	-	1	-
Equipment expense	-	-	1	-
Other noninterest expense	3	1	45	3
Total	$28	1	213	3

Personnel costs increased $81 million and $234 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by $14 million and $88 million in merger-related expenses for the three and nine months ended September 30, 2019, respectively, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Full-time equivalent employees totaled 19,478 at September 30, 2019 compared to 17,512 at September 30, 2018.

Technology and communications expense increased $29 million and $113 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by $8 million and $68 million in merger-related expenses for the three and nine months ended September 30, 2019, respectively, as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Marketing	$40	43	$117	105
Loan and lease	40	29	101	84
Operating lease	37	19	92	59
Losses and adjustments	25	18	81	51
FDIC insurance and other taxes	22	33	60	99
Professional service fees	17	15	53	45
Data processing	19	14	53	42
Travel	18	13	51	39
Intangible amortization	14	2	31	4
Postal and courier	9	8	28	26
Recruitment and education	8	8	19	24
Supplies	4	3	11	10
Insurance	4	4	10	10
Donations	3	3	9	19
Loss (income) on partnership investments	1	1	2	(5)
Other, net	64	53	177	155
Total other noninterest expense	$325	266	$895	767

Other noninterest expense increased $59 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in operating lease expense, intangible amortization expense and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.

Operating lease expense and intangible amortization expense increased $18 million and $12 million, respectively, for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by the acquisition of MB Financial, Inc. Loan and lease expense increased $11 million for the three months ended September 30, 2019 compared to the same period in the prior year as a result of an increase in loan closing costs due to an increase in residential mortgage loan originations. FDIC insurance and other taxes decreased $11 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

Other noninterest expense increased $128 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the recognition of $45 million of merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in operating lease expense, intangible amortization expense and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.

Operating lease expenses and intangible amortization expense increased $33 million and $27 million, respectively, for the nine months ended September 30, 2019 compared to the same period in the prior year driven by the acquisition of MB Financial, Inc. Loan and lease expense increased $17 million for the nine months ended September 30, 2019 compared to the same period in the prior year as a result of an increase in loan closing costs due to an increase in residential mortgage loan originations. FDIC insurance and other taxes decreased $39 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 15: Applicable Income Taxes
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income before income taxes	$689	550	2,261	2,179
Applicable income tax expense	140	114	483	442
Effective tax rate	20.2%	20.7	21.4	20.3

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily related to an increase in state income tax expense, a decrease in excess tax benefits related to share-based compensation and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease in proportional amortization of qualifying LIHTC investments as well as an increase in non-taxable income.

For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at September 30, 2019, the Bancorp estimates that it may be necessary to recognize $5 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the first half of 2020. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 16 summarizes end of period loans and leases, including loans and leases held for sale, Table 17 summarizes loans acquired in the MB Financial, Inc. acquisition and Table 18 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 16: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2019		December 31, 2018
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$50,854	46%	$44,407	46%
Commercial mortgage loans	10,822	10	6,977	7
Commercial construction loans	5,281	5	4,657	5
Commercial leases	3,495	3	3,600	4
Total commercial loans and leases	70,452	64	59,641	62
Consumer loans:
Residential mortgage loans	17,812	16	16,041	17
Home equity	6,218	6	6,402	7
Indirect secured consumer loans(a)	11,026	10	8,976	9
Credit card	2,467	2	2,470	3
Other consumer loans	2,657	2	2,342	2
Total consumer loans	40,180	36	36,231	38
Total loans and leases	$110,632	100%	$95,872	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$109,409		$95,265
(a)

The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Total loans and leases, including loans and leases held for sale, increased $14.8 billion from December 31, 2018. The increase in total loans and leases was primarily driven by the impact of the MB Financial, Inc. acquisition, which added $13.4 billion in total loans and leases upon acquisition. Table 17 summarizes the detail of loans and leases acquired from MB Financial, Inc. on March 22, 2019.

TABLE 17: Loans and Leases Acquired
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$6,546
Commercial mortgage loans	3,586
Commercial construction loans	495
Commercial leases	444
Total commercial loans and leases	11,071
Consumer loans:
Residential mortgage loans	1,318
Home equity	169
Indirect secured consumer loans	800
Credit card	19
Other consumer loans	44
Total consumer loans	2,350
Total loans and leases	$13,421
Total portfolio loans and leases (excluding loans and leases held for sale)	$13,409

The following discussion excludes the impact of loans and leases acquired in the MB Financial, Inc. acquisition. Commercial loans and leases decreased $260 million from December 31, 2018 primarily due to decreases in commercial leases, partially offset by increases in commercial mortgage loans and commercial construction loans. Commercial leases decreased $549 million, or 15%, from December 31, 2018 primarily as a result of a planned reduction in indirect non-relationship based lease originations. Commercial mortgage loans increased $259 million, or 4%, from December 31, 2018 primarily as a result of an increase in loan originations and increases in permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial construction loans increased $129 million, or 3%, from December 31, 2018 primarily as a result of increases in draw levels on existing commitments due to seasonal trends.

The following discussion excludes the impact of loans and leases acquired in the MB Financial, Inc. acquisition. Consumer loans increased $1.6 billion from December 31, 2018 primarily due to increases in indirect secured consumer loans, residential mortgage loans, and other consumer loans, partially offset by a decrease in home equity. Indirect secured consumer loans increased $1.3 billion, or 14%, from December 31, 2018 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $453 million, or 3%, from December 31, 2018 primarily due to the continued retention of certain agency conforming ARMs and certain other fixed-rate loans originated during the nine months ended September 30, 2019. Other consumer loans increased $271 million, or 12%, from December 31, 2018 primarily as a result of growth in point-of-sale loan originations. Home equity decreased $353 million, or 6%, from December 31, 2018 as payoffs exceeded loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2019		September 30, 2018
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$51,364	46%	$42,614	46%
Commercial mortgage loans	10,695	10	6,664	7
Commercial construction loans	5,267	5	4,870	5
Commercial leases	3,563	3	3,746	4
Total commercial loans and leases	70,889	64	57,894	62
Consumer loans:
Residential mortgage loans	17,733	16	16,226	17
Home equity	6,267	6	6,529	7
Indirect secured consumer loans(a)	10,707	10	8,969	10
Credit card	2,448	2	2,299	2
Other consumer loans	2,622	2	2,060	2
Total consumer loans	39,777	36	36,083	38
Total average loans and leases	$110,666	100%	$93,977	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$109,541		$93,192
(a)

The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans”.

Average loans and leases, including average loans and leases held for sale, increased $16.7 billion for the three months ended September 30, 2019 compared to the same period in the prior year as a result of a $13.0 billion, or 22%, increase in average commercial loans and leases as well as a $3.7 billion, or 10%, increase in average consumer loans.

Average commercial loans and leases increased for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in commercial leases. Average commercial and industrial loans increased $8.8 billion, or 21%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the impact of the acquisition of MB Financial, Inc. and an increase in loan originations as well as a decrease in payoffs. Average commercial mortgage loans increased $4.0 billion, or 60%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the impact of the acquisition of MB Financial, Inc. and increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $397 million, or 8%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily as a result of the acquisition of MB Financial, Inc. Average commercial leases decreased $183 million, or 5%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations, partially offset by commercial leases acquired in the MB Financial, Inc. acquisition.

Average consumer loans increased for the three months ended September 30, 2019 compared to the same period in the prior year due to increases in average indirect secured consumer loans, average residential mortgage loans, average other consumer loans and average credit card, partially offset by a decrease in average home equity. Average indirect secured consumer loans increased $1.7 billion, or 19%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs. Average residential mortgage loans increased $1.5 billion, or 9%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily driven by the acquisition of MB Financial, Inc. Average other consumer loans increased $562 million, or 27%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to growth in point-of-sale loan originations. Average credit card increased $149 million, or 6%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to increases in balance-active customers and average balance per active customer. Average home equity decreased $262 million, or 4%, for the three months ended September 30, 2019 compared to the same period in the prior year as payoffs exceeded loan production, partially offset by home equity acquired in the MB Financial, Inc. acquisition.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $38.0 billion and $33.6 billion at September 30, 2019 and December 31, 2018, respectively. The taxable available-for-sale debt and other securities portfolio had an effective duration of 4.7 years at September 30, 2019 compared to 5.0 years at December 31, 2018.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2019, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both September 30, 2019 and December 31, 2018. During the three and nine months ended September 30, 2019, the Bancorp recognized zero and $1 million, respectively, of OTTI on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Statements of Income. During both the three and nine months ended September 30, 2018, the Bancorp did not recognize OTTI on any of its available-for-sale debt and other securities.

The following table summarizes the end of period components of investment securities:

TABLE 19: Components of Investment Securities
	September 30,	December 31,
As of ($ in millions)	2019	2018
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$74	98
Obligations of states and political subdivisions securities	2	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,185	16,403
Agency commercial mortgage-backed securities	14,451	10,770
Non-agency commercial mortgage-backed securities	3,246	3,305
Asset-backed securities and other debt securities	2,129	1,998
Other securities(a)	575	552
Total available-for-sale debt and other securities	$35,662	33,128
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$16	16
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$18	18
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$3	16
Obligations of states and political subdivisions securities	29	35
Agency residential mortgage-backed securities	69	68
Asset-backed securities and other debt securities	196	168
Total trading debt securities	$297	287
Total equity securities (fair value)	$459	452

(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $96, $477 and $2, respectively, at September 30, 2019 and $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $2.5 billion from December 31, 2018 primarily due to an increase in agency commercial mortgage-backed securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 24% and 25% of total interest-earning assets at September 30, 2019 and December 31, 2018, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.2 years at September 30, 2019 compared to 6.5 years at December 31, 2018. In addition, at September 30, 2019, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.28% compared to 3.25% at December 31, 2018.

Information presented in Table 20 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.5 billion at September 30, 2019 compared to net unrealized losses of $298 million at December 31, 2018. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 20: Characteristics of Available-for-Sale Debt and Other Securities
			Weighted-Average	Weighted-Average
As of September 30, 2019 ($ in millions)	Amortized Cost	Fair Value	Life (in years)	Yield
U.S. Treasury and federal agency securities:
Average life 1 – 5 years	$74	75	3.3	2.12%
Total	$74	75	3.3	2.12%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	-	-	0.3	7.47
Average life 1 – 5 years	2	2	4.7	0.30
Total	$2	2	4.6	0.45%
Agency residential mortgage-backed securities:
Average life 1 – 5 years	8,095	8,292	3.5	3.38
Average life 5 – 10 years	6,429	6,704	6.8	3.16
Average life greater than 10 years	661	698	13.9	3.20
Total	$15,185	15,694	5.3	3.28%
Agency commercial mortgage-backed securities:
Average life of 1 year or less	196	206	0.4	2.65
Average life 1 – 5 years	3,771	3,943	3.4	3.17
Average life 5 – 10 years	7,718	8,152	7.6	3.13
Average life greater than 10 years	2,766	2,975	13.3	3.32
Total	$14,451	15,276	7.5	3.17%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	1	1	0.5	3.83
Average life 1 – 5 years	1,160	1,208	4.0	3.58
Average life 5 – 10 years	2,085	2,191	5.9	3.24
Total	$3,246	3,400	5.2	3.36%
Asset-backed securities and other debt securities:
Average life of 1 year or less	13	13	0.6	3.55
Average life 1 – 5 years	1,207	1,234	3.0	3.96
Average life 5 – 10 years	884	883	7.1	3.70
Average life greater than 10 years	25	26	10.6	4.09
Total	$2,129	2,156	4.8	3.85%
Other securities	575	575
Total available-for-sale debt and other securities	$35,662	37,178	6.2	3.28%

(a)Taxable-equivalent yield adjustments included in the above table are 1.57%, 0.00% and 0.03% for securities with an average life of 1 year or less, 1-5 years, and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 71% and 72% of the Bancorp’s average asset funding base at September 30, 2019 and December 31, 2018, respectively.

The following table presents the end of period components of deposits:

TABLE 21: Components of Deposits
	September 30, 2019		December 31, 2018
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,893	29%	$32,116	30%
Interest checking	36,965	30	34,058	31
Savings	14,354	11	12,907	12
Money market	27,370	22	22,597	21
Foreign office	226	-	240	-
Total transaction deposits	114,808	92	101,918	94
Other time	5,662	5	4,490	4
Total core deposits	120,470	97	106,408	98
Certificates $100,000 and over(a)	4,377	3	2,427	2
Other deposits	500	-	-	-
Total deposits	$125,347	100%	$108,835	100%

(a)Includes $2.4 billion and $1.2 billion of institutional, retail and wholesale certificates $250,000 and over at September 30, 2019 and December 31, 2018, respectively.

Total deposits increased $16.5 billion, or 15%, from December 31, 2018 driven by the MB Financial, Inc. acquisition as the Bancorp assumed commercial and consumer deposit balances of $14.5 billion at acquisition. Table 22 summarizes the detail of deposits assumed as a result of the MB Financial, Inc. acquisition on March 22, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 22: Deposits Assumed
($ in millions)
Demand	$6,010
Interest checking	2,408
Savings	1,175
Money market	2,571
Total transaction deposits	12,164
Other time	546
Total core deposits	12,710
Certificates $100,000 and over	1,779
Total deposits	$14,489

The following discussion excludes the impact of deposits assumed in the MB Financial, Inc. acquisition. Core deposits increased $1.4 billion, or 1%, from December 31, 2018 primarily as a result of increases in transaction deposits and other time deposits. Transaction deposits increased $726 million, or 1%, from December 31, 2018 primarily due to increases in money market deposits and interest checking deposits, partially offset by a decrease in demand deposits. Money market deposits increased $2.2 billion, or 10%, from December 31, 2018 primarily as a result of promotional product offerings, which drove consumer customer acquisition. Interest checking deposits increased $499 million, or 1%, from December 31, 2018 primarily as a result of higher balances per commercial customer account and balance migration from demand deposit accounts. Demand deposits decreased $2.2 billion, or 7%, from December 31, 2018 primarily as a result of balance migration into interest checking deposits and lower balances per commercial customer account. Other time deposits increased $626 million, or 14%, from December 31, 2018 primarily due to promotional rate offers.

Certificates $100,000 and over increased $171 million, or 7%, from December 31, 2018 primarily due to an increase in retail brokered certificates of deposit issued since December 31, 2018. Other deposits increased $500 million from December 31, 2018 primarily due to an increase in Eurodollar trade deposits.

The following table presents the components of average deposits for the three months ended:

TABLE 23: Components of Average Deposits
	September 30, 2019		September 30, 2018
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,223	28%	$32,333	31%
Interest checking	37,729	30	29,681	28
Savings	14,405	12	13,231	13
Money market	26,962	22	21,753	21
Foreign office	222	-	317	-
Total transaction deposits	114,541	92	97,315	93
Other time	5,823	4	4,177	4
Total core deposits	120,364	96	101,492	97
Certificates $100,000 and over(a)	4,795	4	2,596	2
Other deposits	47	-	578	1
Total average deposits	$125,206	100%	$104,666	100%
(a)		Includes $2.6 billion and $1.4 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended September 30, 2019 and 2018, respectively.

On an average basis, core deposits increased $18.9 billion, or 19%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase of $17.2 billion in average transaction deposits. The increase in average transaction deposits was driven primarily by increases in average interest checking deposits, average money market deposits, average demand deposits and average savings deposits. Average interest checking deposits increased $8.0 billion, or 27%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $5.2 billion, or 24%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as promotional product offerings, which drove consumer customer acquisition. Average demand deposits increased $2.9 billion, or 9%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition, partially offset by balance migration into interest checking deposits. Average savings deposits increased $1.2 billion, or 9%, for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition.

Average certificates $100,000 and over increased $2.2 billion for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as an increase in retail brokered certificates of deposit issued since September 30, 2018. Average other deposits decreased $531 million primarily due to a decrease in average Eurodollar trade deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities
The contractual maturities of certificates $100,000 and over as of September 30, 2019 are summarized in the following table:

TABLE 24: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$995
3-6 months	1,449
6-12 months	1,267
After 12 months	666
Total certificates $100,000 and over	$4,377

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2019 are summarized in the following table:

TABLE 25: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$8,288
13-24 months	1,376
25-36 months	249
37-48 months	70
49-60 months	48
After 60 months	8
Total other time deposits and certificates $100,000 and over	$10,039

Borrowings

The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 16% and 20% at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 26: Components of Borrowings
As of ($ in millions)	September 30, 2019	December 31, 2018
Federal funds purchased	$876	1,925
Other short-term borrowings	4,046	573
Long-term debt	14,474	14,426
Total borrowings	$19,396	16,924

Total borrowings increased $2.5 billion, or 15%, from December 31, 2018 due to increases in other short-term borrowings and long-term debt, partially offset by a decrease in federal funds purchased. Other short-term borrowings increased $3.5 billion from December 31, 2018 primarily driven by an increase in FHLB advances. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased $48 million from December 31, 2018 primarily driven by the issuance of $1.5 billion of unsecured senior fixed-rate notes, $300 million of unsecured senior floating-rate bank notes, the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization and $213 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the nine months ended September 30, 2019. These increases were partially offset by the maturities of $2.6 billion of unsecured senior bank notes and $500 million of unsecured senior notes and $513 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding the automobile loan securitization and long-term debt issuances, refer to Note 13 and Note 17, respectively, of the Notes to Condensed Consolidated Financial Statements. Federal funds purchased decreased $1.0 billion from December 31, 2018 due to a shift in the composition of short-term funding. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. For further information on a subsequent event related to long-term debt, refer to Note 27 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 27: Components of Average Borrowings
($ in millions)	September 30, 2019	September 30, 2018
Federal funds purchased	$739	1,987
Other short-term borrowings	1,278	1,018
Long-term debt	15,633	14,434
Total average borrowings	$17,650	17,439

Total average borrowings increased $211 million, or 1%, compared to September 30, 2018, due to an increase in average long-term debt and average other short-term borrowings partially offset by a decrease in average federal funds purchased. Average long-term debt increased $1.2 billion compared to September 30, 2018. The increase was primarily driven by the issuances of $1.5 billion of unsecured senior fixed-rate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

notes and $300 million of unsecured senior floating-rate bank notes in the first quarter of 2019 and the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization in the second quarter of 2019, partially offset by the maturities of $2.6 billion in unsecured senior bank notes, $500 million in unsecured senior notes and $613 million of paydowns on long-term debt associated with automobile loan securitizations since September 30, 2018. Approximately $1.0 billion of the unsecured senior bank note maturities noted above occurred in September of 2019. The increase in average long-term debt since September 30, 2018 included the impact of long-term debt assumed in the MB Financial, Inc. acquisition. Average other short-term borrowings increased $260 million compared to September 30, 2018, primarily as a result of an increase in securities sold under repurchase agreements driven by an increase in commercial customer activity. Average federal funds purchased decreased $1.2 billion compared to September 30, 2018 primarily due to a shift in the composition of short-term funding. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The following table summarizes net income (loss) by business segment:

TABLE 28: Net Income (Loss) by Business Segment
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Commercial Banking	$393	301	1,082	862
Branch Banking	217	207	674	490
Consumer Lending	44	-	70	(13)
Wealth and Asset Management	32	25	81	70
General Corporate and Other	(137)	(97)	(129)	328
Net income	$549	436	1,778	1,737

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 29: Commercial Banking
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income (FTE)(a)	$627	431	1,774	1,285
Provision for (benefit from) credit losses	54	(11)	100	(41)
Noninterest income:
Corporate banking revenue	167	100	413	304
Service charges on deposits	79	68	227	207
Other noninterest income	89	67	221	170
Noninterest expense:
Personnel costs	118	79	346	250
Other noninterest expense	307	228	852	699
Income before income taxes (FTE)	483	370	1,337	1,058
Applicable income tax expense(a)(b)	90	69	255	196
Net income	$393	301	1,082	862
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$67,490	54,685	64,911	54,305
Demand deposits	16,737	16,198	16,243	16,967
Interest checking deposits	19,225	12,511	17,845	11,303
Savings and money market deposits	5,541	3,691	4,728	4,263
Other time deposits and certificates $100,000 and over	362	268	352	401
Foreign office deposits	221	316	197	392

(a)Includes FTE adjustments of $4 for both the three months ended September 30, 2019 and 2018 and $13 and $12 for the nine months ended September 30, 2019 and 2018, respectively.

(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $393 million for the three months ended September 30, 2019 compared to net income of $301 million for the three months ended September 30, 2018. Net income was $1.1 billion for the nine months ended September 30, 2019 compared to net income of $862 million for the nine months ended September 30, 2018. The increases for both periods were driven by increases in net interest income on an FTE basis and noninterest income partially offset by increases in noninterest expense and provision for credit losses.

Net interest income on an FTE basis increased $196 million and $489 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in both average balances and yields on commercial loans and leases, increases in FTP credits on interest checking deposits and increases in FTP credit rates on demand deposits. These increases were partially offset by increases in FTP charges on loans and leases and increases in both average balances and rates paid on interest checking deposits.

Provision for credit losses increased $65 million and $141 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2019 was driven by the impact of an increase in criticized asset levels as well as increases in net charge-offs on commercial and industrial loans and commercial leases. The increase for the nine months ended September 30, 2019 was driven by the impact of an increase in criticized asset levels and an increase in net charge-offs on commercial leases partially offset by a decrease in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases were 16 bps and 12 bps for the three and nine months ended September 30, 2019, respectively, compared to 12 bps and 20 bps for the same periods in the prior year.

Noninterest income increased $100 million and $180 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by increases in corporate banking revenue, other noninterest income and service charges on deposits. Corporate banking revenue increased $67 million and $109 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in lease-related services revenue, lease remarketing fees, institutional sales and business lending fees. Other noninterest income increased $22 million and $51 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in operating lease income and card and processing revenue partially offset by decreases in private equity investment income. Service charges on deposits increased $11 million and $20 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in commercial deposit fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $118 million and $249 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by increases in other noninterest expense and personnel costs. Other noninterest expense increased $79 million and $153 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations, operating lease expense, intangible asset amortization and losses and adjustments. Personnel costs increased $39 million and $96 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increased base compensation and incentive compensation primarily as a result of the acquisition of MB Financial, Inc.

Average commercial loans and leases increased $12.8 billion and $10.6 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans. Average commercial and industrial loans increased $8.6 billion and $7.5 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in loan originations and a decrease in payoffs. Average commercial mortgage loans increased $4.0 billion and $2.9 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in loan origination activity.

Average core deposits increased $9.0 billion and $6.1 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2019 were primarily driven by increases in average interest checking deposits of $6.7 billion and $6.5 billion, respectively, compared to the same periods in the prior year primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account as well as the acquisition of MB Financial, Inc. The increase for the three months ended September 30, 2019 also included an increase in average savings and money market deposits of $1.9 billion compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. and an increase in average balances per commercial customer account. The increase for the nine months ended September 30, 2019 was partially offset by a decrease in average demand deposits of $724 million compared to the same period in the prior year primarily due to balance migration into interest checking deposits partially offset by the acquisition of MB Financial, Inc.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,143 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 30: Branch Banking
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$598	525	1,802	1,490
Provision for credit losses	58	34	164	124
Noninterest income:
Card and processing revenue	74	67	212	199
Service charges on deposits	65	71	191	205
Wealth and asset management revenue	41	38	117	113
Other noninterest income	24	28	70	41
Noninterest expense:
Personnel costs	148	131	444	404
Net occupancy and equipment expense	56	56	165	168
Card and processing expense	32	30	92	89
Other noninterest expense	233	216	674	642
Income before income taxes	275	262	853	621
Applicable income tax expense	58	55	179	131
Net income	$217	207	674	490
Average Balance Sheet Data
Consumer loans	$13,203	13,069	13,203	12,992
Commercial loans	2,216	1,972	2,144	1,919
Demand deposits	16,038	14,403	15,646	14,310
Interest checking deposits	10,875	10,065	10,561	10,232
Savings and money market deposits	33,843	29,786	32,832	29,260
Other time deposits and certificates $100,000 and over	8,110	5,443	7,514	5,238

Net income was $217 million for the three months ended September 30, 2019 compared to net income of $207 million for the three months ended September 30, 2018. Net income was $674 million for the nine months ended September 30, 2019 compared to $490 million for the nine months ended September 30, 2018. The increases for both periods were driven by increases in net interest income partially offset by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increases in noninterest expense and provision for credit losses. The increase for the nine months ended September 30, 2019 also included an increase in noninterest income.

Net interest income increased $73 million and $312 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases in net interest income for both periods were primarily due to increases in FTP credits on core deposits as well as increases in average balances of credit card and other consumer loans. These benefits were partially offset by increases in both the rates paid on and average balances of savings and money market deposits and other time deposits and certificates $100,000 and over as well as increases in FTP charge rates on loans and leases.

Provision for credit losses increased $24 million and $40 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in net charge-offs on credit card and other consumer loans. The increase for the three months ended September 30, 2019 also included the impact of the benefit of lower criticized assets for the three months ended September 30, 2018. Net charge-offs as a percent of average portfolio loans and leases increased to 149 bps and 143 bps for the three and nine months ended September 30, 2019, respectively, compared to 99 bps and 111 bps for the three and nine months ended September 30, 2018, respectively.

Noninterest income remained flat and increased $32 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. Noninterest income for the three months ended September 30, 2019 was positively impacted by an increase in card and processing revenue partially offset by a decrease in service charges on deposits. The increase for the nine months ended September 30, 2019 was primarily driven by increases in other noninterest income and card and processing revenue partially offset by a decrease in service charges on deposits. Card and processing revenue increased $7 million and $13 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in the number of actively used cards and customer spend volume. Other noninterest income increased $29 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the impact of impairment on bank premises and equipment recognized during the second quarter of 2018. Service charges on deposits decreased $6 million and $14 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by decreases in consumer deposit fees.

Noninterest expense increased $36 million and $72 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs and other noninterest expense. Personnel costs increased $17 million and $40 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to higher base compensation primarily as a result of the acquisition of MB Financial, Inc. as well as higher incentive compensation. Other noninterest expense increased $17 million and $32 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations and intangible amortization expense partially offset by decreases in FDIC insurance and other taxes.

Average consumer loans increased $134 million and $211 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for both the three and nine months ended September 30, 2019 compared to the same periods in the prior year were impacted by increases in average other consumer loans of $699 million and $893 million, respectively, primarily due to growth in point-of-sale loan originations partially offset by decreases in both average home equity of $221 million and $314 million, respectively, and average residential mortgage loans of $275 million and $280 million, respectively, as payoffs exceeded new loan production. Average commercial loans increased $244 million and $225 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans primarily due to core relationship growth and the acquisition of MB Financial, Inc.

Average core deposits increased $8.1 billion and $6.7 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for both periods were primarily driven by growth in average savings and money market deposits of $4.1 billion and $3.6 billion and growth in average demand deposits of $1.6 billion and $1.3 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. These increases were primarily due to the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove consumer customer acquisition and growth in balances from existing customers. The increases in average core deposits also included increases in interest checking deposits of $810 million and $329 million for the three and nine months ended September 30, 2019, respectively, primarily due to the acquisition of MB Financial, Inc. Average other time deposits and certificates $100,000 and over increased $2.7 billion and $2.3 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily as a result of the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove increased production.

Consumer Lending

Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans, pools of loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 31: Consumer Lending
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$88	60	234	178
Provision for credit losses	14	10	34	30
Noninterest income:
Mortgage banking net revenue	92	48	209	153
Other noninterest income	4	2	15	(7)
Noninterest expense:
Personnel costs	48	46	146	148
Other noninterest expense	66	54	189	162
Income (loss) before income taxes	56	-	89	(16)
Applicable income tax expense (benefit)	12	-	19	(3)
Net income (loss)	$44	-	70	(13)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,447	11,896	12,863	11,805
Home equity	206	237	224	249
Indirect secured consumer loans	10,476	8,668	9,788	8,669

Net income was $44 million and $70 million for the three and nine months ended September 30, 2019, respectively, compared to net income of an immaterial amount and a net loss of $13 million for the three and nine months ended September 30, 2018, respectively. The increases for both the three and nine months ended September 30, 2019 were driven by increases in noninterest income and net interest income partially offset by increases in noninterest expense and provision for credit losses.

Net interest income increased $28 million and $56 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in both yields on and average balances of indirect secured consumer loans and residential mortgage loans as well as increases in FTP credits on demand deposits. These benefits were partially offset by increases in FTP charges on loans and leases.

Provision for credit losses increased $4 million for both the three and nine months ended September 30, 2019 compared to the same periods in the prior year driven by increases in net charge-offs on indirect secured consumer loans. The increase for the nine months ended September 30, 2019 was partially offset by a decrease in net charge-offs on residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases increased to 24 bps and 21 bps for the three and nine months ended September 30, 2019, respectively, compared to 20 bps for both the three and nine months ended September 30, 2018.

Noninterest income increased $46 million and $78 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven primarily by increases in mortgage banking net revenue. The increase for the nine months ended September 30, 2019 also included an increase in other noninterest income. Mortgage banking net revenue increased $44 million and $56 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in origination fees and gains on loan sales as well as net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of the MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $22 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the recognition of $5 million of gains on securities related to non-qualifying hedges on MSRs during the nine months ended September 30, 2019 compared to the recognition of $18 million of losses during the nine months ended September 30, 2018.

Noninterest expense increased $14 million and $25 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in prior year primarily driven by increases in other noninterest expense. Other noninterest expense increased $12 million and $27 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in corporate overhead allocations and loan and lease expense.

Average consumer loans increased $3.3 billion and $2.2 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $1.8 billion and $1.1 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs. Average residential mortgage loans increased $1.6 billion and $1.1 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by the acquisition of MB Financial, Inc.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 32: Wealth and Asset Management
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Income Statement Data
Net interest income	$44	46	141	134
Provision for credit losses	-	3	-	8
Noninterest income:
Wealth and asset management revenue	119	110	345	324
Other noninterest income	6	5	14	20
Noninterest expense:
Personnel costs	51	50	165	154
Other noninterest expense	78	76	232	227
Income before income taxes	40	32	103	89
Applicable income tax expense	8	7	22	19
Net income	$32	25	81	70
Average Balance Sheet Data
Loans and leases, including held for sale	$3,636	3,449	3,566	3,410
Core deposits	9,679	9,029	9,548	9,266

Net income was $32 million for the three months ended September 30, 2019 compared to net income of $25 million for the three months ended September 30, 2018. Net income was $81 million for the nine months ended September 30, 2019 compared to $70 million for the nine months ended September 30, 2018. The increases for both the three and nine months ended September 30, 2019 were driven by increases in noninterest income as well as decreases in provision for credit losses partially offset by increases in noninterest expense. The increase for the nine months ended September 30, 2019 also included an increase in net interest income.

Net interest income decreased $2 million and increased $7 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2019 was primarily due to an increase in the rates paid on and average balances of interest checking deposits as well as an increase in FTP charges on loans and leases. These negative impacts were partially offset by increases in both the yields on and average balances of loans and leases and FTP credits on interest checking deposits due to increased average balances. The increase for the nine months ended September 30, 2019 was primarily due to increases in FTP credit rates on interest checking deposits and savings and money market deposits as well as an increase in yields on average loans and leases. These positive impacts were partially offset by an increase in the rates paid on average interest checking deposits as well as an increase in FTP charge rates on loans and leases.

Provision for credit losses decreased $3 million and $8 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by decreases in net charge-offs on commercial and industrial loans. These decreases were partially offset by the impact of the benefit of lower criticized assets for the three and nine months ended September 30, 2018.

Noninterest income increased $10 million and $15 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in wealth and asset management revenue. The increase for the nine months ended September 30, 2019 was partially offset by a decrease in other noninterest income. Wealth and asset management revenue increased $9 million and $21 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily due to increases in private client service fees driven by the benefit from acquisitions since September 30, 2018. Other noninterest income decreased $6 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to a loss on sale of a business recognized in the second quarter of 2019.

Noninterest expense increased $3 million and $16 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2019 was primarily driven by an increase in personnel costs of $11 million primarily due to increased base compensation driven by acquisitions since September 30, 2018.

Average loans and leases increased $187 million and $156 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year primarily driven by increases in average residential mortgage loans driven by the acquisition of MB Financial, Inc. partially offset by decreases in average commercial and industrial loans as payoffs exceeded new loan production.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits increased $650 million and $282 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2019 compared to the same periods in the prior year were due to increases in average interest checking deposits primarily as a result of the acquisition of MB Financial, Inc. as well as increases in average savings and money market deposits.

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

Net interest income decreased $96 million and $353 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year driven by increases in FTP credits on deposits allocated to the business segments and increases in interest expense on long-term debt. These negative impacts were partially offset by increases in the benefit related to FTP charges on loans and leases and increases in interest income on taxable securities.

Provision for credit losses was $8 million for the three months ended September 30, 2019 compared to $48 million for the three months ended September 30, 2018. The provision for credit losses was $12 million for the nine months ended September 30, 2019 compared to a benefit from credit losses of $10 million for the nine months ended September 30, 2018. The decrease for the three months ended September 30, 2019 compared to the same period in the prior year was primarily driven by an increase in the allocation of provision expense to the business segments in the current year resulting from an increase in commercial criticized asset levels. This was partially offset by increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition. The increase for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily due to the aforementioned increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition. This was partially offset by an increase in the allocation of provision expense to the business segments driven by an increase in commercial criticized asset levels.

Noninterest income increased $23 million and decreased $17 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2019 was primarily driven by the recognition of $5 million of gains on securities during the three months ended September 30, 2019 compared to the recognition of $6 million of losses during the three months ended September 30, 2018 as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended September 30, 2019 compared to the same period in the prior year. The decrease for the nine months ended September 30, 2019 was primarily driven by the recognition of a $205 million gain on the sale of Worldpay, Inc. shares during the second quarter of 2018 in addition to a $414 million gain recognized in the first quarter of 2018 related to Vantiv Inc.’s acquisition of Worldpay Group plc. compared to a $562 million gain related to the sale of Worldpay, Inc. shares in the first quarter of 2019. The decrease for the nine months ended September 30, 2019 also included the impact of an increase in net losses on disposition and impairment of bank premises and equipment. These impacts were partially offset by the recognition of $30 million of gains on securities during the nine months ended September 30, 2019 compared to the recognition of $21 million of losses during the nine months ended September 30, 2018.

Noninterest expense increased $18 million and $155 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The increases for both periods were primarily due to increases in technology and communications expense, personnel costs and net occupancy expense driven by merger-related expenses as a result of the acquisition of MB Financial, Inc. partially offset by increases in corporate overhead allocations from General Corporate and Other to the other business segments. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for additional information on merger-related expenses.

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

•The Board and executive management have identified eight risk types for monitoring the overall risk of the Bancorp; Credit Risk, Market Risk, Liquidity Risk, Operational Risk, Regulatory Compliance Risk, Legal Risk, Reputation Risk and Strategic Risk, and have also qualitatively established a risk tolerance, which is defined as the maximum amount of risk the Bancorp is willing to take for each of the eight risk types. These risk types are assessed using quantitative measurements and qualitative factors on an ongoing

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

basis and reported to the Board each quarter, or more frequently, if necessary. In addition, each business and operational function (first line of defense) is accountable for proactively identifying and managing risk using its risk management process. Risk tolerances and risk limits are also established, where appropriate, in order to ensure that business and operational functions across the enterprise are able to monitor and manage risks at a more granular level, while ensuring that aggregate risks across the enterprise do not exceed the overall risk appetite.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 33: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of September 30, 2019 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$1,210	1,243	1,687
Commercial mortgage loans	362	412	365
Commercial construction loans	47	53	64
Commercial leases	59	59	59
Total potential problem portfolio loans and leases(a)	$1,678	1,767	2,175
(a)	Includes $364 million of PCI and $326 million of non-PCI loans and leases as of September 30, 2019 acquired in the MB Financial, Inc. acquisition.

TABLE 34: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of December 31, 2018 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$646	647	854
Commercial mortgage loans	152	152	152
Commercial leases	31	31	31
Total potential problem portfolio loans and leases	$829	830	1,037

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance for credit loss analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. A “through-the-cycle” rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp has also developed U.S. GAAP compliant CECL models as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments,” which will be effective for the Bancorp on January 1, 2020. These CECL models are currently in the validation process and use separate probabilities of default and loss given default ratings to estimate credit losses. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp's homogenous consumer and small business loan portfolios.

Overview

U.S. economic conditions remained generally stable in the third quarter, but there are an increasing number of leading indicators which may portend a softening economy. For instance, the Institute for Supply Management’s manufacturing index contracted during the third quarter of 2019 with a rating of 47.8 in September, the lowest since June 2009. While manufacturing is only one component of the overall U.S. economy, it remains a key driver for GDP and the Bancorp’s loan and lease portfolio. Deceleration in the manufacturing sector is not a problem by itself, but it can impact credit risk if not addressed by the Bancorp’s clients. Additionally, the world economy, including China, has continued to slow with the International Monetary Fund predicting a 3.2% growth rate, the slowest since the financial crisis. The personal savings rate and disposable income both rose while inflation, as measured by the broader personal consumption expenditures price gauge, continued to trend below the Federal Reserve’s 2% core inflation target.

The impact of tariffs has still yet to be fully realized. Given existing tariffs, many U.S. importers are likely going to be compelled to transmit higher costs to buyers, which could impact consumer spending. This could lead to margin compression in many sectors. In addition, major freight companies are reporting lower volumes and/or profit outlooks, with railroad volume down for most of the year. Another factor that could affect the economy is the political uncertainty surrounding the U.S. presidential impeachment inquiry.

Unemployment remains very low at 3.5% and consumer confidence still remains high. New residential construction has increased in the last couple of months and now is slightly higher for the nine months ended September 30, 2019 compared to the same period in the prior year. U.S. real GDP has slowed to below 3% and other general indicators are showing negative trends for the nine months ended September 30, 2019 compared to the same period in the prior year.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 35: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2019			December 31, 2018
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$12,129	22,567	120	10,387	19,290	48
Real estate	11,401	17,037	9	8,327	13,055	10
Financial services and insurance	7,222	16,212	-	6,805	13,192	1
Business services	5,200	8,738	27	4,426	7,161	17
Healthcare	5,103	7,235	44	4,343	6,198	36
Wholesale trade	4,562	7,875	25	3,127	5,481	14
Retail trade	4,105	8,335	7	3,726	7,496	6
Accommodation and food	3,812	6,526	25	3,435	5,626	28
Transportation and warehousing	2,892	4,987	17	2,807	4,729	19
Mining	2,884	4,753	50	2,427	4,363	38
Communication and information	2,873	5,298	2	2,923	5,111	-
Construction	2,779	5,288	4	2,498	4,718	4
Entertainment and recreation	1,916	3,366	6	1,798	3,354	1
Other services	1,227	1,676	2	855	1,104	4
Utilities	964	2,736	-	835	2,531	-
Public administration	814	1,067	-	465	669	-
Agribusiness	263	549	9	323	511	2
Individuals	57	127	-	64	130	-
Other	163	165	2	-	-	-
Total	$70,366	124,537	349	59,571	104,719	228
By Size:
Less than $200,000	1%	1	4	1	1	5
$200,000 - $1 million	3	3	8	2	2	9
$1 million - $5 million	9	7	18	6	6	18
$5 million - $10 million	7	6	18	6	5	19
$10 million - $25 million	20	17	43	19	16	38
Greater than $25 million	60	66	9	66	70	11
Total	100%	100	100	100	100	100
By State:
Illinois	15%	13	24	6	5	8
Ohio	11	11	13	13	14	10
Florida	7	7	10	8	8	21
Michigan	6	6	9	7	6	10
Indiana	4	4	3	4	4	8
Georgia	3	4	8	5	5	11
North Carolina	3	3	-	3	3	-
Tennessee	2	3	-	3	3	-
Kentucky	2	2	1	2	3	2
Other	47	47	32	49	49	30
Total	100%	100	100	100	100	100

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$374	307	2,734
Commercial mortgage nonowner-occupied loans	177	260	4,498
Total	$551	567	7,232

TABLE 37: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	172	2,119
Commercial mortgage nonowner-occupied loans	40	29	2,731
Total	$166	201	4,850

The Bancorp’s nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio due to economic or market conditions within the Bancorp’s key lending areas.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2019 ($ in millions)					Net Charge-offs for
					September 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Illinois	$3,492	4,143	13	-	2	2
Ohio	1,452	1,865	3	1	-	-
Florida	1,003	1,584	-	-	-	-
Michigan	726	883	-	1	-	-
North Carolina	608	1,030	-	-	-	-
Indiana	577	875	-	-	-	-
All other states	3,211	5,254	-	-	-	-
Total	$11,069	15,634	16	2	2	2
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2018 ($ in millions)					Net Charge-offs (Recoveries) for
					September 30, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
By State:
Illinois	$677	920	-	-	-	-
Ohio	1,641	2,079	-	1	-	-
Florida	1,000	1,578	-	-	-	-
Michigan	604	725	-	-	(1)	-
North Carolina	739	985	-	-	-	-
Indiana	528	822	-	-	-	-
All other states	2,849	4,664	-	2	-	1
Total	$8,038	11,773	-	3	(1)	1
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Consumer Portfolio

Consumer credit risk management utilizes a framework that encompasses consistent processes for identifying, assessing, managing, monitoring and reporting credit risk. These processes are supported by a credit risk governance structure that includes Board oversight, policies, risk limits and risk committees.

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis. As of September 30, 2019, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 10% of the consumer real estate portfolio. These loans accounted for 49% of total consumer real estate secured net charge-offs for the nine months ended September 30, 2019. Current loss rates in the residential

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the indirect secured consumer portfolio performance, which includes automobile loans. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $700 million of ARM loans will have rate resets during the next twelve months. Of these resets, 32% are expected to experience an increase in rate, with an average increase of approximately 1%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 33% and weighted average origination LTV of 74%.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk.

Portfolio residential mortgage loans from 2010 and later vintages represented 93% of the portfolio as of September 30, 2019 and had a weighted-average LTV of 73% and a weighted-average origination FICO of 759.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 40: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$12,165	66.4%	$11,540	66.7%
LTV > 80%, with mortgage insurance(a)	2,474	95.2	2,010	95.1
LTV > 80%, no mortgage insurance	2,036	93.4	1,954	94.2
Total	$16,675	74.3%	$15,504	74.3%
(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2019 ($ in millions)				Net Charge-offs (Recoveries) for September 30, 2019
		90 Days		Three Months	Nine Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Illinois	$447	3	1	-	1
Ohio	446	2	2	-	1
Florida	277	2	1	-	(1)
Michigan	207	1	1	-	-
Indiana	156	1	1	-	-
North Carolina	97	-	1	-	-
Kentucky	85	1	-	-	-
All other states	321	3	2	-	-
Total	$2,036	13	9	-	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
As of September 30, 2018 ($ in millions)				Net Charge-offs for September 30, 2018
		90 Days		Three Months	Nine Months
	Outstanding	Past Due	Nonaccrual	Ended	Ended
By State:
Illinois	$395	-	2	-	-
Ohio	439	2	3	-	-
Florida	286	1	2	-	-
Michigan	219	1	1	-	-
Indiana	145	1	-	-	-
North Carolina	91	-	1	-	-
Kentucky	80	-	-	-	-
All other states	302	2	1	-	1
Total	$1,957	7	10	-	1

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 44 and Table 45. Of the total $6.2 billion of outstanding home equity loans:

•90% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2019;

•37% are in senior lien positions and 63% are in junior lien positions at September 30, 2019;

•80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2019; and

•The portfolio had a weighted average refreshed FICO score of 745 at September 30, 2019.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$223	4%	$218	4%
FICO 660-719	326	5	318	5
FICO ≥ 720	1,762	28	1,791	28
Total senior liens	2,311	37	2,327	37
Junior Liens:
FICO ≤ 659	453	7	469	7
FICO 660-719	740	12	769	12
FICO ≥ 720	2,714	44	2,837	44
Total junior liens	3,907	63	4,075	63
Total	$6,218	100%	$6,402	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 44: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,996	53.9%	$2,022	54.5%
LTV > 80%	315	88.8	305	88.8
Total senior liens	2,311	59.0	2,327	59.2
Junior Liens:
LTV ≤ 80%	2,280	66.9	2,367	67.2
LTV > 80%	1,627	89.8	1,708	90.1
Total junior liens	3,907	77.6	4,075	78.0
Total	$6,218	70.4%	$6,402	70.9%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of September 30, 2019 ($ in millions)					Net Charge-offs for September 30, 2019
			90 Days		Three Months	Nine Months
	Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$1,138	2,390	-	8	-	2
Michigan	255	439	-	4	-	-
Illinois	176	291	-	5	-	1
Indiana	111	203	-	3	-	-
Kentucky	101	200	-	1	-	-
Florida	53	81	-	2	-	-
All other states	108	169	-	3	1	1
Total	$1,942	3,773	-	26	1	4

TABLE 46: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
As of September 30, 2018 ($ in millions)					Net Charge-offs for September 30, 2018
			90 Days		Three Months	Nine Months
	Outstanding	Exposure	Past Due	Nonaccrual	Ended	Ended
By State:
Ohio	$1,052	2,050	-	9	-	2
Michigan	311	511	-	5	-	1
Illinois	207	331	-	4	1	2
Indiana	138	239	-	3	-	-
Kentucky	123	233	-	2	-	-
Florida	62	90	-	2	-	-
All other states	130	196	-	3	-	-
Total	$2,023	3,650	-	28	1	5

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Indirect secured consumer portfolio

The indirect secured consumer portfolio is comprised of $10.1 billion of automobile loans and $882 million of indirect motorcycle, powersport, recreational vehicle and marine loans. The Bancorp’s indirect secured consumer portfolio balances have increased since December 31, 2018 due to the acquisition of MB Financial, Inc. and an increase in loan origination activity. Additionally, the concentration of lower FICO (≤690) origination balances remained within targeted credit risk tolerance during the nine months ended September 30, 2019. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 690	$1,590	14%	$1,604	18%
FICO > 690	9,436	86	7,372	82
Total	$11,026	100%	$8,976	100%

As of September 30, 2019, 95% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. Credit policy limits the maximum advance rate on these to 100% of collateral value.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$7,031	81.4%	$5,591	82.3%
LTV > 100%	3,995	113.4	3,385	112.9
Total	$11,026	93.3%	$8,976	94.2%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans with an LTV at origination greater than 100%:

TABLE 49: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2019	$3,995	7	2	10	26
September 30, 2018	3,389	6	1	6	19

Credit card portfolio

The credit card portfolio consists of predominately prime accounts with 97% of loan balances existing within the Bancorp’s footprint as of both September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, 68% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:

TABLE 50: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$97	4%	$82	3%
FICO 660-719	797	32	711	29
FICO ≥ 720	1,573	64	1,677	68
Total	$2,467	100%	$2,470	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other consumer portfolio loans

The other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. The Bancorp had $287 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of September 30, 2019. The Bancorp closely monitors the credit performance of point-of-sale loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:

TABLE 51: Other Consumer Portfolio Loans Outstanding by Product Type at Origination
	September 30, 2019		December 31, 2018
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$723	27%	$610	26%
Other secured	547	21	510	22
Point-of-sale	1,387	52	1,222	52
Total	$2,657	100%	$2,342	100%

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

Nonperforming assets were $532 million at September 30, 2019 compared to $411 million at December 31, 2018. At September 30, 2019, $13 million of nonaccrual loans were held for sale, compared to $16 million at December 31, 2018.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.47% as of September 30, 2019 compared to 0.41% as of December 31, 2018. Nonaccrual loans and leases secured by real estate were 27% of nonaccrual loans and leases as of September 30, 2019 compared to 34% as of December 31, 2018.

Portfolio commercial nonaccrual loans and leases were $349 million at September 30, 2019, an increase of $121 million from December 31, 2018. Portfolio consumer nonaccrual loans and leases were $133 million at September 30, 2019, an increase of $13 million from December 31, 2018. Refer to Tables 53 and 54 for rollforwards of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $37 million at September 30, 2019, compared to $47 million at December 31, 2018. The Bancorp recognized $2 million in losses on the transfer, sale or write-down of OREO properties for both the three months ended September 30, 2019 and 2018 and $5 million and $6 million in losses on the transfer, sale or write-down of OREO properties for the nine months ended September 30, 2019 and 2018, respectively.

For the three and nine months ended September 30, 2019, approximately $9 million and $26 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2018 approximately $9 million and $24 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	September 30, 2019	December 31, 2018
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$70	54
Commercial mortgage loans	17	9
Commercial leases	27	18
Residential mortgage loans(a)	12	10
Home equity	63	56
Indirect secured consumer loans	1	-
Other consumer loans	2	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	223	139
Commercial mortgage loans	9	4
Commercial leases	3	4
Residential mortgage loans(a)	10	12
Home equity	17	13
Indirect secured consumer loans	1	1
Credit card	27	27
Total nonaccrual portfolio loans and leases(b)	482	348
OREO and other repossessed property	37	47
Total nonperforming portfolio assets	519	395
Nonaccrual restructured loans held for sale	13	16
Total nonperforming assets	$532	411
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$15	4
Commercial mortgage loans	18	2
Commercial construction loans	1	-
Commercial leases	1	-
Residential mortgage loans(a)	48	38
Indirect secured consumer loans	10	12
Credit card	38	37
Other consumer loans	1	-
Total portfolio loans and leases 90 days past due and still accruing	$132	93
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.47%	0.41
ALLL as a percent of nonperforming portfolio assets	221	279

(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $274 as of September 30, 2019 and $195 as of December 31, 2018. The Bancorp recognized losses of $1 for both the three months ended September 30, 2019 and 2018 and $1 and $4 for the nine months ended September 30, 2019 and 2018, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)Includes $15 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2019 and December 31, 2018, respectively, of which $10 and $2 were restructured nonaccrual government insured commercial loans at September 30, 2019 and December 31, 2018, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the nine months ended September 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	291	29	119	439
Acquired nonaccrual loans	8	-	-	8
Transfers to accrual status	-	(17)	(52)	(69)
Loan paydowns/payoffs	(105)	(6)	(23)	(134)
Transfers to OREO	(4)	(5)	(3)	(12)
Charge-offs	(87)	(1)	(28)	(116)
Draws/other extensions of credit	18	-	-	18
Balance, end of period	$349	22	111	482

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

Consumer restructured loans on accrual status totaled $958 million and $961 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 13% and 39%, respectively.

The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 55: Accruing and Nonaccruing Portfolio TDRs
Accruing
		30-89 Days	90 Days or
As of September 30, 2019 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(b)	$34	-	-	235	269
Residential mortgage loans(a)	553	58	137	10	758
Home equity	180	9	-	17	206
Indirect secured consumer loans	4	-	-	1	5
Credit card	14	3	-	27	44
Total(c)	$785	70	137	290	1,282

(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2019, these advances represented $326 of current loans, $46 of 30-89 days past due loans and $114 of 90 days or more past due loans.

(b)Excludes restructured nonaccrual loans held for sale.

(c)Upon completion of Fifth Third Bank’s conversion to a national charter, the Bancorp intends to change its accounting policy to conform to OCC guidance with regard to non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as TDRs and collateral dependent loans regardless of payment history and capacity to pay in the future. As of September 30, 2019, the impact of the change in this accounting policy would have resulted in an increase to TDRs of approximately $124.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Net Loan Charge-offs

Net charge-offs were 36 bps and 30 bps of average portfolio loans and leases for the three months ended September 30, 2019 and 2018, respectively, and were 32 bps and 36 bps of average portfolio loans and leases for the nine months ended September 30, 2019 and 2018, respectively. Table 57 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 18 bps and 14 bps during the three and nine months ended September 30, 2019, respectively, compared to 19 bps and 24 bps during the three and nine months ended September 30, 2018, respectively. The decrease for the three months ended September 30, 2019 was primarily due to an increase in average commercial loans as a result of the MB Financial, Inc. acquisition. The decrease for the nine months ended September 30, 2019 was primarily due to an increase in average commercial loans as a result of the MB Financial, Inc. acquisition as well as a decrease in net charge-offs on commercial and industrial loans of $35 million.

The ratio of consumer loan net charge-offs to average portfolio consumer loans was 68 bps and 65 bps during the three and nine months ended September 30, 2019, respectively, compared to 50 bps and 54 bps for the three and nine months ended September 30, 2018, respectively. The increases for both the three and nine months ended September 30, 2019 were primarily due to increases in net charge-offs on credit card of $12 million and $29 million, respectively, and increases in net charge-offs on other consumer loans of $7 million and $12 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Summary of Credit Loss Experience
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Losses charged-off:
Commercial and industrial loans	$(30)	(36)	(80)	(119)
Commercial mortgage loans	-	-	-	(5)
Commercial leases	(4)	-	(7)	-
Residential mortgage loans	(2)	(3)	(5)	(10)
Home equity	(5)	(6)	(16)	(17)
Indirect secured consumer loans	(21)	(15)	(57)	(45)
Credit card	(38)	(33)	(116)	(91)
Other consumer loans(a)	(30)	(19)	(77)	(47)
Total losses charged-off	$(130)	(112)	(358)	(334)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$1	8	13	17
Commercial mortgage loans	-	1	1	2
Residential mortgage loans	1	1	4	4
Home equity	3	3	8	8
Indirect secured consumer loans	8	6	23	17
Credit card	5	12	15	19
Other consumer loans(a)	13	9	38	20
Total recoveries of losses previously charged-off	$31	40	102	87
Net losses charged-off:
Commercial and industrial loans	$(29)	(28)	(67)	(102)
Commercial mortgage loans	-	1	1	(3)
Commercial leases	(4)	-	(7)	-
Residential mortgage loans	(1)	(2)	(1)	(6)
Home equity	(2)	(3)	(8)	(9)
Indirect secured consumer loans	(13)	(9)	(34)	(28)
Credit card	(33)	(21)	(101)	(72)
Other consumer loans	(17)	(10)	(39)	(27)
Total net losses charged-off	$(99)	(72)	(256)	(247)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.22%	0.26	0.18	0.32
Commercial mortgage loans	(0.01)	(0.03)	(0.02)	0.05
Commercial leases	0.41	-	0.25	-
Total commercial loans and leases	0.18%	0.19	0.14	0.24
Residential mortgage loans	0.03	0.04	0.01	0.05
Home equity	0.16	0.16	0.18	0.18
Indirect secured consumer loans	0.50	0.41	0.45	0.41
Credit card	5.41	3.53	5.59	4.29
Other consumer loans	2.47	1.94	2.03	1.98
Total consumer loans	0.68%	0.50	0.65	0.54
Total net losses charged-off as a percent of average portfolio loans and leases	0.36%	0.30	0.32	0.36
(a)

For the three and nine months ended September 30, 2019, the Bancorp recorded $12 and $35, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and nine months ended September 30, 2018, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

During the three months ended September 30, 2019, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in the provision for credit losses in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans and leases is sensitive to the risk grades it assigns to these loans and leases. In the event that 10% of commercial loans and leases in each risk category would experience a downgrade of one risk category, the allowance for commercial loans and leases would increase by approximately $173 million at September 30, 2019. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $36 million at September 30, 2019. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 58: Changes in Allowance for Credit Losses
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
ALLL:
Balance, beginning of period	$1,115	1,077	1,103	1,196
Losses charged-off(a)	(130)	(112)	(358)	(334)
Recoveries of losses previously charged-off(a)	31	40	102	87
Provision for loan and lease losses	127	86	296	142
Balance, end of period	$1,143	1,091	1,143	1,091
Reserve for unfunded commitments:
Balance, beginning of period	$147	131	131	161
Reserve for acquired unfunded commitments	-	-	8	-
Provision for (benefit from) the reserve for unfunded commitments	7	(2)	15	(32)
Balance, end of period	$154	129	154	129
(a)

For the three and nine months ended September 30, 2019, the Bancorp recorded $12 and $35, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and nine months ended September 30, 2018, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.10% and 0.12% at September 30, 2019 and December 31, 2018, respectively. The unallocated allowance was 10% of the total allowance at both September 30, 2019 and December 31, 2018.

As shown in Table 59, the ALLL as a percent of portfolio loans and leases was 1.04% and 1.16% at September 30, 2019 and December 31, 2018, respectively. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The ALLL was $1.1 billion at both September 30, 2019 and December 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 59: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2019	December 31, 2018
Attributed ALLL:
Commercial and industrial loans	$529	515
Commercial mortgage loans	82	80
Commercial construction loans	40	32
Commercial leases	20	18
Residential mortgage loans	75	81
Home equity	40	36
Indirect secured consumer loans	50	42
Credit card	156	156
Other consumer loans	37	33
Unallocated	114	110
Total ALLL	$1,143	1,103
Portfolio loans and leases:
Commercial and industrial loans	$50,768	44,340
Commercial mortgage loans	10,822	6,974
Commercial construction loans	5,281	4,657
Commercial leases	3,495	3,600
Residential mortgage loans	16,675	15,504
Home equity	6,218	6,402
Indirect secured consumer loans	11,026	8,976
Credit card	2,467	2,470
Other consumer loans	2,657	2,342
Total portfolio loans and leases	$109,409	95,265
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.04%	1.16
Commercial mortgage loans	0.76	1.15
Commercial construction loans	0.76	0.69
Commercial leases	0.57	0.50
Residential mortgage loans	0.45	0.52
Home equity	0.64	0.56
Indirect secured consumer loans	0.45	0.47
Credit card	6.32	6.32
Other consumer loans	1.39	1.41
Unallocated (as a percent of total portfolio loans and leases)	0.10	0.12
Total ALLL as a percent of total portfolio loans and leases	1.04%	1.16

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. The ASU is effective for the Bancorp on January 1, 2020.

Based on portfolio characteristics and economic conditions and expectations as of June 30, 2019, the Bancorp expects that the adoption of the ASU could result in an increase to the ALLL of 40% to 55% as compared to the ALLL as of June 30, 2019. The estimated increase is based on economic forecasts that the Bancorp considers reasonable and supportable for a period of three years followed by a reversion to long-term historical loss rates for the remaining contractual life (adjusted for expected prepayments) phased in over a period of two years. The estimated increase in the ALLL is primarily attributable to longer duration consumer loans.

The estimated increase includes the differences between the purchase accounting treatment of loans acquired in the MB Financial, Inc. acquisition and the treatment under the ASU. In the legacy portfolio, excluding the MB Financial, Inc. loans, the Bancorp expects the impact of the amended guidance to result in a 30% to 40% increase to ALLL.

The actual impact upon adoption may vary significantly from this estimate as it will be based on economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio as of the adoption date. As the Bancorp continues its implementation process and completes additional parallel runs throughout the remainder of 2019, refinements and updates to models and assumptions may also affect the estimated impact. Adoption will also have an impact on the provision for credit losses in periods after adoption, which could differ materially from historical trends. For additional information on ASU 2016-13, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2019, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase and a 100 bps parallel ramped decrease in interest rates. Additionally, the Bancorp routinely analyzes various potential and extreme scenarios including ramps, shocks and twists to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising rate interest-bearing deposit beta of 70% at September 30, 2019, which is approximately 10 to 20 percentage points higher than the average beta that the Bancorp experienced in the most recent FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. The Bancorp’s NII sensitivity modeling assumes a weighted-average falling rate interest-bearing deposit beta of 41% at September 30, 2019. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 60: Estimated NII Sensitivity Profile and ALCO Policy Limits
		September 30, 2019				September 30, 2018
		% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
		12	13-24	12	13-24	12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months	Months	Months	Months	Months
+	200 Ramp over 12 months	0.66%	5.05	(4.00)	(6.00)	(0.15)	3.45	(4.00)	(6.00)
+	100 Ramp over 12 months	0.40	2.96	N/A	N/A	0.02	1.95	N/A	N/A
-	100 Ramp over 12 months	(3.11)	(8.74)	(8.00)	(12.00)	N/A	N/A	N/A	N/A
-	125 Ramp over 12 months	N/A	N/A	N/A	N/A	(3.72)	(9.82)	(8.00)	(12.00)
-	62.5 Ramp over 7 months	N/A	N/A	N/A	N/A	(2.64)	(4.92)	N/A	N/A

At September 30, 2019, the Bancorp’s NII sensitivity is near neutral in year one and would benefit in year two under the parallel rate ramp increases. The Bancorp’s NII would decline in both year one and year two under the parallel 100 bps ramp decrease in interest rates. The asymmetric NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities and managed-rate deposits. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. However, proactive management of the securities and derivatives portfolios has reduced the residual risk to declining market rates. The changes in the estimated NII sensitivity profile as of September 30, 2019 compared to September 30, 2018 were primarily attributable to the acquisition of asset sensitive MB Financial, Inc., migration from high to low down beta interest-bearing deposits, and increased mix-shift into noninterest-bearing deposits. These items were partially offset by increased and repositioned outstanding taxable securities balances to enhance declining rate protection, a net increase in outstanding receive-fixed swaps against floating-rate commercial loans and the addition of forward starting floors against one-month LIBOR.

Tables 61 and 62 provide the Bancorp’s estimated NII profile at September 30, 2019 with changes to certain deposit balances and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2019 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 61: Estimated NII Sensitivity Profile at September 30, 2019 with a $1 Billion Change in Demand Deposit Assumption
		% Change in NII (FTE)
		Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
		12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months
+	200 Ramp over 12 months	0.46%	4.65	0.86	5.45
+	100 Ramp over 12 months	0.30	2.76	0.50	3.16
-	100 Ramp over 12 months	(3.21)	(8.94)	(3.01)	(8.54)

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2019 with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of September 30, 2019. For example, the resulting weighted-average interest-bearing rising rate deposit betas included in this analysis were approximately 88% and 53%, respectively, as of September 30, 2019:

TABLE 62: Estimated NII Sensitivity Profile at September 30, 2019 with Deposit Beta Assumptions Changes
		% Change in NII (FTE)
		Betas 25% Higher		Betas 25% Lower
		12	13-24	12	13-24
Change in Interest Rates (bps)		Months	Months	Months	Months
+	200 Ramp over 12 months	(2.52)%	(0.98)	3.83	11.09
+	100 Ramp over 12 months	(1.19)	(0.04)	1.98	5.95
-	100 Ramp over 12 months	(2.19)	(7.02)	(4.03)	(10.46)

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one and two year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 63: Estimated EVE Sensitivity Profile
		September 30, 2019		September 30, 2018
			ALCO		ALCO
Change in Interest Rates (bps)		% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+	200 Shock	(3.18)%	(12.00)	(6.00)	(12.00)
+	100 Shock	(0.10)	N/A	(2.75)	N/A
-	100 Shock	(3.57)	N/A	0.54	N/A
-	175 Shock	(7.78)	(12.00)	N/A	N/A

The EVE sensitivity to the +200 bps rising-rate scenario is moderately negative at September 30, 2019 and moderately negative to a 100 bps decline in market rates. The changes in the estimated EVE sensitivity profile from September 30, 2018 were primarily related to the acquisition of MB Financial, Inc., the addition of receive-fixed swaps against floating-rate commercial loans and a decrease in long-term market interest rates. To a lesser degree, the impacts of the increases in outstanding taxable securities balances and migration from noninterest-bearing deposits to interest-bearing deposits with higher attrition assumptions were partially offset by overall deposit growth. The sensitivity to a -175 bps shock is primarily due to the current market rates limiting deposit repricing and the corresponding convexity profiles of mortgage based assets.

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

Tables 64 and 65 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information including the notional amount and fair values of these derivatives, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 64: Weighted Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
	Notional	Fair	Maturity	Receive	LIBOR Index /
As of September 30, 2019 ($ in millions)	Amount	Value	(years)	Rate	Strike
Interest rate swaps – cash flow – receive-fixed	$7,000	(71)	4.1	3.0%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting(a)	1,000	(1)	5.3	3.2	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	456	7.1	3.3	1 ML / 3ML
Total interest rate swaps	$10,705	384

Interest rate floors – cash flow – forward starting(b)	$3,000	156	5.2	N/A	1 ML / 2.25%

(a)Forward starting swaps will become effective January 2, 2020.

(b)Forward starting floors will become effective December 16, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 65: Weighted Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
	Notional	Fair	Maturity	Receive	LIBOR Index /
As of December 31, 2018 ($ in millions)	Amount	Value	(years)	Rate	Strike
Interest rate swaps – cash flow – receive-fixed	$5,000	(13)	4.6	3.0%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting(a)	3,000	1	5.7	3.1	1 ML
Interest rate swaps – fair value – receive-fixed	3,455	260	6.3	3.8	1 ML / 3ML
Total interest rate swaps	$11,455	248

Interest rate floors – cash flow – forward starting(b)	$3,000	69	6.0	N/A	1 ML / 2.25%

(a)Forward starting swaps will become effective January 2, 2020.

(b)Forward starting floors will become effective December 16, 2019.

Additionally, as part of its overall risk management strategy relative to its residential mortgage banking activities, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to residential mortgage loans held for sale through the use of forward contracts and mortgage options.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of September 30, 2019:

TABLE 66: Portfolio Loans and Leases Expected Cash Flows
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$30,055	20,030	683	50,768
Commercial mortgage loans	4,205	5,875	742	10,822
Commercial construction loans	2,732	2,421	128	5,281
Commercial leases	940	1,656	899	3,495
Total commercial loans and leases	37,932	29,982	2,452	70,366
Residential mortgage loans	3,514	7,574	5,587	16,675
Home equity	1,684	3,344	1,190	6,218
Indirect secured consumer loans	4,234	6,151	641	11,026
Credit card	493	1,974	-	2,467
Other consumer loans	1,338	1,144	175	2,657
Total consumer loans	11,263	20,187	7,593	39,043
Total portfolio loans and leases	$49,195	50,169	10,045	109,409

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2019:

TABLE 67: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,132	17,581
Commercial mortgage loans	1,520	5,097
Commercial construction loans	32	2,517
Commercial leases	2,555	-
Total commercial loans and leases	7,239	25,195
Residential mortgage loans	9,552	3,609
Home equity	492	4,042
Indirect secured consumer loans	6,771	21
Credit card	474	1,500
Other consumer loans	1,036	283
Total consumer loans	18,325	9,455
Total portfolio loans and leases	$25,564	34,650

Residential Mortgage Servicing Rights and Interest Rate Risk

The fair value of the residential MSR portfolio was $910 million and $938 million at September 30, 2019 and December 31, 2018, respectively. The portfolio of servicing rights included $263 million of servicing rights acquired in the acquisition of MB Financial, Inc. on March 22, 2019. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and nine months ended September 30, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $120 million and $294 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $50 million and $122 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2019.

Mortgage rates increased during both the three and nine months ended September 30, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $25 million and $103 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS spread assumptions and decreased $33 million and $95 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the three and nine months ended September 30, 2018.

The Bancorp recognized net gains of $130 million and $313 million, respectively, on its non-qualifying hedging strategy for the three and nine months ended September 30, 2019 compared to net losses of $25 million and $107 million, respectively, during the three and nine months ended September 30, 2018. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were zero and $5 million, respectively, during the three and nine months ended September 30, 2019 and net losses of $1 million and $18 million, respectively, during the three and nine months ended September 30, 2018. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2019 and December 31, 2018 was $857 million and $948 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

Commodity Risk

The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and interest rate risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management.

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

Table 66 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $37.2 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2019, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.8 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans and leases totaling $2.6 billion and $7.0 billion during the three and nine months ended September 30, 2019, respectively, compared to $1.7 billion and $4.3 billion during the three and nine months ended September 30, 2018, respectively. For further information on the transfer of financial assets, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the three and nine months ended September 30, 2019 and 2018. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2019, $5.6 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the nine months ended September 30, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes. For further information on a subsequent event related to long-term

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

debt, refer to Note 27 of the Notes to Condensed Consolidated Financial Statements. Additionally, during the nine months ended September 30, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95% non-cumulative Series K perpetual preferred stock, for net proceeds of approximately $242 million.

As of September 30, 2019, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.3 billion was available for issuance. During the nine months ended September 30, 2019, the Bank issued and sold $300 million of senior floating-rate bank notes. Additionally, at September 30, 2019, the Bank had approximately $46.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

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

Liquidity Coverage Ratio and Net Stable Funding Ratio

The Bancorp is subject to the Modified LCR requirement, which stipulates that BHCs with at least $50 billion but less than $250 billion in total consolidated assets that are not internationally active, such as the Bancorp, maintain HQLA equal to their calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Bancorp’s Modified LCR was 116% at September 30, 2019.

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

On October 31, 2018, the Board of Governors of the FRB released a series of regulatory proposals to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”). Among the proposals, the Board of Governors, joined by the Department of Treasury, OCC and the FDIC proposed to remove the application of the LCR regulations and the NSFR from certain BHCs that qualify under the proposal as “Category IV” institutions, primarily those BHCs with consolidated assets between $100 billion and $250 billion, including Fifth Third Bancorp. On October 10, 2019, the Board of Governors of the FRB announced it finalized the rules that tailor its regulations for banks to more closely match their risk profile. Fifth Third, as a Category IV institution, will no longer be subject to the LCR regulations and the NSFR regulations. The final rules are effective December 31, 2019.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 68: Agency Ratings
As of November 8, 2019	Moody's	Standard and Poor's	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank:	Stable	Stable	Stable	Stable

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

TABLE 69: Prescribed Capital Ratios
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

On October 27, 2017 the federal banking regulators published a NPR, Regulatory Capital Simplification, for certain regulatory capital elements with the goal of reducing regulatory compliance burden. On July 22, 2019, the federal banking regulators published the Regulatory Capital Simplification final rule in the Federal Register. Under the final rule, non-advanced approach banks, such as the Bancorp, will be subject to simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions than those currently applied. The final rule increases the deduction threshold for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

capital of unconsolidated financial institutions from 10% to 25% of CET1, but increases the risk-weighted assets percentage for the non-deducted elements from 100% to 250%. The final rule pertaining to these regulatory capital elements is effective on April 1, 2020.

The following table summarizes the Bancorp's capital ratios as of:

TABLE 70: Capital Ratios
($ in millions)	September 30, 2019	December 31, 2018
Quarterly average total Bancorp shareholders' equity as a percent of average assets	12.43%	10.95
Tangible equity as a percent of tangible assets(a)(c)	9.29	9.63
Tangible common equity as a percent of tangible assets(a)(c)	8.21	8.71

Regulatory capital:
CET1 capital	$13,568	12,534
Tier I capital	15,337	13,864
Total regulatory capital	19,413	17,723
Risk-weighted assets(b)	141,880	122,432

Regulatory capital ratios:
CET1 capital	9.56%	10.24
Tier I risk-based capital	10.81	11.32
Total risk-based capital	13.68	14.48
Tier I leverage	9.36	9.72
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.

(c)	Excludes AOCI.

Capital Planning

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Furthermore, each BHC must report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic conditions.

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

In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets.

Preferred Stock Offerings

On August 26, 2019, the Bancorp issued 200,000 shares of 6.00% non-cumulative perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00% non-cumulative perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Condensed Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.

On September 17, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95% non-cumulative perpetual preferred stock, Series K, for net proceeds of approximately $242 million. Each preferred share has a $25,000 liquidation preference. Subject to any required regulatory approval, the Bancorp may redeem the Series K preferred shares at its option (i) in whole or in part, on any dividend payment date on or after September 30, 2024 and (ii) in whole, but not in part, at any time following a regulatory capital event. The Series K preferred shares are not convertible into Bancorp common shares or any other securities.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.24 and $0.18 for the three months ended September 30, 2019 and 2018, respectively, and $0.70 and $0.52 for the nine months ended September 30, 2019 and 2018, respectively. Pursuant to the Bancorp’s Board-approved 2019 capital plan, during the third quarter of 2019, the Bancorp entered into and settled two accelerated share repurchase transactions in the amount of $100 million and $200 million as well as open market share repurchase transactions in the amount of $50 million. Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2019:

TABLE 71: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2019 - July 31, 2019	1,498,911	$29.92	1,316,015	98,683,985
August 1, 2019 - August 31, 2019	12,155,678	25.72	12,077,353	86,606,632
September 1, 2019 - September 30, 2019	26,212	27.72	-	86,606,632
Total	13,680,801	$26.18	13,393,368	86,606,632

(a)Includes 287,433 shares repurchased during the third quarter of 2019 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Quantitative and Qualitative Disclosures about Market Risk (Item 3)

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

Effective March 22, 2019, a wholly-owned subsidiary of the Bancorp merged with and into MB Financial, Inc. with MB Financial, Inc. surviving the merger as a subsidiary of the Bancorp. MB Financial, Inc. subsequently merged with and into the Bancorp. The Bancorp is in the process of integrating the acquired operations into its overall financial reporting process and has extended its oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, other than as noted above, there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2019	2018
Assets
Cash and due from banks	$3,261	2,681
Other short-term investments(a)	3,235	1,825
Available-for-sale debt and other securities(b)	37,178	32,830
Held-to-maturity securities(c)	18	18
Trading debt securities	297	287
Equity securities	459	452
Loans and leases held for sale(d)	1,223	607
Portfolio loans and leases(a)(e)	109,409	95,265
Allowance for loan and lease losses(a)	(1,143)	(1,103)
Portfolio loans and leases, net	108,266	94,162
Bank premises and equipment(f)	2,053	1,861
Operating lease equipment	869	518
Goodwill	4,290	2,478
Intangible assets	201	40
Servicing rights	910	938
Other assets(a)	8,819	7,372
Total Assets	$171,079	146,069
Liabilities
Deposits:
Noninterest-bearing deposits	$35,893	32,116
Interest-bearing deposits	89,454	76,719
Total deposits	125,347	108,835
Federal funds purchased	876	1,925
Other short-term borrowings	4,046	573
Accrued taxes, interest and expenses	2,507	1,562
Other liabilities(a)	2,425	2,498
Long-term debt(a)	14,474	14,426
Total Liabilities	$149,675	129,819
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,770	1,331
Capital surplus	3,589	2,873
Retained earnings	17,786	16,578
Accumulated other comprehensive income (loss)	1,635	(112)
Treasury stock(g)	(5,427)	(6,471)
Total Bancorp shareholders’ equity	$21,404	16,250
Noncontrolling interests	-	-
Total Equity	21,404	16,250
Total Liabilities and Equity	$171,079	146,069

(a)Includes $76 and $40 of other short-term investments, $1,543 and $668 of indirect secured consumer loans, $(9) and $(4) of ALLL, $11 and $5 of other assets, $3 and $1 of other liabilities, and $1,438 and $606 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2019 and December 31, 2018, respectively. For further information refer to Note 13.

(b)Amortized cost of $35,662 and $33,128 at September 30, 2019 and December 31, 2018, respectively.

(c)Fair value of $18 and $18 at September 30, 2019 and December 31, 2018, respectively.

(d)Includes $1,136 and $537 of residential mortgage loans held for sale measured at fair value and $1 and $7 of commercial loans held for sale measured at fair value at September 30, 2019 and December 31, 2018, respectively.

(e)Includes $184 and $179 of residential mortgage loans measured at fair value at September 30, 2019 and December 31, 2018, respectively.

(f)Includes $87 and $42 of bank premises and equipment held for sale at September 30, 2019 and December 31, 2018, respectively.

(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2019 – 718,583,491 (excludes 205,309,090 treasury shares), December 31, 2018 – 646,630,857 (excludes 277,261,724 treasury shares).

(h)500,000 shares of no par value preferred stock were authorized at both September 30, 2019 and December 31, 2018. There were 436,000 and 446,000 unissued shares of undesignated no par value preferred stock at September 30, 2019 and December 31, 2018, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at September 30, 2019. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at September 30, 2019. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions, except share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans and leases	$1,320	1,040	3,799	2,975
Interest on securities	291	269	862	798
Interest on other short-term investments	14	6	33	17
Total interest income	1,625	1,315	4,694	3,790
Interest Expense
Interest on deposits	243	144	692	359
Interest on federal funds purchased	4	10	23	17
Interest on other short-term borrowings	8	6	23	25
Interest on long-term debt	128	112	387	330
Total interest expense	383	272	1,125	731
Net Interest Income	1,242	1,043	3,569	3,059
Provision for credit losses	134	84	310	111
Net Interest Income After Provision for Credit Losses	1,108	959	3,259	2,948
Noninterest Income
Corporate banking revenue	168	100	417	308
Service charges on deposits	143	139	417	414
Wealth and asset management revenue	124	114	358	335
Card and processing revenue	94	82	266	245
Mortgage banking net revenue	95	49	214	158
Other noninterest income	111	86	794	794
Securities gains (losses), net	5	(6)	30	(21)
Securities gains (losses), net - non-qualifying hedges on mortgage
servicing rights	-	(1)	5	(18)
Total noninterest income	740	563	2,501	2,215
Noninterest Expense
Salaries, wages and incentives	497	421	1,527	1,339
Employee benefits	87	82	316	270
Technology and communications	100	71	319	206
Net occupancy expense	84	70	248	219
Card and processing expense	33	31	98	91
Equipment expense	33	31	96	92
Other noninterest expense	325	266	895	767
Total noninterest expense	1,159	972	3,499	2,984
Income Before Income Taxes	689	550	2,261	2,179
Applicable income tax expense	140	114	483	442
Net Income	549	436	1,778	1,737
Less: Net income attributable to noncontrolling interests	-	-	-	-
Net Income Attributable to Bancorp	549	436	1,778	1,737
Dividends on preferred stock	19	15	60	52
Net Income Available to Common Shareholders	$530	421	1,718	1,685
Earnings per share - basic	$0.72	0.62	2.40	2.45
Earnings per share - diluted	$0.71	0.61	2.37	2.41
Average common shares outstanding - basic	726,715,542	667,624,132	708,848,535	680,181,785
Average common shares outstanding - diluted	736,086,399	679,198,715	718,413,237	693,078,647

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Net Income	$549	436	1,778	1,737
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	379	(207)	1,387	(834)
Reclassification adjustment for net (gains) losses included in net income	(2)	-	(2)	7
Unrealized gains (losses) on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	83	(19)	361	(24)
Reclassification adjustment for net (gains) losses included in net income	(4)	2	(2)	2
Defined benefit pension plans, net:
Net actuarial loss arising during period	-	(2)	-	(2)
Reclassification of amounts to net periodic benefit costs	1	3	3	5
Other comprehensive income (loss), net of tax	457	(223)	1,747	(846)
Comprehensive Income	1,006	213	3,525	891
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	-
Comprehensive Income Attributable to Bancorp	$1,006	213	3,525	891

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at June 30, 2018	$2,051	1,331	2,833	15,991	(552)	(5,574)	16,080	20	16,100
Net income				436			436		436
Other comprehensive loss, net of tax					(223)		(223)		(223)
Cash dividends declared:
Common stock(a)				(121)			(121)		(121)
Preferred stock(b)				(15)			(15)		(15)
Shares acquired for treasury						(500)	(500)		(500)
Impact of stock transactions under
stock compensation plans, net			23			1	24		24
Balance at September 30, 2018	$2,051	1,331	2,856	16,291	(775)	(6,073)	15,681	20	15,701

Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671
Net income				549			549		549
Other comprehensive income, net of tax					457		457		457
Cash dividends declared:
Common stock(a)				(175)			(175)		(175)
Preferred stock(b)				(19)			(19)		(19)
Shares acquired for treasury						(350)	(350)		(350)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred
stock issued by a Bancorp subsidiary		197					197	(197)	-
Impact of stock transactions under
stock compensation plans, net			17			7	24		24
Other						5	5		5
Balance at September 30, 2019	$2,051	1,770	3,589	17,786	1,635	(5,427)	21,404	-	21,404

(a)Dividends declared per common share were $0.24 and $0.18 for the three months ended September 30, 2019 and 2018, respectively.

(b)For both the three months ended September 30, 2019 and 2018, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J. For the three months ended September 30, 2019, dividends were $5.83 per preferred share for Perpetual Class B Preferred Stock, Series A and $15.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., previously a subsidiary of the Bancorp.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change
in accounting principles				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				1,737			1,737		1,737
Other comprehensive loss, net of tax					(846)		(846)		(846)
Cash dividends declared:
Common stock(a)				(355)			(355)		(355)
Preferred stock(b)				(52)			(52)		(52)
Shares acquired for treasury			41			(1,094)	(1,053)		(1,053)
Impact of stock transactions under
stock compensation plans, net			25			21	46		46
Other				(2)		2	-		-
Balance at September 30, 2018	$2,051	1,331	2,856	16,291	(775)	(6,073)	15,681	20	15,701

Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250
Impact of cumulative effect of change
in accounting principles(c)				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	-	16,260
Net income				1,778			1,778		1,778
Other comprehensive income, net of tax					1,747		1,747		1,747
Cash dividends declared:
Common stock(a)				(518)			(518)		(518)
Preferred stock(b)				(60)			(60)		(60)
Shares acquired for treasury						(1,463)	(1,463)		(1,463)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred
stock issued by a Bancorp subsidiary		197					197	(197)	-
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Impact of stock transactions under
stock compensation plans, net			5	1		53	59		59
Other			(1)	(3)		7	3		3
Balance at September 30, 2019	$2,051	1,770	3,589	17,786	1,635	(5,427)	21,404	-	21,404
(a)	Dividends declared per common share were $0.70 and $0.52 for the nine months ended September 30, 2019 and 2018, respectively.
(b)

For both the nine months ended September 30, 2019 and 2018, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $1,242.18 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J. For the nine months ended September 30, 2019, dividends were $5.83 per preferred share for Perpetual Class B Preferred Stock, Series A and $30.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., previously a subsidiary of the Bancorp.

(c)	Related to the adoption of ASU 2016-02 as of January 1, 2019. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2019	2018
Operating Activities
Net income	$1,778	1,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	310	111
Depreciation, amortization and accretion	289	275
Stock-based compensation expense	109	106
Benefit from deferred income taxes	(197)	(15)
Securities (gains) losses, net	(30)	23
Securities (gains) losses, net - non-qualifying hedges on mortgage servicing rights	(5)	18
MSR fair value adjustment	416	(8)
Net gains on sales of loans and fair value adjustments on loans held for sale	(96)	(52)
Net losses on disposition and impairment of bank premises and equipment	24	37
Net (gains) losses on disposition and impairment of operating lease equipment	(2)	1
Gain related to Vantiv, Inc.'s acquisition of Worldpay Group plc.	-	(414)
Gain on sale of Worldpay, Inc. shares	(562)	(205)
Proceeds from sales of loans held for sale	5,457	4,017
Cash received under operating leases	111	-
Loans originated or purchased for sale, net of repayments	(6,032)	(4,222)
Dividends representing return on equity investments	40	9
Net change in:
Trading debt and equity securities	66	131
Other assets	(825)	355
Accrued taxes, interest and expenses	(130)	3
Other liabilities	(276)	20
Net Cash Provided by Operating Activities	445	1,927
Investing Activities
Proceeds from sales:
Available-for-sale debt and other securities	8,424	10,867
Loans and leases	221	211
Bank premises and equipment	35	40
Proceeds from repayments / maturities:
Available-for-sale debt and other securities	1,620	1,450
Held-to-maturity securities	3	6
Purchases:
Available-for-sale debt and other securities	(11,204)	(13,322)
Bank premises and equipment	(180)	(145)
MSRs	(26)	(82)
Proceeds from settlement of BOLI	21	11
Proceeds from sales and dividends representing return of equity investments	1,028	601
Net cash received (paid) on acquisitions	1,210	(20)
Net change in:
Federal funds sold	35	-
Other short-term investments	(1,357)	1,324
Loans and leases	(1,132)	(1,882)
Operating lease equipment	(25)	40
Net Cash Used in Investing Activities	(1,327)	(901)
Financing Activities
Net change in:
Deposits	2,027	1,180
Federal funds purchased	(1,049)	2,142
Other short-term borrowings	3,206	(2,898)
Dividends paid on common stock	(486)	(347)
Dividends paid on preferred stock	(60)	(60)
Proceeds from issuance of long-term debt	3,103	2,438
Repayment of long-term debt	(4,012)	(2,774)
Repurchase of treasury stock and related forward contract	(1,463)	(1,053)
Issuance of preferred stock	242	-
Other	(46)	(68)
Net Cash Provided by (Used in) Financing Activities	1,462	(1,440)
Increase (Decrease) in Cash and Due from Banks	580	(414)
Cash and Due from Banks at Beginning of Period	2,681	2,514
Cash and Due from Banks at End of Period	$3,261	2,100

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2019 and 2018 and the cash flows for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2018 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2019	2018
Cash Payments:
Interest	$1,166	760
Income taxes	524	297

Transfers:
Portfolio loans to loans held for sale	191	212
Loans held for sale to portfolio loans	30	83
Portfolio loans to OREO	23	28

Supplemental Disclosures:
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	197	-
Additions to right-of-use assets under operating leases	43	-
Additions to right-of-use assets under finance leases	13	-
Right-of-use assets recognized at adoption of ASU 2016-02	509	-

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

Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s 6.00% non-cumulative Series C perpetual preferred stock with a fair value of $197 million remained outstanding and was recognized as a noncontrolling interest on the Condensed Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controlled 95% of the voting equity interests in MB Financial, Inc. with the remainder attributable to the preferred shareholders’ noncontrolling interest.

On June 24, 2019, MB Financial, Inc. entered into an Agreement and Plan of Merger with the Bancorp to provide for the merger of MB Financial, Inc. with and into the Bancorp, with the Bancorp as the surviving corporation. A special meeting of MB Financial, Inc.’s stockholders was held on August 23, 2019 at which the holders of MB Financial, Inc.’s common stock and preferred stock, voting together as a single class, approved the merger. In the merger, each outstanding share of MB Financial, Inc.’s preferred stock was converted into the right to receive one share of a newly created series of preferred stock of the Bancorp having substantially the same terms as the MB Financial, Inc. preferred stock.

On August 26, 2019, the Bancorp issued 200,000 shares of 6.00% non-cumulative Class B perpetual preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00% non-cumulative Series C perpetual preferred stock in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Condensed Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of September 30, 2019. Fair value estimates, including loans and leases, intangible assets, deposits and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their estimated fair value as of the acquisition date:

($ in millions)
Consideration paid
Cash payments			$469
Fair value of common stock issued			3,121
Stock-based awards			38
Dividend receivable from MB Financial, Inc.			(20)
Total consideration paid			$3,608

Fair value of noncontrolling interest in acquiree			$197

Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases	13,409	(a)
Bank premises and equipment	250	(a)
Operating lease equipment	416	(a)
Intangible assets	195	(a)
Servicing rights	263
Other assets	723	(a)
Total assets acquired	$17,922
Liabilities
Deposits	$14,489
Other short-term borrowings	267	(a)
Accrued taxes, interest and expenses	260	(a)
Other liabilities	196	(a)
Long-term debt	720	(a)
Total liabilities assumed	$15,932

Net identifiable assets acquired			1,990
Goodwill			$1,815
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

Merger-Related Expenses

Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $28 million and $213 million for the three and nine months ended September 30, 2019, respectively.

The following table provides a summary of merger-related expenses recorded in noninterest expense:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Salaries, wages and incentives	$14	-	85	-
Employee benefits	-	-	3	-
Technology and communications	8	-	68	-
Net occupancy expense	3	-	10	-
Card and processing expense	-	-	1	-
Equipment expense	-	-	1	-
Other noninterest expense	3	1	45	3
Total	$28	1	213	3

Pro Forma Information

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Unaudited Pro Forma Information		Unaudited Pro Forma Information
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Net interest income	$1,222	1,214	3,692	3,583
Noninterest income	738	661	2,600	2,514
Net income attributable to common shareholders	513	469	1,824	1,743

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates are considered preliminary as of September 30, 2019.

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,139
Less: Nonaccretable difference	81
Cash flows expected to be collected	1,058
Less: Accretable yield	202
Fair value of loans acquired	$856

A summary of activity related to accretable yield is as follows:

($ in millions)	Accretable Yield
Balance as of December 31, 2018	$-
Additions	202
Accretion	(30)
Reclassifications (to) from nonaccretable difference	(2)
Balance as of September 30, 2019	$170

As of September 30, 2019, contractual balances on the purchased PCI loans and leases totaled $872 million with a corresponding carry value of $637 million.

At the MB Financial, Inc. acquisition date, contractual balances on the purchased non-PCI loans and leases totaled $12.7 billion with a corresponding fair value of $12.5 billion.

Bank Merger

On May 3, 2019 MB Financial Bank, N.A. merged with and into Fifth Third Bank, with Fifth Third Bank as the surviving entity. Fifth Third Bank is a subsidiary of Fifth Third Bancorp.

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

Standards Issued but Not Yet Adopted

The following accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2019:

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for the Bancorp on January 1, 2020. Early adoption is permitted, but the Bancorp will adopt on the mandatory effective date. The amended

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.

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

The Bancorp’s implementation process includes data sourcing and validation, loss model development, development of governance processes over economic forecasting, development of a qualitative framework, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls and overall operational readiness for adoption of the amended guidance, which will continue throughout 2019, including parallel runs for the expected credit loss accounting model alongside the Bancorp’s current ALLL process. The Bancorp is in the process of validating and implementing models used to estimate credit losses under the amended guidance and expects to complete the validation process for its loan models during 2019.

Based on the composition and credit quality of its investment securities portfolio as of September 30, 2019, the Bancorp does not currently expect adoption of the amendments related to investment securities to have a material impact on the Condensed Consolidated Financial Statements.

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

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The amended guidance is effective for the Bancorp on January 1, 2020 with early adoption permitted. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Also, early adoption of the removed and modified disclosure requirements is permitted before adoption of the newly added requirements. The Bancorp plans to adopt the amended guidance effective January 1, 2020 and will conform to the amended disclosure requirements in the Bancorp’s first quarter of 2020 Form 10-Q.

ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which provides guidance on the accounting for implementation, setup, and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The amended guidance is effective for the Bancorp on January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively. The Bancorp plans to adopt the amended guidance on January 1, 2020 and to apply the amendments prospectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Investment Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2019 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$74	1	-	75
Obligations of states and political subdivisions securities	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	15,185	510	(1)	15,694
Agency commercial mortgage-backed securities	14,451	826	(1)	15,276
Non-agency commercial mortgage-backed securities	3,246	154	-	3,400
Asset-backed securities and other debt securities	2,129	37	(10)	2,156
Other securities(a)	575	-	-	575
Total available-for-sale debt and other securities	$35,662	1,528	(12)	37,178
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$18	-	-	18

(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $96, $477 and $2, respectively, at September 30, 2019, that are carried at cost.

	Amortized	Unrealized	Unrealized	Fair
December 31, 2018 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$98	-	(1)	97
Obligations of states and political subdivisions securities	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	16,403	86	(242)	16,247
Agency commercial mortgage-backed securities	10,770	44	(164)	10,650
Non-agency commercial mortgage-backed securities	3,305	9	(47)	3,267
Asset-backed securities and other debt securities	1,998	27	(10)	2,015
Other securities(a)	552	-	-	552
Total available-for-sale debt and other securities	$33,128	166	(464)	32,830
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$18	-	-	18
(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

	September 30,	December 31,
($ in millions)	2019	2018
Trading debt securities	$297	287
Equity securities	459	452

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Available-for-sale debt and other securities:
Realized gains	$3	4	51	61
Realized losses	-	(4)	(47)	(69)
OTTI	-	-	(1)	-
Net realized gains (losses) on available-for sale debt and other securities	$3	-	3	(8)
Total trading debt securities gains (losses)	$-	(1)	5	(18)
Total equity securities gains (losses)(a)	$2	(6)	27	(13)
Total gains (losses) recognized in income from available-for-sale debt and other
securities, trading debt securities and equity securities(b)	$5	(7)	35	(39)

(a)Includes an immaterial net unrealized gain and a net unrealized gain of $23 for the three and nine months ended September 30, 2019, respectively, and net unrealized losses of $6 and $12 for the three and nine months ended September 30, 2018, respectively.

(b)Excludes an insignificant amount of securities gains (losses) included in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

At September 30, 2019 and December 31, 2018, investment securities with a fair value of $7.4 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of September 30, 2019 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$197	207	2	2
1-5 years	13,391	13,817	14	14
5-10 years	16,568	17,390	-	-
Over 10 years	4,931	5,189	2	2
Other securities	575	575	-	-
Total	$35,662	37,178	18	18

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

The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2019
Agency residential mortgage-backed securities	$121	(1)	4	-	125	(1)
Agency commercial mortgage-backed securities	134	(1)	-	-	134	(1)
Asset-backed securities and other debt securities	453	(6)	196	(4)	649	(10)
Total	$708	(8)	200	(4)	908	(12)
December 31, 2018
U.S. Treasury and federal agency securities	$-	-	97	(1)	97	(1)
Agency residential mortgage-backed securities	3,235	(21)	7,892	(221)	11,127	(242)
Agency commercial mortgage-backed securities	2,022	(37)	5,260	(127)	7,282	(164)
Non-agency commercial mortgage-backed securities	884	(6)	1,621	(41)	2,505	(47)
Asset-backed securities and other debt securities	314	(6)	241	(4)	555	(10)
Total	$6,455	(70)	15,111	(394)	21,566	(464)

At both September 30, 2019 and December 31, 2018, an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

	September 30,	December 31,
($ in millions)	2019	2018
Loans and leases held for sale:
Commercial and industrial loans	$86	67
Commercial mortgage loans	-	3
Residential mortgage loans	1,137	537
Total loans and leases held for sale	$1,223	607
Portfolio loans and leases:
Commercial and industrial loans	$50,768	44,340
Commercial mortgage loans	10,822	6,974
Commercial construction loans	5,281	4,657
Commercial leases	3,495	3,600
Total commercial loans and leases	$70,366	59,571
Residential mortgage loans	$16,675	15,504
Home equity	6,218	6,402
Indirect secured consumer loans	11,026	8,976
Credit card	2,467	2,470
Other consumer loans	2,657	2,342
Total consumer loans	$39,043	35,694
Total portfolio loans and leases	$109,409	95,265

Portfolio loans and leases are recorded net of unearned income, which totaled $404 million as of September 30, 2019 and $479 million as of December 31, 2018. Additionally, portfolio loans and leases, excluding PCI loans, are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $202 million and $296 million as of September 30, 2019 and December 31, 2018, respectively.

The Bancorp’s FHLB and FRB borrowings are generally secured by loans. The Bancorp had loans of $16.6 billion and $13.1 billion at September 30, 2019 and December 31, 2018, respectively, pledged at the FHLB, and loans of $48.1 billion and $42.6 billion at September 30, 2019 and December 31, 2018, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Carrying Value		and Still Accruing
	September 30,	December 31,	September 30,	December 31,
($ in millions)	2019	2018	2019	2018
Commercial and industrial loans	$50,854	44,407	15	4
Commercial mortgage loans	10,822	6,977	18	2
Commercial construction loans	5,281	4,657	1	-
Commercial leases	3,495	3,600	1	-
Residential mortgage loans	17,812	16,041	48	38
Home equity	6,218	6,402	-	-
Indirect secured consumer loans	11,026	8,976	10	12
Credit card	2,467	2,470	38	37
Other consumer loans	2,657	2,342	1	-
Total loans and leases	$110,632	95,872	132	93
Less: Loans and leases held for sale	1,223	607
Total portfolio loans and leases	$109,409	95,265

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Commercial and industrial loans	$29	28	67	102
Commercial mortgage loans	-	(1)	(1)	3
Commercial construction loans	-	-	-	-
Commercial leases	4	-	7	-
Residential mortgage loans	1	2	1	6
Home equity	2	3	8	9
Indirect secured consumer loans	13	9	34	28
Credit card	33	21	101	72
Other consumer loans	17	10	39	27
Total net charge-offs	$99	72	256	247

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

The following table presents the components of the net investment in leases as of:

($ in millions)	September 30, 2019(a)
Net investment in direct financing leases:
Lease payment receivable (present value)	$2,415
Unguaranteed residual assets (present value)	226
Net discount on acquired leases	(6)
Deferred selling profits	-
Net investment in sales-type leases:
Lease payment receivable (present value)	357
Unguaranteed residual assets (present value)	11
Net discount on acquired leases	-

(a) Excludes $492 of leveraged leases at September 30, 2019.

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

Interest income recognized in the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2019 was $22 million and $70 million, respectively, for direct financing leases and $4 million and $7 million, respectively, for sale-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

	Direct Financing Leases	Sales-Type Leases
As of September 30, 2019 ($ in millions)
Remainder of 2019	$220	19
2020	693	81
2021	514	91
2022	433	73
2023	262	43
2024	184	33
Thereafter	274	63
Total undiscounted cash flows	$2,580	403
Less: Difference between undiscounted cash flows and discounted cash flows	165	46
Present value of lease payments (recognized as lease receivables)	$2,415	357

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. At September 30, 2019, the Bancorp maintained an allowance of $20 million to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.

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

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

		Residential
For the three months ended September 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$651	76	276	112	1,115
Losses charged-off(a)	(34)	(2)	(94)	-	(130)
Recoveries of losses previously charged-off(a)	1	1	29	-	31
Provision for loan and lease losses	53	-	72	2	127
Balance, end of period	$671	75	283	114	1,143
(a)

For the three months ended September 30, 2019, the Bancorp recorded $12 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the three months ended September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$654	86	229	108	1,077
Losses charged-off(a)	(36)	(3)	(73)	-	(112)
Recoveries of losses previously charged-off(a)	9	1	30	-	40
Provision for (benefit from) loan and lease losses	29	(1)	57	1	86
Balance, end of period	$656	83	243	109	1,091
(a)

For the three months ended September 30, 2018, the Bancorp recorded $8 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the nine months ended September 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(87)	(5)	(266)	-	(358)
Recoveries of losses previously charged-off(a)	14	4	84	-	102
Provision for (benefit from) loan and lease losses	99	(5)	198	4	296
Balance, end of period	$671	75	283	114	1,143
(a)

For the nine months ended September 30, 2019, the Bancorp recorded $35 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
For the nine months ended September 30, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(124)	(10)	(200)	-	(334)
Recoveries of losses previously charged-off(a)	19	4	64	-	87
Provision for (benefit from) loan and lease losses	8	-	145	(11)	142
Balance, end of period	$656	83	243	109	1,091
(a)

For the nine months ended September 30, 2018, the Bancorp recorded $18 in losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of September 30, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$53	58	36	-	147
Collectively evaluated for impairment	618	17	247	-	882
Unallocated	-	-	-	114	114
Total ALLL	$671	75	283	114	1,143
Portfolio loans and leases:(b)
Individually evaluated for impairment	$358	758	255	-	1,371
Collectively evaluated for impairment	69,427	15,695	22,095	-	107,217
Purchased credit impaired	581	38	18	-	637
Total portfolio loans and leases	$70,366	16,491	22,368	-	109,225
(a)	Includes $1 related to leveraged leases at September 30, 2019.
(b)	Excludes $184 of residential mortgage loans measured at fair value and includes $492 of leveraged leases, net of unearned income at September 30, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Residential
As of December 31, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$42	61	38	-	141
Collectively evaluated for impairment	603	20	229	-	852
Unallocated	-	-	-	110	110
Total ALLL	$645	81	267	110	1,103
Portfolio loans and leases:(b)
Individually evaluated for impairment	$277	736	278	-	1,291
Collectively evaluated for impairment	59,294	14,589	19,912	-	93,795
Total portfolio loans and leases	$59,571	15,325	20,190	-	95,086
(a)	Includes $1 related to leveraged leases at December 31, 2018.
(b)	Excludes $179 of residential mortgage loans measured at fair value and includes $624 of leveraged leases, net of unearned income at December 31, 2018.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of September 30, 2019 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$47,944	1,300	1,513	11	50,768
Commercial mortgage owner-occupied loans	4,419	152	197	-	4,768
Commercial mortgage nonowner-occupied loans	5,786	76	192	-	6,054
Commercial construction loans	5,192	42	47	-	5,281
Commercial leases	3,364	42	89	-	3,495
Total commercial loans and leases	$66,705	1,612	2,038	11	70,366

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Special
As of December 31, 2018 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$42,695	779	853	13	44,340
Commercial mortgage owner-occupied loans	3,122	23	139	-	3,284
Commercial mortgage nonowner-occupied loans	3,632	27	31	-	3,690
Commercial construction loans	4,657	-	-	-	4,657
Commercial leases	3,475	72	53	-	3,600
Total commercial loans and leases	$57,581	901	1,076	13	59,571

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	September 30, 2019		December 31, 2018
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$16,469	22	15,303	22
Home equity	6,138	80	6,332	70
Indirect secured consumer loans	11,024	2	8,975	1
Credit card	2,440	27	2,444	26
Other consumer loans	2,655	2	2,341	1
Total residential mortgage and consumer loans(a)	$38,726	133	35,395	120

(a) Excludes $184 and $179 of residential mortgage loans measured at fair value at September 30, 2019 and December 31, 2018, respectively.

Age Analysis of Past Due Loans and Leases
The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of September 30, 2019 ($ in millions)	Leases(b)(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$50,504	131	133	264	50,768	15
Commercial mortgage owner-occupied loans	4,742	9	17	26	4,768	3
Commercial mortgage nonowner-occupied loans	6,025	13	16	29	6,054	15
Commercial construction loans	5,280	-	1	1	5,281	1
Commercial leases	3,479	2	14	16	3,495	1
Residential mortgage loans(a)	16,390	32	69	101	16,491	48
Consumer loans:
Home equity	6,097	63	58	121	6,218	-
Indirect secured consumer loans	10,892	120	14	134	11,026	10
Credit card	2,375	49	43	92	2,467	38
Other consumer loans	2,633	21	3	24	2,657	1
Total portfolio loans and leases(a)	$108,417	440	368	808	109,225	132
(a)		Excludes $184 of residential mortgage loans measured at fair value at September 30, 2019.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2019, $96 of these loans were 30-89 days past due and $274 were 90 days or more past due. The Bancorp recognized $1 of losses during both the three and nine months ended September 30, 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.

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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

	Unpaid
	Principal	Recorded
As of September 30, 2019 ($ in millions)	Balance	Investment	ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$257	178	44
Commercial mortgage owner-occupied loans	5	5	-
Commercial mortgage nonowner-occupied loans	1	1	-
Commercial leases	31	27	9
Restructured residential mortgage loans	451	448	58
Restructured consumer loans:
Home equity	134	134	22
Indirect secured consumer loans	4	4	1
Credit card	46	44	13
Total impaired portfolio loans and leases with a related ALLL	$929	841	147
With no related ALLL:
Commercial loans:
Commercial and industrial loans	$129	121	-
Commercial mortgage owner-occupied loans	21	20	-
Commercial mortgage nonowner-occupied loans	3	3	-
Commercial leases	3	3	-
Restructured residential mortgage loans	328	310	-
Restructured consumer loans:
Home equity	73	72	-
Indirect secured consumer loans	1	1	-
Total impaired portfolio loans with no related ALLL	$558	530	-
Total impaired portfolio loans and leases	$1,487	1,371 (a)	147

(a)Includes $34, $748 and $210, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $235, $10 and $45, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at September 30, 2019.

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

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended		For the nine months ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial loans and leases:
Commercial and industrial loans	$329	2	294	6
Commercial mortgage owner-occupied loans	26	-	22	-
Commercial mortgage nonowner-occupied loans	5	-	9	-
Commercial leases	33	-	28	1
Restructured residential mortgage loans	751	7	742	22
Restructured consumer loans:
Home equity	209	3	217	9
Indirect secured consumer loans	5	-	6	-
Credit card	43	1	43	3
Total average impaired portfolio loans and leases	$1,401	13	1,361	41

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018		September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial loans and leases:
Commercial and industrial loans	$313	3	408	13
Commercial mortgage owner-occupied loans	11	-	17	-
Commercial mortgage nonowner-occupied loans	21	-	27	-
Commercial leases	28	-	17	-
Restructured residential mortgage loans	767	7	744	21
Restructured consumer loans:
Home equity	239	3	248	9
Indirect secured consumer loans	7	-	8	-
Credit card	44	1	44	3
Total average impaired loans and leases	$1,430	14	1,513	46

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30,	December 31,
($ in millions)	2019	2018
Commercial loans and leases:
Commercial and industrial loans	$293	193
Commercial mortgage owner-occupied loans	24	11
Commercial mortgage nonowner-occupied loans	2	2
Commercial leases	30	22
Total nonaccrual portfolio commercial loans and leases	349	228
Residential mortgage loans	22	22
Consumer loans:
Home equity	80	69
Indirect secured consumer loans	2	1
Credit card	27	27
Other consumer loans	2	1
Total nonaccrual portfolio consumer loans	111	98
Total nonaccrual portfolio loans and leases(a)(b)	$482	348
OREO and other repossessed property	37	47
Total nonperforming portfolio assets(a)(b)	$519	395
(a)	Excludes $13 and $16 of nonaccrual loans held for sale at September 30, 2019 and December 31, 2018, respectively.
(b)

Includes $15 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2019 and December 31, 2018, respectively, of which $10 and $2 are restructured nonaccrual government insured commercial loans at September 30, 2019 and December 31, 2018, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $200 million and $153 million as of September 30, 2019 and December 31, 2018, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $46 million and $59 million, respectively, as of September 30, 2019 compared with $24 million and $67 million, respectively, as of December 31, 2018.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

		Recorded Investment	Increase
	Number of Loans	in Loans Modified	(Decrease)	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
September 30, 2019 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	27	$72	(1)	-
Commercial mortgage owner-occupied loans	4	1	-	-
Residential mortgage loans	256	39	1	-
Consumer loans:
Home equity	21	1	-	-
Indirect secured consumer loans	27	-	-	-
Credit card	1,467	8	2	1
Total portfolio loans	1,802	$121	2	1
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

		Recorded Investment	(Decrease)
	Number of Loans	in Loans Modified	Increase	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
September 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	16	$52	(7)	7
Residential mortgage loans	185	24	1	-
Consumer loans:
Home equity	30	2	-	-
Indirect secured consumer loans	25	-	-	-
Credit card	1,547	8	2	-
Total portfolio loans	1,803	$86	(4)	7
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

		Recorded Investment	(Decrease)
	Number of Loans	in Loans Modified	Increase	Charge-offs
	Modified in a TDR	in a TDR	to ALLL Upon	Recognized Upon
September 30, 2019 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans:
Commercial and industrial loans	65	$168	(15)	5
Commercial mortgage owner-occupied loans	13	10	-	-
Residential mortgage loans	531	74	1	-
Consumer loans:
Home equity	58	3	-	-
Indirect secured consumer loans	65	-	-	-
Credit card	4,250	24	6	3
Total portfolio loans	4,982	$279	(8)	8
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Recorded Investment
	Number of Loans	in Loans and Leases	Increase	Charge-offs
	Modified in a TDR	Modified in a TDR	to ALLL Upon	Recognized Upon
September 30, 2018 ($ in millions)(a)	During the Period(b)	During the Period	Modification	Modification
Commercial loans and leases:
Commercial and industrial loans	41	$187	2	7
Commercial mortgage owner-occupied loans	2	-	-	-
Residential mortgage loans	969	148	4	-
Consumer loans:
Home equity	84	6	-	-
Indirect secured consumer loans	64	-	-	-
Credit card	5,187	27	6	1
Total portfolio loans	6,347	$368	12	8
(a)		Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)		Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2019 and 2018 and were within 12 months of the restructuring date:

	Number of	Recorded
September 30, 2019 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	1	$3
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	67	10
Consumer loans:
Home equity	7	-
Credit card	69	-
Total portfolio loans	146	$13

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

	Number of	Recorded
September 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	5	$32
Residential mortgage loans	28	4
Consumer loans:
Home equity	4	-
Credit card	146	1
Total portfolio loans	183	$37

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2019 and 2018 and were within twelve months of the restructuring date:

	Number of	Recorded
September 30, 2019 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	8	$20
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	196	30
Consumer loans:
Home equity	12	-
Credit card	605	3
Total portfolio loans	825	$54

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

	Number of	Recorded
September 30, 2018 ($ in millions)(a)	Contracts	Investment
Commercial loans:
Commercial and industrial loans	8	$61
Commercial mortgage owner-occupied loans	2	-
Residential mortgage loans	138	24
Consumer loans:
Home equity	6	-
Credit card	525	3
Total portfolio loans	679	$88

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:
($ in millions)	September 30, 2019	December 31, 2018
Land and improvements(a)	$640	586
Buildings(a)	1,552	1,547
Equipment	2,095	1,987
Leasehold improvements	415	403
Construction in progress(a)	98	81
Bank premises and equipment held for sale:
Land and improvements	50	25
Buildings	32	14
Equipment	5	3
Accumulated depreciation and amortization	(2,834)	(2,785)
Total bank premises and equipment	$2,053	1,861

(a) At September 30, 2019 and December 31, 2018, land and improvements, buildings and construction in progress included $60 and $55, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of September 30, 2019, the Bancorp expects the total number of branch closures under the 2018 Branch Optimization Plan to be approximately 125 branches of which 65 branches have already been closed and an additional 4 branches are expected to close in the fourth quarter of 2019, 30 branches have been identified for closure in 2020 and the Bancorp expects to identify the remaining branches to be closed under the 2018 Branch Optimization Plan in 2020 with expected closure dates in 2021.

As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the 46th location is expected to close in the first quarter of 2020. These 46 branches are not part of the aforementioned 2018 Branch Optimization Plan and are in addition to the branch in the Chicago market that the Bancorp closed in November 2018. In addition, the Bancorp has identified 11 other non-branch locations with a fair value, less cost to sell, of $10 million that were acquired from MB Financial, Inc. and are classified as held for sale by the Bancorp.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $5 million and immaterial for the three months ended September 30, 2019 and 2018, respectively. Impairment losses associated with such assessments and lower of cost or market adjustments were $27 million and $41 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that have been assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Operating Lease Equipment

Operating lease equipment was $869 million and $518 million at September 30, 2019 and December 31, 2018, respectively. Lease income relating to lease payments for operating leases was $44 million and $20 million for the three months ended September 30, 2019 and 2018, respectively and $110 million and $65 million for the nine months ended September 30, 2019 and 2018, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize impairment losses associated with operating lease assets for both the three months and nine months ended September 30, 2019 and recognized $2 million and $4 million of impairment losses for the three and nine months ended September 30, 2018, respectively. The recognized impairment losses were recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2019 through 2024 and thereafter:

Undiscounted Cash Flows
As of September 30, 2019 ($ in millions)
Remainder of 2019	$41
2020	143
2021	114
2022	85
2023	61
2024	36
Thereafter	62
Total operating lease payments	$542

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$462
Finance lease right-of-use assets	Bank premises and equipment	25
Total right-of-use assets(a)		$487
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$543
Finance lease liabilities	Long-term debt	26
Total lease liabilities		$569

(a) Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $57 and $25 as of September 30, 2019, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the components of lease costs:

		For the three months ended September 30, 2019	For the nine months ended September 30, 2019
($ in millions)	Condensed Consolidated Statements of Income Caption
Lease costs:
Amortization of right-of-use assets	Net occupancy and equipment expense	$2	5
Interest on lease liabilities	Interest on long-term debt	-	-
Total finance lease costs		$2	5
Operating lease cost	Net occupancy expense	$25	72
Short-term lease cost	Net occupancy expense	-	-
Variable lease cost	Net occupancy expense	7	23
Sublease income	Net occupancy expense	(1)	(3)
Total operating lease costs		$31	92
Total lease costs		$33	97

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $5 million and $12 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the three and nine months ended September 30, 2019, respectively. The recognized impairment losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2019 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

	Operating Leases	Finance Leases
As of September 30, 2019 ($ in millions)			Total
Remainder of 2019	$25	2	27
2020	88	6	94
2021	77	5	82
2022	72	4	76
2023	63	1	64
2024	55	1	56
Thereafter	258	14	272
Total undiscounted cash flows	$638	33	671
Less: Difference between undiscounted cash flows and discounted cash flows	95	7	102
Present value of lease liabilities	$543	26	569

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	9.35
Finance leases	11.35
Weighted-average discount rate:
Operating leases	3.24%
Finance leases	4.78

The following table presents information related to lease transactions for the nine months ended:

($ in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$72
Operating cash flows from finance leases	1
Financing cash flows from finance leases	3

Gains on sale and leaseback transactions	5
(a)	The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Goodwill

Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. On March 22, 2019 the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded $1.8 billion of goodwill. The estimated fair value of assets acquired, liabilities assumed and noncontrolling interest recognized are considered preliminary as of September 30, 2019 and are subject to change for up to one year after the acquisition date as additional information becomes available. The amount of goodwill recognized and the allocation to the Bancorp’s reporting units are also considered preliminary and subject to change for up to one year from the acquisition date.

The Bancorp completed its annual goodwill impairment test as of September 30, 2019 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
($ in millions)	Banking	Banking	Lending	Management	and Other	Total
Goodwill	$1,363	1,655	215	177	-	3,410
Accumulated impairment losses	(750)	-	(215)	-	-	(965)
Net carrying value as of December 31, 2017	$613	1,655	-	177	-	2,445
Acquisition activity	17	-	-	16	-	33
Net carrying value as of December 31, 2018	$630	1,655	-	193	-	2,478
Acquisition activity	1,352	399	-	64	-	1,815
Sale of business	-	-	-	(3)	-	(3)
Net carrying value as of September 30, 2019	$1,982	2,054	-	254	-	4,290

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

The details of the Bancorp’s intangible assets are shown in the following table:

	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount
As of September 30, 2019
Core deposit intangibles	$229	(57)	172
Customer relationships	29	(5)	24
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$275	(74)	201
As of December 31, 2018
Core deposit intangibles	$34	(30)	4
Customer relationships	32	(3)	29
Non-compete agreements	14	(11)	3
Other	7	(3)	4
Total intangible assets	$87	(47)	40

As of September 30, 2019, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $14 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $31 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively. The Bancorp's projection of amortization expense shown in the following table is based on existing balances as of September 30, 2019. Future amortization expense may vary from these projections.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Estimated amortization expense for the remainder of 2019 through 2023 is as follows:

($ in millions)	Total
Remainder of 2019	$14
2020	48
2021	40
2022	32
2023	24

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	September 30, 2019	December 31, 2018
Assets:
Other short-term investments	$76	40
Indirect secured consumer loans	1,543	668
ALLL	(9)	(4)
Other assets	11	5
Total assets	$1,621	709
Liabilities:
Other liabilities	$3	1
Long-term debt	1,438	606
Total liabilities	$1,441	607

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

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

	Total	Total	Maximum
September 30, 2019 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,424	440	1,424
Private equity investments	84	-	161
Loans provided to VIEs	2,628	-	3,979
Lease pool entities	66	-	66

	Total	Total	Maximum
December 31, 2018 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,198	376	1,198
Private equity investments	41	-	73
Loans provided to VIEs	2,331	-	3,617

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

At both September 30, 2019 and December 31, 2018, the Bancorp’s CDC investments included $1.1 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $440 million and $374 million at September 30, 2019 and December 31, 2018, respectively. The unfunded commitments as of September 30, 2019 are expected to be funded from 2019 to 2035.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Statements of Income Caption(a)	2019	2018	2019	2018
Proportional amortization	Applicable income tax expense	$31	35	105	118
Tax credits and other benefits	Applicable income tax expense	(35)	(44)	(122)	(146)

(a) The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2019 and 2018.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at September 30, 2019 and December 31, 2018, the unfunded commitment amounts to the funds were $77 million and $32 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $2 million and $1 million during the three months ended September 30, 2019 and 2018, respectively, and $9 million and $6 million during the nine months ended September 30, 2019 and 2018, respectively. The Bancorp did not recognize OTTI associated with certain nonconforming investments affected by the Volcker Rule during both the three months ended September 30, 2019 and 2018, respectively, and recognized zero and $8 million during the nine months ended September 30, 2019 and 2018, respectively. Refer to Note 25 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of September 30, 2019 and December 31, 2018, the Bancorp’s unfunded commitments to these entities were $1.4 billion and $1.3 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and nine months ended September 30, 2019 and 2018. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Residential mortgage loan sales(a)	$2,397	1,446	5,212	3,919

Origination fees and gains on loan sales	64	25	126	77
Gross mortgage servicing fees	71	56	196	162

(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights

The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2019	2018
Balance, beginning of period	$938	858
Servicing rights originated - residential mortgage loans	99	62
Servicing rights acquired - residential mortgage loans	26	82
Servicing rights obtained in acquisition - residential mortgage loans	263	-
Changes in fair value:
Due to changes in inputs or assumptions(a)	(294)	103
Other changes in fair value(b)	(122)	(95)
Balance, end of period	$910	1,010

(a)Primarily reflects changes in prepayment speed and OAS spread assumptions which are updated based on market interest rates.

(b)Primarily reflects changes due to collection of contractual cash flows and the passage of time.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale debt and trading debt securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS spreads, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Securities gains (losses), net - non-qualifying hedges on MSRs	$-	(1)	5	(18)
Changes in fair value and settlement of free-standing derivatives purchased
to economically hedge the MSR portfolio(a)	130	(24)	308	(89)
MSR fair value adjustment due to changes in inputs or assumptions(a)	(120)	25	(294)	103

(a) Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2019 and 2018 were as follows:

		September 30, 2019			September 30, 2018
	Rate	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.5	13.7%	543	6.5	11.1%	517
Servicing rights	Adjustable	-	-	-	3.3	23.7	700

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2019 and December 31, 2018, the Bancorp serviced $82.7 billion and $63.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2019, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS spread are as follows:

				Prepayment				OAS
				Speed Assumption				Spread Assumption
								OAS Spread	Impact of
			Weighted-		Impact of Adverse Change				Adverse Change
		Fair	Average Life		on Fair Value				on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$899	4.7	15.4%	$(32)	(62)	(143)	619	$(18)	(36)
Servicing rights	Adjustable	11	3.4	23.4	(1)	(1)	(3)	914	-	-

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2019 and December 31, 2018, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $481 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $748 million and $249 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $21 million and $3 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2019 and December 31, 2018, the balance of collateral posted by the Bancorp for derivative liabilities was $241 million and $551 million, respectively. Additionally, as of September 30, 2019 and December 31, 2018, $528 million and $23 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2019 and December 31, 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit-risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
September 30, 2019 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	459	3
Total fair value hedges		459	3
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	156	-
Interest rate swaps related to C&I loans	8,000	-	72
Total cash flow hedges		156	72
Total derivatives designated as qualifying hedging instruments		615	75
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,420	178	12
Forward contracts related to residential mortgage loans held for sale	2,693	3	5
Swap associated with the sale of Visa, Inc. Class B Shares	2,834	-	146
Total free-standing derivatives - risk management and other business purposes		181	163
Free-standing derivatives - customer accommodation:
Interest rate contracts(a)	71,511	727	169
Interest rate lock commitments	1,096	24	-
Commodity contracts	8,144	368	353
TBA securities	28	-	-
Foreign exchange contracts	13,924	182	151
Total free-standing derivatives - customer accommodation		1,301	673
Total derivatives not designated as qualifying hedging instruments		1,482	836
Total		$2,097	911

(a)Derivative assets and liabilities are presented net of variation margin of $36 and $621, respectively.

		Fair Value
	Notional	Derivative	Derivative
December 31, 2018 ($ in millions)	Amount	Assets	Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,455	262	2
Total fair value hedges		262	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	69	-
Interest rate swaps related to C&I loans	8,000	15	27
Total cash flow hedges		84	27
Total derivatives designated as qualifying hedging instruments		346	29
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	10,045	40	14
Forward contracts related to residential mortgage loans held for sale	926	-	8
Swap associated with the sale of Visa, Inc. Class B Shares	2,174	-	125
Foreign exchange contracts	133	4	-
Total free-standing derivatives - risk management and other business purposes		44	147
Free-standing derivatives - customer accommodation:
Interest rate contracts	55,012	262	278
Interest rate lock commitments	407	7	-
Commodity contracts	6,511	307	278
TBA securities	18	-	-
Foreign exchange contracts	13,205	148	142
Total free-standing derivatives - customer accommodation		724	698
Total derivatives not designated as qualifying hedging instruments		768	845
Total		$1,114	874

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2019, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2019, that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

		For the three months		For the nine months
	Condensed Consolidated	ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$75	(29)	219	(110)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(74)	31	(214)	113

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

	Condensed Consolidated
($ in millions)	Balance Sheets Caption	September 30, 2019
Carrying amount of the hedged items	Long-term debt	$3,455
Cumulative amount of fair value hedging adjustments included in the carrying
amount of the hedged items	Long-term debt	(467)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2019, all hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2019, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 63 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2019 and December 31, 2018, $519 million and $160 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2019, $10 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2019.

During the three and nine months ended September 30, 2019 and 2018, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Amount of pretax net gains (losses) recognized in OCI	$105	(25)	456	(31)
Amount of pretax net gains (losses) reclassified from OCI into net income	5	(2)	2	(2)

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

		For the three months		For the nine months
	Condensed Consolidated	ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Interest rate contracts:
Forward contracts related to residential mortgage loans
held for sale	Mortgage banking net revenue	$11	7	6	4
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	130	(24)	308	(89)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	2	(1)	(3)	3
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(11)	(17)	(63)	(66)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2019 and December 31, 2018, the total notional amount of the risk participation agreements was $4.3 billion and $4.0 billion, respectively, and the fair value was a liability of $9 million and $8 million at September 30, 2019 and December 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2019, the risk participation agreements had a weighted-average remaining life of 3.5 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2019	2018
Pass	$4,188	3,919
Special mention	144	79
Substandard	13	4
Total	$4,345	4,002

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months		For the nine months
	Condensed Consolidated	ended September 30,		ended September 30,
($ in millions)	Statements of Income Caption	2019	2018	2019	2018
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$12	7	30	23
Interest rate contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	(5)	-	(18)	-
Interest rate lock commitments	Mortgage banking net revenue	50	17	108	52
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	3	3	6	7
Commodity contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	-	-	-	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	12	16	36	43
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	7	3	15	8
Foreign exchange contracts for customers (credit portion of
fair value adjustment)	Other noninterest expense	-	-	-	1

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
	Condensed Consolidated
As of September 30, 2019 ($ in millions)	Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$2,073	(550)	(630)	893
Total assets	2,073	(550)	(630)	893

Liabilities:
Derivatives	911	(550)	(18)	343
Total liabilities	$911	(550)	(18)	343
(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp's other short-term borrowings as of:

	September 30,	December 31,
($ in millions)	2019	2018
FHLB advances	$2,850	-
Derivative collateral	602	271
Securities sold under repurchase agreements	594	302
Total other short-term borrowings	$4,046	573

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2019 and December 31, 2018, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

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

For further information on a subsequent event related to long-term debt, refer to Note 27.

18. Capital Actions

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2019, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp's common stock.

The following table presents a summary of the Bancorp's accelerated share repurchase transactions which were entered into and settled during the nine months ended September 30, 2019:

Repurchase Dates	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Dates
March 27, 2019(a)	$913	31,779,280	2,026,584	33,805,864			June 28, 2019
April 29, 2019(b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019	-	May 24, 2019
August 7, 2019	100	3,150,482	694,238	3,844,720			August 16, 2019
August 9, 2019(b)	200	6,405,426	1,475,487	7,880,913			August 28, 2019
(a)			This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $456.5 million.
(b)			This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

Open Market Share Repurchase Transactions

Between July 29, 2019 and July 30, 2019, the Bancorp entered into repurchase transactions of 1,667,735 shares, or $50 million, of its outstanding common stock through the open market, which settled between July 31, 2019 and August 1, 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock Offerings

On August 26, 2019, the Bancorp issued 200,000 shares of 6.00% non-cumulative perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00% non-cumulative perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Condensed Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.

On September 17, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing ,10000 shares of 4.95% non-cumulative perpetual preferred stock, Series K, for net proceeds of approximately $242 million. Each preferred share has a $25,000 liquidation preference. Subject to any required regulatory approval, the Bancorp may redeem the Series K preferred shares at its option (i) in whole or in part, on any dividend payment date on or after September 30, 2024 and (ii) in whole, but not in part, at any time following a regulatory capital event. The Series K preferred shares are not convertible into Bancorp common shares or any other securities.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	September 30,	December 31,
($ in millions)	2019	2018
Commitments to extend credit	$79,076	70,415
Letters of credit	2,219	2,041
Forward contracts related to residential mortgage loans held for sale	2,693	926
Purchase obligations	114	126
Capital commitments for private equity investments	77	32
Capital expenditures	85	45

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2019 and December 31, 2018, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $154 million and $131 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2019	2018
Pass	$78,124	69,928
Special mention	474	271
Substandard	477	216
Doubtful	1	-
Total commitments to extend credit	$79,076	70,415

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2019:

($ in millions)
Less than 1 year(a)	$1,124
1 - 5 years(a)	1,056
Over 5 years	39
Total letters of credit	$2,219

(a) Includes $1 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2019 and December 31, 2018, and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 60% of the total standby letters of credit were collateralized as of September 30, 2019 and December 31, 2018, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $28 million and $17 million at September 30, 2019 and December 31, 2018, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

	September 30,	December 31,
($ in millions)	2019	2018
Pass	$2,075	1,905
Special mention	11	10
Substandard	132	126
Doubtful	1	-
Total letters of credit	$2,219	2,041

At September 30, 2019 and December 31, 2018, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2019 and December 31, 2018, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $408 million and $487 million, respectively, of which FTS acted as the remarketing agent to issuers on $405 million and $481 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $215 million and $256 million of the VRDNs remarketed by FTS, in addition to $3 million and $6 million in VRDNs remarketed by third parties at September 30, 2019 and December 31, 2018, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $9 million of these VRDNs in its portfolio and classified them as trading securities at September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $6 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2019 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

For both the three months ended September 30, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $7 million and $4 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $20 million and $11 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2019 and 2018 were $10 million and $6 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2019 and 2018 were $38 million and $17 million, respectively. Total outstanding repurchase demand inventory was $5 million and $1 million at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Balance, beginning of period	$7	7	6	9
Net additions (reductions) to the reserve	-	(1)	1	(3)
Balance, end of period	$7	6	7	6

The following tables provide a rollforward of unresolved claims by claimant type for the nine months ended:

	GSE		Private Label
September 30, 2019 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	9	$1	1	$-
New demands	213	38	7	-
Loan paydowns/payoffs	(3)	-	-	-
Resolved demands	(194)	(34)	(3)	-
Balance, end of period	25	$5	5	$-

	GSE		Private Label
September 30, 2018 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	6	$1	1	$-
New demands	104	17	-	-
Resolved demands	(85)	(13)	-	-
Balance, end of period	25	$5	1	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $239 million and $272 million at September 30, 2019 and December 31, 2018, respectively, and the delinquency rates were 2.0% and 2.2% at September 30, 2019 and December 31, 2018, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $4 million and $5 million at September 30, 2019 and December 31, 2018, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $13 million at both September 30, 2019 and December 31, 2018. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $85 million and $62 million at September 30, 2019 and December 31, 2018, respectively.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2019, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $146 million at September 30, 2019 and $125 million at December 31, 2018. Refer to Note 15 and Note 25 for further information.

After the Bancorp’s sale of the Class B Shares, Visa funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

	Visa	Bancorp Cash
Period ($ in millions)	Funding Amount	Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26	i
Q3 2019	300	(a)

(a) The Bancorp made a cash payment of $12 million to the swap counterparty on October 8, 2019 as a result of the Visa escrow funding in the third quarter of 2019.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Legal and Regulatory Proceedings

Litigation

Visa/MasterCard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 05-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 19 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining approximately 75% of the settlement funds paid by the Bancorp are currently maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On June 5, 2018, the defendants in the consolidated class action reached an agreement to settle in principle with the proposed plaintiffs’ class seeking monetary damages (the “Plaintiff Damages Class”). On September 17, 2018, those parties signed a settlement agreement (the “Amended Settlement Agreement”) superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. However, the Settlement Agreement also provided that if between 15% and 25% of class members (by payment volume) opted out of the class, up to $700 million of the additional settlement funds would be returned to the defendants. It has now been determined that more than 25% of the class members have elected to opt out of the Amended Settlement Agreement, and, therefore, $700 million of the additional $900 million will be returned to the defendants. In either event, the Bancorp’s allocated share of the putative settlement is within existing reserves. The Court issued an order preliminarily approving the settlement on January 24, 2019 and scheduled a hearing on final approval of the settlement for November 7, 2019. The putative settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 19 for further information.

Klopfenstein v. Fifth Third Bank

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-00851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. Under the Court’s scheduling order, the plaintiffs’ motion for class certification is currently due February 28, 2020. No trial date has been set.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $27 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

22. Income Taxes

The applicable income tax expense was $140 million and $114 million for the three months ended September 30, 2019 and 2018, respectively, and $483 million and $442 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.2% and 20.7%, respectively, and 21.4% and 20.3% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily related to an increase in state income tax expense, a decrease in excess tax benefits related to share-based compensation and a decrease in expected low-income housing tax credits and other tax benefits, partially offset by a decrease in proportional amortization of qualifying LIHTC investments as well as an increase in non-taxable income.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

23. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2019 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale debt securities
arising during period	$497	(118)	379
Reclassification adjustment for net gains on available-for-sale
debt securities included in net income	(3)	1	(2)
Net unrealized gains on available-for-sale debt securities	494	(117)	377	781	377	1,158

Unrealized holding gains on cash flow hedge derivatives arising
during period	105	(22)	83
Reclassification adjustment for net gains on cash flow hedge
derivatives included in net income	(5)	1	(4)
Net unrealized gains on cash flow hedge derivatives	100	(21)	79	440	79	519

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(43)	1	(42)
Total	$595	(138)	457	1,178	457	1,635

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2018 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale debt securities
arising during period	$(271)	64	(207)
Reclassification adjustment for net losses on available-for-sale
debt securities included in net income	-	-	-
Net unrealized losses on available-for-sale debt securities	(271)	64	(207)	(485)	(207)	(692)

Unrealized holding losses on cash flow hedge derivatives arising
during period	(25)	6	(19)
Reclassification adjustment for net losses on cash flow hedge
derivatives included in net income	2	-	2
Net unrealized losses on cash flow hedge derivatives	(23)	6	(17)	(16)	(17)	(33)

Net actuarial loss arising during the period	(2)	-	(2)
Reclassification of amounts to net periodic benefit costs	3	-	3
Defined benefit pension plans, net	1	-	1	(51)	1	(50)
Total	$(293)	70	(223)	(552)	(223)	(775)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2019 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding gains on available-for-sale debt securities arising
during period	$1,817	(430)	1,387
Reclassification adjustment for net gains on available-for-sale
debt securities included in net income	(3)	1	(2)
Net unrealized gains on available-for-sale debt securities	1,814	(429)	1,385	(227)	1,385	1,158

Unrealized holding gains on cash flow hedge derivatives arising
during period	456	(95)	361
Reclassification adjustment for net gains on cash flow hedge
derivatives included in net income	(2)	-	(2)
Net unrealized gains on cash flow hedge derivatives	454	(95)	359	160	359	519

Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	4	(1)	3	(45)	3	(42)
Total	$2,272	(525)	1,747	(112)	1,747	1,635

	Total OCI			Total AOCI
	Pretax	Tax	Net	Beginning	Net	Ending
September 30, 2018 ($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
Unrealized holding losses on available-for-sale debt securities
arising during period	$(1,082)	248	(834)
Reclassification adjustment for net losses on available-for-sale
debt securities included in net income	9	(2)	7
Net unrealized losses on available-for-sale debt securities	(1,073)	246	(827)	135	(827)	(692)

Unrealized holding losses on cash flow hedge derivatives arising
during period	(31)	7	(24)
Reclassification adjustment for net losses on cash flow hedge
derivatives included in net income	2	-	2
Net unrealized losses on cash flow hedge derivatives	(29)	7	(22)	(11)	(22)	(33)

Net actuarial loss arising during the period	(2)	-	(2)
Reclassification of amounts to net periodic benefit costs	7	(2)	5
Defined benefit pension plans, net	5	(2)	3	(53)	3	(50)
Total	$(1,097)	251	(846)	71	(846)	(775)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

		For the three months ended September 30,		For the nine months ended September 30,
	Condensed Consolidated
($ in millions)	Statements of Income Caption	2019	2018	2019	2018

Net unrealized gains (losses) on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities gains (losses), net	$3	-	3	(9)
	Income before income taxes	3	-	3	(9)
	Applicable income tax expense	(1)	-	(1)	2
	Net income	2	-	2	(7)

Net unrealized gains (losses) on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	5	(2)	2	(2)
	Income before income taxes	5	(2)	2	(2)
	Applicable income tax expense	(1)	-	-	-
	Net income	4	(2)	2	(2)

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits(a)	(1)	(1)	(4)	(5)
Settlements	Employee benefits(a)	-	(2)	-	(2)
	Income before income taxes	(1)	(3)	(4)	(7)
	Applicable income tax expense	-	-	1	2
	Net income	(1)	(3)	(3)	(5)

Total reclassifications for the period	Net income	$5	(5)	1	(14)

(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

24. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2019				2018
For the three months ended September 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$530			421
Less: Income allocated to participating securities	4			4
Net income allocated to common shareholders	$526	727	0.72	417	668	0.62
Earnings Per Diluted Share:
Net income available to common shareholders	$530			421
Effect of dilutive securities:
Stock-based awards	-	9		-	11
Net income available to common shareholders	530			421
plus assumed conversions
Less: Income allocated to participating securities	4			4
Net income allocated to common shareholders
plus assumed conversions	$526	736	0.71	417	679	0.61

	2019				2018
For the nine months ended September 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings Per Share:
Net income available to common shareholders	$1,718			1,685
Less: Income allocated to participating securities	16			18
Net income allocated to common shareholders	$1,702	709	2.40	1,667	680	2.45
Earnings Per Diluted Share:
Net income available to common shareholders	$1,718			1,685
Effect of dilutive securities:
Stock-based awards	-	9		-	13
Net income available to common shareholders	1,718			1,685
plus assumed conversions
Less: Income allocated to participating securities	16			18
Net income allocated to common shareholders
plus assumed conversions	$1,702	718	2.37	1,667	693	2.41

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2019 excludes 2 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and nine months ended September 30, 2018 excludes 2 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
September 30, 2019 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	-	-	75
Obligations of states and political subdivisions securities	-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,694	-	15,694
Agency commercial mortgage-backed securities	-	15,276	-	15,276
Non-agency commercial mortgage-backed securities	-	3,400	-	3,400
Asset-backed securities and other debt securities	-	2,156	-	2,156
Available-for-sale debt and other securities(a)	75	36,528	-	36,603
Trading debt securities:
U.S. Treasury and federal agency securities	2	1	-	3
Obligations of states and political subdivisions securities	-	29	-	29
Agency residential mortgage-backed securities	-	69	-	69
Asset-backed securities and other debt securities	-	196	-	196
Trading debt securities	2	295	-	297
Equity securities	449	10	-	459
Residential mortgage loans held for sale	-	1,136	-	1,136
Residential mortgage loans(b)	-	-	184	184
Commercial loans held for sale	-	1	-	1
MSRs	-	-	910	910
Derivative assets:
Interest rate contracts	3	1,520	24	1,547
Foreign exchange contracts	-	182	-	182
Commodity contracts	89	279	-	368
Derivative assets(d)	92	1,981	24	2,097
Total assets	$618	39,951	1,118	41,687
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	247	9	261
Foreign exchange contracts	-	151	-	151
Equity contracts	-	-	146	146
Commodity contracts	9	344	-	353
Derivative liabilities(e)	14	742	155	911
Short positions(e)	68	44	-	112
Total liabilities	$82	786	155	1,023

(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $96, $477 and $2, respectively, at September 30, 2019.

(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

(c)During the nine months ended September 30, 2019, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2019 and December 31, 2018, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at September 30, 2019 was $24 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $10 million and $17 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $11 million and $23 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $5 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $5 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended September 30, 2019 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$192	1,039	5	(151)	1,085
Total (losses) gains (realized/unrealized):
Included in earnings	-	(171)	51	(11)	(131)
Purchases/originations	-	42	(1)	-	41
Settlements	(11)	-	(40)	16	(35)
Transfers into Level 3(b)	3	-	-	-	3
Balance, end of period	$184	910	15	(146)	963
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at September 30, 2019(c)	$-	(131)	24	(11)	(118)

(a)Net interest rate derivatives include derivative assets and liabilities of $24 and $9, respectively, as of September 30, 2019.

(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the three months ended September 30, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$162	959	4	(164)	961
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(8)	18	(17)	(8)
Purchases/originations	-	59	(1)	-	58
Settlements	(4)	-	(22)	37	11
Transfers into Level 3(b)	15	-	-	-	15
Balance, end of period	$172	1,010	(1)	(144)	1,037
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at September 30, 2018(c)	$(1)	(8)	7	(17)	(19)
(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8 respectively, as of September 30, 2018.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the nine months ended September 30, 2019 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(416)	110	(63)	(370)
Purchases/originations/acquisitions	-	388	(3)	-	385
Settlements	(22)	-	(91)	42	(71)
Transfers into Level 3(b)	28	-	-	-	28
Balance, end of period	$184	910	15	(146)	963
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at September 30, 2019(c)	$(1)	(329)	25	(63)	(368)
(a)	Net interest rate derivatives include derivative assets and liabilities of $24 and $9, respectively, as of September 30, 2019.
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage		Derivatives,	Equity	Total
For the nine months ended September 30, 2018 ($ in millions)	Loans	MSRs	Net(a)	Derivatives	Fair Value
Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(5)	8	54	(66)	(9)
Purchases/originations	-	144	(5)	-	139
Settlements	(12)	-	(53)	59	(6)
Transfers into Level 3(b)	52	-	-	-	52
Balance, end of period	$172	1,010	(1)	(144)	1,037
The amount of total (losses) gains for the period
included in earnings attributable to the change in unrealized
gains or losses relating to instruments still held at September 30, 2018(c)	$(5)	8	9	(66)	(54)
(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of September 30, 2018 .
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Mortgage banking net revenue	$(121)	9	(309)	56
Corporate banking revenue	1	-	2	1
Other noninterest income	(11)	(17)	(63)	(66)
Total losses	$(131)	(8)	(370)	(9)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2019 and 2018 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2019	2018	2019	2018
Mortgage banking net revenue	$(109)	(2)	(307)	11
Corporate banking revenue	2	-	2	1
Other noninterest income	(11)	(17)	(63)	(66)
Total losses	$(118)	(19)	(368)	(54)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Residential mortgage loans	$184	Loss rate model	Interest rate risk factor	(6.8)	-	6.9%		(0.2)%
			Credit risk factor	0	-	31.8%		0.5%
							(Fixed)	15.4%
MSRs	910	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	23.4%
							(Fixed)	619
			OAS spread (bps)	484	-	1,513	(Adjustable)	914
IRLCs, net	24	DCF	Loan closing rates	5.7	-	96.7%		76.9%
Swap associated with the sale of Visa, Inc.	(146)	DCF	Timing of the resolution	6/30/2021		-	2/7/2022
Class B Shares			of the Covered Litigation	12/31/2023

As of September 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Residential mortgage loans	$172	Loss rate model	Interest rate risk factor	(12.7)	-	11.0%		(0.6)%
			Credit risk factor	0	-	40.3%		0.7%
							(Fixed)	9.1%
MSRs	1,010	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	23.2%
							(Fixed)	533
			OAS spread (bps)	449	-	1,513	(Adjustable)	842
IRLCs, net	7	DCF	Loan closing rates	6.2	-	96.7%		76.6%
Swap associated with the sale of Visa, Inc.	(144)	DCF	Timing of the resolution	1/31/2021		-	9/6/2021
Class B Shares			of the Covered Litigation	11/30/2023

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2019 and 2018 and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2019 and 2018, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
					For the three months ended September 30, 2019	For the nine months ended September 30, 2019
As of September 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Commercial and industrial loans	$-	-	116	116	(11)	(45)
Commercial mortgage loans	-	-	12	12	-	-
Commercial leases	-	-	18	18	2	(9)
OREO	-	-	16	16	(2)	(5)
Bank premises and equipment	-	-	23	23	(4)	(26)
Private equity investments	-	6	2	8	-	6
Total	$-	6	187	193	(15)	(79)

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
					For the three months	For the nine months
As of September 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total	ended September 30, 2018	ended September 30, 2018
Commercial loans held for sale	$-	-	3	3	(1)	(2)
Commercial and industrial loans	-	-	156	156	(16)	(46)
Commercial mortgage loans	-	-	2	2	-	6
Commercial leases	-	-	14	14	1	(9)
OREO	-	-	21	21	(2)	(6)
Bank premises and equipment	-	-	36	36	-	(41)
Operating lease equipment	-	-	10	10	(1)	(4)
Private equity investments	-	69	3	72	14	44
Total	$-	69	245	314	(5)	(58)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$116	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	12	Appraised value	Collateral value	NM	NM
Commercial leases	18	Appraised value	Collateral value	NM	NM
OREO	16	Appraised value	Appraised value	NM	NM
Bank premises and equipment	23	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2018 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs			Weighted-Average
Commercial loans held for sale	$3	Appraised value	Appraised value			NM	NM
			Costs to sell			NM	10.0%
Commercial and industrial loans	156	Appraised value	Collateral value			NM	NM
Commercial mortgage loans	2	Appraised value	Collateral value			NM	NM
Commercial leases	14	Appraised value	Collateral value			NM	NM
OREO	21	Appraised value	Appraised value			NM	NM
Bank premises and equipment	36	Appraised value	Appraised value			NM	NM
Operating lease equipment	10	Appraised value	Appraised value			NM	NM
Private equity investments	-	Liquidity discount applied	Liquidity discount	0	-	43.0%	12.9%
		to fund's NAV
	3	Comparable company analysis	Market comparable transactions			NM	NM

Portfolio commercial loans and leases

During the three and nine months ended September 30, 2019 and 2018, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

OREO

During the three and nine months ended September 30, 2019 and 2018, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $1 million and $2 million of charge-offs on new OREO properties transferred from loans during the three and nine months ended September 30, 2019, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2018, respectively. These losses also included $1 million and $3 million in losses for the three and nine months ended September 30, 2019, respectively, and $1 million and $3 million in losses for the three and nine months ended September 30, 2018, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Operating lease equipment

During the three and nine months ended September 30, 2018, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

Private equity investments

The Bancorp accounts for its private equity investments, except for those accounted for under the equity method of accounting, at each investment’s cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains resulting from observable price changes of zero and $11 million during the three and nine months ended September 30, 2019, respectively, and $13 million and $64 million during the three and nine months ended September 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2019 includes a cumulative $53 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of zero and $5 million during the three and nine months ended September 30, 2019, respectively, and an immaterial amount and $11 million during the three and nine months ended September 30, 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2019 includes a cumulative $17 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

The Bancorp did not recognize any OTTI during the three and nine months ended September 30, 2019 and recognized an immaterial amount and $10 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the three and nine months ended September 30, 2018, respectively. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported NAV of the fund or through a DCF analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported NAVs or estimated market discounts, where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Head of Consumer Banking, Payments and Strategy, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2019 and 2018 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $35 million and $12 million for the nine months ended September 30, 2019 and 2018, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at September 30, 2019 and 2018 for which the fair value option was elected included gains of an immaterial amount for both the nine months ended September 30, 2019 and 2018. These gains are reported in corporate banking revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both September 30, 2019 and December 31, 2018. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at both September 30, 2019 and December 31, 2018. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
September 30, 2019 ($ in millions)	Fair Value	Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,320	1,285	35
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	1	1	-
December 31, 2018
Residential mortgage loans measured at fair value	$716	696	20
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-
Commercial loans measured at fair value	7	7	-

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of September 30, 2019 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,261	3,261	-	-	3,261
Other short-term investments	3,235	3,235	-	-	3,235
Other securities	575	-	575	-	575
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	86	-	-	86	86
Portfolio loans and leases:
Commercial and industrial loans	50,239	-	-	50,721	50,721
Commercial mortgage loans	10,740	-	-	10,626	10,626
Commercial construction loans	5,241	-	-	5,305	5,305
Commercial leases	3,475	-	-	3,243	3,243
Residential mortgage loans	16,416	-	-	17,472	17,472
Home equity	6,178	-	-	6,452	6,452
Indirect secured consumer loans	10,976	-	-	10,889	10,889
Credit card	2,311	-	-	2,532	2,532
Other consumer loans	2,620	-	-	2,777	2,777
Unallocated ALLL	(114)	-	-	-	-
Total portfolio loans and leases, net	$108,082	-	-	110,017	110,017
Financial liabilities:
Deposits	$125,347	-	125,342	-	125,342
Federal funds purchased	876	876	-	-	876
Other short-term borrowings	4,046	-	4,046	-	4,046
Long-term debt	14,474	14,644	779	-	15,423

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,681	2,681	-	-	2,681
Other short-term investments	1,825	1,825	-	-	1,825
Other securities	552	-	552	-	552
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	63	-	-	63	63
Portfolio loans and leases:
Commercial and industrial loans	43,825	-	-	44,668	44,668
Commercial mortgage loans	6,894	-	-	6,851	6,851
Commercial construction loans	4,625	-	-	4,688	4,688
Commercial leases	3,582	-	-	3,180	3,180
Residential mortgage loans	15,244	-	-	15,688	15,688
Home equity	6,366	-	-	6,719	6,719
Indirect secured consumer loans	8,934	-	-	8,717	8,717
Credit card	2,314	-	-	2,759	2,759
Other consumer loans	2,309	-	-	2,428	2,428
Unallocated ALLL	(110)	-	-	-	-
Total portfolio loans and leases, net	$93,983	-	-	95,698	95,698
Financial liabilities:
Deposits	$108,835	-	108,782	-	108,782
Federal funds purchased	1,925	1,925	-	-	1,925
Other short-term borrowings	573	-	573	-	573
Long-term debt	14,426	14,287	445	-	14,732

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,143 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans, pools of loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
September 30, 2019 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$623	598	88	44	(111)	-	1,242
Provision for credit losses	54	58	14	-	8	-	134
Net interest income after provision for credit losses	569	540	74	44	(119)	-	1,108
Noninterest income:
Corporate banking revenue	167	1	-	-	-	-	168
Service charges on deposits	79	65	-	-	(1)	-	143
Wealth and asset management revenue	1	41	-	119	-	(37)(a)	124
Card and processing revenue	16	74	-	1	3	-	94
Mortgage banking net revenue	-	2	92	1	-	-	95
Other noninterest income(b)	72	21	4	4	10	-	111
Securities gains, net	-	-	-	-	5	-	5
Securities gains, net - non-qualifying hedges on MSRs	-	-	-	-	-	-	-
Total noninterest income	335	204	96	125	17	(37)	740
Noninterest expense:
Salaries, wages and incentives	107	122	39	45	184	-	497
Employee benefits	11	26	9	6	35	-	87
Technology and communications	3	1	2	-	94	-	100
Net occupancy expense	7	44	3	3	27	-	84
Card and processing expense	2	32	-	-	(1)	-	33
Equipment expense	7	12	-	-	14	-	33
Other noninterest expense	288	232	61	75	(294)	(37)	325
Total noninterest expense	425	469	114	129	59	(37)	1,159
Income (loss) before income taxes	479	275	56	40	(161)	-	689
Applicable income tax expense (benefit)	86	58	12	8	(24)	-	140
Net income (loss)	393	217	44	32	(137)	-	549
Total goodwill	$1,982	2,054	-	254	-	-	4,290
Total assets	$75,143	69,021	26,171	9,961	(9,217)(c)	-	171,079

(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)Includes impairment charges of $5 for branches and land. For more information refer to Note 8 and Note 25.

(c)Includes bank premises and equipment of $87 classified as held for sale. For more information refer to Note 8.

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
September 30, 2018 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$427	525	60	46	(15)	-	1,043
Provision for (benefit from) credit losses	(11)	34	10	3	48	-	84
Net interest income after provision for credit losses	438	491	50	43	(63)	-	959
Noninterest income:
Corporate banking revenue	100 (c)	1	-	-	(1)	-	100
Service charges on deposits	68	71	-	-	-	-	139
Wealth and asset management revenue	1	38	-	110	-	(35)(a)	114
Card and processing revenue	14	67	-	1	-	-	82
Mortgage banking net revenue	-	1	48	-	-	-	49
Other noninterest income	52	26	3	4	1	-	86
Securities losses, net	-	-	-	-	(6)	-	(6)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(1)	-	-	-	(1)
Total noninterest income	235	204	50	115	(6)	(35)	563
Noninterest expense:
Salaries, wages and incentives	71	109	38	44	159	-	421
Employee benefits	8	22	8	6	38	-	82
Technology and communications	2	1	2	-	66	-	71
Net occupancy expense	6	44	3	3	14	-	70
Card and processing expense	2	30	-	-	(1)	-	31
Equipment expense	6	12	-	-	13	-	31
Other noninterest expense	212	215	49	73	(248)	(35)	266
Total noninterest expense	307	433	100	126	41	(35)	972
Income (loss) before income taxes	366	262	-	32	(110)	-	550
Applicable income tax expense (benefit)	65	55	-	7	(13)	-	114
Net income (loss)	301	207	-	25	(97)	-	436
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$60,040	60,222	22,188	9,171	(10,031)(b)	-	141,590
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes bank premises and equipment of $38 classified as held for sale. For more information refer to Note 8.
(c)	Includes impairment charges of $2 for operating lease equipment. For more information refer to Note 25.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the nine months ended:

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
September 30, 2019 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$1,761	1,802	234	141	(369)	-	3,569
Provision for credit losses	100	164	34	-	12	-	310
Net interest income after provision for credit losses	1,661	1,638	200	141	(381)	-	3,259
Noninterest income:
Corporate banking revenue	413	3	-	1	-	-	417
Service charges on deposits	227	191	-	1	(2)	-	417
Wealth and asset management revenue	2	117	-	345	-	(106)(a)	358
Card and processing revenue	49	212	-	2	3	-	266
Mortgage banking net revenue	-	4	209	1	-	-	214
Other noninterest income(b)	170	63	10	9	542	-	794
Securities gains, net	-	-	-	-	30	-	30
Securities gains, net - non-qualifying hedges on MSRs	-	-	5	-	-	-	5
Total noninterest income	861	590	224	359	573	(106)	2,501
Noninterest expense:
Salaries, wages and incentives	299	360	117	140	611	-	1,527
Employee benefits	47	84	29	25	131	-	316
Technology and communications	8	3	6	1	301	-	319
Net occupancy expense	21	130	8	10	79	-	248
Card and processing expense	6	92	-	1	(1)	-	98
Equipment expense	18	35	-	1	42	-	96
Other noninterest expense	799	671	175	219	(863)	(106)	895
Total noninterest expense	1,198	1,375	335	397	300	(106)	3,499
Income (loss) before income taxes	1,324	853	89	103	(108)	-	2,261
Applicable income tax expense	242	179	19	22	21	-	483
Net income (loss)	1,082	674	70	81	(129)	-	1,778
Total goodwill	$1,982	2,054	-	254	-	-	4,290
Total assets	$75,143	69,021	26,171	9,961	(9,217)(c)	-	171,079

(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)Includes impairment charges of $27 for branches and land. For more information refer to Note 8 and Note 25.

(c)Includes bank premises and equipment of $87 classified as held for sale. For more information refer to Note 8.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

				Wealth	General
	Commercial	Branch	Consumer	and Asset	Corporate
September 30, 2018 ($ in millions)	Banking	Banking	Lending	Management	and Other	Eliminations	Total
Net interest income	$1,273	1,490	178	134	(16)	-	3,059
Provision for (benefit from) credit losses	(41)	124	30	8	(10)	-	111
Net interest income after provision for credit losses	1,314	1,366	148	126	(6)	-	2,948
Total noninterest income
Corporate banking revenue	304 (c)	4	-	1	(1)	-	308
Service charges on deposits	207	205	-	1	1	-	414
Wealth and asset management revenue	3	113	-	324	(1)	(104)(a)	335
Card and processing revenue	42	199	-	4	-	-	245
Mortgage banking net revenue	-	4	153	1	-	-	158
Other noninterest income(b)	125	33	11	13	612	-	794
Securities losses, net	-	-	-	-	(21)	-	(21)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(18)	-	-	-	(18)
Total noninterest income	681	558	146	344	590	(104)	2,215
Noninterest expense
Salaries, wages and incentives	214	329	120	131	545	-	1,339
Employee benefits	36	75	28	23	108	-	270
Technology and communications	6	4	3	1	192	-	206
Net occupancy expense	20	131	8	9	51	-	219
Card and processing expense	3	89	-	-	(1)	-	91
Equipment expense	18	37	-	-	37	-	92
Other noninterest expense	652	638	151	217	(787)	(104)	767
Total noninterest expense	949	1,303	310	381	145	(104)	2,984
Income (loss) before income taxes	1,046	621	(16)	89	439	-	2,179
Applicable income tax expense (benefit)	184	131	(3)	19	111	-	442
Net income (loss)	862	490	(13)	70	328	-	1,737
Total goodwill	$630	1,655	-	177	-	-	2,462
Total assets	$60,040	60,222	22,188	9,171	(10,031)(d)	-	141,590
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $41 for branches and land. For more information refer to Note 8 and Note 25.
(c)	Includes impairment charges of $4 for operating lease equipment. For more information refer to Note 25.
(d)	Includes bank premises and equipment of $38 classified as held for sale. For more information refer to Note 8.

27. Subsequent Events

On October 23, 2019, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $300 million on October 25, 2019 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before December 17, 2019.

On October 28, 2019, the Bancorp issued and sold $750 million of 2.375% senior fixed-rate notes, which will mature on January 28, 2025. These notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after April 25, 2020, and prior to December 29, 2024, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes to be redeemed matured on December 29, 2024 discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus 15 bps. Additionally, these notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2019 to any of the risk factors as previously disclosed in the Bancorp’s annual and quarterly reports filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2019.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2019.
3.2	Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 26, 2019.
3.3

Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.3). Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 17, 2019.

3.4	Code of Regulations of Fifth Third Bancorp as Amended as of August 26, 2019. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2019.
4.1

Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on August 26, 2019.

4.2	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.1). Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on August 26, 2019.
4.3

Deposit Agreement dated September 17, 2019, between Fifth Third Bancorp as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, relating to receipts, Depositary Shares and related 4.95% Non-Cumulative Perpetual Preferred Stock, Series K. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2019.

4.4

Form of Certificate Representing the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2019.

4.5

Form of Depositary Receipt for the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2019.

10.1

Employment Agreement between Fifth Third Bancorp, Fifth Third Bank, and Teresa Tanner dated July 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on July 3, 2019.

10.2

Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A.*

10.3	Supplemental Confirmations dated August 7, 2019, to Master Confirmation dated as of August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A.*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp

Registrant

Date: November 8, 2019

/s/ Tayfun Tuzun

Tayfun Tuzun

Executive Vice President and

Chief Financial Officer

(Duly Authorized Officer & Principal Financial Officer)