Form 10-K
period 2019-12-31
FIFTH THIRD BANCORP
filed 2020-03-02
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
12b-2
of the Act). Yes:
☐
No:
☒
There were 709,552,415 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2020. The Aggregate Market Value of the Voting Stock held by non-affiliates
of the Bancorp was $18,260,843,027 as of June 30, 2019.
17  Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE
This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form
10-K
and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
Only those sections of this 2019 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form
 10-K
for the year ended December 31, 2019. No other information contained in this 2019 Annual Report to Shareholders shall be deemed to constitute any part of this Form
10-K
nor shall any such information be incorporated into the Form
10-K
and shall not be deemed “filed” as part of the registrant’s Form
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
The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2019, Fifth Third had $169 billion in assets and operates 1,149 full-service Banking Centers and 2,481 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. The Bancorp operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2019, had $413 billion in assets under care, of which it managed $49 billion for individuals, corporations and not-for-profit
organizations. Investor information and press releases can be viewed at www.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form
10-K.
Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ
®
Global Select Market under the symbol “FITB.”
The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Company’s Banking Centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form
10-K
for a list of subsidiaries of the Bancorp as of February 15, 2020.
Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Availability of Financial Information
The Bancorp files reports with the SEC. Those reports include the annual report on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K
and annual proxy statement, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
annual proxy statement and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s website at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.
Information about the Bancorp’s Code of Business Conduct and Ethics (as amended from time to time), is available on Fifth Third’s corporate website at www.53.com.
In addition, any future waivers from a provision of the Fifth Third Code of Business Conduct and Ethics covering any of Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.
Competition
The Bancorp, primarily through the Bank, competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to traditional financial institutions, the Bancorp competes with securities dealers, brokers, mortgage bankers, investment advisors, specialty finance, telecommunications, technology and insurance companies as well as large retailers. These companies compete across geographic boundaries and provide customers with meaningful alternatives to traditional banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.
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
Regulation and Supervision
In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and the Bank are subject to extensive regulation and supervision by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and the Bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bank and the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, the maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders or debtholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and recent legislation modifying Dodd-Frank, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), will continue to impact the Bancorp and the Bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.
19  Fifth Third Bancorp

Both the scope of the laws and regulations and the intensity of the supervision to which the Bancorp and its subsidiaries are subject increased in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of Dodd-Frank and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, the Bancorp expects that its business will remain subject to extensive regulation and supervision.
On September 10, 2019, Fifth Third Bancorp announced that Fifth Third Bank had received approval from the Office of the Comptroller of the Currency (the “OCC”) to convert from an Ohio state-chartered bank to a national bank. The Bank converted to a national bank charter on November 14, 2019. As a result of the conversion, the Bank is subject to supervision and regulation by the OCC and subject to the National Bank Act and is no longer subject to supervision and regulation by the Ohio Division of Financial Institutions. Additionally, while the FRB is no longer the Bank’s primary federal regulator, the Bank remains a member of the Federal Reserve System.
On May 24, 2018, the EGRRCPA was signed into law. Among other regulatory changes, the EGRRCPA amends various sections of Dodd-Frank, including section 165, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. The EGRRCPA’s increased asset thresholds took effect immediately for BHCs with total consolidated assets less than $100 billion, with the exception of risk committee requirements, which now apply to publicly-traded BHCs with $50 billion or more of consolidated assets. BHCs with consolidated assets between $100 billion and $250 billion, including the Bancorp, were subject to the enhanced prudential standards that applied to them before enactment of EGRRCPA until December 31, 2019, when rules adopted by the FRB that tailor the applicability of enhanced prudential standards and capital and liquidity requirements for BHCs with $100 billion or more in total consolidated assets became effective, as described in detail below.
On October 10, 2019, the FRB adopted a rule that adjusts the thresholds at which certain enhanced prudential standards (“EPS”) apply to BHCs with $100 billion or more in total consolidated assets (the “EPS Tailoring Rule”) and the FRB, OCC and FDIC adopted a rule that similarly adjusts the thresholds at which certain other capital and liquidity standards apply to BHCs and banks with $100 billion or more in total consolidated assets (the “Capital and Liquidity Tailoring Rule” and, together with the EPS Tailoring Rule, the “Tailoring Rules”). The Tailoring Rules establish four risk-based categories of institutions, and the extent to which enhanced prudential standards and certain other capital and liquidity standards apply to these BHCs and banks depends on the banking organization’s category. Under the Tailoring Rules, the Bancorp and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets.
Regulators
The Bancorp and/or the Bank are subject to regulation and supervision primarily by the FRB, the Consumer Financial Protection Bureau (the “CFPB”) and the OCC and additionally by certain other functional regulators and self-regulatory organizations. The Bancorp is also subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law.
The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of the Bancorp’s and the Bank’s businesses, their activities, their investments, their capital and liquidity levels, their ability to make capital distributions (such as share repurchases and dividends), their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, the amount of and collateral for certain loans, and the amount of interest that may be charged on loans, as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.
The Bancorp and the Bank are required to file various reports with and are subject to examination by various regulators, including the FRB and the OCC. The FRB, the OCC and the CFPB have the authority to issue orders for BHCs and banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, the OCC and the CFPB. Certain of the Bancorp’s and the Bank’s regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and the Bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to the Bancorp and its subsidiaries. This discussion is not intended to describe all laws and regulations applicable to the Bancorp, the Bank, and the Bancorp’s other subsidiaries.
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
Financial Holding Companies
The Bancorp is registered as a BHC with the FRB under the BHCA and qualifies for and has elected to become an FHC. An FHC is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, an FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank
financial companies with
after-the-fact
notice to the FRB. A BHC may elect to become an FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”).
20  Fifth Third Bancorp

Dodd-Frank also extended the well capitalized and well managed requirement to the BHC. To maintain FHC status, a holding company must continue to meet these requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.
Dividends
The Bancorp is a legal entity separate and distinct from its subsidiaries and depends in part upon dividends received from its direct and indirect subsidiaries, including the Bank, to fund its activities, including its ability to make capital distributions, such as paying dividends or repurchasing shares. Under federal law, there are various limitations on the extent to which the Bank can declare and pay dividends to the Bancorp, including those related to regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices, and federal banking law requirements concerning the payment of dividends out of net profits, surplus, and available earnings. Certain contractual restrictions also may limit the ability of the Bank to pay dividends to the Bancorp. No assurances can be given that the Bank will, in any circumstances, pay dividends to the Bancorp.
The Bancorp’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Bancorp’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the FRB’s non-objection
to the Bancorp’s capital plan as part of the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process discussed below (see Capital Planning and Stress Testing below).
Source of Strength
A BHC, including the Bancorp, is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it or when doing so is not otherwise in the interests of the Bancorp or its shareholders or creditors. The FRB may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
Under these requirements, the Bancorp may in the future be required to provide financial assistance to the Bank should it experience financial distress. Capital loans by the Bancorp to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Bancorp’s bankruptcy, any commitment by the Bancorp to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
FDIC Assessments
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor and is funded through assessments on insured depository institutions, based on the risk each institution poses to the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.
The FDIC has required that large insured depository institutions, including the Bank, enhance their deposit account record keeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. The FDIC has established an initial compliance date of April 1, 2020 while granting institutions an optional extension of the compliance date for up to one year, to a date no later than April 1, 2021.
Transactions with Affiliates
Federal banking laws restrict transactions between a bank and its affiliates, including a parent BHC. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates be on market terms or better for the bank. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. Dodd-Frank expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.
Community Reinvestment Act
The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. The CRA requires the OCC to evaluate the performance of national banks (including the Bank) with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The OCC must take into account the institution’s record of performance in meeting the credit needs of the entire community served, including low-
and moderate-income neighborhoods. For purposes of CRA examinations, the OCC rates each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The FRB, which was responsible for CRA evaluations of the Bank prior to its conversion to a national bank charter, conducted a regularly scheduled examination covering 2014 through 2016 to determine the Bank’s compliance with the CRA. This CRA examination resulted in a change in rating from “Needs to Improve” to “Outstanding.”
The CRA requires the relevant federal bank regulatory agency to consider a bank’s CRA assessment when considering the bank’s application to conduct certain mergers or acquisitions or to open or relocate a branch office.
21  Fifth Third Bancorp

The FRB also must consider the CRA record of each subsidiary bank of a BHC in connection with any acquisition or merger application filed by the BHC. An unsatisfactory CRA record could substantially delay or result in the denial of an approval or application by the Bancorp or the Bank.
Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in December 2019, the OCC and FDIC issued a joint proposed rule that would amend the CRA regulatory framework. It is too early to tell whether and to what extent any changes will be made to applicable CRA requirements.
Regulatory Capital Requirements
The Bancorp and the Bank are subject to certain risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Final Capital Rules”) adopted by the FRB, for the Bancorp, and by the OCC, for the Bank. These quantitative calculations are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Failure to be well capitalized or to meet minimum capital requirements could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
Under the Final Capital Rules, the Bancorp’s and the Bank’s assets, exposures, and certain off-balance
sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
●	Common Equity Tier 1 (“CET1”) Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income (“AOCI”). Under the Final Capital Rules, the Bancorp made a one-time
election to filter certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1. In July 2019, the FDIC, the FRB and the OCC issued final rules that simplify the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplify the recognition and calculation of minority interests that are includable in regulatory capital, for non-advanced
approaches banking organizations, including the Bancorp and the Bank. Banking organizations may adopt these changes beginning on January 1, 2020.

In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in,
for regulatory capital purposes, the
day-one
impact of ASU
2016-13
(“CECL”) on retained earnings over a period of three years. For further discussion of CECL, see Note 1 of the Notes to Consolidated Financial Statements.
●	Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

●	Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for loan and lease losses (“ALLL”). Tier 2 capital also includes, among other things, certain trust preferred securities.

●	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).

The Final Capital Rules also require banking organizations to maintain a capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in
period ended on January 1, 2019, and the capital conservation buffer was at its fully phased-in
level of 2.5% throughout 2019. For more information related to the capital conservation buffer, refer to Note 30 of the Notes to Consolidated Financial Statements.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Final Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.
22  Fifth Third Bancorp

The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2019, calculated using the regulatory capital methodology applicable during 2019:

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation (a)	Well-Capitalized Minimums (b)	Actual at December 31, 2019
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.00	N/A	9.75
Fifth Third Bank, National Association	4.50	7.00	6.50	11.86
Tier I risk-based capital ratio:
Fifth Third Bancorp	6.00	8.50	6.00	10.99
Fifth Third Bank, National Association	6.00	8.50	8.00	11.86
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	10.50	10.00	13.84
Fifth Third Bank, National Association	8.00	10.50	10.00	13.46
Tier I leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	9.54
Fifth Third Bank, National Association	4.00	N/A	5.00	10.36

(a)	Reflects the fully phased-in capital conservation buffer of 2.5% applicable during 2019.

(b)	Reflects the well-capitalized standard applicable to the Bancorp under FRB Regulation Y and the well-capitalized standard applicable to the Bank.

23  Fifth Third Bancorp

Liquidity Regulation
The FRB’s rules require BHCs with $100 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including company-run
liquidity stress testing using various time horizons and a buffer of highly liquid assets based on projected funding needs for a
30-day
time horizon. In prior years, the Bancorp was subject to the U.S. banking regulators rule implementing the liquidity coverage ratio requirement (“LCR”), but as a result of the Tailoring Rules, the Bancorp, as a Category IV banking organization, is now exempt from the LCR.
Capital Planning and Stress Testing
BHCs with $100 billion or more in consolidated assets, including the Bancorp, generally must submit capital plans to the FRB on an annual basis and those BHCs are generally required to receive the FRB’s non-objection
to their capital plan before making a capital distribution, such as a share repurchase or dividend. In addition, even with an approved capital plan, a BHC must seek the approval of the FRB before making a capital distribution if, among other reasons, the BHC would not meet its regulatory capital requirements after making the proposed capital distribution.
Under its CCAR process, the FRB annually evaluates capital adequacy, internal capital adequacy, assessment processes and capital distribution plans of BHCs with $100 billion or more in total consolidated assets. The CCAR process is intended to help ensure that those BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the BHC’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the BHC’s process for assessing capital adequacy and the BHC’s capital policy.
A BHC’s ability to make capital distributions is subject to limitations if the amount of the BHC’s actual capital issuances are less than the amounts indicated in the BHC’s capital plan as to which it received a non-objection
from the FRB. On February 5, 2019, the FRB announced that certain less-complex U.S. BHCs with less than $250 billion in total consolidated assets, including the Bancorp, would not be subject to supervisory stress testing, company-run
stress testing, or the CCAR process for the 2019 capital plan and stress test cycle, and therefore the Bancorp did not submit a capital plan for approval in 2019. Instead the Bancorp was authorized by the FRB to make capital distributions for the 2019 capital planning cycle up to the amount that would have allowed the Bancorp to remain above all minimum capital requirements in the 2018 CCAR process, subject to certain adjustments. These BHCs, including the Bancorp, remain subject to the requirement to develop and maintain a capital plan, and the board of directors (or designated subcommittee thereof) at those BHCs remain subject to the requirement to review and approve the BHC’s capital plan.
As part of the quantitative assessment of the Bancorp’s capital described above, the Bancorp was subject to annual supervisory stress tests, but as a result of the EPS Tailoring Rule, the Bancorp will now be subject to supervisory stress tests every two years. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp also was required to conduct semi-annual company-run
stress tests, the results of which were filed with the FRB and publicly disclosed, but as a result of the EPS Tailoring Rule, the Bancorp is no longer required to conduct
company-run
stress tests. As noted above, the Bancorp was not subject to supervisory stress testing or company-run
stress testing for the 2019 stress test cycle. In addition, the FRB has stated that, as part of a future rulemaking to implement EGRRCPA, it may further streamline the CCAR rules and other capital planning requirements applicable to certain BHCs, including the Bancorp.
Proposed Stress Buffer Requirements
In April 2018, the FRB proposed a rule to establish stress buffer requirements, which would integrate its annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements. Under the proposal, the stress capital buffer (“SCB”) would replace the 2.5% component of the capital conservation buffer. The SCB, subject to a minimum of 2.5%, would be equal to the maximum decline in the CET1 risk-based capital ratio under the supervisory severely adverse scenario of the FRB’s supervisory stress tests, plus a ratio based on four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would require BHCs to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHC’s own baseline scenario projections. The FRB has stated that it intends to propose revisions to the stress buffer requirements that would be applicable to Category IV BHCs, including the Bancorp, to align with the proposed two-year
supervisory stress testing cycle for Category IV BHCs.
Enhanced Prudential Standards
Pursuant to Title I of Dodd-Frank, certain U.S. BHCs are subject to enhanced prudential standards and early remediation requirements. As a result, the Bancorp is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards.
As discussed above, under the EPS Tailoring Rule, the Bancorp, as a Category IV banking organization, is subject to the least restrictive enhanced prudential standards applicable to firms with $100 billion or more in total consolidated assets. As compared to enhanced prudential standards that were applicable to the Bancorp, under the EPS Tailoring Rule, the Bancorp is no longer subject to company-run
stress testing requirements and is subject to less frequent supervisory stress tests, less frequent internal liquidity stress tests, and reduced liquidity risk management requirements. Future rulemakings to implement EGRRCPA may further change the enhanced prudential standards applicable to the Bancorp.
Heightened Governance and Risk Management Standards
The OCC has published guidelines to update expectations for the governance and risk management practices of certain large financial institutions, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. The Bank currently has a written governance framework and associated controls.

Privacy and Data Security
The OCC, FRB, FDIC and other bank regulatory agencies have adopted guidelines (the “Guidelines”) for safeguarding confidential, personal customer information.
24  Fifth Third Bancorp

The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the OCC, FRB and the SEC, have increased their focus on cyber security through guidance, examinations and regulations. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.
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
States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. We continue to assess the requirements of such laws and proposed legislation and their applicability to the Bancorp. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.
Like other lenders, the Bank and other of the Bancorp’s subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bancorp and its subsidiaries.
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
In August 2015, the SEC adopted final rules implementing the pay ratio provisions of Dodd-Frank by requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. For a registrant with a fiscal year ending on December 31, such as the Bancorp, the pay ratio was first required as part of its executive compensation disclosure in its annual proxy statement or Form
10-K
filed starting in 2018.
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
Dodd-Frank required the SEC to adopt a rule to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The SEC adopted final rules requiring this disclosure on December 18, 2018. The Bancorp was required to comply with this new rule beginning July 1, 2019.
The Bancorp’s compensation practices are also subject to oversight by the FRB. The scope and content of compensation regulation in the financial industry are continuing to develop, and the regulations and resulting market practices are expected to continue to evolve over a number of years. In June 2016, the SEC and the federal banking agencies issued a proposed rule to implement the incentive-based compensation provisions of section 956 of Dodd-Frank. The proposal would establish new requirements for incentive-based compensation at institutions with assets of at least $1 billion. No final rule has been issued.
25  Fifth Third Bancorp

Debit Card Interchange Fees
Dodd-Frank includes a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment. These fees impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.
Resolution Planning
In past years, the Bancorp was required to submit annually to the FRB and the FDIC a resolution plan for the orderly resolution of the Bancorp and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency laws in a rapid and orderly fashion in the event of future material financial distress or failure. In October 2019, the FRB and the FDIC adopted amendments to their resolution planning rule to adjust the thresholds at which certain resolution planning requirements apply to BHCs with $100 billion or more in total consolidated assets, including the Bancorp. As a result of these amendments, the Bancorp is no longer required to submit an annual resolution plan to the FRB and the FDIC.
In addition, the Bank is required to periodically file a separate resolution plan with the FDIC. EGRRCPA did not change the FDIC’s rules that require the Bank to periodically file a separate resolution plan. In April 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements that requested comments on how to better tailor bank resolution plans to a firm’s size, complexity, and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.
Proprietary Trading and Investing in Certain Funds
Dodd-Frank sets forth restrictions on banking organizations’ ability to engage in proprietary trading and to have certain ownership interests in and relationships with certain covered funds, such as private equity and hedge funds (the “Volcker Rule”). The Volcker Rule generally prohibits any banking entity from engaging in short-term proprietary trading for its own account, but permits transactions in certain securities (such as securities of the U.S. government), transactions on behalf of customers and activities such as market making, underwriting and risk-mitigating hedging. In addition, the Volcker Rule limits the sponsorship of or investment in a covered fund by any banking entity. The Volcker Rule also prohibits certain types of transactions between a banking entity and any covered fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor, similar to those transactions between banks and their affiliates that are limited as described above. The FRB granted extensions to banking entities, including the Bancorp, to conform to the requirements of the Volcker Rule with respect to “illiquid funds,” as defined in the Volcker Rule. The Bancorp is also required to maintain a satisfactory Volcker Rule compliance program.
As of October 2019, the FRB, OCC, FDIC, Commodity Futures Trading Commission (“CFTC”) and SEC finalized amendments to the Volcker Rule. These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide to federal agencies. These amendments to the Volcker Rule are not material to our investing and trading activities.
Derivatives
Title VII of Dodd-Frank imposes a regulatory structure on the over-the-counter
derivatives market, including requirements for clearing, exchange trading, capital margin, segregation trade reporting, and recordkeeping. Title VII also requires certain persons to register as a swap dealer or a security-based swap dealer. The Bank is provisionally registered with the CFTC as a swap dealer. The CFTC and U.S. banking regulators have finalized most rules applicable to the over-the-counter
derivatives markets and swap dealers, and the SEC has finalized most of its rules related to security-based swaps. The CFTC’s Title VII regulations are applicable to the Bank’s activity as a swap dealer and include rules related to internal and external business conduct standards, reporting and recordkeeping, mandatory clearing for certain swaps, and trade documentation and confirmation requirements. In addition, the U.S. banking regulators have finalized regulations applicable to the Bank regarding mandatory posting and collection of margin by certain swap counterparties and segregation of customer funds. The Bank is not currently subject to regulation as a security-based swap dealer.
Consumer Protection Regulation and Supervision
The Bancorp is subject to supervision and regulation by the CFPB with respect to federal consumer protection laws. The Bancorp is also subject to certain state consumer protection laws, and under Dodd-Frank, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
The CFPB has promulgated many mortgage-related final rules since it was established under Dodd-Frank, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Bancorp.
Future Legislative and Regulatory Initiatives
Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules, that may affect the regulation of financial institutions and their holding companies. The impact of any future legislative or regulatory changes cannot be predicted. However, such changes could affect the Bancorp’s business, financial condition and results of operations.
26  Fifth Third Bancorp

ITEM 1A. RISK FACTORS
The risks and uncertainties listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form
10-K
for more information.
CREDIT RISKS
Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.
When Fifth Third lends money or commits to lend money, the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans, leases, credit cards, derivative obligations, or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the credit portfolios including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.
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
Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2019; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions decline. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.
For more information, refer to the Credit Risk Management subsection of the Risk Management section and the Allowance for Loan and Losses and Reserve for Unfunded Commitments subsections of the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.
Fifth Third’s credit risk and credit losses can increase if its loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Fifth Third has significant exposures to businesses in certain economic sectors such as manufacturing, real estate, financial services, insurance and healthcare, and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally, Fifth Third has a substantial portfolio of commercial and residential real estate loans and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition.
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
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost
funds (average core deposits funded 71% of average total assets for the year ending December 31, 2019). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.
27  Fifth Third Bancorp

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
Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:
●	a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally, which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets;

●	the loss of customer deposits due to competition from other banks or due to alternative investments;

●	inability to sell or securitize loans or other assets,

●	increased regulatory requirements; and

●	reductions in one or more of Fifth Third’s credit ratings.

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
Regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. The application of certain of these regulations to banking organizations, such as Fifth Third, have been modified, including in connection with the implementation of the EGRRCPA.
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
Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay to the Bancorp. Regulatory scrutiny of liquidity and capital levels at bank holding companies and insured depository institutions has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent bank holding companies. In addition, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.
Regulatory limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt and to engage in share repurchases. For further information, refer to Regulation and Supervision and Note 4 of the Notes to Consolidated Financial Statements.
OPERATIONAL RISKS
Fifth Third is exposed to cyber security risks, including denial of service, hacking and identity theft, which could result in the disclosure, theft or destruction of confidential information.
Fifth Third relies heavily on communications and information systems to conduct its business. This includes the use of networks, the internet, digital applications and the telecommunications and computer systems of third parties to perform business activities.
28  Fifth Third Bancorp

Additionally, digital and mobile technologies are leveraged to interact with customers, which increases the risk of information security breaches. Failures, interruptions or breaches in the security of these systems occur across our industry with some frequency and, if a material event of this nature affects Fifth Third, this could result in disruptions to Fifth Third’s accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.
There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information. The unintentional or willful acts or omissions of employees may also create or exacerbate cybersecurity risks.
Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Across our industry, the cost of minimizing these risks and investigating incidents has continued to increase with the frequency and sophistication of these threats. Despite its efforts, the occurrence of any failure, interruption or security breach of Fifth Third’s systems or third-party service providers (or providers to such third-party service providers), particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, result in substantial remediation costs, additional cyber-security protection costs and increased insurance premiums, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability. Fifth Third’s insurance may be inadequate to compensate for losses from a cyber-attack.
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
A security breach in these systems or the loss or corruption of confidential information such as business results, transaction records and related information could adversely impact Fifth Third’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities, significant reputational harm and the loss of confidence in Fifth Third. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, account balances or other information could result in losses by our customers, litigation, regulatory sanctions, lost customers and revenue, increased costs and significant reputational harm.
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
Third parties with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third parties, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by third parties. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. For example, it has been reported that there is a fundamental security flaw in computer chips found in many types of computing devices, including phones, tablets, laptops and desktops. While the Bancorp believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.
29  Fifth Third Bancorp

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. The Bancorp could also be adversely affected if it loses access to information or services from a third-party service provider as a result of a security breach or system or operational failure or disruption affecting the third-party service provider. Fifth Third’s insurance may be inadequate to compensate for failures by third parties upon which Fifth Third relies.
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
Fifth Third has experienced, and may experience again in the future, losses incurred due to customer or employee fraud, theft or physical violence. Additionally, physical violence may negatively affect Fifth Third’s key personnel, facilities or systems. These losses may be material and negatively affect Fifth Third’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Fifth Third continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.
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
Compensation paid by financial institutions such as Fifth Third is heavily regulated, particularly under Dodd-Frank, which affects the amount and form of compensation Fifth Third pays to hire and retain talented employees. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.
30  Fifth Third Bancorp

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
In addition, changes in laws or regulations that affect Fifth Third’s customers and business partners could negatively affect Fifth Third’s revenues and expenses. Certain changes in laws such as tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Fifth Third’s products or services and could negatively affect its revenues and results of operations. Other changes in laws or regulations could cause Fifth Third’s third-party service providers and other vendors to increase the prices they charge to Fifth Third and negatively affect Fifth Third’s expenses and financial results.
Fifth Third is subject to various regulatory requirements that may limit its operations and potential growth.
Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the OCC have the authority to compel or restrict certain actions by the Bancorp and the Bank. The Bancorp and the Bank are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair the Bancorp’s operations, restrict its growth, ability to compete, innovate or participate in industry consolidation and/or affect its dividend policy.
Such actions and activities that may be subject to prior approval include, but are not limited to, increasing dividends or other capital distributions by the Bancorp or the Bank, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into certain new businesses.
Failure by the Bancorp or the Bank to meet the applicable eligibility requirements for FHC status (including capital and management requirements and that the Bank maintain at least a “Satisfactory” CRA rating) may result in restrictions on certain activities of the Bancorp, including the commencement of new activities and mergers with or acquisitions of other financial institutions and could ultimately result in the loss of financial holding company status.
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
In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, which restrict or limit a financial institution. Finally, as part of Fifth Third’s regular examination process, the Bancorp and the Bank’s respective regulators may advise it and its banking subsidiary to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could negatively affect Fifth Third’s ability to engage in new activities and certain transactions, as well as have a material adverse effect on Fifth Third’s business and results of operations and may not be publicly disclosed.
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
31  Fifth Third Bancorp

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
Failure by the Bank to meet applicable capital requirements could subject it to a variety of enforcement actions available to the federal regulatory authorities. These include limitations on the ability of the Bancorp to pay dividends and/or repurchase shares, the issuance by the regulatory authority of a capital directive to increase capital, loss of FHC status and the termination of deposit insurance by the FDIC.
The Bancorp’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.
The Bancorp’s ability to pay dividends or repurchase stock is subject to regulatory requirements and expectations. As part of CCAR, the Bancorp’s capital plan is generally subject to an annual assessment by the FRB, and the FRB may object to the Bancorp’s capital plan if the Bancorp does not demonstrate an ability to maintain capital above the minimum regulatory capital ratios under baseline and stressful conditions throughout a nine-quarter planning horizon. If the FRB objects to the Bancorp’s capital plan, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. For more information, refer to Regulation and Supervision—Dividends.
Regulation of Fifth Third by the Commodity Futures Trading Commission (“CFTC”) imposes additional operational and compliance costs.
The CFTC and SEC are primarily responsible for regulation of the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, including the CFTC and the SEC. As a result of this regulatory regime, the CFTC has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, the Bank provisionally registered as a swap dealer with the CFTC and became subject to certain requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest) and mandatory clearing and exchange trading of certain swaps designated by the relevant regulatory agencies as required to be cleared. Fifth Third’s derivatives activity is also subject to the U.S. banking regulators’ margin and segregation requirements for uncleared swaps. These requirements collectively impose implementation and ongoing compliance burdens on Fifth Third and introduce additional legal risk, including as a result of antifraud and anti-manipulation provisions and private rights of action. These rules raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations. For more information, refer to Regulation and Supervision—Derivatives.

Deposit insurance premiums levied against the Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.
The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. The Bank may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.
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
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee (“ARRC”), selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. Furthermore, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. At this time, it is impossible to predict whether SOFR and SONIA will become accepted alternatives to LIBOR.
32  Fifth Third Bancorp

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
33  Fifth Third Bancorp

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
Fifth Third earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from mortgage servicing rights (“MSR”) can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
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
Furthermore
, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions.
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
For further information on specific legal and regulatory proceedings, refer to Note 20 of the Notes to Consolidated Financial Statements.
Fifth Third may be required to repurchase residential mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.
Fifth Third sells residential mortgage loans to various parties, including government-sponsored enterprises (“GSE”) and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a specified period (usually 60 days or less) after Fifth Third receives notice of the breach.
34  Fifth Third Bancorp

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
Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors and specialty finance, telecommunications, technology and insurance companies as well as large retailers who seek to offer one-stop
financial services in addition to other products and services desired by consumers that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. Many of these other firms may be significantly larger than Fifth Third and may have access to customers and financial resources that are beyond Fifth Third’s capability. Fifth Third competes with these firms with respect to capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation, talent and price.
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
Fifth Third may make strategic investments and may expand an existing line of business or enter into new lines of business to remain competitive. If Fifth Third’s chosen strategies are not appropriate to allow Fifth Third to effectively compete or Fifth Third does not execute them in an appropriate or timely manner, Fifth Third’s business and results may suffer. Additionally, these strategies, products and lines of business may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect Fifth Third’s results of operations or future growth prospects and cause Fifth Third to fail to meet its stated goals and expectations.
Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel.
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,149 full-service banking centers and 25 parcels of land held for the development of future banking centers of which 9 properties are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets.
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
35  Fifth Third Bancorp

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
Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic
businesses, investments and other assets that are not significantly synergistic with its core financial services businesses or, in the future, may no longer be aligned with Fifth Third’s strategic plans or regulatory expectations. If Fifth Third were to sell one or more of its businesses or investments, it would be subject to market forces that may affect the timing or pricing of such sale or result in an unsuccessful sale. If Fifth Third were to complete the sale of any of its businesses, investments and/or interests in third parties, it would lose the income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.
GENERAL BUSINESS RISKS
Changes in accounting standards or interpretations could impact Fifth Third’s reported earnings and financial condition.
The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. For example, in June 2016, the FASB issued a new current expected credit loss rule, CECL, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity
securities, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. For additional information, refer to Note 1 of the Notes to Consolidated Financial Statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the recasting of Fifth Third’s prior period financial statements.
Fifth Third uses models for business planning purposes that may not adequately predict future results.
Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs and other purposes. The models used may not accurately account for all variables, may fail to predict outcomes accurately, and/or may overstate or understate certain effects. As a result of these potential failures, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.
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
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. If new information arises that results in a material change to a reserve amount, such a change could result in a change to previously announced financial results. Refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information regarding management’s significant estimates.
Weather-related events, other natural disasters, or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
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
Additionally, the impact of widespread health emergencies may adversely impact Fifth Third’s results of operations, such as the potential impact from the recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China but has now spread to other countries. If its borrowers are adversely affected, or if the virus leads to a widespread health emergency that impacts Fifth Third employees, vendors or economic growth generally, Fifth Third’s financial condition and results of operations could be adversely affected, despite having no direct operations in China.
Societal responses to climate change could adversely affect Fifth Third’s business and performance, including indirectly through impacts on Fifth Third’s customers.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Fifth Third could experience a drop in demand for Fifth Third’s products and services, particularly in certain sectors. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-friendly companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.
Fifth Third is exposed to reputational risk.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, behavior of employees, association with particular customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may result in negative public opinion and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation.
36  Fifth Third Bancorp

Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action. Social activists are increasingly targeting financial firms with public criticism for their relationships with clients that are engaged in certain sensitive industries, including businesses whose products are or are perceived to be harmful to health or the social good. Activist criticism of Fifth Third’s relationships with clients in sensitive industries could potentially engender dissatisfaction among clients, customers, investors and employees with how Fifth Third addresses social concerns through business activities which could negatively affect our reputation.
Potential noncompliance with evolving federal and state laws governing cannabis-related businesses (CRBs) could subject us to liabilities.
While 44 states have legalized some form of marijuana, it remains a Class 1 controlled substance under federal law. Hemp is no longer classified as a Class 1 controlled substance under federal law; however, the regulatory scheme governing hemp has not been fully developed. Further, the “naked eye” cannot distinguish between legal hemp and illegal marijuana under federal law. There are a number of states where Fifth Third operates with laws permitting medicinal or recreational marijuana, which increases the probability of individuals or entities using bank products or services to sell, distribute, cultivate, manufacture or profit from marijuana. This, and the divergence and continued changes in laws governing CRBs results in challenges to us to maintain compliance with them, particularly in connection with our commercial and consumer lending and capital markets businesses. While we monitor regulatory developments in this area to avoid noncompliance, we cannot assure you that we will be at all times fully compliant with
CRB-related
laws, which could result in significant fines, penalties or other losses.
RISKS RELATED TO MERGER WITH MB FINANCIAL, INC.
Fifth Third may fail to realize the anticipated benefits of the merger and may face increased risks as a result of it.
Inherent uncertainties exist when assessing, acquiring, or integrating the operations of another business or investment or relationship opportunity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in its acquisition of MB Financial, Inc. (“MB Financial”). Additionally, Fifth Third may face additional risks as a result of the acquisition.
The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, Fifth Third’s ability to continue to combine the businesses of Fifth Third and MB Financial in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of Fifth Third or MB Financial or result in decreased revenues due to loss of customers. If Fifth Third is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects.
Employee attrition could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Fifth Third’s or MB Financial’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Fifth Third or MB Financial to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.
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
ITEM 2. PROPERTIES
The Bancorp’s executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a
32-story
office tower, a five-story office building with an attached parking garage and a separate ten-story
office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations campus is located in Cincinnati, Ohio, and is comprised of a three-story building with an attached parking garage known as the George A. Schaefer, Jr. Operations Center, and a
two-story
building with surface parking known as the Madisonville Office Building. The Bank owns 100% of these buildings.
At December 31, 2019, the Bancorp, through its banking and
non-banking
subsidiaries, operated 1,149 banking centers, of which 811 were owned, 233 were leased and 105 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia and North Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
37  Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of March 2, 2020 are
listed below along with their business experience during the past five years:
Greg D. Carmichael
, 58. Chairman of the Board since February 2018, Chief Executive Officer of the Bancorp since November 2015 and President since September 2012. Previously, Mr. Carmichael was Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.
Lars C. Anderson
, 58. Executive Vice President and Vice Chairman of Commercial
Banking
Strategic Growth Initiatives since January 2020. Previously, Mr. Anderson was Executive Vice President and Chief Operating Officer of the Bancorp from August 2015 to January 2020. Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank since December 2010.
Mark D. Hazel
, 54. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.
Kevin P. Lavender
, 58. Executive Vice President and Head of Commercial Banking of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.
James C. Leonard
, 50.
Executive Vice President and Chief Risk Officer since January 2020. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015 and was the Treasurer of the Bancorp from October 2013 to January 2020. Previously, Mr. Leonard was Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Philip R. McHugh
, 55. Executive Vice President of the Bancorp since December 2014, and Head of Regional Banking, Wealth and Asset Management, and Business Banking of the Bancorp since August 2018. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June 2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.
Jude A. Schramm
, 47. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.
Robert P. Shaffer
, 50. Executive Vice President and Chief Human Resource Officer since February 2017. Previously, Mr. Shaffer was Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.
Timothy N. Spence
, 41. Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp since August 2018. Previously, Mr. Spence was Head of Payments, Strategy and Digital Solutions since 2017, and Chief Strategy Officer of the Bancorp since September 2015. Previously, Mr. Spence was a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.
Tayfun Tuzun
, 55. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.
Susan B. Zaunbrecher
, 60. Executive Vice President, Chief Legal Officer, and Corporate Secretary of the Bancorp since May 2018. Previously, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP.
38  Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the
over-the-counter
market and is listed under the symbol “FITB” on the NASDAQ
®
Global Select Market System.
See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 4 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2019, the Bancorp had 37,873 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)

October 2019	9,243,819	$29.53	9,020,163	77,586,469
November 2019	141,014	30.08	-	77,586,469
December 2019	1,229,677	28.94	1,149,121	76,437,348

Total	10,614,510	$29.47	10,169,284	76,437,348

(a)
Includes 445,226 shares repurchased during the fourth quarter of 2019 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
During the second quarter of 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 20 million shares remained available for repurchase by the Bancorp.

See further discussion on share repurchase transactions and stock-based compensation in Note 25 and Note 26 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
39  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.
Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2014 through 2019, and 2009 through 2019, respectively, compared to the S&P 500 Stock and the S&P Banks indices.
FIFTH THIRD BANCORP VS. MARKET INDICES

40  Fifth Third Bancorp

2019 ANNUAL REPORT
FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	112	Long-Term Debt	153
Supplemental Cash Flow Information	122	Commitments, Contingent Liabilities and Guarantees	156
Business Combination	122	Legal and Regulatory Proceedings	160
Restrictions on Cash, Dividends and Other Capital Actions	125	Related Party Transactions	162
Investment Securities	126	Income Taxes	164
Loans and Leases	128	Retirement and Benefit Plans	166
Credit Quality and the Allowance for Loan and Lease Losses	130	Accumulated Other Comprehensive Income	170
Bank Premises and Equipment	138	Common, Preferred and Treasury Stock	172
Operating Lease Equipment	138	Stock-Based Compensation	174
Lease Obligations – Lessee	139	Other Noninterest Income and Other Noninterest Expense	178
Goodwill	141	Earnings Per Share	179
Intangible Assets	141	Fair Value Measurements	180
Variable Interest Entities	142	Regulatory Capital Requirements and Capital Ratios	189
Sales of Receivables and Servicing Rights	145	Parent Company Financial Statements	190
Derivative Financial Instruments	147	Business Segments	192
Other Assets	152	Subsequent Event	196
Short-Term Borrowings	152

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	197
Report of Independent Registered Public Accounting Firm	198
Consolidated Ten Year Comparison	206
Directors and Officers	207
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
Accumulated Other Comprehensive Income (Loss)
APR:
Annual Percentage Rate
ARM:
Adjustable Rate Mortgage
ASF:
Available Stable Funding
ASU:
Accounting Standards Update
ATM:
Automated Teller Machine
BCBS
: Basel Committee on Banking Supervision
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
OREO:
Other Real Estate Owned
OTTI:
Other-Than-Temporary Impairment
PCI:
Purchase Credit Impaired
PSA:
Performance Share Award
RCC:
Risk Compliance Committee
ROU:
Right-of-Use
RSA:
Restricted Stock Award
RSF:
Required Stable Funding
RSU:
Restricted Stock Unit
SAR:
Stock Appreciation Right
SBA:
Small Business Administration
SEC:
United States Securities and Exchange Commission
SOFR:
Secured Overnight Financing Rate
TBA:
To Be Announced
TCJA:
Tax Cuts and Jobs Act
TDR:
Troubled Debt Restructuring
TILA:
Truth in Lending Act
TRA:
Tax Receivable Agreement
TruPS:
Trust Preferred Securities
U.S.:
United States of America
U.S. GAAP:
United States Generally Accepted Accounting Principles
VA:
United States Department of Veterans Affairs
VIE:
Variable Interest Entity
VRDN:
Variable Rate Demand Note

42  Fifth Third Bancorp

SELECTED FINANCIAL DATA
ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31 ($ in millions, except for per share data)	2019	2018	2017	2016	2015
Income Statement Data
Net interest income (U.S. GAAP)	$4,797	4,140	3,798	3,615	3,533
Net interest income (FTE) (a)(b)	4,814	4,156	3,824	3,640	3,554
Noninterest income	3,536	2,790	3,224	2,696	3,003
Total revenue (a)	8,350	6,946	7,048	6,336	6,557
Provision for credit losses (c)	471	207	261	366	400
Noninterest expense	4,660	3,958	3,782	3,737	3,643
Net income attributable to Bancorp	2,512	2,193	2,180	1,547	1,685
Net income available to common shareholders	2,419	2,118	2,105	1,472	1,610
Common Share Data
Earnings per share - basic	$3.38	3.11	2.86	1.92	2.00
Earnings per share - diluted	3.33	3.06	2.81	1.91	1.97
Cash dividends declared per common share	0.94	0.74	0.60	0.53	0.52
Book value per share	27.41	23.07	21.43	19.62	18.31
Market value per share	30.74	23.53	30.34	26.97	20.10
Financial Ratios
Return on average assets	1.53%	1.54	1.55	1.09	1.20
Return on average common equity	13.1	14.5	13.9	9.7	11.2
Return on average tangible common equity (including AOCI) (b)	17.1	17.5	16.6	11.6	13.5
Return on average tangible common equity (excluding AOCI) (b)	18.2	16.7	16.9	12.2	13.9
Dividend payout	27.8	23.8	21.0	27.6	26.0
Average total Bancorp shareholders’ equity as a percent of average assets	12.14	11.23	11.69	11.57	11.24
Tangible common equity as a percent of tangible assets (excluding AOCI) (b)	8.44	8.71	8.83	8.77	8.50
Net interest margin (a)(b)	3.31	3.22	3.03	2.88	2.88
Net interest rate spread (a)(b)	2.92	2.87	2.76	2.66	2.69
Efficiency (a)(b)	55.8	57.0	53.7	59.0	55.6
Credit Quality
Net losses charged-off	$369	330	298	362	446
Net losses charged-off as a percent of average portfolio loans and leases	0.35%	0.35	0.32	0.39	0.48
ALLL as a percent of portfolio loans and leases	1.10	1.16	1.30	1.36	1.37
Allowance for credit losses as a percent of portfolio loans and leases (d)	1.23	1.30	1.48	1.54	1.52
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.62	0.41	0.53	0.80	0.70
Average Balances
Loans and leases, including held for sale	$107,794	93,876	92,731	94,320	93,339
Securities and other short-term investments	37,610	35,029	33,562	31,965	30,245
Assets	163,936	142,183	140,527	142,173	139,999
Transaction deposits (e)	111,130	97,914	96,052	95,371	95,244
Core deposits (f)	116,600	102,020	99,823	99,381	99,295
Wholesale funding (g)	22,451	20,573	20,360	21,813	20,210
Bancorp shareholders’ equity	19,902	15,970	16,424	16,453	15,742
Regulatory Capital Ratios
CET1 capital (h)	9.75%	10.24	10.61	10.39	9.82
Tier I risk-based capital (h)	10.99	11.32	11.74	11.50	10.93
Total risk-based capital (h)	13.84	14.48	15.16	15.02	14.13
Tier I leverage	9.54	9.72	10.01	9.90	9.54
(a)	Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2019 , 2018, 2017, 2016 and 2015 was $17 , $16, $26, $25 and $21, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The provision for credit losses is the sum of the provision for loan and lease losses and the provision for (benefit from) the reserve for unfunded commitments.
(d)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(e)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(f)	Includes transaction deposits and other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
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
Financial Measures section of MD&A.
The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2019, net interest income on an FTE basis and noninterest income provided 58% and 42% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, assessment, management, monitoring and independent governance reporting of risk are important to the management of risk and to the financial performance and capital strength of the Bancorp.
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
Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s 6.00%
non-cumulative
Series C perpetual preferred stock with a fair value of $197 million remained outstanding and was recognized as a noncontrolling interest on the Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controlled 95% of the voting equity interests in MB Financial, Inc. with the remainder attributable to the preferred shareholders’ noncontrolling interest.
On June 24, 2019, MB Financial, Inc. entered into an Agreement and Plan of Merger with the Bancorp to provide for the merger of MB Financial, Inc. with and into the Bancorp, with the Bancorp as the surviving corporation. A special meeting of MB Financial, Inc.’s stockholders was held on August 23, 2019 at which the holders of MB Financial, Inc.’s common stock and preferred stock, voting together as a single class, approved the merger. In the merger, each outstanding share of MB Financial, Inc.’s preferred stock was converted into the right to receive one share of a newly created series of preferred stock of the Bancorp having substantially the same terms as the MB Financial, Inc. preferred stock. See the Preferred Stock Transactions section for additional information.
The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of December 31, 2019. Fair value estimates, including loans and leases, intangible assets, bank premises and equipment, certain tax-related
matters and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
44  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Bank Merger
On May 3, 2019 MB Financial Bank, N.A. merged with and into Fifth Third Bank (now Fifth Third Bank, National Association), with Fifth Third Bank, National Association as the surviving entity. Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp.
Worldpay Holding, LLC and Worldpay, Inc. Transactions
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
During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. may be obligated to pay up to approximately $366 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by
Worldpay, Inc. or certain put options by the Bancorp (“Worldpay, Inc. TRA transaction”). If exercised, certain of the obligations would be settled with four quarterly payments beginning in April 2020, a second set of the obligations would be settled with four quarterly payments beginning in April 2022, and a third set of the obligations would be settled with four quarterly payments beginning in April 2023. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. This agreement did not impact the TRA payment recognized in the fourth quarter of 2019.
Accelerated Share Repurchase Transactions
The Bancorp entered into or settled a number of accelerated share repurchase transactions during the year ended December 31, 2019. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 25 of the Notes to Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the year ended December 31, 2019, refer to Table 1.
TABLE 1: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
March 27, 2019 (a)	913	31,779,280	2,026,584	33,805,864	June 28, 2019
April 29, 2019 (b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019 - May 24, 2019
August 7, 2019	100	3,150,482	694,238	3,844,720	August 16, 2019
August 9, 2019 (b)	200	6,405,426	1,475,487	7,880,913	August 28, 2019
October 25, 2019	300	9,020,163	1,149,121	10,169,284	December 17, 2019

(a)	This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $456.5 million.

(b)	This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

Open Market Share Repurchase Transactions
Between July 29, 2019 and July 30, 2019, the Bancorp repurchased 1,667,735 shares, or approximately $50 million, of its outstanding common stock through open market repurchase transactions, which settled between July 31, 2019 and August 1, 2019. For more information on the open market share repurchase program, refer to Note 25 of the Notes to Consolidated Financial Statements.
Preferred Stock Transactions
On August 26, 2019, the Bancorp issued 200,000 shares of 6.00%
non-cumulative
perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00%
non-cumulative
perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.
On September 17, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95%
non-cumulative
perpetual preferred stock, Series K, for net proceeds of approximately $242 million. Each preferred share has a $25,000 liquidation preference. Subject to any required regulatory approval, the Bancorp may redeem the Series K preferred shares at its option (i) in whole or in part, on any dividend payment date on or after September 30, 2024 and (ii) in whole, but not in part, at any time following a regulatory capital event. The Series K preferred shares are not convertible into Bancorp common shares or any other securities. For more information on preferred stock transactions, refer to Note 25 of the Notes to Consolidated Financial Statements.
Senior Notes Offerings
On January 25, 2019, the Bancorp issued and sold $1.5 billion of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 3.65% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2024. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
On February 1, 2019, the Bank issued and sold, under its bank notes program, $300 million in unsecured senior floating-rate bank notes due on February 1, 2022. Interest on the floating-rate notes is three-month LIBOR plus 64 bps. These notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.
On October 28, 2019, the Bancorp issued and sold $750 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.375% per annum.
45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 28, 2025. These notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after April 25, 2020, and prior to December 29, 2024, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes to be redeemed matured on December 29, 2024 discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus 15 bps. Additionally, these notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. For additional information on these senior notes offerings, refer to Note 18 of the Notes to Consolidated Financial Statements.
For further information on a subsequent event related to long-term debt, refer to Note 33 of the Notes to Consolidated Financial Statements.
Automobile Loan Securitization
In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million of the asset-backed notes were retained by the Bancorp, resulting in approximately $1.3 billion of outstanding notes included in long-term debt in the Consolidated Balance Sheets. Additionally, the bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.
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
During the first quarter of 2019, all of the Bancorp’s units in GS Holdings were converted for Class A common stock on a one-to-one
basis. The Bancorp sold all of its Class A common stock during 2019 and, therefore, no longer beneficially owns any of GreenSky, Inc.’s equity securities.
Conversion to a National Bank Charter
On September 10, 2019, Fifth Third Bancorp announced that Fifth Third Bank had received approval from the OCC to convert from an Ohio state-chartered bank to a national bank. The Bank converted to a national bank charter on November 14, 2019. As a result of the conversion, the Bank is subject to supervision and regulation by the OCC and subject to the National Bank Act and is no longer subject to supervision and regulation by the Ohio Division of Financial Institutions. Additionally, while the FRB is no longer the Bank’s primary federal regulator, the Bank remains a member of the Federal Reserve System.
LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending, capital markets lines of business and corporate treasury function. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates will occur over the course of the next few years. Although the full impact of such reforms and actions remains unclear, the Bancorp is preparing to transition from LIBOR to these alternative reference rates.
The Bancorp’s transition plan includes a number of key work streams, including continued engagement with central bank and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.
The transition away from LIBOR is expected to be gradual and complicated. There remain a number of unknown factors regarding the transition from LIBOR that could impact the Bancorp’s business, including, for example, the pace of the transition to replacement rates, including industry coalescence around an alternative benchmark, such as SOFR, our ability to identify exposures to LIBOR across our business lines, the specific terms and parameters for any potential alternative reference rates, the prices of and the liquidity of trading markets for products based on the alternative reference rates, our ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates, our ability to maintain contractual continuity and our ability to identify and remediate any operational issues. For a further discussion of the various risks the Bancorp faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of this Annual Report on Form
10-K.
Legislative and Regulatory Developments
On October 31, 2018, the Board of Governors of the FRB released a series of regulatory proposals to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”). Among the proposals, the Board of Governors, joined by the Department of Treasury, OCC and the FDIC proposed to remove the application of the LCR regulations and the NSFR from certain BHCs that qualify under the proposal as “Category IV” institutions, primarily those BHCs with consolidated assets between $100 billion and $250 billion, including Fifth Third Bancorp. On October 10, 2019, the Board of Governors of the FRB announced it finalized the rules that tailor its regulations for banks to more closely match their risk profile. Fifth Third, as a Category IV institution, will no longer be subject to the LCR regulations and the NSFR regulations. The final rules were effective December 31, 2019.
In August and September 2019, the five regulatory agencies charged with implementing the Volcker Rule released final amendments to the Volcker Rule regulations that tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule and simplify the information that covered entities are required to provide to regulatory agencies. The Bancorp believes the amendments to the Volcker Rule are not material to its business operations.
46  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 2: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2019	2018	2017	2016	2015
Interest income (FTE) (a)	$6,271	5,199	4,515	4,218	4,049
Interest expense	1,457	1,043	691	578	495
Net Interest Income (FTE) (a)	4,814	4,156	3,824	3,640	3,554
Provision for credit losses	471	207	261	366	400
Net Interest Income After Provision for Credit Losses (FTE) (a)	4,343	3,949	3,563	3,274	3,154
Noninterest income	3,536	2,790	3,224	2,696	3,003
Noninterest expense	4,660	3,958	3,782	3,737	3,643
Income Before Income Taxes (FTE) (a)	3,219	2,781	3,005	2,233	2,514
Fully taxable equivalent adjustment	17	16	26	25	21
Applicable income tax expense	690	572	799	665	814
Net Income	2,512	2,193	2,180	1,543	1,679
Less: Net income attributable to noncontrolling interests	-	-	-	(4)	(6)
Net Income Attributable to Bancorp	2,512	2,193	2,180	1,547	1,685
Dividends on preferred stock	93	75	75	75	75
Net Income Available to Common Shareholders	$2,419	2,118	2,105	1,472	1,610
Earnings per share - basic	$3.38	3.11	2.86	1.92	2.00
Earnings per share - diluted	$3.33	3.06	2.81	1.91	1.97
Cash dividends declared per common share	$0.94	0.74	0.60	0.53	0.52

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2019 was $2.4 billion, or $3.33 per diluted share, which was net of $93 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2018 was $2.1 billion, or $3.06 per diluted share, which was net of $75 million in preferred stock dividends.
Net interest income on an FTE basis
(non-GAAP)
was $4.8 billion and $4.2 billion for the years ended December 31, 2019 and 2018, respectively. Net interest income was positively impacted by increases in average commercial and industrial loans and average commercial mortgage loans from the year ended December 31, 2018. Additionally, net interest income benefited from an increase in yields on average loans and leases from the year ended December 31, 2018. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt as well as an increase in average certificates $100,000 and over for the year ended December 31, 2019 compared to the year ended December 31, 2018. Additionally, net interest income was negatively impacted by the August 2019, September 2019 and October 2019 decisions of the FOMC to lower the target range of the federal funds rate. Net interest income for the year ended December 31, 2019 included $65 million of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions. Net interest margin on an FTE basis
(non-GAAP)
was 3.31% for the year ended December 31, 2019 compared to 3.22% for the year ended December 31, 2018.
Noninterest income increased $746 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in other noninterest income, corporate banking revenue, mortgage banking net revenue and wealth and asset management revenue. Other noninterest income increased $337 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the recognition of gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in the income from the TRA associated with Worldpay, Inc., an increase in operating lease income and a decrease in the net losses on disposition and impairment of bank premises and equipment.
These benefits were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018 as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Corporate banking revenue increased $132 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase from the prior year was primarily driven by increases in leasing business revenue, lease remarketing fees, institutional sales revenue and business lending fees of $50 million, $44 million, $26 million and $21 million, respectively. The increase in leasing business revenue was driven by the acquisition of MB Financial, Inc. These benefits were partially offset by a decrease of $8 million in syndication fees from the year ended December 31, 2018. Mortgage banking net revenue increased $75 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a $75 million increase in origination fees and gains on loan sales due to the lower interest rate environment. Wealth and asset management revenue increased $43 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $37 million in private client service fees. This increase was driven by increased sales production and strong market performance as well as the full-year benefit from acquisitions in 2018 and the acquisition of MB Financial, Inc.
Noninterest expense increased $702 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $303 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $90 million in merger-related expenses for the year ended December 31, 2019, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Technology and communications expense increased $137 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $71 million in merger-related expenses for the year ended December 31, 2019, as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
47  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other noninterest expense increased $209 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 and included the impact of an increase of $23 million in merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in operating lease expense, intangible amortization expense, losses and adjustments and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.
For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.
Credit Summary
The provision for credit losses was $471 million and $207 million for the years ended December 31, 2019 and 2018, respectively. Net losses charged-off
as a percent of average portfolio loans and leases remained at 0.35% for both the years ended December 31, 2019 and
2018. At December 31, 2019, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.62% compared to 0.41% at December 31, 2018. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.
Capital Summary
The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the U.S. banking agencies. As of December 31, 2019, as calculated under the Basel III standardized approach, the CET1 capital ratio was 9.75%, the Tier I risk-based capital ratio was 10.99%, the Total risk-based capital ratio was 13.84% and the Tier I leverage ratio was 9.54%.
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
TABLE 3:
NON-GAAP
FINANCIAL MEASURES - FINANCIAL MEASURES AND RATIOS ON AN FTE BASIS

For the years ended December 31 ($ in millions)	2019	2018	2017
Net interest income (U.S. GAAP)	$4,797	4,140	3,798
Add: FTE adjustment	17	16	26
Net interest income on an FTE basis (1)	$4,814	4,156	3,824

Interest income (U.S. GAAP)	$6,254	5,183	4,489
Add: FTE adjustment	17	16	26
Interest income on an FTE basis (2)	$6,271	5,199	4,515

Interest expense (3)	$1,457	1,043	691
Noninterest income (4)	3,536	2,790	3,224
Noninterest expense (5)	4,660	3,958	3,782
Average interest-earning assets (6)	145,404	128,905	126,293
Average interest-bearing liabilities (7)	104,708	89,959	85,090

Ratios:
Net interest margin on an FTE basis (1) / (6)	3.31%	3.22	3.03
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.92	2.87	2.76
Efficiency ratio on an FTE basis (5) / ((1) + (4))	55.8	57.0	53.7

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
TABLE 4:
NON-GAAP
FINANCIAL MEASURE - RETURN ON AVERAGE TANGIBLE COMMON EQUITY

For the years ended December 31 ($ in millions)	2019	2018
Net income available to common shareholders (U.S. GAAP)	$2,419	2,118
Add: Intangible amortization, net of tax	35	4
Tangible net income available to common shareholders (1)	$2,454	2,122

Average Bancorp shareholders’ equity (U.S. GAAP)	$19,902	15,970
Less: Average preferred stock	(1,470)	(1,331)
Average goodwill	(3,888)	(2,462)
Average intangible assets	(169)	(29)

Average tangible common equity, including AOCI (2)	$14,375	12,148
Less: Average AOCI	(875)	575

Average tangible common equity, excluding AOCI (3)	$13,500	12,723

Return on average tangible common equity, including AOCI (1) / (2)	17.1%	17.5
Return on average tangible common equity, excluding AOCI (1) / (3)	18.2	16.7
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
The following table reconciles
non-GAAP
capital ratios to U.S. GAAP:
TABLE 5:
NON-GAAP
FINANCIAL MEASURES - CAPITAL RATIOS

As of December 31 ($ in millions)	2019	2018
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,203	16,250
Less: Preferred stock	(1,770)	(1,331)
Goodwill	(4,252)	(2,478)
Intangible assets	(201)	(40)
AOCI	(1,192)	112
Tangible common equity, excluding unrealized gains / losses (1)	13,788	12,513
Add: Preferred stock	1,770	1,331
Tangible equity (2)	$15,558	13,844

Total Assets (U.S. GAAP)	$169,369	146,069
Less: Goodwill	(4,252)	(2,478)
Intangible assets	(201)	(40)
AOCI, before tax	(1,509)	142
Tangible assets, excluding unrealized gains / losses (3)	$163,407	143,693

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	9.52%	9.63
Tangible common equity as a percentage of tangible assets (1) / (3)	8.44	8.71
49  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the
Bancorp during 2019 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2019.
ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 7 of the Notes to Consolidated Financial Statements.
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
The Bancorp’s methodology for determining the ALLL requires significant management judgment and is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and leases, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off
experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans and leases.
Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when evaluating whether an individual loan or lease is impaired.
Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans and leases are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.
Historical credit loss rates are applied to commercial loans and leases that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from migration analyses for several portfolio stratifications, which track the historical net charge-off
experience sustained on loans and leases according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories.
Homogenous loans in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks and allowances are established based on the expected net charge-offs. Loss rates are based on the trailing twelve-month net charge-off
history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix.
The Bancorp also considers qualitative factors in determining the ALLL. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values, geographic concentrations, estimated loss emergence period and specific portfolio loans backed by enterprise valuations and private equity sponsors. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.
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
50  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in provision for credit losses in the Consolidated Statements of Income.
Valuation of Servicing Rights
When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights. The Bancorp has elected to measure all existing classes of its servicing rights at fair value at each reporting date with changes in the fair value of servicing rights reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model. For additional information on servicing rights, refer to Note 14 of the Notes to Consolidated Financial Statements.
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
TABLE 6: FAIR VALUE SUMMARY

As of ($ in millions)	December 31, 2019		December 31, 2018
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$40,446	1,194	35,792	1,124
As a percent of total assets	24%	1	25	1

Liabilities carried at fair value	$890	171	1,012	133
As a percent of total liabilities	1%	-	1	-

Refer to Note 29 of the Notes to Consolidated Financial Statements for further information on fair value measurements including a description of the valuation methodologies used for significant financial instruments.
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
During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Significant management judgment is necessary in the identification and valuation of unrecognized intangible assets and the valuation of the reporting unit’s recorded assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor does it recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.
Legal Contingencies
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 20 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s legal proceedings.
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
Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2019, 2018 and 2017, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.
Net interest income on an FTE basis
(non-GAAP)
was $4.8 billion and $4.2 billion for the years ended December 31, 2019 and 2018, respectively. Net interest income was positively impacted by increases in average commercial and industrial loans and average commercial mortgage loans of $7.5 billion and $3.2 billion, respectively, from the year ended December 31, 2018. Additionally, net interest income benefited from an increase in yields on average loans and leases of 34 bps from the year ended December 31, 2018. These positive impacts were partially offset by increases in both the rates paid on and balances of average interest-bearing core deposits and average long-term debt as well as an increase in average certificates $100,000 and over for the year ended December 31, 2019 compared to the year ended December 31, 2018. The rates paid on average interest-bearing core deposits increased 26 bps and average interest-bearing core deposits increased $12.9 billion from the year ended December 31, 2018. The rates paid on average long-term debt increased 24 bps and average long-term debt increased $818 million from the year ended December 31, 2018. Average certificates $100,000 and over increased $2.1 billion from the year ended December 31, 2018. Additionally, net interest income was negatively impacted by the August 2019, September 2019 and October 2019 decisions of the FOMC to lower the target range of the federal funds rate. Net interest income for the year ended December 31, 2019 included $65 million of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions.
Net interest rate spread on an FTE basis
(non-GAAP)
was 2.92% during the year ended December 31, 2019 compared to 2.87% during the year ended December 31, 2018. Yields on average interest-earning assets increased 28 bps, partially offset by a 23 bps increase in rates paid on average interest-bearing liabilities for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Net interest margin on an FTE basis
(non-GAAP)
was 3.31% for the year ended December 31, 2019 compared to 3.22% for the year ended December 31, 2018. The increase for the year ended December 31, 2019 was driven primarily by the previously mentioned increase in the net interest rate spread as well as an increase in average free funding balances. The increase in average free funding balances was driven by increases in average shareholders’ equity and average demand deposits of $4.0 billion and $1.7 billion, respectively, for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Interest income on an FTE basis
(non-GAAP)
from loans and leases increased $975 million compared to the year ended December 31, 2018 primarily due to the aforementioned increases in the balances of average commercial and industrial loans and average commercial mortgage loans as well as the increase in yields on average loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis
(non-GAAP)
from investment securities and other short-term investments increased $97 million from the year ended December 31, 2018 primarily as a result of an increase in average taxable securities.
Interest expense on core deposits increased $301 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the previously mentioned increases in both the cost and balances of average interest-bearing core deposits. The increases in both the cost and balances of average interest-bearing core deposits were primarily due to increases in the rates paid on and balances of both average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.
Interest expense on wholesale funding increased $113 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the aforementioned increase in the rates paid on and balances of average long-term debt and increases in average certificates $100,000 and over. These increases were partially offset by a decrease in average other short-term borrowings of $565 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. Average wholesale funding represented 21% and 23% of average interest-bearing liabilities during the years ended December 31, 2019 and 2018, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.
53  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 7: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME ON AN FTE BASIS

For the years ended December 31	2019			2018			2017

($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases: (a)
Commercial and industrial loans	$50,168	2,313	4.61%	$42,668	1,826	4.28%	$41,577	1,514	3.64%
Commercial mortgage loans	9,905	476	4.81	6,661	298	4.47	6,844	256	3.74
Commercial construction loans	5,174	278	5.37	4,793	240	5.01	4,374	179	4.09
Commercial leases	3,578	119	3.31	3,795	108	2.84	4,011	82	2.04

Total commercial loans and leases	68,825	3,186	4.63	57,917	2,472	4.27	56,806	2,031	3.58

Residential mortgage loans	17,337	635	3.66	16,150	580	3.59	16,053	566	3.53
Home equity	6,286	324	5.16	6,631	326	4.92	7,308	310	4.24
Indirect secured consumer loans	10,345	423	4.08	8,993	304	3.38	9,407	275	2.92
Credit card	2,437	304	12.49	2,280	279	12.25	2,141	253	11.84
Other consumer loans	2,564	196	7.63	1,905	132	6.94	1,016	68	6.68

Total consumer loans	38,969	1,882	4.83	35,959	1,621	4.51	35,925	1,472	4.10

Total loans and leases	$107,794	5,068	4.70%	$93,876	4,093	4.36%	$92,731	3,503	3.78%
Securities:
Taxable	$35,429	1,160	3.28%	$33,487	1,079	3.22%	$32,106	993	3.09%
Exempt from income taxes (a)	41	2	3.97	66	2	3.37	66	4	5.45
Other short-term investments	2,140	41	1.91	1,476	25	1.68	1,390	15	1.04

Total interest-earning assets	$145,404	6,271	4.31%	$128,905	5,199	4.03%	$126,293	4,515	3.57%
Cash and due from banks	2,748			2,200			2,224
Other assets	16,903			12,203			13,236
Allowance for loan and lease losses	(1,119)			(1,125)			(1,226)

Total assets	$163,936			$142,183			$140,527

Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$36,658	396	1.08%	$29,818	252	0.85%	$26,382	109	0.41%
Savings deposits	14,041	22	0.16	13,330	14	0.10	13,958	8	0.06
Money market deposits	25,879	272	1.05	21,769	162	0.74	20,231	74	0.37
Foreign office deposits	209	1	0.63	363	1	0.33	388	1	0.20
Other time deposits	5,470	98	1.79	4,106	59	1.44	3,771	46	1.23

Total interest-bearing core deposits	82,257	789	0.96	69,386	488	0.70	64,730	238	0.37
Certificates $100,000 and over	4,504	97	2.14	2,426	41	1.69	2,564	36	1.38
Other deposits	265	6	2.27	476	9	1.94	277	3	1.05
Federal funds purchased	1,267	29	2.26	1,509	30	1.97	557	6	1.01
Other short-term borrowings	1,046	28	2.67	1,611	29	1.82	3,158	30	0.96
Long-term debt	15,369	508	3.30	14,551	446	3.06	13,804	378	2.74

Total interest-bearing liabilities	$104,708	1,457	1.39%	$89,959	1,043	1.16%	$85,090	691	0.81%
Demand deposits	34,343			32,634			35,093
Other liabilities	4,897			3,603			3,897

Total liabilities	$143,948			$126,196			$124,080
Total equity	$19,988			$15,987			$16,447

Total liabilities and equity	$163,936			$142,183			$140,527

Net interest income (FTE) (b)		$4,814			$4,156			$3,824
Net interest margin (FTE) (b)			3.31%			3.22%			3.03%
Net interest rate spread (FTE) (b)			2.92			2.87			2.76
Interest-bearing liabilities to interest-earning assets			72.01			69.79			67.37

(a)	The FTE adjustments included in the above table were $17 , $16 and $26 for the years ended December 31, 2019 , 2018 and 2017, respectively.

(b)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

54  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE (a)

For the years ended December 31	2019 Compared to 2018			2018 Compared to 2017

($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$338	149	487	41	271	312
Commercial mortgage loans	154	24	178	(7)	49	42
Commercial construction loans	20	18	38	18	43	61
Commercial leases	(6)	17	11	(4)	30	26

Total commercial loans and leases	506	208	714	48	393	441

Residential mortgage loans	43	12	55	3	11	14
Home equity	(17)	15	(2)	(31)	47	16
Indirect secured consumer loans	50	69	119	(12)	41	29
Credit card	20	5	25	17	9	26
Other consumer loans	50	14	64	61	3	64

Total consumer loans	146	115	261	38	111	149

Total loans and leases	$652	323	975	86	504	590
Securities:
Taxable	63	18	81	44	42	86
Exempt from income taxes	-	-	-	(1)	(1)	(2)
Other short-term investments	12	4	16	1	9	10

Total change in interest income	$727	345	1,072	130	554	684

Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$65	79	144	15	128	143
Savings deposits	-	8	8	-	6	6
Money market deposits	35	75	110	7	81	88
Foreign office deposits	(1)	1	-	-	-	-
Other time deposits	22	17	39	5	8	13

Total interest-bearing core deposits	121	180	301	27	223	250
Certificates $100,000 and over	43	13	56	(2)	7	5
Other deposits	(4)	1	(3)	3	3	6
Federal funds purchased	(5)	4	(1)	15	9	24
Other short-term borrowings	(12)	11	(1)	(20)	19	(1)
Long-term debt	25	37	62	22	46	68

Total change in interest expense	$168	246	414	45	307	352

Total change in net interest income	$559	99	658	85	247	332

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

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
charged-off
loans and leases.
The provision for credit losses was $471 million for the year ended December 31, 2019 compared to $207 million for the same period in the prior year. The increase in provision expense for the year ended December 31, 2019 compared to the prior year was primarily due to increases in specific reserves on certain impaired commercial loans and the level of commercial criticized assets as well as increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition.
The ALLL increased $99 million from December 31, 2018 to $1.2 billion at December 31, 2019. At December 31, 2019, the ALLL as a percent of portfolio loans and leases decreased to 1.10%, compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The reserve for unfunded commitments increased $13 million from December 31, 2018 to $144 million at December 31, 2019. This increase reflects the impact of the MB Financial, Inc. acquisition, which included approximately $8 million in reserves for unfunded commitments at the acquisition date.
Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Consolidated Financial Statements for more detailed information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio, ALLL, and reserve for unfunded commitments.
55  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Income
Noninterest income increased $746 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The following table presents the components of noninterest income:
TABLE 9: COMPONENTS OF NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2019	2018	2017	2016	2015
Corporate banking revenue	$570	438	353	432	384
Service charges on deposits	565	549	554	558	563
Wealth and asset management revenue	487	444	419	404	418
Card and processing revenue	360	329	313	319	302
Mortgage banking net revenue	287	212	224	285	348
Other noninterest income	1,224	887	1,357	688	979
Securities gains (losses), net	40	(54)	2	10	9
Securities gains (losses), net - non-qualifying hedges on MSRs	3	(15)	2	-	-
Total noninterest income	$3,536	2,790	3,224	2,696	3,003

Corporate banking revenue
Corporate banking revenue increased $132 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase from the prior year was primarily driven by increases in leasing business revenue, lease remarketing fees, institutional sales revenue and business lending fees of $50 million, $44 million, $26 million and $21 million, respectively. The increase in leasing business revenue was driven by the acquisition of MB Financial, Inc. These benefits were partially offset by a decrease of $8 million in syndication fees from the year ended December 31, 2018.
Service charges on deposits
Service charges on deposits increased $16 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $31 million in commercial deposit fees, partially offset by a decrease of $14 million in consumer deposit fees.
Wealth and asset management revenue
Wealth and asset management revenue increased $43 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $37 million in private client service fees.
This increase was driven by increased sales production and strong market performance as well as the full-year benefit from acquisitions in 2018 and the acquisition of MB Financial, Inc. The Bancorp’s trust and registered investment advisory businesses had approximately $413 billion and $356 billion in total assets under care as of December 31, 2019 and 2018, respectively, and managed $49 billion and $37 billion in assets for individuals, corporations and not-for-profit
organizations as of December 31, 2019 and 2018, respectively.
Card and processing revenue
Card and processing revenue increased $31 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by increases in the number of actively used cards, customer spend volume and other interchange revenue.
Mortgage banking net revenue
Mortgage banking net revenue increased $75 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.
The following table presents the components of mortgage banking net revenue:
TABLE 10: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2019	2018	2017
Origination fees and gains on loan sales	$175	100	138
Net mortgage servicing revenue:
Gross mortgage servicing fees	267	216	206
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(155)	(104)	(120)
Net mortgage servicing revenue	112	112	86
Total mortgage banking net revenue	$287	212	224

Origination fees and gains on loan sales increased $75 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by an increase in originations due to the lower interest rate environment. Residential mortgage loan originations increased to $11.6 billion for the year ended December 31, 2019 from $7.1 billion for the year ended December 31, 2018.
Net mortgage servicing revenue remained flat for the year ended December 31, 2019 compared to the year ended December 31, 2018 as an increase in gross mortgage servicing fees of $51 million was offset by an increase in net negative valuation adjustments of $51 million from the year ended 2018. Refer to Table 11 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying
hedging strategy.
56  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 11: COMPONENTS OF NET VALUATION ADJUSTMENTS ON MSRs

For the years ended December 31 ($ in millions)	2019	2018	2017
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$221	(21)	2
Changes in fair value:
Due to changes in inputs or assumptions	(203)	42	(1)
Other changes in fair value	(173)	(125)	(121)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(155)	(104)	(120)

Mortgage rates decreased during the year ended December 31, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $203 million due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $173 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2019.
Mortgage rates increased during the year ended December 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $42 million due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $125 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2018.
Further detail on the valuation of MSRs can be found in Note 14 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying
hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio.
Refer to Note 15 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.
In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying
hedging strategy. The Bancorp recognized net gains of $3 million during the year ended December 31, 2019, and net losses of $15 million during the year ended December 31, 2018, recorded in securities gains (losses), net -
 non-qualifying
hedges on MSRs in the Bancorp’s Consolidated Statements of Income.
The Bancorp’s total residential mortgage loans serviced at December 31, 2019 and 2018 were $98.4 billion and $79.2 billion, respectively, with $80.7 billion and $63.2 billion, respectively, of residential mortgage loans serviced for others.
Other noninterest income
The following table presents the components of other noninterest income:
TABLE 12: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2019	2018	2017
Gain on sale of Worldpay, Inc. shares	$562	205	1,037
Income from the TRA associated with Worldpay, Inc.	346	20	44
Operating lease income	151	84	96
Private equity investment income	65	63	36
BOLI income	60	56	52
Cardholder fees	58	56	54
Consumer loan and lease fees	23	23	23
Banking center income	22	21	20
Insurance income	19	20	8
Net gains (losses) on loan sales	3	2	(2)
Equity method income from interest in Worldpay Holding, LLC	2	1	47
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(107)	(59)	(80)
Net losses on disposition and impairment of bank premises and equipment	(23)	(43)	-
Loss on sale of business	(4)	-	-
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	-	414	-
Other, net	47	24	22
Total other noninterest income	$1,224	887	1,357

Other noninterest income increased $337 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the recognition of gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in the income from the TRA associated with Worldpay, Inc., an increase in operating lease income and a decrease in the net losses on disposition and impairment of bank premises and equipment. These benefits were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018 as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.
The Bancorp recognized a $562 million gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2019 compared to a $205 million gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2018.
Income from the TRA associated with Worldpay Inc. increased $326 million from the year ended December 31, 2018 primarily driven by a $345 million gain recognized in the fourth quarter of 2019 from the Worldpay, Inc. TRA transaction. For additional information, refer to Note 21 of the Notes to Consolidated Financial Statements. Operating lease income increased $67 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by the acquisition of MB Financial, Inc. Net losses on disposition and impairment of bank premises and equipment decreased $20 million during the year ended December 31, 2019 compared to the same period in the prior year driven by the impact of impairment charges of $28 million during the year ended December 31, 2019 compared to $45 million during the year ended December 31, 2018. For more information, refer to Note 8 of the Notes to Consolidated Financial Statements.
57  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp recognized a $414 million gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. during the year ended December 31, 2018. For the year ended December 31, 2019, the Bancorp recognized negative valuation adjustments of $107 million related to the Visa total return swap compared to negative valuation adjustments of $59 million during the year ended December 31, 2018.
The increase from the prior year was primarily due to the impact of litigation developments during 2019 and an increase in Visa, Inc.’s share price. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 19, Note 20 and Note 29 of the Notes to Consolidated Financial Statements.
Noninterest Expense
Noninterest expense increased $702 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications expense and other noninterest expense.

The following table presents the components of noninterest expense:
TABLE 13: COMPONENTS OF NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2019	2018	2017	2016	2015
Salaries, wages and incentives	$2,001	1,783	1,633	1,612	1,525
Employee benefits	417	332	356	339	323
Technology and communications	422	285	245	234	224
Net occupancy expense	332	292	295	299	321
Card and processing expense	130	123	129	132	153
Equipment expense	129	123	117	118	124
Other noninterest expense	1,229	1,020	1,007	1,003	973
Total noninterest expense	$4,660	3,958	3,782	3,737	3,643
Efficiency ratio on an FTE basis (a)	55.8%	57.0	53.7	59.0	55.6

(a)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp recognized $222 million and $31 million of merger-related expenses related to the MB Financial, Inc. acquisition for the years ended December 31, 2019 and 2018, respectively.

The following table provides a summary of merger-related expenses recorded in noninterest expense:
TABLE 14: MERGER-RELATED EXPENSES

For the years ended December 31 ($ in millions)	2019	2018
Salaries, wages and incentives	$87	1
Employee benefits	3	-
Technology and communications	71	6
Net occupancy expense	13	-
Card and processing expense	1	1
Equipment expense	1	-
Other noninterest expense	46	23
Total	$222	31

Personnel costs increased $303 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $90 million in merger-related expenses for the year ended December 31, 2019, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Full-time equivalent employees totaled 19,869 at December 31, 2019 compared to 17,437 at December 31, 2018.
Technology and communications expense increased $137 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $71 million in merger-related expenses for the year ended December 31, 2019, as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
58  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the components of other noninterest expense:
TABLE 15: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2019	2018	2017
Marketing	$162	147	114
Loan and lease	142	112	102
Operating lease	124	76	87
Losses and adjustments	102	61	59
FDIC insurance and other taxes	81	119	127
Professional service fees	70	67	83
Data processing	70	57	58
Travel	68	52	46
Intangible amortization	45	5	2
Postal and courier	38	35	42
Donations	30	21	28
Recruitment and education	28	32	35
Supplies	14	13	14
Insurance	14	13	12
Loss (gain) on partnership investments	2	(4)	14
Other, net	239	214	184
Total other noninterest expense	$1,229	1,020	1,007

Other noninterest expense increased $209 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 and included the impact of an increase of $23 million of merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in operating lease expense, intangible amortization expense, losses and adjustments, and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes.
Operating lease expense and intangible amortization expense increased $48 million and $40 million, respectively, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by the acquisition of MB Financial, Inc.
Losses and adjustments increased $41 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by increases in credit valuation adjustments on derivatives as well as legal settlements. Loan and lease expense increased $30 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily as a result of an increase in loan closing costs due to an increase in residential mortgage loan originations. FDIC insurance and other taxes decreased $38 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the elimination of the FDIC surcharge in the fourth quarter of 2018.
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
The effective tax rates for the years ended December 31, 2019 and 2018 were primarily impacted by $160 million and $189 million, respectively, of low-income
housing tax credits and other tax benefits and $40 million and $23 million, respectively, of tax benefits from tax exempt income, and were partially offset by $140 million and $154 million, respectively, of proportional amortization related to qualifying LIHTC investments. The increase in the effective tax rate for the year ended December 31, 2019 from 2018 was impacted by the increase in state income taxes. The effective tax rate for the year ended December 31, 2017 was impacted by a $253 million benefit from the remeasurement of deferred taxes as a result of the reduction in the federal income tax rate from 35 percent to 21 percent for years beginning after December 31, 2017.
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
For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at December 31, 2019, the Bancorp estimates that it may be necessary to recognize $6 million of additional income tax benefit over the next twelve months related to the settlement of stock-based awards, primarily in the first half of 2020. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.
59  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:
TABLE 16: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2019	2018	2017	2016	2015
Income before income taxes	$3,202	2,765	2,979	2,208	2,493
Applicable income tax expense	690	572	799	665	814

Effective tax rate	21.6%	20.7	26.8	30.1	32.6

60  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 32 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.
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
The following table summarizes net income (loss) by business segment:

TABLE 17: NET INCOME (LOSS) BY BUSINESS SEGMENT
For the years ended December 31 ($ in millions)	2019	2018	2017
Income Statement Data
Commercial Banking	$1,424	1,139	827
Branch Banking	860	702	455
Consumer Lending	92	(1)	17
Wealth and Asset Management	112	97	65
General Corporate and Other	24	256	816
Net income	$2,512	2,193	2,180

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
The following table contains selected financial data for the Commercial Banking segment:
TABLE 18: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2019	2018	2017
Income Statement Data
Net interest income (FTE) (a)	$2,377	1,729	1,678
Provision for (benefit from) credit losses	183	(26)	38
Noninterest income:
Corporate banking revenue	565	432	348
Service charges on deposits	308	273	287
Other noninterest income	314	212	203
Noninterest expense:
Personnel costs	466	344	294
Other noninterest expense	1,155	919	940
Income before income taxes (FTE)	1,760	1,409	1,244
Applicable income tax expense (a)(b)	336	270	417
Net income	$1,424	1,139	827
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$65,475	54,748	53,743
Demand deposits	16,424	16,560	19,519
Interest checking deposits	18,259	12,203	9,080
Savings and money market deposits	4,904	4,128	5,337
Other time deposits and certificates $100,000 and over	332	377	899
Foreign office deposits	209	362	372

(a)	Includes FTE adjustments of $17 , $16 and $26 for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
Applicable income tax expense for all periods includes the tax benefit from tax-exempt
income,
tax-advantaged
investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Comparison of the year ended 2019 with 2018
Net income was $1.4 billion for the year ended December 31, 2019 compared to net income of $1.1 billion for the year ended December 31, 2018. The increase in net income was driven by increases in net interest income on an FTE basis and noninterest income partially offset by increases in noninterest expense and provision for credit losses.
Net interest income on an FTE basis increased $648 million from the year ended December 31, 2018 primarily driven by increases in both average balances and yields on commercial loans and leases, increases in FTP credits on interest checking deposits and increases in FTP credit rates on demand deposits. These increases were partially offset by increases in FTP charges on loans and leases and increases in both average balances and rates paid on interest checking deposits.
Provision for credit losses increased $209 million from the year ended December 31, 2018 driven by the impact of an increase in criticized asset levels partially offset by a decrease in net charge-offs on commercial and industrial loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 14 bps for the year ended December 31, 2019 compared to 18 bps for the year ended December 31, 2018.
Noninterest income increased $270 million from the year ended December 31, 2018 driven by increases in corporate banking revenue, other noninterest income and service charges on deposits. Corporate banking revenue increased $133 million from the year ended December 31, 2018 driven by increases in leasing business revenue, lease remarketing fees, institutional sales revenue and business lending fees.
Other noninterest income increased $102 million from the year ended December 31, 2018 primarily due to increases in operating lease income, card and processing revenue and private equity investment income. Service charges on deposits increased $35 million from the year ended December 31, 2018 primarily driven by an increase in commercial deposit fees.
Noninterest expense increased $358 million from the year ended December 31, 2018 due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $236 million from the year ended December 31, 2018 primarily due to increases in corporate overhead allocations, operating lease expense, intangible amortization expense and losses and adjustments. Personnel costs increased $122 million from the year ended December 31, 2018 due to increases in base compensation and incentive compensation primarily as a result of the MB Financial, Inc. acquisition as well as an increase in employee benefits expense.
Average commercial loans and leases increased $10.7 billion from the year ended December 31, 2018 primarily due to increases in average commercial and industrial loans and average commercial mortgage loans. Average commercial and industrial loans increased $7.4 billion from the year ended December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in loan originations. Average commercial mortgage loans increased $3.2 billion from the year ended December 31, 2018 as a result of the acquisition of MB Financial, Inc. and increases in loan originations as well as permanent financing from the Bancorp’s commercial construction loan portfolio.
Average core deposits increased $6.6 billion from the year ended December 31, 2018 primarily driven by increases in average interest checking deposits and average savings and money market deposits partially offset by decreases in average foreign office deposits and average demand deposits.
62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Average interest checking deposits increased $6.1 billion from the year ended December 31, 2018 primarily due to balance migration from demand deposit accounts and an increase in average balances per commercial customer account as well as the acquisition of MB Financial, Inc. Average savings and money market deposits increased $776 million from the year ended December 31, 2018 primarily due to the acquisition of MB Financial, Inc. and an increase in average balances per commercial customer account. Average foreign office deposits decreased $153 million from the year ended December 31, 2018 driven by balance migration into interest checking deposits. Average demand deposits decreased $136 million from the year ended December 31, 2018 primarily driven by balance migration into interest checking deposits partially offset by the acquisition of MB Financial, Inc.
Comparison of the year ended 2018 with 2017
Net income was $1.1 billion for the year ended December 31, 2018 compared to net income of $827 million for the year ended December 31, 2017. The increase in net income was driven by increases in noninterest income and net interest income on an FTE basis and a decrease in the provision for credit losses partially offset by an increase in noninterest expense.
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
Provision for credit losses decreased $64 million from the year ended December 31, 2017 primarily driven by a decrease in commercial criticized asset levels as well as a decrease in net charge-offs. Net charge-offs as a percent of average portfolio loans and leases decreased to 18 bps for the year ended December 31, 2018 compared to 19 bps for the year ended December 31, 2017.
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
63  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,149 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.
The following table contains selected financial data for the Branch Banking segment:
TABLE 19: BRANCH BANKING

For the years ended December 31 ($ in millions)	2019	2018	2017
Income Statement Data
Net interest income	$2,371	2,034	1,782
Provision for credit losses	224	171	153
Noninterest income:
Card and processing revenue	285	266	251
Service charges on deposits	260	275	265
Wealth and asset management revenue	158	150	141
Other noninterest income	99	63	99
Noninterest expense:
Personnel costs	601	536	526
Net occupancy and equipment expense	221	225	228
Card and processing expense	123	121	127
Other noninterest expense	915	846	800
Income before income taxes	1,089	889	704
Applicable income tax expense	229	187	249
Net income	$860	702	455
Average Balance Sheet Data
Consumer loans	$13,200	13,034	13,008
Commercial loans	2,170	1,938	1,918
Demand deposits	15,802	14,336	13,895
Interest checking deposits	10,716	10,187	10,226
Savings and money market deposits	33,173	29,473	27,603
Other time deposits and certificates $100,000 and over	7,532	5,348	4,965
Comparison of the year ended 2019 with 2018
Net income was $860 million for the year ended December 31, 2019 compared to net income of $702 million for the year ended December 31, 2018. The increase was driven by increases in net interest income and noninterest income partially offset by increases in noninterest expense and provision for credit losses.
Net interest income increased $337 million from the year ended December 31, 2018. The increase was primarily due to increases in FTP credits on core deposits and certificates $100,000 and over as well as increases in average balances of other consumer loans and credit card. These benefits were partially offset by increases in both the rates paid on and average balances of savings and money market deposits and other time deposits and certificates $100,000 and over as well as an increase in FTP charge rates on loans and leases.
Provision for credit losses increased $53 million from the year ended December 31, 2018 primarily due to increases in net charge-offs on credit card and other consumer loans. Net charge-offs as a percent of average portfolio loans and leases increased to 144 bps for the year ended December 31, 2019 compared to 114 bps for the year ended December 31, 2018.
Noninterest income increased $48 million from the year ended December 31, 2018 driven by increases in other noninterest income, card and processing revenue and wealth and asset management revenue partially offset by a decrease in service charges on deposits. Other noninterest income increased $36 million from the year ended December 31, 2018 primarily due to the impact of impairment on bank premises and equipment recognized during 2018. Card and processing revenue increased $19 million from the year ended December 31, 2018 primarily driven by increases in the number of actively used cards and customer spend volume.
Wealth and asset management revenue increased $8 million from the year ended December 31, 2018 primarily driven by increases in brokerage fees and private client service fees. Service charges on deposits decreased $15 million from the year ended December 31, 2018 due to a decrease in consumer deposit fees partially offset by an increase in commercial deposit fees.
Noninterest expense increased $132 million from the year ended December 31, 2018 primarily due to increases in other noninterest expense and personnel costs. Other noninterest expense increased $69 million from the year ended December 31, 2018 primarily due to increases in corporate overhead allocations, intangible amortization expense and loan and lease expense partially offset by a decrease in FDIC insurance and other taxes. Personnel costs increased $65 million from the year ended December 31, 2018 due to higher base compensation primarily as a result of the MB Financial, Inc. acquisition as well as increases in employee benefits expense and incentive compensation.
Average consumer loans increased $166 million from the year ended December 31, 2018 primarily driven by an increase in average other consumer loans of $649 million primarily due to growth in point-of-sale
loan originations. This increase was partially offset by decreases in average home equity loans of $303 million and average residential mortgage loans of $259 million as payoffs exceeded loan production.
Average core deposits increased $7.0 billion from the year ended December 31, 2018 primarily driven by growth in average savings and money market deposits of $3.7 billion and growth in average demand deposits of $1.5 billion. These increases were primarily due to the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove consumer customer acquisition and growth in balances from existing customers.
64  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The increase in average core deposits also included an increase in interest checking deposits of $529 million from the year ended December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. Average other time deposits and certificates $100,000 and over increased $2.2 billion from the year ended December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove increased production.
Comparison of the year ended 2018 with 2017
Net income was $702 million for the year ended December 31, 2018 compared to net income of $455 million for the year ended December 31, 2017. The increase was driven by an increase in net interest income partially offset by increases in noninterest expense and provision for credit losses.
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
Provision for credit losses increased $18 million from the year ended December 31, 2017 primarily due to an increase in net charge-offs on other consumer loans and credit card. Net charge-offs as a percent of average portfolio loans and leases increased to 114 bps for the year ended December 31, 2018 compared to 102 bps for the year ended December 31, 2017.
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
65  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consumer Lending
Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans, pools of loans, and all associated hedging activities.
Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.
The following table contains selected financial data for the Consumer Lending segment:
TABLE 20: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2019	2018	2017
Income Statement Data
Net interest income	$325	237	240
Provision for credit losses	49	42	40
Noninterest income:
Mortgage banking net revenue	279	206	217
Other noninterest income	17	(1)	20
Noninterest expense:
Personnel costs	196	192	189
Other noninterest expense	259	210	222
Income (loss) before income taxes	117	(2)	26
Applicable income tax expense (benefit)	25	(1)	9
Net income (loss)	$92	(1)	17
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,027	11,803	11,494
Home equity	220	243	293
Indirect secured consumer loans	10,109	8,676	8,939
Comparison of the year ended 2019 with 2018
Net income was $92 million for the year ended December 31, 2019 compared to a net loss of $1 million for the year ended December 31, 2018. The increase was driven by increases in noninterest income and net interest income partially offset by increases in noninterest expense and provision for credit losses.
Net interest income increased $88 million from the year ended December 31, 2018 primarily driven by increases in both yields on and average balances of indirect secured consumer loans and residential mortgage loans as well as an increase in FTP credits on demand deposits. These benefits were partially offset by increases in FTP charges on loans and leases.
Provision for credit losses increased $7 million from the year ended December 31, 2018 primarily driven by an increase in net charge-offs on indirect secured consumer loans partially offset by a decrease in net charge-offs on residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases increased to 22 bps for the year ended December 31, 2019 compared to 21 bps for the year ended December 31, 2018.
Noninterest income increased $91 million from the year ended December 31, 2018 driven by increases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue increased $73 million from the year ended December 31, 2018 primarily driven by an increase in origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $18 million from the year ended December 31, 2018 primarily due to the recognition of $3 million of gains on securities acquired as a component of the Bancorp’s non-qualifying
hedging strategy of MSRs during the year ended December 31, 2019 compared to the recognition of $15 million of losses during the year ended December 31, 2018.
Noninterest expense increased $53 million from the year ended December 31, 2018 primarily due to an increase in other noninterest expense primarily driven by increases in corporate overhead allocations, loan and lease expense and losses and adjustments.
Average consumer loans increased $2.6 billion from the year ended December 31, 2018 primarily driven by increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $1.4 billion from the year ended December 31, 2018 primarily driven by the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs. Average residential mortgage loans increased $1.2 billion from the year ended December 31, 2018 primarily driven by the acquisition of MB Financial, Inc.
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
Provision for credit losses increased $2 million from the year ended December 31, 2017. Net charge-offs as a percent of average portfolio loans and leases increased to 21 bps for the year ended December 31, 2018 compared to 20 bps for the year ended December 31, 2017.
Noninterest income decreased $32 million from the year ended December 31, 2017 driven by decreases in other noninterest income and mortgage banking net revenue. Other noninterest income decreased $21 million from the year ended December 31, 2017 primarily due to an increase in the loss on securities acquired as a component of the Bancorp’s non-qualifying
hedging strategy of MSRs resulting from increased interest rates. Mortgage banking net revenue decreased $11 million from the year ended December 31, 2017 primarily driven by a decrease in mortgage origination fees and gains on loan sales partially offset by an increase in net mortgage servicing revenue.
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
Average consumer loans decreased $4 million from the year ended December 31, 2017. Average indirect secured consumer loans decreased $263 million from the year ended December 31, 2017 as payoffs exceeded new loan production due to a strategic shift focusing on improving risk-adjusted returns.
Average home equity decreased $50 million from the year ended December 31, 2017 as the vintage portfolio continued to pay down. Average residential mortgage loans increased $309 million from the year ended December 31, 2017 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans.
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
states and municipalities.
The following table contains selected financial data for the Wealth and Asset Management segment:
TABLE 21: WEALTH AND ASSET MANAGEMENT

For the years ended December 31 ($ in millions)	2019	2018	2017
Income Statement Data
Net interest income	$182	182	154
Provision for credit losses	-	12	6
Noninterest income:
Wealth and asset management revenue	469	429	407
Other noninterest income	20	27	12
Noninterest expense:
Personnel costs	217	202	181

Other noninterest expense	312	302	287
Income before income taxes	142	122	99
Applicable income tax expense	30	25	34

Net income	$112	97	65
Average Balance Sheet Data
Loans and leases, including held for sale	$3,580	3,421	3,277

Core deposits	9,701	9,332	8,782
Comparison of the year ended 2019 with 2018
Net income was $112 million for the year ended December 31, 2019 compared to net income of $97 million for the year ended December 31, 2018. The increase in net income was driven by an increase in noninterest income as well as a decrease in provision for credit losses partially offset by an increase in noninterest expense.
Net interest income remained flat for the year ended December 31, 2019 compared to the year ended December 31, 2018. Net interest income was positively impacted by increases in FTP credits on interest checking deposits and savings and money market deposits as well as increases in both yields on and average balances of loans and leases. These positive impacts were offset by an increase in the rates paid on interest checking deposits as well as an increase in FTP charges on loans and leases.
Provision for credit losses decreased $12 million from the year ended December 31, 2018 driven by a decrease in net charge-offs on commercial and industrial loans. This decrease was partially offset by the impact of the benefit of lower criticized asset levels for the year ended December 31, 2018.
Noninterest income increased $33 million from the year ended December 31, 2018 due to an increase in wealth and asset management revenue partially offset by a decrease in other noninterest income. Wealth and asset management revenue increased $40 million from the year ended December 31, 2018 primarily due to an increase in private client service fees driven by increased sales production and strong market performance as well as the full-year benefit from acquisitions in 2018 and the acquisition of MB Financial, Inc.
Other noninterest income decreased $7 million from the year ended December 31, 2018 primarily due to a loss on sale of a business recognized during the second quarter of 2019.
Noninterest expense increased $25 million from the year ended December 31, 2018 due to increases in personnel costs and other noninterest expense. Personnel costs increased $15 million from the year ended December 31, 2018 primarily due to higher base compensation driven by the full-year impact from acquisitions in 2018 and the acquisition of MB Financial, Inc. Other noninterest expense increased $10 million from the year ended December 31, 2018 primarily driven by an increase in corporate overhead allocations partially offset by a decrease in FDIC insurance and other taxes.
Average loans and leases increased $159 million from the year ended December 31, 2018 primarily due to an increase in average residential mortgage loans driven by the acquisition of MB Financial, Inc., partially offset by a decrease in average commercial and industrial loans as payoffs exceeded new loan production.
Average core deposits increased $369 million from the year ended December 31, 2018 primarily due to an increase in average interest checking deposits primarily as a result of the acquisition of MB Financial, Inc. as well as an increase in average savings and money market deposits.
67  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the year ended 2018 with 2017
Net income was $97 million for the year ended December 31, 2018 compared to net income of $65 million for the year ended December 31, 2017. The increase in net income was driven by increases in noninterest income and net interest income partially offset by increases in noninterest expense and the provision for credit losses.
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
Provision for credit losses increased $6 million from the year ended December 31, 2017 driven by an increase in net charge-offs partially offset by the impact of the benefit of lower commercial criticized assets. Net charge-offs as a percent of average portfolio loans and leases increased to 52 bps for the year ended December 31, 2018 compared to 11 bps for the year ended December 31, 2017.
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
Comparison of the year ended 2019 with 2018
Net interest income decreased $415 million from the year ended December 31, 2018 primarily driven by an increase in FTP credits on deposits allocated to the business segments and increases in interest expense on long-term debt.
These negative impacts were partially offset by an increase in the benefit related to FTP charges on loans and leases and an increase in interest income on taxable securities.
Provision for credit losses increased $7 million from the year ended December 31, 2018 primarily due to increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition. This was partially offset by an increase in the allocation of provision expense to the business segments driven by an increase in commercial criticized asset levels.
Noninterest income increased $309 million from the year ended December 31, 2018 primarily driven by the recognition of a $562 million gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2019 in addition to a $345 million gain recognized in the fourth quarter of 2019 from the Worldpay, Inc. TRA transaction compared to a $205 million gain on the sale of Worldpay, Inc. shares for the year ended December 31, 2018 and a $414 million gain recognized in the first quarter of 2018 related to Vantiv, Inc.’s acquisition of Worldpay Group plc. The increase from the year ended December 31, 2018 also included securities gains of $40 million during the year ended December 31, 2019 compared to securities losses of $54 million during the year ended December 31, 2018. These positive impacts were partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. The Bancorp recognized negative valuation adjustments of $107 million related to the Visa total return swap for the year ended December 31, 2019 compared to negative valuation adjustments of $59 million during the year ended December 31, 2018.
Noninterest expense increased $139 million from the year ended December 31, 2018. The increase was primarily due to increases in technology and communications expense, personnel costs and net occupancy expense driven by merger-related expenses as a result of the acquisition of MB Financial, Inc. partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for additional information on merger-related expenses.
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
Provision for credit losses decreased $16 million from the year ended December 31, 2017 primarily due to an increased benefit from the reserve for unfunded commitments partially offset by the decrease in the allocation of provision expense to the business segments driven by a decrease in commercial criticized assets.
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
Noninterest expense increased $79 million from the year ended December 31, 2017. The increase was primarily due to increases in personnel expenses, technology and communications expense and marketing expense partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.
69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOURTH QUARTER REVIEW

The Bancorp’s 2019 fourth quarter net income available to common shareholders was $701 million, or $0.96 per diluted share, compared to net income available to common shareholders of $530 million, or $0.71 per diluted share, for the third quarter of 2019 and net income available to common shareholders of $432 million, or $0.64 per diluted share, for the fourth quarter of 2018.
Net interest income on an FTE basis was $1.2 billion for the fourth quarter of 2019, a decrease of $14 million from the third quarter of 2019 and an increase of $147 million from the fourth quarter of 2018. The decrease from the third quarter of 2019 was primarily driven by lower short-term market rates, partially offset by growth in the indirect secured consumer portfolio, as well as the favorable impact of previously executed cash flow hedges. The increase from the fourth quarter 2018 was primarily driven by an increase in interest-earning assets, including the impact from the MB Financial, Inc. acquisition, partially offset by the declining-rate environment. Net interest income for the fourth quarter of 2019 included $18 million of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions compared to $28 million in the third quarter of 2019 and an immaterial amount in the fourth quarter of 2018.
Noninterest income was $1.0 billion for the fourth quarter of 2019, an increase of $295 million compared to the third quarter of 2019 and $460 million compared to the fourth quarter of 2018. The increase from the third quarter of 2019 was primarily due to an increase in other noninterest income, partially offset by a decrease in mortgage banking net revenue and corporate banking revenue. The year-over-year increase was primarily the result of an increase in other noninterest income.
Service charges on deposits were $149 million for the fourth quarter of 2019, an increase of $6 million compared to the previous quarter and $14 million compared to the fourth quarter of 2018. The increases from both the previous quarter and the fourth quarter of 2018 were primarily driven by higher commercial deposit fees. The increase from the third quarter of 2019 was also driven by higher consumer deposit fees.
Corporate banking revenue was $153 million for the fourth quarter of 2019, a decrease of $15 million compared to the third quarter of 2019 and an increase of $23 million compared to the fourth quarter of 2018. The decrease from the previous quarter was primarily driven by a decrease in leasing business revenue, partially offset by an increase in loan syndication revenue. The increase compared to the fourth quarter of 2018 was primarily driven by an increase in leasing business revenue primarily resulting from the MB Financial, Inc. acquisition, as well as an increase in corporate bond fees.
Mortgage banking net revenue was $73 million for the fourth quarter of 2019 compared to $95 million in the third quarter of 2019 and $54 million in the fourth quarter of 2018. The decrease in mortgage banking net revenue compared to the third quarter of 2019 was primarily driven by lower origination fees and gains on loan sales, partially offset by an increase in origination volumes. The increase in mortgage banking net revenue compared to the fourth quarter of 2018 was primarily driven by higher mortgage originations. Mortgage banking net revenue is affected by net valuation adjustments, which include MSR valuation adjustments caused by fluctuating OAS, earning rates and prepayment speeds, as well as mark-to-market
adjustments on free-standing derivatives used to economically hedge the MSR portfolio. Net negative valuation adjustments on MSRs were $47 million and $40 million in the fourth and third quarters of 2019, respectively, and $24 million in the fourth quarter of 2018. Originations for the fourth quarter of 2019 were $3.8 billion, compared with $3.4 billion in the previous quarter and $1.6 billion the fourth quarter of 2018.
Originations for the fourth quarter of 2019 resulted in gains of $49 million on mortgages sold, compared with gains of $64 million for the previous quarter and $23 million for the fourth quarter of 2018. Gross mortgage servicing fees were $72 million in the fourth quarter of 2019, $71 million in the third quarter of 2019 and $54 million in the fourth quarter of 2018.
Wealth and asset management revenue was $129 million for the fourth quarter of 2019, an increase of $5 million from the previous quarter and $20 million from the fourth quarter of 2018. The increase from the third quarter of 2019 was primarily driven by higher personal asset management revenue and brokerage fees. The increase compared to the fourth quarter of 2018 was primarily driven by higher personal asset management revenue.
Card and processing revenue was $95 million for the fourth quarter of 2019, an increase of $1 million from the third quarter of 2019 and $11 million from the fourth quarter of 2018. The increase from the fourth quarter of 2018 was primarily driven by increases in the number of actively used cards, customer spend volume and other interchange revenue.
Other noninterest income was $427 million for the fourth quarter of 2019, an increase of $316 million compared to the third quarter of 2019 and $334 million from the fourth quarter of 2018. The increase from both the third quarter of 2019 and the fourth quarter of 2018 was primarily due to an increase in the income from the TRA associated with Worldpay, Inc. driven by the Worldpay, Inc. TRA transaction in the fourth quarter of 2019, partially offset by an increase in negative valuation adjustments related to the Visa total return swap.
The net gains on investment securities were $10 million for the fourth quarter of 2019 compared to $5 million in the third quarter of 2019 and net losses of $32 million for the fourth quarter of 2018. The increase in gains from the previous quarter was primarily due to realized gains on available-for-sale
debt and other securities. The increase in gains from the fourth quarter of 2018 was primarily related to unrealized losses on equity securities in the fourth quarter of 2018. Net losses on securities held as non-qualifying
hedges for MSRs were $1 million for the fourth quarter of 2019 compared to immaterial net losses for the third quarter of 2019 and net gains of $2 million for the fourth quarter of 2018.
Noninterest expense was $1.2 billion for the fourth quarter of 2019, an increase of $1 million from the previous quarter and $185 million from the fourth quarter of 2018. The increase in noninterest expense compared to the fourth quarter of 2018 was primarily related to increases in other noninterest expense, personnel costs and technology and communications expense. The increase in other noninterest expense was primarily driven by increases in donations expense, operating lease expense, loan and lease expense and intangible amortization. The increase in personnel costs was driven by the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. The increase in technology and communications expense was driven by increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
The ALLL as a percentage of portfolio loans and leases was 1.10% as of December 31, 2019, compared to 1.04% as of September 30, 2019 and 1.16% as of December 31, 2018. The provision for credit losses was $162 million in the fourth quarter of 2019 compared with $134 million in the third quarter of 2019 and $97 million in the fourth quarter of 2018. Net losses charged-off
were $113 million in the fourth quarter of 2019, or 41 bps of average portfolio loans and leases on an annualized basis, compared with net losses charged-off
of $99 million in the third quarter of 2019 and $83 million in the fourth quarter of 2018.
70  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE 22: QUARTERLY INFORMATION (unaudited)

		2019				2018
For the three months ended ($ in millions, except per share data)		12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (a)	$	1,232	1,246	1,250	1,086	1,085	1,047	1,024	999
Provision for credit losses		162	134	85	90	97	84	14	13
Noninterest income		1,035	740	660	1,101	575	563	743	909
Noninterest expense		1,160	1,159	1,243	1,097	975	972	1,001	1,010
Net income attributable to Bancorp		734	549	453	775	455	436	602	701
Net income available to common shareholders		701	530	427	760	432	421	579	686
Earnings per share, basic		0.97	0.72	0.57	1.14	0.65	0.62	0.84	0.98
Earnings per share, diluted		0.96	0.71	0.57	1.12	0.64	0.61	0.82	0.96

(a)
Amounts presented on an FTE basis. The FTE adjustment was
$4
for both the three months ended
December 31, 2019
and
September 30, 2019
,
$
5
for the three months ended
June 30, 2019
and
$4
for the three months ended
March 31, 2019
.
The FTE adjustment was $4 for the three months ended December 31, 2018, September 30, 2018 and June 30, 2018 and $3 for the three months ended March 31, 2018.

COMPARISON OF THE YEAR ENDED 2018 WITH 2017
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
The provision for credit losses was $207 million for the year ended December 31, 2018 compared to $261 million for the same period in the prior year. The decrease in provision expense for the year ended December 31, 2018 compared to the prior year was primarily due to a decrease in the level of commercial criticized assets combined with overall improved credit quality, partially offset by an increase in outstanding commercial loan balances and an increase in consumer reserve rates for certain products. The ALLL declined $93 million from December 31, 2017 to $1.1 billion at December 31, 2018. At December 31, 2018, the ALLL as a percent of portfolio loans and leases decreased to 1.16%, compared to 1.30% at December 31, 2017.
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
Other noninterest income decreased $470 million from the year ended December 31, 2017 primarily due to the gain on sale of Worldpay, Inc. shares recognized in the prior year, a reduction in equity method income from the Bancorp’s interest in Worldpay Holding, LLC, the impact of the net losses on disposition and impairment of bank premises and equipment and income from the TRA associated with Worldpay, Inc. recognized in the prior year. These reductions were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc., an increase in private equity investment income, as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Corporate banking revenue increased $85 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase from the prior year was primarily driven by increases in lease remarketing fees, institutional sales revenue, syndication fees and contract revenue from commercial customer derivatives. Wealth and asset management revenue increased $25 million from the year ended December 31, 2017 primarily due to increases in private client service fees and brokerage fees. Card and processing revenue increased $16 million from the year ended December 31, 2017 primarily due to increases in the number of actively used cards and customer spend volume.
Noninterest expense increased $176 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases in personnel costs, technology and communications expense and other noninterest expense. Personnel costs increased $126 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven by increases in base compensation, performance-based compensation and severance costs. The increase in base compensation was primarily due to an increase in the Bancorp’s minimum wage as a result of benefits received from the TCJA and personnel additions associated with strategic investments and acquisitions. Technology and communications expense increased $40 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 driven primarily by increased investment in regulatory, compliance and growth initiatives. Other noninterest expense increased $13 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases in marketing expense and loan and lease expense, partially offset by an increase in gains on partnership investments and decreases in professional service fees and FDIC insurance and other taxes.
71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 23 summarizes end of period loans and leases, including loans and leases held for sale, Table 24 summarizes loans and leases acquired in the MB Financial, Inc. acquisition and Table 25 summarizes average total loans and leases, including loans and leases held for sale.

TABLE 23: COMPONENTS OF LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)
As of December 31 ($ in millions)	2019	2018	2017	2016	2015
Commercial loans and leases:
Commercial and industrial loans	$50,677	44,407	41,170	41,736	42,151
Commercial mortgage loans	10,964	6,977	6,610	6,904	6,991
Commercial construction loans	5,090	4,657	4,553	3,903	3,214
Commercial leases	3,363	3,600	4,068	3,974	3,854
Total commercial loans and leases	70,094	59,641	56,401	56,517	56,210
Consumer loans:
Residential mortgage loans	17,988	16,041	16,077	15,737	14,424
Home equity	6,083	6,402	7,014	7,695	8,336
Indirect secured consumer loans (a)	11,538	8,976	9,112	9,983	11,497
Credit card	2,532	2,470	2,299	2,237	2,360
Other consumer loans	2,723	2,342	1,559	680	658
Total consumer loans	40,864	36,231	36,061	36,332	37,275
Total loans and leases	$110,958	95,872	92,462	92,849	93,485
Total portfolio loans and leases (excluding loans and leases held for sale)	$109,558	95,265	91,970	92,098	92,582

(a)
The Bancorp acquired indirect motorcycle, powersport, recreational vehicle and marine loans in the acquisition of MB Financial, Inc. These loans are included in addition to automobile loans in the line item “indirect secured consumer loans.”

Total loans and leases, including loans and leases held for sale, increased $15.1 billion from December 31, 2018. The increase in total loans and leases was primarily driven by the impact of the MB Financial, Inc. acquisition, which added $13.4 billion in total loans and leases upon acquisition.
Table 24 summarizes the detail of loans and leases acquired from MB Financial, Inc. on March 22, 2019.

TABLE 24: LOANS AND LEASES ACQUIRED
($ in millions)
Commercial loans and leases:
Commercial and industrial loans	$6,546
Commercial mortgage loans	3,586
Commercial construction loans	495
Commercial leases	444
Total commercial loans and leases	11,071
Consumer loans:
Residential mortgage loans	1,319
Home equity	170
Indirect secured consumer loans	800
Credit card	19
Other consumer loans	44
Total consumer loans	2,352
Total loans and leases	$13,423
Total portfolio loans and leases (excluding loans and leases held for sale)	$13,411

The following discussion excludes the impact of loans and leases acquired in the MB Financial, Inc. acquisition. Commercial loans and leases decreased $618 million from December 31, 2018 due to decreases in commercial leases, commercial and industrial loans and commercial construction loans, partially offset by an increase in commercial mortgage loans. Commercial leases decreased $681 million, or 19%, from December 31, 2018 primarily as a result of a planned reduction in indirect non-relationship
based lease originations. Commercial and industrial loans decreased $276 million, or 1%, from December 31, 2018 primarily due to elevated payoff levels. Commercial construction loans decreased $62 million, or 1%, from December 31, 2018 primarily due to decreased draw levels on existing commitments. Commercial mortgage loans increased $401 million, or 6%, from December 31, 2018 primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio.
The following discussion excludes the impact of loans and leases acquired in the MB Financial, Inc. acquisition. Consumer loans increased $2.3 billion from December 31, 2018 due to increases in indirect secured consumer loans, residential mortgage loans, other consumer loans and credit card, partially offset by a decrease in home equity. Indirect secured consumer loans increased $1.8 billion, or 20%, from December 31, 2018 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $628 million, or 4%, from December 31, 2018 primarily driven by the continued retention of certain agency conforming ARMs and certain other fixed-rate loans. Other consumer loans increased $337 million, or 14%, from December 31, 2018 primarily due to growth in point-of-sale
loan originations. Credit card increased $43 million, or 2%, from December 31, 2018 primarily due to increases in balance-active customers and the balance per active customer. Home equity decreased $489 million, or 8%, from December 31, 2018 as payoffs exceeded new loan production.
72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: COMPONENTS OF AVERAGE LOANS AND LEASES (INCLUDING LOANS AND LEASES HELD FOR SALE)
For the years ended December 31 ($ in millions)	2019	2018	2017	2016	2015
Commercial loans and leases:
Commercial and industrial loans	$50,168	42,668	41,577	43,184	42,594
Commercial mortgage loans	9,905	6,661	6,844	6,899	7,121
Commercial construction loans	5,174	4,793	4,374	3,648	2,717
Commercial leases	3,578	3,795	4,011	3,916	3,796
Total commercial loans and leases	68,825	57,917	56,806	57,647	56,228
Consumer loans:
Residential mortgage loans	17,337	16,150	16,053	15,101	13,798
Home equity	6,286	6,631	7,308	7,998	8,592
Indirect secured consumer loans	10,345	8,993	9,407	10,708	11,847
Credit card	2,437	2,280	2,141	2,205	2,303
Other consumer loans	2,564	1,905	1,016	661	571
Total consumer loans	38,969	35,959	35,925	36,673	37,111
Total average loans and leases	$107,794	93,876	92,731	94,320	93,339
Total average portfolio loans and leases (excluding loans and leases held for sale)	$106,840	93,216	92,068	93,426	92,423

Average loans and leases, including loans and leases held for sale, increased $13.9 billion, or 15%, from December 31, 2018 as a result of a $10.9 billion, or 19%, increase in average commercial loans and leases as well as a $3.0 billion, or 8%, increase in average consumer loans.
Average commercial loans and leases increased from December 31, 2018 due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $7.5 billion, or 18%, from December 31, 2018 primarily due to the impact of the acquisition of MB Financial, Inc. and an increase in loan originations. Average commercial mortgage loans increased $3.2 billion, or 49%, from December 31, 2018 primarily due to the impact of the acquisition of MB Financial, Inc. and increases in loan originations as well as permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $381 million, or 8%, from December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. Average commercial leases decreased $217 million, or 6%, from December 31, 2018 primarily as a result of a planned reduction in indirect non-relationship
based lease originations, partially offset by commercial leases acquired in the MB Financial, Inc. acquisition.
Average consumer loans increased from December 31, 2018 due to increases in indirect secured consumer loans, residential mortgage loans, other consumer loans and credit card, partially offset by a decrease in home equity. Average indirect secured consumer loans increased $1.4 billion, or 15%, from December 31, 2018 primarily due to the acquisition of MB Financial, Inc. and higher loan production exceeding payoffs. Average residential mortgage loans increased $1.2 billion, or 7%, from December 31, 2018 primarily driven by the acquisition of MB Financial, Inc. Average other consumer loans increased $659 million, or 35%, from December 31, 2018 primarily due to growth in point-of-sale
loan originations. Average credit card increased $157 million, or 7%, from December 31, 2018 primarily due to increases in balance-active customers and the average balance per active customer. Average home equity decreased $345 million, or 5%, from December 31, 2018 as payoffs exceeded new loan production, partially offset by home equity acquired in the MB Financial, Inc. acquisition.
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $36.9 billion and $33.6 billion at December 31, 2019 and December 31, 2018, respectively. The taxable available-for-sale
debt and other investment securities portfolio had an effective duration of 5.1 years at December 31, 2019 compared to 5.0 years at December 31, 2018.
Debt securities are classified as
available-for-sale
when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity
and reported at amortized cost.
Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2019, the Bancorp’s investment portfolio consisted primarily of
AAA-rated
available-for-sale
debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale
debt and other securities at both December 31, 2019 and 2018. For the year ended December 31, 2019, the Bancorp recognized $1 million of OTTI on its available-for-sale
debt and other securities. For the year ended December 31, 2018, the Bancorp did not recognize any OTTI on its available-for-sale
debt and other securities. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and evaluating securities in an unrealized loss position for OTTI.
73  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the end of period components of investment securities:

TABLE 26: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2019	2018	2017	2016	2015

Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$74	98	98	547	1,155
Obligations of states and political subdivisions securities	18	2	43	44	50
Mortgage-backed securities:
Agency residential mortgage-backed securities (a)	13,746	16,403	15,281	15,525	14,811
Agency commercial mortgage-backed securities	15,141	10,770	10,113	9,029	7,795
Non-agency commercial mortgage-backed securities	3,242	3,305	3,247	3,076	2,801
Asset-backed securities and other debt securities	2,189	1,998	2,183	2,106	1,363
Other securities (b)	556	552	612	607	604

Total available-for-sale debt and other securities	$34,966	33,128	31,577	30,934	28,579

Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$15	16	22	24	68
Asset-backed securities and other debt securities	2	2	2	2	2

Total held-to-maturity securities	$17	18	24	26	70

Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$2	16	12	23	19
Obligations of states and political subdivisions securities	9	35	22	39	9
Agency residential mortgage-backed securities	55	68	395	8	6
Asset-backed securities and other debt securities	231	168	63	15	19

Total trading debt securities	$297	287	492	85	53

Total equity securities (fair value)	$564	452	439	416	432

(a)	Includes interest-only mortgage-backed securities recorded at fair value with fair value changes recorded in securities gains (losses), net in the Consolidated Statements of Income.

(b)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis,
available-for-sale
debt and other securities increased $1.8 billion, or 6%, from December 31, 2018 primarily due to increases in agency commercial mortgage-backed securities, partially offset by decreases in agency residential mortgage-backed securities.
On an amortized cost basis,
available-for-sale
debt and other securities were 24% and 25% of total interest-earning assets at December 31, 2019 and December 31, 2018, respectively. The estimated weighted-average life of the debt securities in the available-for-sale
debt and other securities portfolio was 6.6 and 6.5 years at December 31, 2019 and 2018, respectively. In addition, at December 31, 2019 and 2018 the available-for-sale
debt and other securities portfolio had a weighted-average yield of 3.22% and 3.25%, respectively.
Information presented in Table 27 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale
debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale
debt and other securities portfolio were $1.1 billion at December 31, 2019 compared to net unrealized losses of $298 million at December 31, 2018. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.
74  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 27: CHARACTERISTICS OF AVAILABLE-FOR-SALE DEBT AND OTHER SECURITIES
As of December 31, 2019 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life 1 – 5 years	$74	75	3.1	2.12
Total	$74	75	3.1	2.12%
Obligations of states and political subdivisions securities: (a)
Average life of 1 year or less	-	-	0.1	7.47
Average life 1 – 5 years	18	18	3.2	1.74
Total	$18	18	3.2	1.76%
Agency residential mortgage-backed securities:
Average life 1 – 5 years	5,259	5,376	3.9	3.28
Average life 5 – 10 years	7,592	7,823	6.8	3.11
Average life greater than 10 years	895	916	13.9	3.21
Total	$13,746	14,115	6.1	3.18%
Agency commercial mortgage-backed securities: (b)
Average life of 1 year or less	195	199	0.3	2.82
Average life 1 – 5 years	3,833	3,962	3.2	3.14
Average life 5 – 10 years	7,915	8,212	7.5	3.13
Average life greater than 10 years	3,198	3,320	13.5	3.27
Total	$15,141	15,693	7.6	3.16%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	1	1	0.4	3.83
Average life 1 – 5 years	1,421	1,470	3.9	3.32
Average life 5 – 10 years	1,820	1,894	5.8	3.25
Total	$3,242	3,365	5.0	3.28%
Asset-backed securities and other debt securities:
Average life of 1 year or less	36	36	0.8	3.57
Average life 1 – 5 years	1,175	1,192	2.8	3.99
Average life 5 – 10 years	935	933	7.0	3.68
Average life greater than 10 years	43	45	11.5	3.43
Total	$2,189	2,206	4.7	3.84%
Other securities	556	556
Total available-for-sale debt and other securities	$34,966	36,028	6.6	3.22%

(a)	Taxable-equivalent yield adjustments included in the above table are 1.57%, 0.00% and 0.01% for securities with an average life of 1 year or less, 1-5 years and in total, respectively.

(b)
Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.00%, 0.00%, 0.03% and 0.01% for securities with an average life of 1 year or less,
1-5
years,
5-10
years, greater than 10 years and in total, respectively.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates.
Average core deposits represented 71% and 72% of the Bancorp’s average asset funding base for the years ended December 31, 2019 and 2018, respectively.
The following table presents the end of period components of deposits:

TABLE 28: COMPONENTS OF DEPOSITS
As of December 31 ($ in millions)	2019	2018	2017	2016	2015
Demand	$35,968	32,116	35,276	35,782	36,267
Interest checking	40,409	34,058	27,703	26,679	26,768
Savings	14,248	12,907	13,425	13,941	14,601
Money market	27,277	22,597	20,097	20,749	18,494
Foreign office	221	240	484	426	464
Transaction deposits	118,123	101,918	96,985	97,577	96,594
Other time	5,237	4,490	3,775	3,866	4,019
Core deposits	123,360	106,408	100,760	101,443	100,613
Certificates $100,000 and over (a)	3,702	2,427	2,402	2,378	2,592
Total deposits	$127,062	108,835	103,162	103,821	103,205

(a)
Includes
$2.1 billion,
$1.2 billion, $1.3 billion, $1.3 billion and $1.5 billion of institutional, retail and wholesale certificates $250,000 and over at
December 31, 2019
, 2018, 2017, 2016 and 2015, respectively.

Total deposits increased $18.2 billion, or 17%, from December 31, 2018 driven by the MB Financial, Inc. acquisition as the Bancorp assumed commercial and consumer deposit balances of $14.5 billion at acquisition.
Table 29 summarizes the detail of deposits assumed as a result of the MB Financial, Inc. acquisition on March 22, 2019.
75  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 29: DEPOSITS ASSUMED
($ in millions)
Demand	$6,010
Interest checking	2,408
Savings	1,175
Money market	2,571
Total transaction deposits	12,164
Other time	546
Total core deposits	12,710
Certificates $100,000 and over	1,779
Total deposits	$14,489

The following discussion excludes the impact of deposits assumed in the MB Financial, Inc. acquisition. Core deposits increased $4.2 billion, or 4%, from December 31, 2018, driven by an increase in transaction deposits. Transaction deposits increased $4.0 billion, or 4%, from December 31, 2018 primarily due to increases in interest checking deposits and money market deposits partially offset by a decrease in demand deposits. Interest checking deposits increased $3.9 billion, or 12%, from December 31, 2018 primarily as a result of higher balances per commercial customer account and balance migration from demand deposit accounts.
Money market deposits increased $2.1 billion, or 9%, from December 31, 2018 primarily as a result of promotional product offerings, which drove consumer customer acquisition. Demand deposits decreased $2.2 billion, or 7%, from December 31, 2018 primarily as a result of balance migration into interest checking deposits and lower balances per commercial customer account.
The following table presents the components of average deposits for the years ended December 31:

TABLE 30: COMPONENTS OF AVERAGE DEPOSITS
($ in millions)	2019	2018	2017	2016	2015
Demand	$34,343	32,634	35,093	35,862	35,164
Interest checking	36,658	29,818	26,382	25,143	26,160
Savings	14,041	13,330	13,958	14,346	14,951
Money market	25,879	21,769	20,231	19,523	18,152
Foreign office	209	363	388	497	817
Transaction deposits	111,130	97,914	96,052	95,371	95,244
Other time	5,470	4,106	3,771	4,010	4,051
Core deposits	116,600	102,020	99,823	99,381	99,295
Certificates $100,000 and over (a)	4,504	2,426	2,564	2,735	2,869
Other	265	476	277	333	57
Total average deposits	$121,369	104,922	102,664	102,449	102,221

(a)
Includes
$2.6 billion
,
$1.1 billion,
$1.4 billion, $1.5 billion and $1.6 billion of average institutional, retail and wholesale certificates $250,000 and over during the years ended
December 31,
2019
, 2018, 2017, 2016 and 2015, respectively.

On an average basis, core deposits increased $14.6 billion, or 14%, from December 31, 2018 due to an increase of $13.2 billion and $1.4 billion in average transaction deposits and average other time deposits, respectively. The increase in average transaction deposits was driven by increases in average interest checking deposits, average money market deposits and average demand deposits. Average interest checking deposits increased $6.8 billion, or 23%, from December 31, 2018 primarily due to the MB Financial, Inc. acquisition as well as balance migration from demand deposit accounts and an increase in average balances per commercial customer account. Average money market deposits increased $4.1 billion, or 19%, from December 31, 2018 primarily due to the MB Financial, Inc. acquisition as well as promotional product offerings, which drove consumer customer acquisition. Average demand deposits increased $1.7 billion, or 5%, from December 31, 2018 primarily due to the MB Financial, Inc. acquisition, partially offset by balance migration into interest checking deposits and lower balances per commercial customer account. The increase in average other time deposits was primarily due to the MB Financial, Inc. acquisition as well as promotional rate offers.
Average certificates $100,000 and over increased $2.1 billion from December 31, 2018 primarily due to the MB Financial, Inc. acquisition as well as an increase in retail brokered certificates of deposit issued since December 31, 2018. Average other deposits decreased $211 million primarily due to a decrease in average Eurodollar trade deposits.
Contractual Maturities
The contractual maturities of certificates $100,000 and over as of December 31, 2019 are summarized in the following table:

TABLE 31: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
($ in millions)
Next 3 months	$1,884
3-6 months	806
6-12 months	525
After 12 months	487
Total certificates $100,000 and over	$3,702

76  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2019 are summarized in the following table:

TABLE 32: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
($ in millions)
Next 12 months	$7,714
13-24 months	914
25-36 months	186
37-48 months	52
49-60 months	66
After 60 months	7
Total other time deposits and certificates $100,000 and over	$8,939

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings.
Average total borrowings as a percent of average interest-bearing liabilities were 17% at December 31, 2019 compared to 20% at December 31, 2018.
The following table summarizes the end of period components of borrowings:

TABLE 33: COMPONENTS OF BORROWINGS
As of December 31 ($ in millions)	2019	2018	2017	2016	2015
Federal funds purchased	$260	1,925	174	132	151
Other short-term borrowings	1,011	573	4,012	3,535	1,507
Long-term debt	14,970	14,426	14,904	14,388	15,810
Total borrowings	$16,241	16,924	19,090	18,055	17,468

Total borrowings decreased $683 million, or 4%, from December 31, 2018 due to a decrease in federal funds purchased, partially offset by increases in long-term debt and other short-term borrowings. Federal funds purchased decreased $1.7 billion from December 31, 2018 primarily due to a reduction in short-term funding needs as a result of deposit growth. Long-term debt increased $544 million from December 31, 2018 primarily driven by the issuance of $2.3 billion of unsecured senior fixed-rate notes, $300 million of unsecured senior floating-rate bank notes, the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization and $148 million of fair value adjustments associated with interest rate swaps hedging long-term debt. These increases were partially offset by the maturities of $2.6 billion of unsecured senior bank notes, $500 million of unsecured senior notes and $689 million of paydowns on long-term debt associated with automobile loan securitizations during the year ended December 31, 2019.
For additional information regarding the automobile loan securitization and long-term debt issuances, refer to Note 13 and Note 18, respectively, of the Notes to Consolidated Financial Statements. Other short-term borrowings increased $438 million from December 31, 2018 as a result of increases in collateral held related to certain derivatives and in securities sold under repurchase agreements driven by an increase in commercial customer activity. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 17 of the Notes to Consolidated Financial Statements. For further information on a subsequent event related to long-term debt, refer to Note 33 of the Notes to Consolidated Financial Statements.
The following table summarizes the components of average borrowings:

TABLE 34: COMPONENTS OF AVERAGE BORROWINGS
For the years ended December 31 ($ in millions)	2019	2018	2017	2016	2015
Federal funds purchased	$1,267	1,509	557	506	920
Other short-term borrowings	1,046	1,611	3,158	2,845	1,721
Long-term debt	15,369	14,551	13,804	15,394	14,644
Total average borrowings	$17,682	17,671	17,519	18,745	17,285

Total average borrowings increased $11 million compared to December 31, 2018, due to an increase in average long-term debt, partially offset by decreases in average other short-term borrowings and average federal funds purchased. Average long-term debt increased $818 million compared to December 31, 2018. The increase was driven primarily by the issuances of long-term debt during the first half of 2019 which consisted of $1.5 billion of unsecured senior fixed-rate notes, $300 million of unsecured senior floating-rate bank notes and the issuance of asset-backed securities of $1.3 billion related to an automobile loan securitization.
The increase was partially offset by the maturities of unsecured senior bank notes, unsecured senior notes and paydowns on long-term debt associated with automobile loan securitizations, as discussed above, during the year ended December 31, 2019. Average other short-term borrowings decreased $565 million compared to December 31, 2018, driven primarily by a decrease in average FHLB advances. Average federal funds purchased decreased $242 million primarily due to a reduction in short-term funding needs as a result of average deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
77  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK MANAGEMENT - OVERVIEW

Risk management is critical to effectively serving customers’ financial needs while protecting the Bancorp and achieving strategic goals. It is also essential to reducing the volatility of earnings and safeguarding the Bancorp’s brand and reputation. Further, risk management is integral to the Bancorp’s strategic, financial, and capital planning processes. It is essential that the Bancorp’s business strategies consistently align to its overall risk appetite and capital considerations.
Key elements of Fifth Third’s Risk Management Framework are as follows:
●	The Bancorp ensures transparency of risk through defined risk policies, governance, and a reporting structure that includes the Risk and Compliance Committee of the Board of Directors, the Enterprise Risk Management Committee, and risk management committees.

●	The Bancorp establishes a risk appetite in alignment with its strategic, financial, and capital plans. The Bancorp’s risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking, drive balanced decision making, and ensure that no excessive risks are taken.

●	Fifth Third’s core values and culture provide a foundation for supporting sound risk management practices by setting expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
●	The first line of defense is comprised of front line units that create risk and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, controlling, and mitigating the risks associated with their activities consistent with established risk appetite and limits. The first line of defense also includes business units that provide information technology, operations, servicing, processing, or other support.

●	The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance, and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk, and providing input on key risk decisions. Risk Management complements the front line’s management of risk taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, measuring, monitoring, and controlling aggregate and emerging risks enterprise-wide.

●	The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management, and internal controls.

The Bancorp has eight defined risk types and manages each to a prescribed tolerance. The risk types are as follows:
●	Credit Risk

●	Liquidity Risk

●	Market Risk (including Interest Rate Risk and Price Risk)

●	Regulatory Compliance Risk

●	Legal Risk

●	Operational Risk

●	Reputational Risk

●	Strategic Risk

Fifth Third’s Risk Management processes ensure a consistent and comprehensive approach in how to identify, measure and assess, manage, monitor, and report risks. The Bancorp has also established processes and programs to manage and report concentration risks; to ensure robust talent, compensation, and performance management; and to aggregate risks across the enterprise.
Below are the Bancorp’s core principles and qualitative factors that define its risk appetite and are used to ensure the Bancorp is operating in a safe and sound manner:
●	Act with integrity in all activities.

●	Understand the risks the Bancorp takes, and ensure that they are in alignment with its business strategies and risk appetite.

●	Avoid risks that cannot be understood, managed or monitored.

●	Provide transparency of risk to the Bancorp’s management and Board, and escalate risks and issues as necessary.

●	Ensure Fifth Third’s products and services are aligned to its core customer base and are designed, delivered and maintained to provide value and benefit to customers and to Fifth Third.

●	Do not offer products or services that are not appropriate or suitable for customers.

●	Focus on providing operational excellence by providing reliable, accurate, and efficient services to meet customer’s needs.

●	Maintain a strong financial position to ensure that the Bancorp meets its objectives through all economic cycles with sufficient capital and liquidity, even under stressed conditions.

●	Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.

●	Conduct business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.

Risk appetite is measured and monitored to ensure:
●	Risk-taking activities remain aligned with the Bancorp’s established risk appetite, tolerances, and limits;

●	Business decisions are based on a holistic and forward-looking view of risk and returns, including interactions between risks and results of stress tests, leading to an efficient use of capital;

●	Risk management activities are maintained through periods of economic decline, as well as periods of economic growth when risk management can be most critical and challenging.

78  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quantitative metrics and limits are used to provide a view of the overall risk profile of the Bancorp, which includes monitoring top risks and areas of concentration risk.
Fifth Third’s success is dependent on effective risk management and understanding and controlling the risks taken in order to deliver sustainable returns for employees and shareholders. The Bancorp’s goal is to ensure that aggregate risks do not exceed its risk capacity, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. Fifth Third’s strategic plan is approved by the Board of Directors annually. The strategic plan includes a comprehensive assessment of risks that currently have an impact on the Bancorp or risks that could have an impact to risk appetite and impact to capital, liquidity, and earnings during the time period covered by the plan.
Fifth Third’s Risk Management Framework states its risk appetite and the linkage to strategic and capital planning, defines and sets the tolerance for each of the eight risk types, explains the process used to manage risk across the enterprise and sets forth its risk governance structure.
●	The Board of Directors (the “Board”) and executive management define the risk appetite, which is considered in the development of business strategies, and forms the basis for enterprise risk management. The Bancorp’s risk appetite is set annually in alignment with the strategic, capital and financial plans, and is reviewed by the Board on an annual basis.

●	The Risk Management Process provides a consistent and integrated approach for managing risks and ensuring appropriate risk mitigants and controls are in place, and risks and issues are appropriately escalated. Five components are utilized for effective risk management; identifying, assessing, managing, monitoring and independent governance reporting of risk.

●	The Board and executive management have identified eight risk types (defined above) for monitoring the overall risk of the Bancorp, and have also qualitatively established a risk tolerance, which is defined as the maximum amount of risk the Bancorp is willing to take for each of the eight risk types. These risk types are assessed using quantitative measurements and qualitative factors on an ongoing basis and reported to the Board each quarter, or more frequently, if necessary. In addition, each business and operational function (first line of defense) is accountable for proactively identifying and managing risk using its risk management process. Risk tolerances and risk limits are also established, where appropriate, in order to ensure that business and operational functions across the enterprise are able to monitor and manage risks at a more granular level, while ensuring that aggregate risks across the enterprise do not exceed the overall risk appetite.

●	The Bancorp’s risk governance structure includes management committees operating under delegation from, and providing information directly or indirectly to, the Board. The Bancorp Board delegates certain responsibilities to Board
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

CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off,
nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 7 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios using the CCAR model and for certain portfolios, such as real estate and leveraged lending, the stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.
79  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 35: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2019 ($ in millions)	Carrying Value (a)	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,100	1,120	1,488
Commercial mortgage loans	342	390	342
Commercial construction loans	75	82	84
Commercial leases	61	61	61

Total potential problem portfolio loans and leases	$1,578	1,653	1,975

(a) Includes $287 million of PCI and $363 million of non-PCI loans and leases as of December 31, 2019 acquired in the MB Financial, Inc. acquisition.

TABLE 36: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

As of December 31, 2018 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$646	647	854
Commercial mortgage loans	152	152	152
Commercial leases	31	31	31

Total potential problem portfolio loans and leases	$829	830	1,037

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance for credit loss analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a
“through-the-cycle”
rating philosophy for assessing a borrower’s creditworthiness. A
“through-the-cycle”
rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category
risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp has also developed U.S. GAAP compliant CECL models as part of the Bancorp’s adoption of ASU
2016-13
“
Measurement of Credit Losses on Financial Instruments
,” which was adopted by the Bancorp on January 1, 2020. These validated CECL models use separate probabilities of default and loss given default ratings to estimate credit losses. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.
Overview
U.S. economic growth slowed in the fourth quarter due to weakness in the manufacturing sector and a softer trend in consumer spending. Financial conditions eased during the quarter as the expansion of the FRB’s balance sheet eased funding pressures in the overnight funding markets. Also, the phase one trade deal between the U.S. and China eased concerns around an escalation of the trade conflict. The easing in financial conditions, along with the trade agreement, supported a rally in equity and credit markets as investors upgraded their outlook for global growth and earnings in 2020. FRB officials have strongly suggested that the FOMC is expected to hold interest rates steady for 2020, indicating that observation of a sustained and significant increase in inflation would be needed before considering raising rates.
The theme of slower growth was also reflected in the employment market where job growth, growth in average hourly wages and growth in hours worked slowed in 2019 when compared to 2018. Despite the softer job growth, the unemployment rate declined to 3.5% in 2019 from 3.9% in 2018 as job growth outpaced the growth in the labor force.
Even though employment growth slowed in 2019, the lowest unemployment rate in a half century along with the availability of consumer credit continued to support consumer confidence and spending while lower interest rates supported a rebound in the housing market. Existing home sales reached a two-year
high leaving inventories at their lowest level since 1999. Low inventories along with stronger price gains will limit the growth in home sales in 2020.
Geopolitics will continue to play a significant role in the outlook for global growth. Although the U.S. and China reached a trade agreement in early January 2020, the path to a broader trade deal appears unlikely before the November U.S. election. U.S. concerns around national security, human rights, enforcement, and Chinese subsidies for state-owned enterprises remain outstanding with no clear solution. Meanwhile, geopolitical challenges outside the U.S. will continue to limit the upside potential of the global economy.
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
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 37: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS AND LEASES HELD FOR SALE)

	2019			2018

As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By Industry:
Manufacturing	$11,996	22,079	87	10,387	19,290	48
Real estate	11,320	16,993	9	8,327	13,055	10
Financial services and insurance	7,214	15,398	-	6,805	13,192	1
Business services	5,170	8,579	75	4,426	7,161	17
Healthcare	4,984	7,206	38	4,343	6,198	36
Wholesale trade	4,502	7,715	17	3,127	5,481	14
Retail trade	3,948	8,255	39	3,726	7,496	6
Accommodation and food	3,745	6,525	21	3,435	5,626	28
Communication and information	3,166	5,567	2	2,923	5,111	-
Mining	3,046	4,966	37	2,427	4,363	38
Transportation and warehousing	2,880	4,996	12	2,807	4,729	19
Construction	2,526	5,327	4	2,498	4,718	4
Entertainment and recreation	1,905	3,327	40	1,798	3,354	1
Other services	1,224	1,662	4	855	1,104	4
Utilities	991	2,672	-	835	2,531	-
Public administration	782	1,107	-	465	669	-
Agribusiness	344	554	9	323	511	2
Other	151	153	3	-	-	-
Individuals	64	128	-	64	130	-

Total	$69,958	123,209	397	59,571	104,719	228

By Loan Size:
Less than $200,000	1%	1	4	1	1	5
$200,000 to $1 million	3	3	6	2	2	9
$1 million to $5 million	9	7	22	6	6	18
$5 million to $10 million	7	6	11	6	5	19
$10 million to $25 million	20	17	27	19	16	38
Greater than $25 million	60	66	30	66	70	11

Total	100%	100	100	100	100	100

By State:
Illinois	15%	12	18	6	5	8
Ohio	10	11	6	13	14	10
Florida	7	7	6	8	8	21
Michigan	6	6	7	7	6	10
Indiana	4	4	2	4	4	8
Georgia	3	4	11	5	5	11
North Carolina	3	3	10	3	3	-
Tennessee	3	3	1	3	3	-
Kentucky	2	2	9	2	3	2
Other	47	48	30	49	49	30

Total	100%	100	100	100	100	100

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
The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 38: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$126	393	3,199
Commercial mortgage nonowner-occupied loans	58	107	4,562

Total	$184	500	7,761

TABLE 39: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2018 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$126	172	2,119
Commercial mortgage nonowner-occupied loans	40	29	2,731

Total	$166	201	4,850

The Bancorp views
non-owner-occupied
commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.
The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 40: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE) (a)

As of December 31, 2019 ($ in millions)					For the Year Ended December 31, 2019

			90 Days
	Outstanding	Exposure	Past Due	Nonaccrual	Net Charge-offs

By State:
Illinois	$3,097	3,639	6	-	2
Ohio	1,402	1,861	-	1	-
Florida	951	1,605	-	-	-
Michigan	714	849	-	-	-
North Carolina	635	1,040	-	-	-
Indiana	582	865	-	-	-
Georgia	351	897	-	-	-
All other states	2,883	4,569	-	-	-

Total	$10,615	15,325	6	1	2

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 41: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE (EXCLUDING LOANS HELD FOR SALE) (a)

As of December 31, 2018 ($ in millions)					For the Year Ended December 31, 2018

			90 Days
	Outstanding	Exposure	Past Due	Nonaccrual	Net Charge-offs

By State:
Illinois	$750	1,076	-	-	-
Ohio	1,574	1,918	-	-	-
Florida	978	1,536	-	-	-
Michigan	657	771	-	-	-
North Carolina	646	872	-	-	-
Indiana	528	853	-	-	-
Georgia	357	729	-	-	-
All other states	2,590	4,187	-	2	1

Total	$8,080	11,942	-	2	1

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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
The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTVs for the consumer portfolio subsequent to origination except as part of the charge-off
process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the past credit crisis.
82  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2019, consumer real estate loans, consisting of residential mortgage loans and home equity loans, originated from 2005 through 2008 represent approximately 10% of the consumer real estate portfolio. These loans accounted for 50% of total consumer real estate secured net charge-offs for the year ended December 31, 2019. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis
levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the indirect secured consumer portfolio performance, which includes automobile loans. The automobile market has exhibited industry-wide gradual loosening of credit standards such as lower FICOs, longer terms and higher LTVs. The Bancorp has adjusted credit standards focused on improving risk-adjusted returns while maintaining credit risk tolerance. The Bancorp actively manages the automobile portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.
Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.
The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio approximately $671 million of ARM loans will have rate resets during the next twelve months. Of these resets, 29% are expected to experience an increase in rate, with an average increase of approximately 1%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination DTI of 32% and weighted-average origination LTV of 71%.
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
Portfolio residential mortgage loans from 2010 and later vintages represented 94% of the portfolio as of December 31, 2019 and had a weighted-average origination LTV of 73% and a weighted-average origination FICO of 760.
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 42: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2019		2018

		Weighted-		Weighted-
As of December 31 ($ in millions)	Outstanding	Average LTV	Outstanding	Average LTV

LTV ≤ 80%	$12,100	66.3%	$11,540	66.7%
LTV > 80%, with mortgage insurance (a)	2,373	95.2	2,010	95.1
LTV > 80%, no mortgage insurance	2,251	93.1	1,954	94.2

Total	$16,724	74.3%	$15,504	74.3%

(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV and no mortgage insurance:

TABLE 43: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2019 ($ in millions)				For the Year Ended December 31, 2019

		90 Days		Net Charge-offs
	Outstanding	Past Due	Nonaccrual	(Recoveries)

By State:
Ohio	$482	3	4	1
Illinois	468	2	3	1
Florida	305	2	1	(1)
Michigan	217	2	1	-
Indiana	175	1	1	-
North Carolina	139	-	2	-
Kentucky	93	-	-	-
All other states	372	3	3	1

Total	$2,251	13	15	2

83  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 44: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2018 ($ in millions)				For the Year Ended December 31, 2018

		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$436	2	3	1
Illinois	390	1	1	-
Florida	284	1	2	-
Michigan	217	1	1	-
Indiana	144	1	1	-
North Carolina	92	-	1	-
Kentucky	81	-	-	-
All other states	310	3	2	1

Total	$1,954	9	11	2

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
The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is determined on a pooled basis with senior lien and junior lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The loss factor for the home equity portfolio is based on the trailing twelve-month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends and refreshed FICO score trends. The qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination.
For additional information on these loans, refer to Table 46 and Table 47. Of the total $6.1 billion of outstanding home equity loans:
●	90% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2019;

●	37% are in senior lien positions and 63% are in junior lien positions at December 31, 2019;

●	79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2019; and

●	The portfolio had a weighted-average refreshed FICO score of 745 at December 31, 2019.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTVs after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off.
Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A for more information.
84  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 45: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE

	2019		2018
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Senior Liens:
FICO ≤ 659	$219	4%	$218	4%
FICO 660-719	330	5	318	5
FICO ≥ 720	1,732	28	1,791	28

Total senior liens	2,281	37	2,327	37
Junior Liens:
FICO ≤ 659	446	7	469	7
FICO 660-719	716	12	769	12
FICO ≥ 720	2,640	44	2,837	44

Total junior liens	3,802	63	4,075	63

Total	$6,083	100%	$6,402	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 46: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2019		2018
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

Senior Liens:
LTV ≤ 80%	$1,964	53.8%	$2,022	54.5%
LTV > 80%	317	88.8	305	88.8

Total senior liens	2,281	58.9	2,327	59.2
Junior Liens:
LTV ≤ 80%	2,213	66.8	2,367	67.2
LTV > 80%	1,589	89.7	1,708	90.1

Total junior liens	3,802	77.4	4,075	78.0

Total	$6,083	70.3%	$6,402	70.9%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80%:

TABLE 47: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2019 ($ in millions)					For the Year Ended December 31, 2019

	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,145	2,431	-	11	3
Michigan	239	413	-	6	1
Illinois	169	279	-	5	3
Indiana	105	196	-	5	1
Kentucky	95	191	-	2	-
Florida	50	78	-	2	1
All other states	103	162	-	4	1

Total	$1,906	3,750	-	35	10

85  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 48: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 80%

As of December 31, 2018 ($ in millions)					For the Year Ended December 31, 2018
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,082	2,146	-	8	2
Michigan	297	492	-	4	1
Illinois	200	321	-	4	2
Indiana	133	231	-	2	-
Kentucky	118	224	-	2	-
Florida	59	86	-	2	-
All other states	124	188	-	3	1

Total	$2,013	3,688	-	25	6

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $10.7 billion of automobile loans and $882 million of indirect motorcycle, powersport, recreational vehicle and marine loans. The Bancorp’s indirect secured consumer portfolio balances have increased since December 31, 2018 due to the acquisition of MB Financial, Inc. and an increase in loan origination activity.
Additionally, the concentration of lower FICO (
≤
690) origination balances remained within targeted credit risk tolerance during the year ended December 31, 2019. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score:

TABLE 49: INDIRECT SECURED CONSUMER PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2019		2018
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 690	$1,681	15%	$1,604	18%
FICO > 690	9,857	85	7,372	82

Total	$11,538	100%	$8,976	100%

As of December 31, 2019, 95% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in,
maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. Credit policy limits the maximum advance rate on these to 100% of collateral value.
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 50: INDIRECT SECURED CONSUMER PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2019		2018
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 100%	$7,420	81.3%	$5,591	82.3%
LTV > 100%	4,118	113.4	3,385	112.9

Total	$11,538	93.1%	$8,976	94.2%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV at origination greater than 100% as of and for the years ended:

TABLE 51: INDIRECT SECURED CONSUMER PORTFOLIO LOANS OUTSTANDING WITH AN LTV GREATER THAN 100%

($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs

December 31, 2019	$4,118	7	4	37
December 31, 2018	3,385	7	1	28

Credit card portfolio
The credit card portfolio consists of predominately prime accounts with 97% of balances existing within the Bancorp’s footprint as of December 31, 2019.
At December 31, 2019 and 2018, 67% and 71%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.
86  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 52: CREDIT CARD PORTFOLIO LOANS OUTSTANDING BY FICO SCORE AT ORIGINATION

	2019		2018
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

FICO ≤ 659	$107	4%	$82	3%
FICO 660-719	834	33	711	29
FICO ≥ 720	1,591	63	1,677	68

Total	$2,532	100%	$2,470	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale
loans originated in connection with third-party financial technology companies.
The Bancorp had $289 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of December 31, 2019. The Bancorp closely monitors the credit performance of point-of-sale
loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.
The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination:

TABLE 53: OTHER CONSUMER PORTFOLIO LOANS OUTSTANDING BY PRODUCT TYPE AT ORIGINATION

	2019		2018
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total

Unsecured	$783	29%	$610	26%
Other secured	530	19	510	22
Point-of-sale	1,410	52	1,222	52

Total	$2,723	100%	$2,342	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial, credit card and certain consumer loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 54. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements.
Nonperforming assets were $687 million at December 31, 2019 compared to $411 million at December 31, 2018. At December 31, 2019, $7 million of nonaccrual loans were held for sale, compared to $16 million at December 31, 2018.
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.62% as of December 31, 2019 compared to 0.41% as of December 31, 2018. Nonaccrual loans and leases secured by real estate were 35% of nonaccrual loans and leases as of December 31, 2019 compared to 34% as of December 31, 2018.
Portfolio commercial nonaccrual loans and leases were $397 million at December 31, 2019, an increase of $169 million from December 31, 2018. Portfolio consumer nonaccrual loans were $221 million at December 31, 2019, an increase of $101 million from December 31, 2018. Refer to Table 55 for a rollforward of the portfolio nonaccrual loans and leases.
OREO and other repossessed property was $62 million at December 31, 2019, compared to $47 million at December 31, 2018. The Bancorp recognized $6 million and $7 million in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, approximately $35 million and $30 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.
87  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 54: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2019	2018	2017	2016	2015

Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$118	54	144	302	82
Commercial mortgage loans	21	9	12	27	56
Commercial construction loans	1	-	-	-	-
Commercial leases	26	18	-	2	-
Residential mortgage loans (a)	12	10	17	17	28
Home equity	55	56	56	55	62
Indirect secured consumer loans	1	-	-	-	-
Other consumer loans	2	1	-	-	-
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	220	139	132	176	177
Commercial mortgage loans	9	4	14	14	25
Commercial leases	2	4	4	2	1
Residential mortgage loans (a)	79	12	13	17	23
Home equity	39	13	18	18	17
Indirect secured consumer loans	6	1	1	2	2
Credit card	27	27	26	28	33

Total nonaccrual portfolio loans and leases (b)	618	348	437	660	506
OREO and other repossessed property (c)	62	47	52	78	141

Total nonperforming portfolio loans and leases and OREO	680	395	489	738	647
Nonaccrual loans held for sale	-	-	5	4	1
Nonaccrual restructured loans held for sale	7	16	1	9	11

Total nonperforming assets	$687	411	495	751	659

Portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$11	4	3	4	7
Commercial mortgage loans	15	2	-	-	-
Residential mortgage loans (a)	50	38	57	49	40
Home equity	1	-	-	-	-
Indirect secured consumer loans	10	12	10	9	10
Credit card	42	37	27	22	18
Other consumer loans	1	-	-	-	-

Total portfolio loans and leases 90 days past due and still accruing	$130	93	97	84	75

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.62%	0.41	0.53	0.80	0.70
ALLL as a percent of nonperforming portfolio assets	177	279	245	170	197

(a)
Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were
$261
, $195, $290, $312 and $335 as of
December 31, 2019
, 2018, 2017, 2016 and 2015, respectively. The Bancorp recognized losses of
$4
, $5, $5, $6 and $8 for the years ended
December 31, 2019
, 2018, 2017, 2016 and 2015, respectively.

(b)
Includes
$16
, $6, $3, $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at
December 31, 2019
, 2018, 2017, 2016 and 2015, respectively, of which
$11,
$2,
$3, $1 and $2 were restructured nonaccrual government insured commercial loans at
December 31, 2019
, 2018, 2017, 2016 and 2015, respectively.

(c)
Upon completion of Fifth Third Bank’s conversion to a national charter, the Bancorp conformed to OCC guidance with regard to branch-related real estate no longer intended to be used for banking purposes. The impact of the change resulted in an increase to OREO of approximately $30 million with an offsetting reduction to bank premises and equipment.

88  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 55: ROLLFORWARD OF PORTFOLIO NONACCRUAL LOANS AND LEASES

For the year ended December 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total

Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	456	107	176	739
Acquired nonaccrual loans	8	-	-	8
Transfers to accrual status	-	(20)	(72)	(92)
Transfers to held for sale	(17)	-	-	(17)
Loan paydowns/payoffs	(165)	(9)	(30)	(204)
Transfers to OREO	(5)	(7)	(4)	(16)
Charge-offs	(127)	(2)	(38)	(167)
Draws/other extensions of credit	19	-	-	19

Balance, end of period	$397	91	130	618

For the year ended December 31, 2018 ($ in millions)

Balance, beginning of period	$306	30	101	437
Transfers to nonaccrual status	252	34	139	425
Transfers to accrual status	(3)	(22)	(67)	(92)
Transfers to held for sale	(28)	-	-	(28)
Loan paydowns/payoffs	(175)	(8)	(32)	(215)
Transfers to OREO	(3)	(10)	(7)	(20)
Charge-offs	(157)	(2)	(36)	(195)
Draws/other extensions of credit	36	-	-	36

Balance, end of period	$228	22	98	348

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk.
At the time of modification, the Bancorp maintains certain consumer loan TDRs (including certain residential mortgage loans, home equity loans and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future.
These loans are returned to accrual status provided there is a sustained payment history of twelve months after bankruptcy and collectability is reasonably assured for all remaining contractual payments. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month
payment history is sustained.
Consumer restructured loans on accrual status totaled $965 million and $961 million at December 31, 2019 and 2018, respectively. As of December 31, 2019, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 32%, 19% and 38%, respectively.
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 56: ACCRUING AND NONACCRUING PORTFOLIO TDRs

		Accruing
As of December 31, 2019 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total

Commercial loans (a)	$	23	-	-	231	254
Residential mortgage loans (b)		552	49	134	79	814
Home equity		199	8	-	39	246
Indirect secured consumer loans		6	-	-	6	12
Credit card		14	3	-	27	44

Total (c)	$	794	60	134	382	1,370

(a)	Excludes restructured nonaccrual loans held for sale.

(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of
December 31, 2019
, these advances represented
$321
of current loans,
$40
of
30-89
days past due loans and
$109
of 90 days or more past due loans.

(c)
Upon completion of Fifth Third Bank’s conversion to a national charter, the Bancorp conformed to OCC guidance with regard to non-reaffirmed
loans included in Chapter 7 bankruptcy filings to be accounted for as TDRs and collateral dependent loans regardless of payment history and capacity to pay in the future. The impact of the change resulted in an increase to TDRs of approximately $105, of which $83 were transferred to nonaccrual status.

89  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 57: ACCRUING AND NONACCRUING PORTFOLIO TDRs
		Accruing
As of December 31, 2018 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans (a)	$	60	-	-	147	207
Residential mortgage loans (b)		552	52	120	12	736
Home equity		203	12	-	13	228
Indirect secured consumer loans		5	-	-	1	6
Credit card		14	3	-	27	44
Total	$	834	67	120	200	1,221

(a)	Excludes restructured nonaccrual loans held for sale.

(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2018, these advances represented $321 of current loans, $42 of
30-89
days past due loans and $101 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs
Net charge-offs were 35 bps of average portfolio loans and leases for both the years ended December 31, 2019 and 2018. Table 58 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.
The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 16 bps during the year ended December 31, 2019, compared to 23 bps during the year ended December 31, 2018.
The decrease was primarily due to an increase in average commercial loans and leases as a result of the MB Financial, Inc. acquisition as well as a decrease in net charge-offs on commercial and industrial loans of $29 million.
The ratio of consumer loan net charge-offs to average portfolio consumer loans was 68 bps for the year ended December 31, 2019 compared to 56 bps for the year ended December 31, 2018. The increase was primarily due to increases in net charge-offs on credit card and other consumer loans of $33 million and $17 million, respectively.
90  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 58: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)		2019	2018	2017	2016	2015
Losses charged-off:
Commercial and industrial loans	$	(120)	(151)	(136)	(205)	(253)
Commercial mortgage loans		-	(5)	(16)	(22)	(39)
Commercial construction loans		-	-	-	-	(4)
Commercial leases		(7)	(1)	(2)	(5)	(2)
Residential mortgage loans		(9)	(13)	(15)	(19)	(28)
Home equity		(28)	(23)	(32)	(41)	(55)
Indirect secured consumer loans		(81)	(63)	(58)	(54)	(46)
Credit card		(156)	(125)	(94)	(89)	(94)
Other consumer loans (a)		(109)	(69)	(28)	(21)	(21)
Total losses charged-off		(510)	(450)	(381)	(456)	(542)
Recoveries of losses previously charged-off:
Commercial and industrial loans		17	19	25	33	24
Commercial mortgage loans		2	6	4	7	12
Commercial construction loans		-	-	-	1	1
Commercial leases		-	-	-	1	-
Residential mortgage loans		5	6	8	9	11
Home equity		10	11	13	14	16
Indirect secured consumer loans		31	23	21	19	18
Credit card		22	24	10	9	12
Other consumer loans (a)		54	31	2	1	2
Total recoveries of losses previously charged-off		141	120	83	94	96
Net losses charged-off:
Commercial and industrial loans		(103)	(132)	(111)	(172)	(229)
Commercial mortgage loans		2	1	(12)	(15)	(27)
Commercial construction loans		-	-	-	1	(3)
Commercial leases		(7)	(1)	(2)	(4)	(2)
Residential mortgage loans		(4)	(7)	(7)	(10)	(17)
Home equity		(18)	(12)	(19)	(27)	(39)
Indirect secured consumer loans		(50)	(40)	(37)	(35)	(28)
Credit card		(134)	(101)	(84)	(80)	(82)
Other consumer loans		(55)	(38)	(26)	(20)	(19)
Total net losses charged-off	$	(369)	(330)	(298)	(362)	(446)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.20%	0.31	0.27	0.40	0.54
Commercial mortgage loans		(0.02)	(0.01)	0.17	0.23	0.38
Commercial construction loans		-	-	-	(0.01)	0.11
Commercial leases		0.21	0.03	0.06	0.10	0.04
Total commercial loans and leases		0.16	0.23	0.22	0.33	0.46
Residential mortgage loans		0.03	0.04	0.04	0.07	0.13
Home equity		0.28	0.17	0.26	0.33	0.46
Indirect secured consumer loans		0.48	0.45	0.39	0.33	0.24
Credit card		5.49	4.44	3.93	3.69	3.60
Other consumer loans		2.16	1.93	2.57	2.93	3.26
Total consumer loans		0.68	0.56	0.49	0.48	0.51
Total net losses charged-off as a percent of average portfolio loans and leases		0.35%	0.35	0.32	0.39	0.48

(a)
For the years ended
December
 31, 2019
and 2018, the Bancorp recorded
$48
and $29, respectively, in both losses
charged-off
and recoveries of losses
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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
During the year ended December 31, 2019, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets.
91  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for the reserve for unfunded commitments is included in provision for credit losses in the Consolidated Statements of Income.
The ALLL attributable to the portion of the residential mortgage and consumer loan portfolios that has not been restructured in a TDR is calculated on a pooled basis with the segmentation based on the similarity of credit risk characteristics. Loss factors for consumer loans are developed for each pool based on the trailing twelve-month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve-month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.
The Bancorp’s determination of the ALLL for commercial loans and leases is sensitive to the risk grades it assigns to these loans and leases. In the event that 10% of commercial loans and leases in each risk category would experience a downgrade of one risk category, the allowance for commercial loans and leases would increase by approximately $171 million at December 31, 2019. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would increase by approximately $37 million at December 31, 2019. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 59: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)		2019	2018	2017	2016	2015
ALLL:
Balance, beginning of period	$	1,103	1,196	1,253	1,272	1,322
Losses charged-off (a)		(510)	(450)	(381)	(456)	(542)
Recoveries of losses previously charged-off (a)		141	120	83	94	96
Provision for loan and lease losses		468	237	261	343	396
Deconsolidation of a VIE		-	-	(20)	-	-
Balance, end of period	$	1,202	1,103	1,196	1,253	1,272
Reserve for unfunded commitments:
Balance, beginning of period	$	131	161	161	138	135
Reserve for acquired unfunded commitments		8	-	-	-	-
Provision for (benefit from) the reserve for unfunded commitments		5	(30)	-	23	4
Losses charged-off		-	-	-	-	(1)
Balance, end of period	$	144	131	161	161	138

(a)
For the years ended
December 31, 2019
and 2018, the Bancorp recorded
$48
and $29, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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
An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2019 and 2018 was 0.11% and 0.12%, respectively. The unallocated allowance was approximately 10% of the total allowance at both December 31, 2019 and 2018.
As shown in Table 60, the ALLL as a percent of portfolio loans and leases was 1.10% at December 31, 2019, compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting. The ALLL was $1.2 billion and $1.1 billion at December 31, 2019 and 2018, respectively.
92  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 60: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2019	2018	2017	2016	2015

Attributed ALLL:
Commercial and industrial loans	$561	515	651	718	652
Commercial mortgage loans	87	80	65	82	117
Commercial construction loans	45	32	23	16	24
Commercial leases	17	18	14	15	47
Residential mortgage loans	73	81	89	96	100
Home equity	37	36	46	58	67
Indirect secured consumer loans	53	42	38	42	40
Credit card	168	156	117	102	99
Other consumer loans	40	33	33	12	11
Unallocated	121	110	120	112	115

Total attributed ALLL	$1,202	1,103	1,196	1,253	1,272

Portfolio loans and leases:
Commercial and industrial loans	$50,542	44,340	41,170	41,676	42,131
Commercial mortgage loans	10,963	6,974	6,604	6,899	6,957
Commercial construction loans	5,090	4,657	4,553	3,903	3,214
Commercial leases	3,363	3,600	4,068	3,974	3,854
Residential mortgage loans	16,724	15,504	15,591	15,051	13,716
Home equity	6,083	6,402	7,014	7,695	8,301
Indirect secured consumer loans	11,538	8,976	9,112	9,983	11,493
Credit card	2,532	2,470	2,299	2,237	2,259
Other consumer loans	2,723	2,342	1,559	680	657

Total portfolio loans and leases	$109,558	95,265	91,970	92,098	92,582

Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.11%	1.16	1.58	1.72	1.55
Commercial mortgage loans	0.79	1.15	0.98	1.19	1.68
Commercial construction loans	0.88	0.69	0.51	0.41	0.75
Commercial leases	0.51	0.50	0.34	0.38	1.22
Residential mortgage loans	0.44	0.52	0.57	0.64	0.73
Home equity	0.61	0.56	0.66	0.75	0.81
Indirect secured consumer loans	0.46	0.47	0.42	0.42	0.35
Credit card	6.64	6.32	5.09	4.56	4.38
Other consumer loans	1.47	1.41	2.12	1.76	1.67
Unallocated (as a percent of portfolio loans and leases)	0.11	0.12	0.13	0.12	0.12

Attributed ALLL as a percent of portfolio loans and leases	1.10%	1.16	1.30	1.36	1.37

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
Based on portfolio characteristics and economic conditions and expectations as of January 1, 2020, the Bancorp recorded a combined increase to the ALLL and reserve for unfunded commitments on January 1, 2020 of approximately $650 million upon the adoption of ASU
2016-13.
The increase is based on economic forecasts that the Bancorp considers reasonable and supportable for a period of three years followed by a reversion to long-term historical loss rates for the remaining contractual life (adjusted for expected prepayments) phased in over a period of two years. The estimated increase in the ALLL is primarily attributable to longer duration consumer loans.
This increase includes the differences between the purchase accounting treatment of loans and leases acquired in the MB Financial, Inc. acquisition and the treatment under ASU
2016-13.
In the legacy portfolio, excluding the MB Financial, Inc. loans and leases, the Bancorp recognized an increase to the ALLL of approximately $475 million.
The impact on the Bancorp’s ALLL in future periods may vary significantly from the adoption date as it will be based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio.
The adoption of ASU
2016-13
will also have an impact on the provision for credit losses in periods after adoption, which could differ materially from historical trends. For additional information on ASU
2016-13,
refer to Note 1 of the Notes to Consolidated Financial Statements.
MARKET RISK MANAGEMENT
Market risk is the
day-to-day
potential for the value of a financial instrument to fluctuate due to movements in market factors. The Bancorp’s market risk includes risks resulting from movements in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk, a component of market risk, primarily impacts the Bancorp’s income categories through changes in interest income on earning assets and the cost of interest-bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income and through earnings credits earned on commercial deposits that offset commercial deposit fees. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:
●	Assets and liabilities mature or reprice at different times;

●	Short-term and long-term market interest rates change by different amounts; or

●	The expected maturities of various assets or liabilities shorten or lengthen as interest rates change.

93  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to the direct impact of interest rate changes on NII and interest-sensitive fees, interest rates can impact earnings through their effect on loan and deposit demand, credit losses, mortgage origination volumes, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and earnings flows and models the interest rate risk, and possible actions to manage this risk, given numerous possible future interest rate scenarios. A series of Policy Limits and Key Risk Indicators are employed to ensure that this risk is managed within the Bancorp’s risk tolerance.
In addition to the traditional forms of interest rate risk discussed in this section, the Bancorp is exposed to interest rate risk associated with the retirement and replacement of LIBOR. For more information on the LIBOR transition, refer to the Overview section of MD&A.
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
As of December 31, 2019, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over
12-month
and
24-month
horizons assuming a 200 bps parallel ramped increase and a 100 bps parallel ramped decrease in interest rates.
Additionally, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and non-parallel
shifts in rates to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve.
In order to recognize the risk of noninterest-bearing demand deposit balance run-off
in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $750 million of additional demand deposit balances run-off
over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $750 million of incremental growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off
and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes.
Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising-rate interest-bearing deposit beta of 71% at December 31, 2019, which is approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. The Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 41% at December 31, 2019. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.
The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.
The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 61: ESTIMATED NII SENSITIVITY PROFILE AND ALCO POLICY LIMITS

	2019					2018

	% Change in NII (FTE)			ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits

Change in Interest Rates (bps)	12 Months		13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months

+ 200 Ramp over 12 months	(0.22	) %	3.94	(4.00)	(6.00)	(0.01)%	2.11	(4.00)	(6.00)
+ 100 Ramp over 12 months	(0.16)		2.07	N/A	N/A	0.09	1.34	N/A	N/A
- 100 Ramp over 12 months	(2.66)		(7.90)	(8.00)	(12.00)	(2.83)	(6.70)	N/A	N/A
- 150 Ramp over 12 months	N/A		N/A	N/A	N/A	(4.34)	(10.58)	(8.00)	(12.00)

At December 31, 2019, the Bancorp’s NII sensitivity under the parallel rate ramp increases is near neutral in the first year and would benefit in the second year. Under the parallel 100 bps ramp decrease in interest rates, the Bancorp’s NII would decline in both the first and second years. The asymmetric NII sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities and managed-rate deposits.
Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. However, proactive management of the securities and derivatives portfolios has reduced the near-term risk to declining market rates.
94  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The changes in the estimated NII sensitivity profile as of December 31, 2019 compared to December 31, 2018 were primarily attributable to the acquisition of MB Financial, Inc., which had a more asset-sensitive balance sheet. The down rate scenarios were also impacted by lower market interest rates and a higher composition of low-cost
deposits, which results in deposits hitting their floor rates more quickly in the current year scenarios.
However, the strategic repositioning of the investment portfolio into securities that are less callable in the near term more than offset the impact of the MB Financial, Inc. acquisition on NII at risk in year one and partially offset the impact in year two.
Tables 62 and 63 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2019 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.
The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2019:

TABLE 62: ESTIMATED NII SENSITIVITY ASSUMING A $1 BILLION CHANGE IN DEMAND DEPOSIT BALANCES
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	(0.43)%	3.54	(0.02)	4.34
+ 100 Ramp over 12 months	(0.26)	1.87	(0.05)	2.27
- 100 Ramp over 12 months	(2.77)	(8.10)	(2.56)	(7.70)

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of December 31, 2019. The resulting weighted-average rising-rate interest-bearing deposit betas included in this analysis were approximately 88% and 53%, respectively, and 51% and 31%, respectively, for falling rates as of December 31, 2019:

TABLE 63: ESTIMATED NII SENSITIVITY WITH DEPOSIT BETA ASSUMPTION CHANGES
	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	(3.52)%	(2.27)	3.07	10.15
+ 100 Ramp over 12 months	(1.80)	(1.01)	1.48	5.15
- 100 Ramp over 12 months	(1.73)	(6.16)	(3.60)	(9.64)

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis
(non-GAAP)
over one and
two-year
time horizons, EVE is a
point-in-time
analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows.
Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.
The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 64: ESTIMATED EVE SENSITIVITY PROFILE
	2019		2018
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200 Shock	(5.12) %	(12.00)	(7.09)	(12.00)
+ 100 Shock	(2.01)	N/A	(3.21)	N/A
- 100 Shock	N/A	N/A	(1.01)	N/A
- 150 Shock	(6.07)	(12.00)	N/A	N/A
- 200 Shock	N/A	N/A	(5.27)	(12.00)

The EVE sensitivity is moderately negative in both a +200 bps rising-rate and a
-150
bps declining-rate market rate scenario at December 31, 2019. The changes in the estimated EVE sensitivity profile from December 31, 2018 were primarily related to noninterest-bearing deposits growth from the acquisition of MB Financial, Inc. and a decrease in market interest rates.
These items were partially offset by strategic repositioning of the investment portfolio into securities that are less callable in the near term.
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
Tables 65 and 66 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 15 of the Notes to Consolidated Financial Statements.
The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 65: WEIGHTED-AVERAGE MATURITY, RECEIVE RATE AND PAY RATE ON QUALIFYING HEDGING INSTRUMENTS

	Notional	Fair	Remaining	Receive	LIBOR Index /
As of December 31, 2019 ($ in millions)	Amount	Value	(years)	Rate	Strike

Interest rate swaps – cash flow – receive-fixed	$7,000	(2)	3.9	3.0%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting (a)	1,000	-	5.0	3.2	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	393	6.8	4.4	1 ML / 3 ML

Total interest rate swaps	$10,705	391

Interest rate floors – cash flow – receive-fixed	$3,000	115	5.0	1.7	1 ML / 2.25%

(a) Forward starting swaps will become effective January 2, 2020.
TABLE 66: WEIGHTED-AVERAGE MATURITY, RECEIVE RATE AND PAY RATE ON QUALIFYING HEDGING INSTRUMENTS

	Notional	Fair	Remaining	Receive	LIBOR Index /
As of December 31, 2018 ($ in millions)	Amount	Value	(years)	Rate	Strike

Interest rate swaps – cash flow – receive-fixed	$5,000	(13)	4.6	3.0%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting (a)	3,000	1	5.7	3.1	1 ML
Interest rate swaps – fair value – receive-fixed	3,455	260	6.3	3.8	1 ML / 3 ML

Total interest rate swaps	$11,455	248

Interest rate floors – cash flow – forward starting (b)	$3,000	69	6.0	N/A	1 ML / 2.25%

(a)	Forward starting swaps will become effective January 2, 2020.

(b)	Forward starting floors became effective December 16, 2019.

Additionally, as part of its overall risk management strategy relative to its residential mortgage banking activities. The Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. The Bancorp economically hedges its exposure to residential mortgage loans held for sale through the use of forward contracts and mortgage options as well. See the Residential Mortgage Servicing Rights and Interest Rate Risk section for the discussion of the use of derivatives to economically hedge this exposure.
The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of the counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers.
These controls include an independent determination of interest rate volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information, including the notional amount and fair values of these derivatives, refer to Note 15 of the Notes to Consolidated Financial Statements.
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
96  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of December 31, 2019:

TABLE 67: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total

Commercial and industrial loans	$29,675	20,144	723	50,542
Commercial mortgage loans	4,143	6,038	782	10,963
Commercial construction loans	2,452	2,499	139	5,090
Commercial leases	925	1,647	791	3,363

Total commercial loans and leases	37,195	30,328	2,435	69,958

Residential mortgage loans	3,290	7,469	5,965	16,724
Home equity	1,924	3,306	853	6,083
Indirect secured consumer loans	4,266	6,590	682	11,538
Credit card	506	2,026	-	2,532
Other consumer loans	1,433	1,117	173	2,723

Total consumer loans	11,419	20,508	7,673	39,600

Total portfolio loans and leases	$48,614	50,836	10,108	109,558

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2019:

TABLE 68: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS OCCURRING AFTER 1 YEAR

	Interest Rate

($ in millions)	Fixed	Floating or Adjustable

Commercial and industrial loans	$3,162	17,705
Commercial mortgage loans	1,542	5,278
Commercial construction loans	35	2,603
Commercial leases	2,438	-

Total commercial loans and leases	7,177	25,586

Residential mortgage loans	9,880	3,554
Home equity	485	3,674
Indirect secured consumer loans	7,254	18
Credit card	472	1,554
Other consumer loans	1,037	253

Total consumer loans	19,128	9,053

Total portfolio loans and leases	$26,305	34,639

Residential Mortgage Servicing Rights and Interest Rate Risk
The fair value of the residential MSR portfolio was $993 million and $938 million at December 31, 2019 and December 31, 2018, respectively. The portfolio of servicing rights included $263 million of servicing rights acquired in the acquisition of MB Financial, Inc. on March 22, 2019. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying
hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.
Mortgage rates decreased during the year ended December 31, 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $203 million due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $173 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2019.
Mortgage rates increased during the year ended December 31, 2018 which caused modeled prepayment speeds to slow. The fair value of the MSR portfolio increased $42 million due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $125 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs for the year ended December 31, 2018.
The Bancorp recognized net gains of $224 million and net losses of $36 million, respectively, on its non-qualifying
hedging strategy during the years ended December 31, 2019 and 2018. These amounts include net gains of $3 million and net losses of $15 million, respectively, on securities related to the Bancorp’s non-qualifying
hedging strategy during the years ended December 31, 2019 and 2018. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.
Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2019 and 2018 was $880 million and $948 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity.
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
LIQUIDITY RISK MANAGEMENT
The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash and investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 19 of the Notes to Consolidated Financial Statements.
The Bancorp’s Treasury department manages funding and liquidity based on point-in-time
metrics as well as forward-looking projections, which incorporate different sources and uses of funds under base and stress scenarios. Liquidity risk is monitored and managed by the Treasury department with independent oversight provided by ERM, and a series of Policy Limits and Key Risk Indicators are established to ensure risks are managed within the Bancorp’s risk tolerance. The Bancorp maintains a contingency funding plan that provides for liquidity stress testing, which assesses the liquidity needs under varying market conditions, time horizons, asset growth rates and other events. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity. The contingency plan also outlines the Bancorp’s response to various levels of liquidity stress and actions that should be taken during various scenarios.
Liquidity risk is monitored and managed for both Fifth Third Bancorp and its subsidiaries. The Bancorp receives substantially all of its liquidity from dividends from its subsidiaries, primarily Fifth Third Bank, National Association. Subsidiary dividends are supplemented with term debt to enable the Bancorp to maintain sufficient liquidity to meet its cash obligations, including debt service and scheduled maturities, common and preferred dividends, unfunded commitments to subsidiaries and other planned capital actions in the form of share repurchases. Liquidity resources are more limited at the Bancorp, making its liquidity position more susceptible to market disruptions. Bancorp liquidity is assessed using a cash coverage horizon, ensuring the entity maintains sufficient liquidity to withstand a period of sustained market disruption while meeting its anticipated obligations over an extended stressed horizon.
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
Table 67 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $36.0 billion of securities in the Bancorp’s available-for-sale
debt and other securities portfolio at December 31, 2019, $3.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.8 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.
Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans and leases totaling $9.7 billion during the year ended December 31, 2019 compared to $5.5 billion during the year ended December 31, 2018. For further information, refer to Note 13 and Note 14 of the Notes to Consolidated Financial Statements.
Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost
funds. The Bancorp’s average core deposits and average shareholders’ equity funded 83% of its average total assets for both the years ended December 31, 2019 and 2018. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.
As of December 31, 2019, $4.8 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the year ended December 31, 2019, the Bancorp issued and sold $1.5 billion of 3.65% senior fixed-rate notes and $750 million of 2.375% senior fixed-rate notes.
98  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Additionally, during the year ended December 31, 2019, the Bancorp issued in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95%
non-cumulative
Series K perpetual preferred stock, for net proceeds of approximately $242 million.
As of December 31, 2019, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.3 billion was available for issuance. During the year ended 2019, the Bank issued and sold $300 million of senior floating-rate bank notes. For further information on a subsequent event related to long-term debt, refer to Note 33 of the Notes to Consolidated Financial Statements. Additionally, at December 31, 2019, the Bank had approximately $48.3 billion of borrowing capacity available through secured borrowing sources including the FRB and FHLB.
In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million of the asset-backed notes were retained by the Bancorp, and resulted in approximately $1.3 billion of outstanding notes included in long-term debt in the Consolidated Balance Sheets. The bankruptcy remote trust was deemed to be a VIE and the Bancorp, as the primary beneficiary, consolidated the VIE. The third-party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information.
Liquidity Coverage Ratio and Net Stable Funding Ratio
On October 31, 2018, the Board of Governors of the FRB released a series of regulatory proposals to implement the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Reform Act”). Among the proposals, the Board of Governors, joined by the Department of Treasury, OCC and the FDIC proposed to remove the application of the LCR regulations and the NSFR from certain BHCs that qualify under the proposal as “Category IV” institutions, primarily those BHCs with consolidated assets between $100 billion and $250 billion.
On October 10, 2019, the Board of Governors of the FRB announced it finalized the rules that tailor its regulations for banks to more closely match their risk profile. Fifth Third, as a Category IV institution, is no longer subject to the LCR regulations and the NSFR regulations, effective December 31, 2019.
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

TABLE 69: AGENCY RATINGS

As of March 2, 2020	Moody’s	Standard and Poor’s	Fitch	DBRS

Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Stable	Stable

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events that are neither market nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, cyber security or physical security incidents and privacy breaches or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.
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
Fifth Third has adopted the National Institute of Standards and Technology Cybersecurity Framework for the management and deployment of cyber security controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. To ensure resiliency of key Bancorp functions, Fifth Third also employs redundancy protocols that include a robust business continuity function that works to mitigate any potential impacts to Fifth Third customers and its systems.
Fifth Third also focuses on the reporting and escalation of operational control issues to senior management and the Board of Directors. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Operational Risk Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.
Fifth Third’s operational risk management and information security programs have been actively engaged to evaluate and oversee MB Financial, Inc.’s products and processes to ensure risks are understood, well managed and in alignment with the Bancorp’s risk appetite.
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
Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.
Fifth Third’s compliance risk management and anti-money laundering programs have been actively engaged to evaluate and oversee MB Financial, Inc.’s products and processes to ensure risks are understood, well managed and in alignment with the Bancorp’s risk appetite.
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
Regulatory Capital Ratios
The Basel III Final Rule sets minimum regulatory capital ratios as well as defines the measure of “well-capitalized” for insured depository institutions.

TABLE 70: PRESCRIBED CAPITAL RATIOS

	Minimum	Well-Capitalized

CET1 capital:
Fifth Third Bancorp	4.50%	N/A
Fifth Third Bank, National Association	4.50	6.50
Tier I risk-based capital:
Fifth Third Bancorp	6.00	6.00
Fifth Third Bank, National Association	6.00	8.00
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00
Fifth Third Bank, National Association	8.00	10.00
Tier I leverage:
Fifth Third Bancorp	4.00	N/A
Fifth Third Bank, National Association	4.00	5.00

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
impact of the adoption of ASU
2016-13,
referred to as the current expected credit loss model, on regulatory capital over a period of three years. The proposed rule was adopted as final effective July 1, 2019. The phase-in
provisions of the final rule are optional for a banking organization that experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the banking organization adopts CECL. A banking organization that elects the phase-in
provisions of the final rule for regulatory capital purposes must phase in 25% of the transitional amounts impacting regulatory capital in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year. The Bancorp adopted ASU
2016-13
on January 1, 2020 and plans to elect the
phase-in
option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. For additional information on ASU
2016-13,
refer to Note 1 of the Notes to Consolidated Financial Statements.
On July 22, 2019, the federal banking regulators published the Regulatory Capital Simplification final rule in the Federal Register. Under the final rule, non-advanced
approach banks, such as the Bancorp, will be subject to simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions than those currently applied. The final rule increases the deduction threshold for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions from 10% to 25% of CET1, but increases the risk-weighted assets percentage for the non-deducted
elements from 100% to 250%. The final rule pertaining to these regulatory capital elements is effective on April 1, 2020.
The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 71: CAPITAL RATIOS

($ in millions)	2019	2018	2017	2016	2015

Average total Bancorp shareholders’ equity as a percent of average assets	12.14%	11.23	11.69	11.57	11.24
Tangible equity as a percent of tangible assets (a)(c)	9.52	9.63	9.79	9.72	9.46
Tangible common equity as a percent of tangible assets (a)(c)	8.44	8.71	8.83	8.77	8.50

Regulatory capital:
CET1 capital	$ 13,847	12,534	12,517	12,426	11,917
Tier I capital	15,616	13,864	13,848	13,756	13,260
Total regulatory capital	19,661	17,723	17,887	17,972	17,134
Risk-weighted assets (b)	142,065	122,432	117,997	119,632	121,290

Regulatory capital ratios:
CET1 capital	9.75%	10.24	10.61	10.39	9.82
Tier I risk-based capital	10.99	11.32	11.74	11.50	10.93
Total risk-based capital	13.84	14.48	15.16	15.02	14.13
Tier I leverage	9.54	9.72	10.01	9.90	9.54

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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
During the first quarter of 2019, the FRB provided relief from certain regulatory requirements related to supervisory stress testing and company-run
stress testing for the 2019 stress test cycle, including disclosure requirements. As a result, the Bancorp was not required to submit a capital plan or participate in CCAR 2019. The requirement for the Bancorp to submit an annual capital plan to the FRB has been extended until April 5, 2020. However, the Bancorp remains subject to the requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan. The FRB further clarified that relief from the 2019 stress test cycle should not be construed as relief from any regulatory capital requirements and that the Bancorp will be subject to the full CCAR 2020 stress test requirements.
In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets.
Preferred Stock Transactions
On August 26, 2019, the Bancorp issued 200,000 shares of 6.00%
non-cumulative
perpetual Class B preferred stock,
Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00%
non-cumulative
perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.
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
Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.94 and $0.74 during the years ended December 31, 2019 and 2018, respectively. The Bancorp entered into or settled a number of accelerated share repurchase and open market share repurchase transactions during the years ended December 31, 2019 and 2018. Refer to Note 25 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase and open market share repurchase transactions.
The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 72: SHARE REPURCHASES

For the years ended December 31	2019	2018

Shares authorized for repurchase at January 1	60,564,282	23,147,891
Additional authorizations (a)	80,474,957	87,383,525
Share repurchases (b)	(64,601,891)	(49,967,134)

Shares authorized for repurchase at December 31	76,437,348	60,564,282

Average price paid per share (b)	$26.05	29.44

(a)
During the second quarter of 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 20 million shares remained available for repurchase by the Bancorp.

(b)
Excludes
2,693,318
and 2,155,189 shares repurchased during the years ended
December 31, 2019
and 2018, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

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
VIEs. A brief discussion of these transactions is as follows:
Commitments
The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to residential mortgage loans held for sale, purchase obligations, capital commitments for private equity investments and capital expenditures. Refer to Note 19 of the Notes to Consolidated Financial Statements for additional information on commitments.
Guarantees and Contingent Liabilities
The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 19 of the Notes to Consolidated Financial Statements for additional information on guarantees and contingent liabilities.
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
103  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Other Commitments

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2019 are shown in Table 73. As of December 31, 2019, the Bancorp had unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 22 of the Notes to Consolidated Financial Statements.

TABLE 73: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2019 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits with no stated maturity (a)(b)	$118,123	-	-	-	118,123
Long-term debt (a)(c)	2,172	5,271	2,853	4,674	14,970
Time deposits (a)(d)	7,714	1,100	118	7	8,939
Short-term borrowings (a)(e)	1,271	-	-	-	1,271
Forward contracts related to residential mortgage loans held for sale (f)	2,901	-	-	-	2,901
Operating lease obligations (g)	90	157	125	280	652
Partnership investment commitments (h)	230	131	28	39	428
Pension benefit payments (i)	16	34	33	70	153
Purchase obligations and capital expenditures (j)	133	58	6	-	197
Finance lease obligations (g)	6	10	4	26	46
Total contractually obligated payments due by period	$132,656	6,761	3,167	5,096	147,680
Other commitments by expiration period:
Commitments to extend credit (k)	$28,673	16,263	22,654	8,181	75,771
Letters of credit (l)	1,022	518	592	5	2,137
Total other commitments by expiration period	$29,695	16,781	23,246	8,186	77,908

(a)
Interest-bearing obligations are principally used to fund interest-earning assets. Interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(b)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.

(c)	Includes debt obligations with an original maturity of greater than one year. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(d)	Includes other time deposits and certificates $100,000 and over. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.

(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 17 of the Notes to Consolidated Financial Statements.

(f)	Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.

(g)	Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information on lease obligations.

(h)	Includes LIHTC and New Markets Tax Credit investments. For additional information, refer to Note 13 of the Notes to Consolidated Financial Statements.

(i)	Refer to Note 23 of the Notes to Consolidated Financial Statements for additional information on pension obligations.

(j)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Market Risk Management section of Item 7 of this Report on pages
93-
98 and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
104  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Fifth Third Bancorp:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2019, based on the criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan and Lease Losses (“ALLL”) — Commercial Portfolio Segment Qualitative Factors — Refer to Note 1 and Note 7 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
The Bancorp maintains the ALLL to absorb probable loan and lease losses inherent in its portfolio segments.
The Bancorp’s current methodology for determining the ALLL is based on historical loss rates, current credit grades, impaired commercial credits, and adjusted for qualitative factors. Historical credit loss rates are applied to commercial loans that are not impaired or are not subject to specific allowance allocations. The key qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, estimated loss emergence period, and specific portfolio loans backed by enterprise valuations and private equity sponsors.
The ALLL for the commercial portfolio segment was $710 million at December 31, 2019, which includes adjustments for the qualitative factors noted above.
Considering the estimation and judgment in determining adjustments for qualitative factors, our audit of the ALLL and the related disclosures involved subjective judgment with regard to the qualitative adjustments to the commercial portfolio segment ALLL.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the qualitative adjustments for the commercial portfolio segment ALLL included the following, among others:
●	We tested the effectiveness of the Bancorp’s controls over the qualitative adjustments to the ALLL for the commercial portfolio segment.

●	We assessed the reasonableness of, and evaluated support for, key qualitative adjustments based on market conditions and/or commercial portfolio performance metrics.

105  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
●	We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the qualitative adjustment estimation process, including:

¡	Commercial portfolio segment loan balances by class

¡	Commercial portfolio segment net losses charged-off

¡	Relevant macroeconomic indicators

¡	Relevant internal loan portfolio data

●	With the assistance of our credit specialists, we tested the mathematical accuracy of the underlying support used as a basis for the qualitative adjustments to the historical loss rates.

●	We evaluated the Bancorp’s historical qualitative factor estimation process by comparing actual commercial loan losses to the ALLL recorded in historical periods for the commercial portfolio segment, inclusive of these qualitative adjustments.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 2, 2020
We have served as the Company’s auditor since 1970.
106  Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2019	2018

Assets
Cash and due from banks	$3,278	2,681
Other short-term investments (a)	1,950	1,825
Available-for-sale debt and other securities (b)	36,028	32,830
Held-to-maturity securities (c)	17	18
Trading debt securities	297	287
Equity securities	564	452
Loans and leases held for sale (d)	1,400	607
Portfolio loans and leases (a)(e)	109,558	95,265
Allowance for loan and lease losses (a)	(1,202)	(1,103)

Portfolio loans and leases, net	108,356	94,162
Bank premises and equipment (f)	1,995	1,861
Operating lease equipment	848	518
Goodwill	4,252	2,478
Intangible assets	201	40
Servicing rights	993	938
Other assets (a)	9,190	7,372

Total Assets	$169,369	146,069

Liabilities
Deposits:
Noninterest-bearing deposits	$35,968	32,116
Interest-bearing deposits	91,094	76,719

Total deposits	127,062	108,835
Federal funds purchased	260	1,925
Other short-term borrowings	1,011	573
Accrued taxes, interest and expenses	2,441	1,562
Other liabilities (a)	2,422	2,498
Long-term debt (a)	14,970	14,426

Total Liabilities	$148,166	129,819

Equity
Common stock (g)	$2,051	2,051
Preferred stock (h)	1,770	1,331
Capital surplus	3,599	2,873
Retained earnings	18,315	16,578
Accumulated other comprehensive income (loss)	1,192	(112)
Treasury stock (g)	(5,724)	(6,471)

Total Bancorp shareholders’ equity	$21,203	16,250
Noncontrolling interests	-	-

Total Equity	21,203	16,250

Total Liabilities and Equity	$169,369	146,069

(a)
Includes
$74
and $40 of other short-term investments,
$1,354
and $668 of portfolio loans and leases,
$(7)
and $(4) of ALLL,
$8
and $5 of other assets,
$2
and $1 of other liabilities and
$1,253
and $606 of long-term debt from consolidated VIEs that are included in their respective captions above at
December 31, 2019
and 2018, respectively. For further information, refer to Note 13.

(b)	Amortized cost of $34,966 and $33,128 at December 31, 2019 and 2018, respectively.
(c)	Fair value of $17 and $18 at December 31, 2019 and 2018, respectively.
(d)
Includes
$1,264
and $537 of residential mortgage loans held for sale measured at fair value and
$0
and $7 of commercial loans held for sale measured at fair value at
December 31, 2019
and 2018, respectively.

(e)	Includes $183 and $179 of residential mortgage loans measured at fair value at December 31, 2019 and 2018, respectively.
(f)	Includes $27 and $42 of bank premises and equipment held for sale at December 31, 2019 and 2018, respectively. For further information, refer to Note 8.
(g)
Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at
December 31, 2019 – 708,915,629
(excludes
214,976,952
treasury shares),
2018 – 646,630,857 (excludes 277,261,724 treasury shares).

(h)
500,000
shares of no par value preferred stock were authorized at both
December 31, 2019
and 2018. There were
436,000
and 446,000 unissued shares of undesignated no par value preferred stock at
December 31, 2019
and 2018, respectively. Each issued share of undesignated no par value preferred stock has a liquidation preference of $25,000.
500,000
shares of no par value Class B preferred stock were authorized at
December 31, 2019
. There were
300,000
unissued shares of undesignated no par value Class B preferred stock at
December 31, 2019
. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.
107  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2019	2018	2017

Interest Income
Interest and fees on loans and leases	$5,051	4,078	3,478
Interest on securities	1,162	1,080	996
Interest on other short-term investments	41	25	15

Total interest income	6,254	5,183	4,489
Interest Expense
Interest on deposits	892	538	277
Interest on federal funds purchased	29	30	6
Interest on other short-term borrowings	28	29	30
Interest on long-term debt	508	446	378

Total interest expense	1,457	1,043	691

Net Interest Income	4,797	4,140	3,798
Provision for credit losses	471	207	261

Net Interest Income After Provision for Credit Losses	4,326	3,933	3,537
Noninterest Income
Corporate banking revenue	570	438	353
Service charges on deposits	565	549	554
Wealth and asset management revenue	487	444	419
Card and processing revenue	360	329	313
Mortgage banking net revenue	287	212	224
Other noninterest income	1,224	887	1,357
Securities gains (losses), net	40	(54)	2
Securities gains (losses), net - non-qualifying hedges on mortgage servicing rights	3	(15)	2

Total noninterest income	3,536	2,790	3,224
Noninterest Expense
Salaries, wages and incentives	2,001	1,783	1,633
Employee benefits	417	332	356
Technology and communications	422	285	245
Net occupancy expense	332	292	295
Card and processing expense	130	123	129
Equipment expense	129	123	117
Other noninterest expense	1,229	1,020	1,007

Total noninterest expense	4,660	3,958	3,782

Income Before Income Taxes	3,202	2,765	2,979
Applicable income tax expense	690	572	799

Net Income	2,512	2,193	2,180
Less: Net income attributable to noncontrolling interests	-	-	-

Net Income Attributable to Bancorp	2,512	2,193	2,180
Dividends on preferred stock	93	75	75

Net Income Available to Common Shareholders	$2,419	2,118	2,105

Earnings per share - basic	$3.38	3.11	2.86
Earnings per share - diluted	$3.33	3.06	2.81

Average common shares outstanding - basic	710,433,611	673,346,168	728,289,200
Average common shares outstanding - diluted	720,065,498	685,488,498	740,691,433

Refer to the Notes to Consolidated Financial Statements.
108  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2019	2018	2017

Net Income	$2,512	2,193	2,180
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the year	1,046	(371)	21
Reclassification adjustment for net (gains) losses included in net income	(7)	9	4
Unrealized gains (losses) on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during the year	275	169	(7)
Reclassification adjustment for net (gains) losses included in net income	(13)	2	(12)
Defined benefit pension plans, net:
Net actuarial (loss) gain arising during the year	(5)	1	1
Reclassification of amounts to net periodic benefit costs	8	7	7

Other comprehensive income (loss), net of tax	1,304	(183)	14

Comprehensive Income	3,816	2,010	2,194
Less: Comprehensive income attributable to noncontrolling interests	-	-	-

Comprehensive Income Attributable to Bancorp	$3,816	2,010	2,194

Refer to the Notes to Consolidated Financial Statements.
109  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity

Balance at December 31, 2016	$2,051	1,331	2,756	13,290	59	(3,433)	16,054	27	16,081
Net income				2,180			2,180		2,180
Other comprehensive income, net of tax					14		14		14
Cash dividends declared:
Common stock (a)				(436)			(436)		(436)
Preferred stock (b)				(75)			(75)		(75)
Shares acquired for treasury			(17)			(1,588)	(1,605)		(1,605)
Impact of stock transactions under stock compensation plans, net			51			16	67		67
Other				(2)		3	1	(7)	(6)

Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change in accounting principles				6	(2)		4		4

Balance at January 1, 2018	2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				2,193			2,193		2,193
Other comprehensive loss, net of tax					(183)		(183)		(183)
Cash dividends declared:
Common stock (a)				(499)			(499)		(499)
Preferred stock (b)				(75)			(75)		(75)
Shares acquired for treasury			41			(1,494)	(1,453)		(1,453)
Impact of stock transactions under stock compensation plans, net			42			23	65		65
Other				(4)		2	(2)	(20)	(22)

Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250
Impact of cumulative effect of change in accounting principle (c)				10			10		10

Balance at January 1, 2019	2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	-	16,260
Net income				2,512			2,512		2,512
Other comprehensive income, net of tax					1,304		1,304		1,304
Cash dividends declared:
Common stock (a)				(691)			(691)		(691)
Preferred stock (b)				(93)			(93)		(93)
Shares acquired for treasury						(1,763)	(1,763)		(1,763)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred stock issued by a Bancorp subsidiary		197					197	(197)	-
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Impact of stock transactions under stock compensation plans, net			14	2		56	72		72
Other				(3)		7	4		4

Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	-	21,203

(a)	For the years ended December 31, 2019 , 2018 and 2017, dividends declared per common share were $0.94 , $0.74 and $0.60, respectively.

(b)
For the years ended
December 31, 2019
, 2018 and 2017, dividends were
$1,275.00
per preferred share for Perpetual Preferred Stock, Series H and
$1,656.24
per preferred share for Perpetual Preferred Stock, Series I. For the years ended
December 31, 2019
, 2018 and 2017, dividends per preferred share for Perpetual Preferred Stock, Series J were
$1,559.42
, $1,225.00 and $1,225.00, respectively. For the year ended
December 31, 2019
, dividends were
$357.50
per preferred share for Perpetual Preferred Stock, Series K,
$20.83
per preferred share for Perpetual Class B Preferred Stock, Series A and
$30.00
per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., previously a subsidiary of the Bancorp.

(c)	Related to the adoption of ASU 2016-02 as of January 1, 2019. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.
110  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2019	2018	2017

Operating Activities
Net income	$2,512	2,193	2,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	471	207	261
Depreciation, amortization and accretion	472	360	341
Stock-based compensation expense	132	127	118
(Benefit from) provision for deferred income taxes	(246)	30	(252)
Securities (gains) losses, net	(47)	54	(3)
Securities (gains) losses, net-non-qualifying hedges on mortgage servicing rights	(3)	15	(2)
MSR fair value adjustment	376	83	122
Net gains on sales of loans and fair value adjustments on loans held for sale	(137)	(71)	(108)
Net losses on disposition and impairment of bank premises and equipment	23	43	-
Net losses (gains) on disposition and impairment of operating lease equipment	1	(6)	39
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	-	(414)	-
Gain on sale of Worldpay, Inc. shares	(562)	(205)	(1,037)
Gain on the TRA associated with Worldpay, Inc.	(346)	(20)	(44)
Proceeds from sales of loans held for sale	8,157	5,199	6,453
Loans originated or purchased for sale, net of repayments	(8,896)	(5,378)	(6,054)
Dividends representing return on equity investments	66	12	46
Net change in:
Trading debt and equity securities	(29)	132	(442)
Other assets	20	303	(22)
Accrued taxes, interest and expenses	(49)	147	(138)
Other liabilities	(91)	45	22

Net Cash Provided by Operating Activities	1,824	2,856	1,480

Investing Activities
Proceeds from sales:
Available-for-sale securities and other investments	10,596	12,430	12,637
Loans and leases	259	305	164
Bank premises and equipment	90	57	40
Proceeds from repayments / maturities:
Available-for-sale securities and other investments	2,267	1,845	2,331
Held-to-maturity securities	4	6	3
Purchases:
Available-for-sale securities and other investments	(13,959)	(16,207)	(15,295)
Bank premises and equipment	(243)	(192)	(200)
MSRs	(26)	(82)	(109)
Proceeds from settlement of BOLI	28	16	14
Proceeds from sales and dividends representing return of equity investments	1,057	604	1,363
Net cash received (paid) on acquisitions	1,210	(43)	(44)
Net change in:
Federal funds sold	35	-	-
Other short-term investments	(647)	928	1
Loans and leases	(1,407)	(3,866)	(446)
Operating lease equipment	(61)	58	(31)

Net Cash (Used in) Provided by Investing Activities	(797)	(4,141)	428

Financing Activities
Net change in:
Deposits	3,742	5,673	(659)
Federal funds purchased	(1,665)	1,751	42
Other short-term borrowings	171	(3,439)	477
Dividends paid on common stock	(660)	(467)	(430)
Dividends paid on preferred stock	(93)	(98)	(75)
Proceeds from issuance of long-term debt	3,866	2,438	2,490
Repayment of long-term debt	(4,212)	(2,884)	(1,969)
Repurchases of treasury stock and related forward contracts	(1,763)	(1,453)	(1,605)
Issuance of preferred stock	242	-	-
Other	(58)	(69)	(57)

Net Cash (Used in) Provided by Financing Activities	(430)	1,452	(1,786)

Increase in Cash and Due from Banks	597	167	122
Cash and Due from Banks at Beginning of Period	2,681	2,514	2,392

Cash and Due from Banks at End of Period	$3,278	2,681	2,514

Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash
investing and financing activities.
111  Fifth Third Bancorp

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
Equity securities with readily determinable fair values not accounted for under the equity method are reported at fair value with unrealized gains and losses included in noninterest income in the Consolidated Statements of Income. Equity securities without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes as a result of an observable price change for the identical or similar investment of the same issuer. At each quarterly reporting period, the Bancorp performs a qualitative assessment to evaluate whether impairment indicators are present. If qualitative indicators are identified, the investment is measured at fair value with the impairment loss included in noninterest income in the Consolidated Statements of Income.
The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or DCF models that incorporate market inputs and assumptions including discount rates, prepayment speeds and loss rates.
The premium on purchased callable debt securities is amortized to the earliest call date if the call feature meets certain criteria. Otherwise, the premium is amortized to maturity similar to the discount on the callable debt securities.
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
112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the acquisition date, increases in expected cash flows over those expected at the acquisition date are recognized prospectively as interest income over the remaining life of the loan. The present values of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present values of any decreases in expected cash flows after the acquisition date as a result of credit deterioration are recognized by recording an ALLL or a direct charge-off.
Subsequent to the acquisition date, the methods utilized to estimate the required ALLL are similar to originated loans. This method of accounting for loans acquired with deteriorated credit quality does not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements.
The Bancorp’s lease portfolio consists of sales-type, direct financing and leveraged leases. Sales-type and direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on sales-type and direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.
Leveraged leases, entered into before January 1, 2019, are carried at the aggregate of lease payments (less nonrecourse debt payments) plus estimated residual value of the leased property, less unearned income. Interest income on leveraged leases is recognized over the term of the lease to achieve a constant rate of return on the outstanding investment in the lease, net of the related deferred income tax liability, in the years in which the net investment is positive. Leveraged lease accounting is no longer applied for leases entered into or modified after the Bancorp’s adoption of ASU
2016-02,
Leases, on January 1, 2019.
Nonaccrual loans and leases
When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net direct loan origination fees or costs are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well-secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future. Residential mortgage, home equity, automobile and other consumer loans that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection.
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
Commercial loans on nonaccrual status, including those modified in a TDR, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million, are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans. Residential mortgage loans, home equity loans and lines of credit and credit card loans that have principal and interest payments that have become past due 180 days are assessed for a charge-off
to the ALLL, unless such loans are both well-secured and in the process of collection. Home equity loans and lines of credit are also assessed for charge-off
to the ALLL when such loans or lines of credit have become past due 120 days if the senior lien is also 120 days past due, unless such loans are both well-secured and in the process of collection. Automobile and other consumer loans that have principal and interest payments that have become past due 120 days are assessed for a charge-off
to the ALLL, unless such loans are both well-secured and in the process of collection.
Restructured loans and leases
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.
113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk.
The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Except for loans discharged in a Chapter 7 bankruptcy that are not reaffirmed by the borrower, residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future. These loans are returned to accrual status provided there is a sustained payment history of twelve months after bankruptcy and collectability is reasonably assured for all remaining contractual payments.
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
Other Real Estate Owned
OREO, which is included in other assets in the Consolidated Balance Sheets, represents property acquired through foreclosure or other proceedings and branch-related real estate no longer intended to be used for banking purposes. OREO is carried at the lower of cost or fair value, less costs to sell. All OREO property is periodically evaluated for impairment and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income. For government-guaranteed mortgage loans, upon foreclosure, a separate other receivable is recognized if certain conditions are met for the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This receivable is also included in other assets, separate from OREO, in the Consolidated Balance Sheets.
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
114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Classes within the consumer portfolio segment include home equity, automobile, credit card and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 7.
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
The Bancorp’s methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and leases, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off
experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans and leases.
Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans and leases are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.
Historical credit loss rates are applied to commercial loans and leases that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from migration analyses for several portfolio stratifications, which track the historical net charge-off
experience sustained on loans and leases according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories.
Homogenous loans in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks and allowances are established based on the expected net charge-offs.
Loss rates are based on the trailing twelve-month net
charge-off
history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix.
The Bancorp also considers qualitative factors in determining the ALLL. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values, geographic concentrations, estimated loss emergence period and specific portfolio loans backed by enterprise valuations and private equity sponsors. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in provision for credit losses in the Consolidated Statements of Income.
Loan Sales and Securitizations
The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the Consolidated Balance Sheet and a net gain or loss is recognized in the Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. Refer to Note 13 for further information on consolidated and non-consolidated
VIEs.
115  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp’s loan sales and securitizations are generally structured with servicing retained, which often results in the recording of servicing rights. The Bancorp may also purchase servicing rights. The Bancorp has elected to measure all existing classes of its residential mortgage servicing rights portfolio at fair value with changes in the fair value of servicing rights reported in mortgage banking net revenue in the Consolidated Statements of Income in the period in which the changes occur.
Servicing rights are valued using internal OAS models. Key economic assumptions used in estimating the fair value of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the OAS and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of the key assumptions utilized in the internal OAS model.
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
The Bancorp’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as future demand expectations, economic factors and the specific characteristics of the loans subject to repurchase. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates, historical loss severity and any additional information obtained from the GSEs regarding future mortgage repurchase and file request criteria. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income in the Consolidated Statements of Income at the time of sale. Updates to the reserve are recorded in other noninterest expense in the Consolidated Statements of Income.
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
Lessee Accounting
ROU assets and lease liabilities are recognized for all leases unless the initial term of the lease is 12 months or less. Lease costs for operating leases are recognized on a straight-line basis over the lease term unless another systematic basis is more representative of the pattern of consumption. The lease term includes any renewal period that the Bancorp is reasonably certain to exercise. The Bancorp uses its incremental borrowing rate to discount the lease payments if the rate implicit in the lease is not readily determinable. Variable lease payments associated with operating leases are recognized in the period in which the obligation for payments is incurred.
For finance leases, the lease liability is measured using the effective interest method such that the liability is increased for interest based on the discount rate that is implicit in the lease or the Bancorp’s incremental borrowing rate if the implicit rate cannot be readily determined, offset by a decrease in the liability resulting from the periodic lease payments. The ROU asset associated with the finance lease is amortized on a straight-line basis unless there is another systematic and rational basis that better reflects how the benefits of the underlying assets are consumed over the lease term. The period over which the ROU asset is amortized is generally the lesser of the remaining lease term or the remaining useful life of the leased asset. Variable lease payments associated with finance leases are recognized in the period in which the obligation for those payments is incurred.
When the lease liability is remeasured to reflect changes to the lease payments as a result of a lease modification, the ROU asset is adjusted for the amount of the lease liability remeasurement. If a lease modification reduces the scope of a lease, the ROU asset would be reduced proportionately based on the change in the lease liability and the difference between the lease liability adjustment and the resulting ROU asset adjustment would be recognized as a gain or loss in the Consolidated Statements of Income. Additionally, the amortization of the ROU asset is adjusted prospectively from the date of remeasurement.
116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Any impairment loss is recognized in net occupancy expense. Refer to the Bank Premises and Equipment and Other Long-Lived Assets section of this note for further information.
Derivative Financial Instruments
The Bancorp accounts for its derivatives as either assets or liabilities measured at fair value through adjustments to AOCI and/or current earnings, as appropriate. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in AOCI and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.
When entering into a hedge transaction, the Bancorp formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction before the end of the quarter in which the transaction is consummated. This process includes linking the derivative instrument designated as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Bancorp continues to assess hedge effectiveness on an ongoing basis using either a qualitative or a quantitative assessment (regression analysis). Additionally, the Bancorp may also utilize the shortcut method to evaluate hedge effectiveness for certain qualifying hedges with matched terms that permit the assumption of perfect offset. If the shortcut method is no longer appropriate, the Bancorp would apply the long-haul method identified at inception of the hedging transaction for assessing hedge effectiveness as long as the hedge is highly effective. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.
Tax Receivable Agreements
In conjunction with Vantiv, Inc.’s (now Worldpay, Inc.) IPO in 2012, the Bancorp entered into two TRAs with Worldpay, Inc. The TRAs provide for payments by Worldpay, Inc. to the Bancorp of 85% of the cash savings actually realized as a result of the increase in tax basis that results from the historical or future purchase of equity in Vantiv Holding, LLC (now Worldpay Holding, LLC) from the Bancorp or from the exchange of equity units in Worldpay Holding, LLC for cash or Class A Stock, as well as any tax benefits attributable to payments made under the TRA. Any actual increase in tax basis, as well as the amount and timing of any payments made under the TRA depend on a number of uncertain factors, the most significant of which is the realization of the tax benefits by Worldpay, Inc., which depends on the amount and timing of Worldpay, Inc.’s reportable taxable income. One of the TRAs has been settled and terminated and the Bancorp accounts for the remaining TRA as a gain contingency and recognizes income when all uncertainties surrounding the realization of such amounts are resolved.
Investments in Qualified Affordable Housing Projects
The Bancorp invests in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. These investments are classified as other assets on the Bancorp’s Consolidated Balance Sheets. Investments in affordable housing projects that qualify for LIHTC are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting with impairment associated with the investments recognized in other noninterest expense in the Consolidated Statements of Income.
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
Income tax benefits from uncertain tax positions are recognized in the financial statements only if the Bancorp believes that it is more-likely-than-not
that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the Bancorp does not believe that it is more-
likely-than-not
that an uncertain tax position will be sustained, the Bancorp records a liability for the uncertain tax position. If the Bancorp believes that it is more likely than not that an uncertain tax position will be sustained, the Bancorp only records a tax benefit for the portion of the uncertain tax position where the likelihood of realization is greater than 50% upon settlement with the relevant taxing authority that has full knowledge of all relevant information. The Bancorp recognizes interest expense, interest income and penalties related to unrecognized tax benefits within current income tax expense. Refer to Note 22 for further discussion regarding income taxes.
117  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor does it recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 11 for further information regarding the Bancorp’s goodwill.
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
118  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The Bancorp may, as a practical expedient, measure the fair value of certain investments on the basis of the net asset value per share of the investment, or its equivalent. Any investments which are valued using this practical expedient are not classified in the fair value hierarchy. Refer to Note 29 for further information on fair value measurements.
Stock-Based Compensation
The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 26.
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
119  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Intangible assets consist of core deposit intangibles, customer relationships, operating leases, non-compete
agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The Bancorp reviews intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
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
ACCOUNTING AND REPORTING DEVELOPMENTS
Standards Adopted in 2019
The Bancorp adopted the following new accounting standards effective January 1, 2019:
ASU
2016-02
– Leases (Topic 842)
In February 2016, the FASB issued ASU
2016-02
which establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees’ balance sheets along with corresponding right-of-use
assets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. Subsequent to the issuance of ASU
2016-02,
the FASB issued additional guidance to clarify certain implementation issues and provide transition relief in certain circumstances including ASUs
2018-01
(Land Easement Practical Expedient, issued in January 2018),
2018-10
(Codification Improvements, issued in July 2018),
2018-11
(Targeted Improvements, also issued in July 2018),
2018-20
(Narrow-Scope Improvements for Lessors, issued in December 2018) and
2019-01
(Codification Improvements, issued in March 2019). These subsequent amendments did not change the core principles in the original ASU, but did provide an additional optional transition method which was to initially apply the amended guidance at the adoption date and record a cumulative-effect adjustment to opening retained earnings without retrospective application to prior comparative periods. Entities not electing to use this optional transition method must apply the amended guidance on a modified retrospective basis to all periods presented.
The Bancorp adopted the amended guidance on January 1, 2019, using the optional transition method. The Bancorp initially applied the new standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date without restating the prior comparative periods. As part of the adoption, the Bancorp has elected certain accounting policies as allowed under the ASU. The Bancorp elected the practical expedients package provided within the new standard, which among other things, permitted the Bancorp not to reassess the lease classification of existing leases. The Bancorp also elected not to use hindsight in evaluating the lease term. Additionally, the Bancorp elected to not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less on the Consolidated Balance Sheets and elected a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and instead, to account for them as a single lease component. Upon adoption on January 1, 2019, the Bancorp recognized additional ROU assets and lease liabilities of $509 million related to its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption and also recorded a cumulative-effect adjustment to retained earnings of $10 million for the remaining deferred gains on sale-leaseback transactions that occurred prior to January 1, 2019. From a lessor perspective, adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements at transition. The required disclosures are included in Note 6, Note 9 and Note 10.
120  Fifth Third Bancorp

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
Standards Issued but Not Yet Adopted
The following accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2019:
ASU
2016-13
– Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU
2016-13
which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance
sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale
debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale
debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale
debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. Subsequent to the issuance of ASU
2016-13,
the FASB has issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU
2018-19
(issued in November 2018), ASU
2019-04
(issued in April 2019), ASU
2019-05
(issued in May 2019), and ASU
2019-11
(issued in November 2019).
The Bancorp adopted the amended guidance on January 1, 2020, using a modified retrospective approach, although certain provisions of the guidance are only required to be applied on a prospective basis. Upon adoption, the Bancorp recorded a combined increase to the ALLL and reserve for unfunded commitments of approximately $650 million. Of this amount, approximately $30 million pertained to the recognition of an ALLL on purchased financial assets with credit deterioration and was also added to the carrying value of the related loans.
The Bancorp will be subject to the amended disclosure requirements beginning with the filing of the Bancorp’s first quarter of 2020 quarterly report on Form
10-Q.
Adoption of the amended guidance did not have a material impact to the Bancorp’s investment securities portfolio.
ASU
2017-04
– Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU
2017-04
which simplifies the test for goodwill impairment by removing the second step, which measures the amount of impairment loss, if any. Instead, the amended guidance states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This would apply to all reporting units, including those with zero or negative carrying amounts of net assets. The Bancorp adopted the amended guidance on January 1, 2020. The amended guidance will be applied prospectively to all goodwill impairment tests performed after the adoption date.
ASU
2018-13
– Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU
2018-13
which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The Bancorp adopted the amended guidance on January 1, 2020 and will conform to the amended disclosure requirements in the Bancorp’s first quarter of 2020 Form
 10-Q.
ASU
2018-15
– Intangibles—Goodwill and Other—
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU
2018-15
which provides guidance on the accounting for implementation, setup, and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use
software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The Bancorp adopted the amended guidance on January 1, 2020 on a prospective basis.
ASU
2019-12
– Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU
2019-12
which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also clarify and amend existing guidance for other areas of Topic 740. The amended guidance is effective for the Bancorp on January 1, 2021 with early adoption permitted, and is to be applied either prospectively or retrospectively for the specific amendment based on the transition method prescribed by the FASB. The Bancorp is in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.
121  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments related to interest and income taxes in addition to non-cash
investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2019	2018	2017

Cash Payments:
Interest	$1,441	1,016	699
Income taxes	726	359	1,035

Transfers:
Portfolio loans to loans held for sale	211	275	255
Loans held for sale to portfolio loans	37	95	29
Portfolio loans to OREO	29	39	34

Supplemental Disclosures:
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	197	-	-
Additions to right-of-use assets under operating leases	76	-	-
Additions to right-of-use assets under finance leases	24	-	-
Right-of-use assets recognized at adoption of ASU 2016-02	509	-	-

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
Under the terms of the agreement, the Bancorp acquired 100% of the common stock of MB Financial, Inc. In exchange, common shareholders of MB Financial, Inc. received 1.45 shares of Fifth Third Bancorp common stock and $5.54 in cash for each share of MB Financial, Inc. common stock, for a total value per share of $42.49, based on the $25.48 closing price of Fifth Third Bancorp’s common stock on March 21, 2019. Upon closing of the transaction, MB Financial, Inc. became a subsidiary of the Bancorp. However, MB Financial, Inc.’s 6.00%
non-cumulative
Series C perpetual preferred stock with a fair value of $197 million remained outstanding and was recognized as a noncontrolling interest on the Consolidated Balance Sheets. Through its ownership of all of the common stock, the Bancorp controlled 95% of the voting equity interests in MB Financial, Inc. with the remainder attributable to the preferred shareholders’ noncontrolling interest.
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
On August 26, 2019, the Bancorp issued 200,000 shares of 6.00%
non-cumulative
Class B perpetual preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00%
non-cumulative
Series C perpetual preferred stock in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.
The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are considered preliminary as of December 31, 2019. Fair value estimates, including loans and leases, intangible assets, bank premises and equipment, certain tax-related
matters and goodwill, are subject to change for up to one year after the acquisition date as additional information becomes available.
122  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their estimated fair value as of the acquisition date:

($ in millions)

Consideration paid
Cash payments		$	469
Fair value of common stock issued			3,121
Stock-based awards			38
Dividend receivable from MB Financial, Inc.			(20)
Total consideration paid		$	3,608

Fair value of noncontrolling interest in acquiree		$	197

Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases (a)	13,411
Bank premises and equipment (a)	266
Operating lease equipment (a)	394
Intangible assets (a)	220
Servicing rights	263
Other assets (a)	750
Total assets acquired	$17,970
Liabilities
Deposits	$14,489
Other short-term borrowings (a)	267
Accrued taxes, interest and expenses (a)	265
Other liabilities (a)	194
Long-term debt (a)	727
Total liabilities assumed	$15,942

Net identifiable assets acquired			2,028
Goodwill		$	1,777
(a)  Fair values have been updated from the estimates reported in the March 31, 2019 quarterly report on Form
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
123  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For acquired operating leases where the Bancorp is the lessor, intangible assets are recognized when contract terms of the lease are more favorable than market terms as of the acquisition date. Operating lease intangibles are amortized on a straight-line basis over the remaining lease term.
Servicing rights
Fair values for servicing rights were estimated using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives.
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
Merger-Related Expenses
Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $222 million and $31 million for the years ended December 31, 2019 and 2018, respectively.

The following table provides a summary of merger-related expenses recorded in noninterest expense:

	For the years ended December 31,
($ in millions)	2019	2018
Salaries, wages and incentives	$87	1
Employee benefits	3	-
Technology and communications	71	6
Net occupancy expense	13	-
Card and processing expense	1	1
Equipment expense	1	-
Other noninterest expense	46	23
Total	$222	31
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

	Unaudited Pro Forma Information
	For the years ended December 31,
($ in millions)	2019	2018
Net interest income	$4,911	4,836
Noninterest income	3,638	3,184
Net income available to common shareholders	2,529	2,282
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
124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This method of accounting for loans acquired with credit impairment does not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements. Refer to Note 1 for additional information on the accounting for PCI loans. The Bancorp has elected to account for loans acquired from MB Financial, Inc., which were not considered impaired but exhibited evidence of credit deterioration since origination, in the same manner as PCI loans.
The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates are considered preliminary as of December 31, 2019.

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,139
Less: Nonaccretable difference	81
Cash flows expected to be collected	1,058
Less: Accretable yield	202
Fair value of loans acquired	$856

A summary of activity related to accretable yield is as follows:
($ in millions)	Accretable Yield
Balance as of December 31, 2018	$-
Additions	202
Accretion	(41)
Reclassifications (to) from nonaccretable difference	(14)
Balance as of December 31, 2019	$147
As of December 31, 2019, contractual balances on the purchased PCI loans and leases totaled $764 million with a corresponding carry value of $551 million.
At the MB Financial, Inc. acquisition date, contractual balances on the purchased non-PCI
loans and leases totaled $12.7 billion with a corresponding fair value of $12.5 billion.
Bank Merger
On May 3, 2019 MB Financial Bank, N.A. merged with and into Fifth Third Bank (now Fifth Third Bank, National Association), with Fifth Third Bank, National Association as the surviving entity. Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp.

4. RESTRICTIONS ON CASH, DIVIDENDS AND OTHER CAPITAL ACTIONS
Reserve Requirement
The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities when total reservable deposit liabilities are greater than the regulatory exemption, known as the reserve requirement. The reserve requirement is calculated based on a two-week
average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week
maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. At December 31, 2019 and 2018, the Bancorp’s banking subsidiary reserve requirement was $1.7 billion and $1.5 billion, respectively. Additionally, the Bancorp’s banking subsidiary average reserve requirement was $1.7 billion and $1.5 billion in 2019 and 2018, respectively.
Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $2.0 billion and $1.9 billion in dividends during the years ended December 31, 2019 and 2018, respectively. Additionally, a $200 million dividend was paid by MB Financial, Inc. to the Bancorp during the year ended December 31, 2019. The Bancorp’s nonbank-subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.
Capital Actions
During the first quarter of 2019, the FRB provided relief from certain regulatory requirements related to supervisory stress testing and company-run
stress testing for the 2019 stress test cycle, including disclosure requirements. As a result, the Bancorp was not required to submit a capital plan or participate in CCAR 2019. The requirement for the Bancorp to submit an annual capital plan to the FRB has been extended until April 5, 2020. However, the Bancorp remains subject to the requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan. The FRB further clarified that relief from the 2019 stress test cycle should not be construed as relief from any regulatory capital requirements and that the Bancorp will be subject to the full CCAR 2020 stress test requirements.
In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets.
The Bancorp also entered into or settled share repurchase and open market share repurchase transactions during the years ended December 31, 2019 and 2018. For more information related to these transactions, refer to Note 25. In the second quarter of 2019, the Bancorp increased the quarterly common stock dividend to $0.24 per share.
125  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
5. INVESTMENT SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale
debt and other securities and
held-to-maturity
securities portfolios as of December 31:

	2019				2018
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in millions)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$74	1	-	75	98	-	(1)	97
Obligations of states and political subdivisions securities	18	-	-	18	2	-	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	13,746	388	(19)	14,115	16,403	86	(242)	16,247
Agency commercial mortgage-backed securities	15,141	564	(12)	15,693	10,770	44	(164)	10,650
Non-agency commercial mortgage-backed securities	3,242	123	-	3,365	3,305	9	(47)	3,267
Asset-backed securities and other debt securities	2,189	29	(12)	2,206	1,998	27	(10)	2,015
Other securities (a)	556	-	-	556	552	-	-	552
Total available-for-sale debt and other securities	$34,966	1,105	(43)	36,028	33,128	166	(464)	32,830
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$15	-	-	15	16	-	-	16
Asset-backed securities and other debt securities	2	-	-	2	2	-	-	2
Total held-to-maturity securities	$17	-	-	17	18	-	-	18
(a)
Other securities consist of FHLB, FRB and DTCC restricted stock holdings of
$76
,
$478
and
$2
, respectively, at
December 31, 2019
and $184, $366 and $2, respectively, at December 31, 2018, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2019	2018
Trading debt securities	$ 297	287
Equity securities	564	452
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR
non-qualifying
hedging strategy, with net gains or losses recorded in securities gains (losses), net –
non-qualifying
hedges on MSRs in the Consolidated Statements of Income.

The following table presents securities gains (losses) recognized in the Consolidated Statements of Income as of December 31:

($ in millions)	2019	2018	2017
Available-for-sale debt and other securities:
Realized gains	$60	72	85
Realized losses	(50)	(82)	(36)
OTTI	(1)	-	(54)
Net realized gains (losses) on available-for-sale debt and other securities	$9	(10)	(5)
Total trading debt securities gains (losses)	$3	(15)	2
Total equity securities gains (losses) (a)	$31	(44)	7
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities (b)	$43	(69)	4
(a)	Includes $26 of net unrealized gains, $45 of net unrealized losses and $5 of net unrealized gains for the years ended December 31, 2019 , 2018 and 2017, respectively.
(b)
Excludes
$7
of net securities gains for the year ended
December 31,
2019
and an insignificant amount of net securities gains (losses) for both the years ended December 31, 2018 and 2017 included in corporate banking revenue and wealth and asset management revenue in the Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2019 and 2018, investment securities with a fair value of $8.1 billion and $7.0 billion, respectively, were pledged to secure borrowings,
public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale
debt and other securities and
held-to-maturity
investment securities as of December 31, 2019 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities: (a)
Less than 1 year	$195	200	5	5
1-5 years	10,983	11,288	10	10
5-10 years	17,566	18,173	-	-
Over 10 years	5,666	5,811	2	2
Other securities	556	556	-	-

Total	$34,966	36,028	17	17

(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.
The following table provides the fair value and gross unrealized losses on available-for-sale
debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2019
Agency residential mortgage-backed securities	$2,159	(19)	4	-	2,163	(19)
Agency commercial mortgage-backed securities	1,602	(12)	-	-	1,602	(12)
Asset-backed securities and other debt securities	367	(3)	379	(9)	746	(12)

Total	$4,128	(34)	383	(9)	4,511	(43)

2018
U.S. Treasury and federal agencies securities	$-	-	97	(1)	97	(1)
Agency residential mortgage-backed securities	3,235	(21)	7,892	(221)	11,127	(242)
Agency commercial mortgage-backed securities	2,022	(37)	5,260	(127)	7,282	(164)
Non-agency commercial mortgage-backed securities	884	(6)	1,621	(41)	2,505	(47)
Asset-backed securities and other debt securities	314	(6)	241	(4)	555	(10)

Total	$6,455	(70)	15,111	(394)	21,566	(464)

At both December 31, 2019 and 2018, an immaterial amount of unrealized losses in the available-for-sale
debt and other securities portfolio were comprised of
non-rated
securities.
127  Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2019	2018

Loans and leases held for sale:
Commercial and industrial loans	$135	67
Commercial mortgage loans	1	3
Residential mortgage loans	1,264	537

Total loans and leases held for sale	$1,400	607

Portfolio loans and leases:
Commercial and industrial loans	$50,542	44,340
Commercial mortgage loans	10,963	6,974
Commercial construction loans	5,090	4,657
Commercial leases	3,363	3,600

Total commercial loans and leases	69,958	59,571

Residential mortgage loans	16,724	15,504
Home equity	6,083	6,402
Indirect secured consumer loans	11,538	8,976
Credit card	2,532	2,470
Other consumer loans	2,723	2,342

Total consumer loans	39,600	35,694

Total portfolio loans and leases	$109,558	95,265

Portfolio loans and leases are recorded net of unearned income, which totaled $354 million as of December 31, 2019 and $479 million as of December 31, 2018. Additionally, portfolio loans and leases, excluding PCI loans, are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $249 million and $296 million as of December 31, 2019 and 2018, respectively.
The Bancorp’s FHLB and FRB borrowings are generally secured by loans. The Bancorp had loans of $16.7 billion and $13.1 billion at December 31, 2019 and 2018, respectively, pledged at the FHLB, and loans of $47.3 billion and $42.6 billion at December 31, 2019 and 2018, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

			90 Days Past Due		Net
	Carrying Value		and Still Accruing		Charge-Offs (Recoveries)
($ in millions)	2019	2018	2019	2018	2019	2018

Commercial and industrial loans	$50,677	44,407	11	4	103	132
Commercial mortgage loans	10,964	6,977	15	2	(2)	(1)
Commercial construction loans	5,090	4,657	-	-	-	-
Commercial leases	3,363	3,600	-	-	7	1
Residential mortgage loans	17,988	16,041	50	38	4	7
Home equity	6,083	6,402	1	-	18	12
Indirect secured consumer loans	11,538	8,976	10	12	50	40
Credit card	2,532	2,470	42	37	134	101
Other consumer loans	2,723	2,342	1	-	55	38

Total loans and leases	$110,958	95,872	130	93	369	330

Less: Loans and leases held for sale	$1,400	607

Total portfolio loans and leases	$109,558	95,265

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
128  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of the net investment in leases as of:

($ in millions)	December 31, 2019 (a)

Net investment in direct financing leases:
Lease payment receivable (present value)	$2,196
Unguaranteed residual assets (present value)	220
Net discount on acquired leases	(7)
Deferred selling profits	-
Net investment in sales-type leases:
Lease payment receivable (present value)	510
Unguaranteed residual assets (present value)	15
Net discount on acquired leases	-

(a)	Excludes $429 of leveraged leases at December 31, 2019.
The following table provides the components of the commercial lease financing portfolio as of:

($ in millions)	December 31, 2018

Rentals receivable, net of principal and interest on nonrecourse debt	$3,256
Estimated residual value of leased assets	804
Initial direct cost, net of amortization	19

Gross investment in commercial lease financing	4,079
Unearned income	(479)

Net investment in commercial lease financing	$3,600

Interest income recognized in the Consolidated Statements of Income for the year ended December 31, 2019 was $88 million for direct financing leases and $13 million for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for 2020 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2019 ($ in millions)	Direct Financing Leases	Sales-Type Leases

2020	$ 679	121
2021	523	133
2022	428	112
2023	257	70
2024	184	63
Thereafter	273	75

Total undiscounted cash flows	$ 2,344	574
Less: Difference between undiscounted cash flows and discounted cash flows	148	64

Present value of lease payments (recognized as lease receivables)	$ 2,196	510

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. At December 31, 2019, the Bancorp maintained an allowance of $17 million to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.
At December 31, 2018, the Bancorp maintained an allowance of $18 million to cover the losses related to the minimum lease payments. Any declines in residual value that were deemed to be other-than-temporary were recognized as a loss and included as a component of corporate banking revenue in the Consolidated Statements of Income.
129  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.
Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

		Residential
2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off (a)	(127)	(9)	(374)	-	(510)
Recoveries of losses previously charged-off (a)	19	5	117	-	141
Provision for (benefit from) loan and lease losses	173	(4)	288	11	468

Balance, end of period	$710	73	298	121	1,202

(a) For the year ended
December 31, 2019
, the Bancorp recorded
$48
in both losses
charged-off
and recoveries of losses
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off (a)	(157)	(13)	(280)	-	(450)
Recoveries of losses previously charged-off (a)	25	6	89	-	120
Provision for (benefit from) loan and lease losses	24	(1)	224	(10)	237

Balance, end of period	$645	81	267	110	1,103

(a) For the year ended December 31, 2018, the Bancorp recorded $29 in both losses charged-off
and recoveries of losses
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

		Residential
2017 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$831	96	214	112	1,253
Losses charged-off	(154)	(15)	(212)	-	(381)
Recoveries of losses previously charged-off	29	8	46	-	83
Provision for loan and lease losses	66	-	186	9	261
Deconsolidation of a VIE	(19)	-	-	(1)	(20)

Balance, end of period	$753	89	234	120	1,196

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of December 31, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

ALLL: (a)
Individually evaluated for impairment	$82	55	33	-	170
Collectively evaluated for impairment	628	18	265	-	911
Unallocated	-	-	-	121	121

Total ALLL	$710	73	298	121	1,202

Portfolio loans and leases: (b)
Individually evaluated for impairment	$413	814	302	-	1,529
Collectively evaluated for impairment	69,047	15,690	22,558	-	107,295
Purchased credit impaired	498	37	16	-	551

Total portfolio loans and leases	$69,958	16,541	22,876	-	109,375

(a)	Includes $1 related to leveraged leases at December 31, 2019 .
(b)	Excludes $183 of residential mortgage loans measured at fair value and includes $429 of leveraged leases, net of unearned income, at December 31, 2019 .
130  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Residential
As of December 31, 2018 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

ALLL: (a)
Individually evaluated for impairment	$42	61	38	-	141
Collectively evaluated for impairment	603	20	229	-	852
Unallocated	-	-	-	110	110

Total ALLL	$645	81	267	110	1,103

Portfolio loans and leases: (b)
Individually evaluated for impairment	$277	736	278	-	1,291
Collectively evaluated for impairment	59,294	14,589	19,912	-	93,795

Total portfolio loans and leases	$59,571	15,325	20,190	-	95,086

(a)	Includes $1 related to leveraged leases at December 31, 2018.
(b)	Excludes $179 of residential mortgage loans measured at fair value and includes $624 of leveraged leases, net of unearned income at December 31, 2018.
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
they are not included in the following tables.
The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of December 31, 2019 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$47,671	1,423	1,406	42	50,542
Commercial mortgage owner-occupied loans	4,421	162	293	4	4,880
Commercial mortgage nonowner-occupied loans	5,866	135	82	-	6,083
Commercial construction loans	4,963	52	75	-	5,090
Commercial leases	3,222	53	88	-	3,363

Total commercial loans and leases	$66,143	1,825	1,944	46	69,958

		Special
As of December 31, 2018 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial loans	$42,695	779	853	13	44,340
Commercial mortgage owner-occupied loans	3,122	23	139	-	3,284
Commercial mortgage nonowner-occupied loans	3,632	27	31	-	3,690
Commercial construction loans	4,657	-	-	-	4,657
Commercial leases	3,475	72	53	-	3,600

Total commercial loans and leases	$57,581	901	1,076	13	59,571

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

	2019		2018
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans (a)	$16,450	91	15,303	22
Home equity	5,989	94	6,332	70
Indirect secured consumer loans	11,531	7	8,975	1
Credit card	2,505	27	2,444	26
Other consumer loans	2,721	2	2,341	1
Total residential mortgage and consumer loans (a)	$39,196	221	35,395	120
(a)	Excludes $183 and $179 of residential mortgage loans measured at fair value at December 31, 2019 and 2018, respectively.
Age Analysis of Past Due Loans and Leases
The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2019 ($ in millions)	Leases (b)(c)	Days (c)	or More (c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$50,305	133	104	237	50,542	11
Commercial mortgage owner-occupied loans	4,853	4	23	27	4,880	9
Commercial mortgage nonowner-occupied loans	6,072	5	6	11	6,083	6
Commercial construction loans	5,089	1	-	1	5,090	-
Commercial leases	3,338	11	14	25	3,363	-
Residential mortgage loans (a)	16,372	27	142	169	16,541	50
Consumer loans:
Home equity	5,965	61	57	118	6,083	1
Indirect secured consumer loans	11,389	132	17	149	11,538	10
Credit card	2,434	50	48	98	2,532	42
Other consumer loans	2,702	18	3	21	2,723	1
Total portfolio loans and leases (a)	$108,519	442	414	856	109,375	130
(a)	Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019 .
(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of
December 31, 2019
,
$94
of these loans were
30-89
days past due and
$261
were 90 days or more past due. The Bancorp recognized
$4
of losses during the year ended
December 31, 2019
due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.
132  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2018 ($ in millions)	Leases (b)(c)	Days (c)	or More (c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$44,213	32	95	127	44,340	4
Commercial mortgage owner-occupied loans	3,277	1	6	7	3,284	2
Commercial mortgage nonowner-occupied loans	3,688	1	1	2	3,690	-
Commercial construction loans	4,657	-	-	-	4,657	-
Commercial leases	3,597	1	2	3	3,600	-
Residential mortgage loans (a)	15,227	37	61	98	15,325	38
Consumer loans:
Home equity	6,280	71	51	122	6,402	-
Indirect secured consumer loans	8,844	119	13	132	8,976	12
Credit card	2,381	47	42	89	2,470	37
Other consumer loans	2,323	17	2	19	2,342	-
Total portfolio loans and leases (a)	$94,487	326	273	599	95,086	93
(a)	Excludes $179 of residential mortgage loans measured at fair value at December 31, 2018.
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
The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2019 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$277	215		76
Commercial mortgage owner-occupied loans	4	4		-
Commercial mortgage nonowner-occupied loans	1	-		-
Commercial leases	26	26		6
Restructured residential mortgage loans	431	429		55
Restructured consumer loans:
Home equity	127	127		20
Indirect secured consumer loans	4	4		-
Credit card	47	44		13
Total impaired portfolio loans and leases with a related ALLL	$917	849		170
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$156	142		-
Commercial mortgage owner-occupied loans	21	21		-
Commercial mortgage nonowner-occupied loans	3	3		-
Commercial leases	2	2		-
Restructured residential mortgage loans	401	385		-
Restructured consumer loans:
Home equity	125	119		-
Indirect secured consumer loans	10	8		-
Total impaired portfolio loans and leases with no related ALLL	$718	680		-
Total impaired portfolio loans and leases	$1,635	1,529	(a)	170
(a)
Includes
$23
,
$735
and
$230
, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and
$231
,
$79
and
$72
, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at
December 31, 2019
.

133  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$156	107		34
Commercial mortgage owner-occupied loans	2	2		1
Commercial mortgage nonowner-occupied loans	2	1		-
Commercial leases	23	22		7
Restructured residential mortgage loans	465	462		61
Restructured consumer loans:
Home equity	146	145		22
Indirect secured consumer loans	5	4		1
Credit card	47	44		15

Total impaired portfolio loans and leases with a related ALLL	$846	787		141

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$137	125		-
Commercial mortgage owner-occupied loans	9	9		-
Commercial mortgage nonowner-occupied loans	11	11		-
Restructured residential mortgage loans	292	274		-
Restructured consumer loans:
Home equity	85	83		-
Indirect secured consumer loans	2	2		-
Total impaired portfolio loans and leases with no related ALLL	$536	504		-

Total impaired portfolio loans and leases	$1,382	1,291	(a)	141

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

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the years ended December 31:

	2019		2018		2017

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans and leases:
Commercial and industrial loans	$306	7	373	15	579	10
Commercial mortgage owner-occupied loans	23	-	15	-	35	-
Commercial mortgage nonowner-occupied loans	8	-	24	-	61	1
Commercial leases	28	1	18	-	3	-
Restructured residential mortgage loans	756	30	743	28	657	25
Restructured consumer loans:
Home equity	221	11	244	12	281	12
Indirect secured consumer loans	7	-	8	-	11	-
Credit card	44	4	44	5	50	4

Total average impaired portfolio loans and leases	$1,393	53	1,469	60	1,677	52

134  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonperforming Assets
Nonperforming
assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured loans which have not yet met the requirements to be returned to
accrual status;
certain restructured consumer and residential
mortgage loans which
are
90
days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property.
The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of December 31:

($ in millions)	2019	2018

Commercial loans and leases:
Commercial and industrial loans	$338	193
Commercial mortgage owner-occupied loans	29	11
Commercial mortgage nonowner-occupied loans	1	2
Commercial construction loans	1	-
Commercial leases	28	22

Total nonaccrual portfolio commercial loans and leases	397	228

Residential mortgage loans	91	22
Consumer loans:
Home equity	94	69
Indirect secured consumer loans	7	1
Credit card	27	27
Other consumer loans	2	1

Total nonaccrual portfolio consumer loans	130	98

Total nonaccrual portfolio loans and leases (a)(b)	$618	348

OREO and other repossessed property	62	47

Total nonperforming portfolio assets (a)(b)	$680	395

(a)	Excludes $7 and $16 of nonaccrual loans and leases held for sale at December 31, 2019 and 2018, respectively.
(b)
Includes
$16
and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at
December 31, 2019
and 2018, respectively, of which
$11
and $2 are restructured nonaccrual government insured commercial loans at
December 31, 2019
and 2018, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $212 million and $153 million as of December 31, 2019 and 2018, respectively.
Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 for information on the Bancorp’s ALLL methodology.
Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification
interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged-off
to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with impairment recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell.
The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $41 million and $58 million, respectively, as of December 31, 2019 compared with $24 million and $67 million, respectively, as of December 31, 2018.
135  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the years ended December 31:

2019 ($ in millions) (a)(b)	Number of Loans Modified in a TDR During the Year (c)	Recorded Investment in Loans Modified in a TDR During the Year	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	97	$223	(19)	5
Commercial mortgage owner-occupied loans	15	12	-	-
Commercial mortgage nonowner-occupied loans	1	-	-	-
Residential mortgage loans	722	101	1	-
Consumer loans:
Home equity	80	4	-	-
Indirect secured consumer loans	100	-	-	-
Credit card	6,041	34	8	3

Total portfolio loans and leases	7,056	$374	(10)	8

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Excludes loans classified as TDRs as a result of the Bancorp’s conformance to OCC guidance with regard to non-reaffirmed loans included in Chapter 7 bankruptcy filings.
(c)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2018 ($ in millions) (a)	Number of Loans Modified in a TDR During the Year (b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	54	$200	1	7
Commercial mortgage owner-occupied loans	6	3	(1)	-
Commercial mortgage nonowner-occupied loans	3	-	-	-
Residential mortgage loans	1,128	168	4	-
Consumer loans:
Home equity	111	7	-	-
Indirect secured consumer loans	84	-	-	-
Credit card	7,483	37	9	2

Total portfolio loans and leases	8,869	$415	13	9

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2017 ($ in millions) (a)	Number of Loans Modified in a TDR During the Year (b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification

Commercial loans and leases:
Commercial and industrial loans	75	$237	(5)	6
Commercial mortgage owner-occupied loans	9	8	5	-
Commercial mortgage nonowner-occupied loans	4	-	-	-
Commercial leases	1	4	-	-
Residential mortgage loans	830	116	5	-
Consumer loans:
Home equity	150	10	-	-
Indirect secured consumer loans	102	-	-	-
Credit card	8,085	38	8	1

Total portfolio loans and leases	9,256	$413	13	7

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.
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
136  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017 and were within twelve months of the restructuring date:

December 31, 2019 ($ in millions) (a)(b)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	12	$	20
Commercial mortgage owner-occupied loans	4		1
Commercial mortgage nonowner-occupied loans	1		-
Residential mortgage loans	274		42
Consumer loans:
Home equity	15		-
Credit card	655		3

Total portfolio loans and leases	961	$	66

(a)
Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)
Excludes loans classified as TDRs as a result of the Bancorp’s conformance to OCC guidance with regard to non-reaffirmed
loans included in Chapter 7 bankruptcy filings.

December 31, 2018 ($ in millions) (a)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	8	$	61
Commercial mortgage owner-occupied loans	2		-
Residential mortgage loans	225		35
Consumer loans:
Home equity	10		-
Credit card	655		4

Total portfolio loans and leases	900	$	100

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2017 ($ in millions) (a)	Number of Contracts		Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	7	$	17
Commercial mortgage owner-occupied loans	4		1
Residential mortgage loans	172		24
Consumer loans:
Home equity	16		2
Credit card	1,633		8

Total portfolio loans and leases	1,832	$	52

(a) Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
137  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. BANK PREMISES AND EQUIPMENT

The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life	2019	2018

Land and improvements (a)		$639	586
Buildings (a)	1 - 30 yrs.	1,575	1,547
Equipment	2 - 20 yrs.	2,126	1,987
Leasehold improvements	1 - 30 yrs.	432	403
Construction in progress (a)		85	81
Bank premises and equipment held for sale:
Land and improvements		8	25
Buildings		18	14
Equipment		1	3
Accumulated depreciation and amortization		(2,889)	(2,785)

Total bank premises and equipment		$1,995	1,861

(a)
At
December 31, 2019
and 2018, land and improvements, buildings and construction in progress included
$51
and $55, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $255 million, $238 million and $234 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of December 31, 2019, the Bancorp expects the total number of branch closures under the 2018 Branch Optimization Plan to be 126 branches of which 69 branches have already been closed, with an additional 30 branches identified for closure in 2020. The Bancorp expects the remaining branches to be closed under the 2018 Branch Optimization Plan in 2021.
As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the 46 th
location is expected to close in the first quarter of 2020. These 46 branches are not part of the aforementioned 2018 Branch Optimization Plan and are in addition to the branch in the Chicago market that the Bancorp closed in November 2018. In addition, the Bancorp previously identified 11 other non-branch
locations that it planned to sell. These locations had a fair value, less cost to sell, of $15 million and were acquired from MB Financial, Inc. Of these locations, 7 have been sold as of December 31, 2019.
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $28 million, $45 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that have been assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.
9. OPERATING LEASE EQUIPMENT

Operating lease equipment was $848 million and $518 million at December 31, 2019 and 2018, respectively. Lease income relating to lease payments for operating leases was $151 million, $84 million and $96 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Additionally, the Bancorp received payments of $157 million related to operating leases during the year ended December 31, 2019.
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable.

As a result of these recoverability assessments,
t
he Bancorp recognized $3 million, $4 million and $52 million of impairment losses associated with operating lease assets for the years ended December 31, 2019, 2018 and 2017, respectively. The recognized impairment losses were recorded in corporate banking revenue in the Consolidated Statements of Income.
The following table presents undiscounted future lease payments for operating leases for the years ending December 31:

As of December 31, 2019 ($ in millions)	Undiscounted Cash Flows

2020	$152
2021	124
2022	94
2023	67
2024	38
Thereafter	63

Total operating lease payments	$538

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. LEASE OBLIGATIONS - LESSEE

The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.
Refer to Note 1 for additional information.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Consolidated Balance Sheets Caption	December 31, 2019

Assets
Operating lease right-of-use assets	Other assets	$473
Finance lease right-of-use assets	Bank premises and equipment	34

Total right-of-use assets (a)		$507

Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$555
Finance lease liabilities	Long-term debt	35

Total lease liabilities		$590
(a)	Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $75 and $27 as of December 31, 2019, respectively.
The following table presents the components of lease costs:

($ in millions)	Consolidated Statements of Income Caption	For the year ended December 31, 2019

Lease costs:
Amortization of right-of-use assets	Net occupancy and equipment expense	$6
Interest on lease liabilities	Interest on long-term debt	1

Total finance lease costs		$7

Operating lease cost	Net occupancy expense	$96
Short-term lease cost	Net occupancy expense	1
Variable lease cost	Net occupancy expense	30
Sublease income	Net occupancy expense	(3)

Total operating lease costs		$124

Total lease costs		$131

Gross occupancy expense for cancelable and noncancelable leases, which was included in net occupancy expense in the Consolidated Statements of Income, was $101 million for both the years ended December 31, 2018 and 2017.
The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable.
In addition to the lease costs disclosed in the table above, the Bancorp recognized $15 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the year ended December 31, 2019. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2020 through 2024 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of December 31, 2019 ($ in millions)	Operating Leases	Finance Leases	Total

2020	$90	6	96
2021	81	5	86
2022	76	5	81
2023	67	2	69
2024	58	2	60
Thereafter	280	26	306

Total undiscounted cash flows	$652	46	698
Less: Difference between undiscounted cash flows and discounted cash flows	97	11	108

Present value of lease liabilities	$555	35	590
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

December 31, 2019

Weighted-average remaining lease term (years):
Operating leases	9.48
Finance leases	14.17
Weighted-average discount rate:
Operating leases	3.19%
Finance leases	4.30

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information related to lease transactions for the year ended:

($ in millions)	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities: (a)
Operating cash flows from operating leases	$97
Operating cash flows from finance leases	1
Financing cash flows from finance leases	5

Gains on sale and leaseback transactions	5

(a)	The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.
140  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. GOODWILL

Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. On March 22, 2019 the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded approximately $1.8 billion of goodwill. The estimated fair value of assets acquired, liabilities assumed and noncontrolling interest recognized are considered preliminary as of December 31, 2019 and are subject to change for up to one year after the acquisition date as additional information becomes available. The amount of goodwill recognized and the allocation to the Bancorp’s reporting units are also considered preliminary and subject to change for up to one year from the acquisition date.
The Bancorp completed its annual goodwill impairment test as of September 30, 2019 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2019 and 2018 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	Total

Goodwill	$1,363	1,655	215	177	3,410
Accumulated impairment losses	(750)	-	(215)	-	(965)

Net carrying amount as of December 31, 2017	$613	1,655	-	177	2,445
Acquisition activity	17	-	-	16	33

Net carrying amount as of December 31, 2018	$630	1,655	-	193	2,478
Acquisition activity	1,324	391	-	62	1,777
Sale of business	-	-	-	(3)	(3)

Net carrying amount as of December 31, 2019	$1,954	2,046	-	252	4,252

12. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer relationships, operating leases, non-compete
agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either other noninterest income or other noninterest expense in the Consolidated Statements of Income.
On March 22, 2019, the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded a $195 million core deposit intangible asset with a weighted-average amortization period of 7.2 years. Additionally, the Bancorp recorded a $25 million operating lease intangible asset with a weighted-average amortization period of 1.7 years. The fair values of these intangibles are subject to change as additional information becomes available.
 The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 31, 2019
Core deposit intangibles	$229	(70)	159
Customer relationships	29	(6)	23
Operating leases	23	(9)	14
Non-compete agreements	13	(11)	2
Other	4	(1)	3

Total intangible assets	$298	(97)	201

As of December 31, 2018
Core deposit intangibles	$34	(30)	4
Customer relationships	32	(3)	29
Non-compete agreements	14	(11)	3
Other	7	(3)	4

Total intangible assets	$87	(47)	40

As of December 31, 2019, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $54 million, $5 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2019. Future amortization expense may vary from these projections.
141  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated amortization expense for the years ending December 31, 2020 through 2024 is as follows:

($ in millions)	Total
2020	$56
2021	43
2022	34
2023	24
2024	16

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
The following table provide
s
a summary of the classifications of consolidated VIE assets, liabilities
and noncontrolling interests included in the Consolidated Balance Sheets as of:

($ in millions)	December 31, 2019	December 31, 2018
Assets:
Other short-term investments	$74	40
Indirect secured consumer loans	1,354	668
ALLL	(7)	(4)
Other assets	8	5
Total assets	$1,429	709
Liabilities:
Other liabilities	$2	1
Long-term debt	1,253	606
Total liabilities	$1,255	607

Automobile loan securitizations
In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million were retained by the Bancorp. Refer to Note 18 for further information. The Bancorp also has previously completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs.
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
142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated
VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated
VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,435	428	1,435
Private equity investments	89	-	164
Loans provided to VIEs	2,715	-	4,083
Lease pool entities	74	-	74

December 31, 2018 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,198	376	1,198
Private equity investments	41	-	73
Loans provided to VIEs	2,331	-	3,617

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
At December 31, 2019 and 2018, the Bancorp’s CDC investments included $1.2 billion and $1.1 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets, respectively. The unfunded commitments related to these investments were $428 million and $374 million at December 31, 2019 and 2018, respectively. The unfunded commitments as of December 31, 2019 are expected to be funded from 2020 to 2035.
The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income related to these investments:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption (a)	2019	2018	2017

Proportional amortization	Applicable income tax expense	$140	154	223
Tax credits and other benefits	Applicable income tax expense	(163)	(192)	(220)

(a)
The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended
December 31, 2019,
2018 and 2017. The Bancorp recognized $57 of impairment losses primarily due to the change in the federal statutory corporate tax rate during the year ended December 31, 2017.

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

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2019 and 2018, the Bancorp’s unfunded commitment amounts to the private equity funds were $75 million and $32 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $12 million and $7 million during the years ended December 31, 2019 and 2018, respectively. The Bancorp did not recognize OTTI associated with certain nonconforming investments affected by the Volcker Rule during the year ended December 31, 2019, and recognized $8 million and $1 million for the years ended 2018 and 2017, respectively.
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
As of December 31, 2019 and 2018, the Bancorp’s unfunded commitments to these entities were $1.4 billion and $1.3 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
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
144  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2019, 2018 and 2017. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due.
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

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2019	2018	2017

Residential mortgage loan sales (a)	$ 7,781	5,078	6,369

Origination fees and gains on loan sales	175	100	138
Gross mortgage servicing fees	267	216	206

(a)	Represents the unpaid principal balance at the time of the sale.
Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2019	2018

Balance, beginning of period	$938	858
Servicing rights originated	142	81
Servicing rights purchased	26	82
Servicing rights obtained in acquisition	263	-
Changes in fair value:
Due to changes in inputs or assumptions (a)	(203)	42
Other changes in fair value (b)	(173)	(125)

Balance, end of period	$993	938

(a)	Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)	Primarily reflects changes due to collection of contractual cash flows and the passage of time.
The Bancorp maintains a
non-qualifying
hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale
and trading securities.
The interest income,
mark-to-market
adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.
The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying
hedging strategy for the years ended December 31:

($ in millions)	2019	2018	2017

Securities gains (losses), net - non-qualifying hedges on MSRs	$3	(15)	2
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (a)	221	(21)	2
MSR fair value adjustment due to changes in inputs or assumptions (a)	(203)	42	(1)

(a)	Included in mortgage banking net revenue in the Consolidated Statements of Income.
The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

		2019			2018
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)

Residential mortgage loans:
Servicing rights	Fixed	5.9	12.6%	530	6.6	10.5%	522
Servicing rights	Adjustable	-	-	-	2.6	30.3	647

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse.

145  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2019 and 2018, the Bancorp serviced $80.7 billion and $63.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2019, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

				Prepayment Speed Assumption				OAS Assumption

($ in millions) (a)	Rate	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value

				Rate	10%	20%	50%		10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$983	5.3	13.0%	$(36)	(69)	(158)	602	$(21)	(40)
Servicing rights	Adjustable	10	3.6	22.6	(1)	(1)	(3)	921	-	-

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.
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
146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2019 and 2018, the balance of collateral held by the Bancorp for derivative assets was $894 million and $481 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $623 million and $249 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2019 and 2018, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $17 million and $3 million as of December 31, 2019 and 2018, respectively.
In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2019 and 2018, the balance of collateral posted by the Bancorp for derivative liabilities was $347 million and $551 million, respectively. Additionally, $488 million and $23 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2019 and 2018, respectively, and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2019 and 2018, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements.
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
147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

			Fair Value
December 31, 2019 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	2,705	393	-

Total fair value hedges			393	-

Cash flow hedges:
Interest rate floors related to C&I loans		3,000	115	-
Interest rate swaps related to C&I loans		8,000	-	2

Total cash flow hedges			115	2

Total derivatives designated as qualifying hedging instruments			508	2

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio		6,420	131	2
Forward contracts related to residential mortgage loans held for sale		2,901	1	5
Swap associated with the sale of Visa, Inc. Class B Shares		3,082	-	163
Foreign exchange contracts		195	-	5

Total free-standing derivatives - risk management and other business purposes			132	175

Free-standing derivatives - customer accommodation:
Interest rate contracts (a)		73,327	579	148
Interest rate lock commitments		907	18	-
Commodity contracts		8,525	271	270
TBA securities		50	-	-
Foreign exchange contracts		14,144	165	146

Total free-standing derivatives - customer accommodation			1,033	564

Total derivatives not designated as qualifying hedging instruments			1,165	739

Total			$1,673	741

(a)	Derivative assets and liabilities are presented net of variation margin of $40 and $493, respectively.

			Fair Value
December 31, 2018 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	3,455	262	2

Total fair value hedges			262	2

Cash flow hedges:
Interest rate floors related to C&I loans		3,000	69	-
Interest rate swaps related to C&I loans		8,000	15	27

Total cash flow hedges			84	27

Total derivatives designated as qualifying hedging instruments			346	29

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio		10,045	40	14
Forward contracts related to residential mortgage loans held for sale		926	-	8
Swap associated with the sale of Visa, Inc. Class B Shares		2,174	-	125
Foreign exchange contracts		133	4	-

Total free-standing derivatives - risk management and other business purposes			44	147

Free-standing derivatives - customer accommodation:
Interest rate contracts		55,012	262	278
Interest rate lock commitments		407	7	-
Commodity contracts		6,511	307	278
TBA securities		18	-	-
Foreign exchange contracts		13,205	148	142

Total free-standing derivatives - customer accommodation			724	698

Total derivatives not designated as qualifying hedging instruments			768	845

Total			$1,114	874

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels.
As of December 31, 2019, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset.
148  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For all designated fair value hedges of interest rate risk as of December 31, 2019 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2019	2018	2017

Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$152	(36)	(33)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(147)	41	31

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Consolidated Balance Sheets Caption	December 31, 2019

Carrying amount of the hedged items	Long-term debt	$3,093
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	402

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2019, hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2019, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 60 months.
Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2019 and 2018, $422 million of net deferred gains, net of tax and $160 million of net deferred gains, net of tax, respectively, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2019, $101 million in net unrealized losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations,
and the addition of other hedges subsequent to December 31, 2019.
During the years ended 2019 and 2018, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.
The following table presents the
pre-tax
net gains (losses) recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2019	2018	2017

Amount of pre-tax net gains (losses) recognized in OCI	$348	214	(11)
Amount of pre-tax net gains (losses) reclassified from OCI into net income	16	(2)	19

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
149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2019	2018	2017

Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$4	(8)	(17)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	221	(21)	2
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(7)	10	(7)
Equity contracts:
Stock warrant	Other noninterest income	-	-	(1)
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(107)	(59)	(80)

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
The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2019 and 2018, the total notional amount of the risk participation agreements was $3.9 billion and $4.0 billion, respectively, and the fair value was a liability of $8 million, at both December 31, 2019 and 2018, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2019, the risk participation agreements had a weighted-average remaining life of 3.6 years.
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
Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2019	2018

Pass	$3,841	3,919
Special mention	86	79
Substandard	16	4

Total	$3,943	4,002

150  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2019	2018	2017

Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$40	32	21
Interest rate contracts for customers (credit losses)	Other noninterest expense	-	-	(5)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(15)	-	2
Interest rate lock commitments	Mortgage banking net revenue	144	70	93
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	8	9	6
Commodity contracts for customers (credit losses)	Other noninterest expense	-	-	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	49	55	48
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	12	14	-
Foreign exchange contracts for customers (credit losses)	Other noninterest expense	-	-	2
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	1	1

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
The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2019 ($ in millions)		Derivatives	Collateral (b)	Net Amount

Assets:
Derivatives	$1,655	(417)	(504)	734

Total assets	1,655	(417)	(504)	734

Liabilities:
Derivatives	741	(417)	(97)	227

Total liabilities	$741	(417)	(97)	227

(a)
Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)
Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2018 ($ in millions)		Derivatives	Collateral (b)	Net Amount

Assets:
Derivatives	$1,107	(410)	(348)	349

Total assets	1,107	(410)	(348)	349

Liabilities:
Derivatives	874	(410)	(123)	341

Total liabilities	$874	(410)	(123)	341

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)
Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

151  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2019	2018

Accounts receivable and drafts-in-process	$2,278	1,963
Bank owned life insurance	1,960	1,760
Partnership investments	1,729	1,390
Derivative instruments	1,673	1,114
Operating lease right-of-use assets	473	-
Accrued interest and fees receivable	424	438
Worldpay, Inc. TRA receivable	345	-
Prepaid expenses	101	93
OREO and other repossessed personal property	64	48
Income tax receivable	32	56
Investment in Worldpay Holding, LLC	-	420
Other	111	90

Total other assets	$9,190	7,372

17. SHORT-TERM BORROWINGS

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
The following table summarizes short-term borrowings and weighted-average rates:

	2019		2018

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$260	1.49%	$1,925	2.40%
Other short-term borrowings	1,011	1.24	573	1.95

Average for the years ended December 31:
Federal funds purchased	$1,267	2.26%	$1,509	1.97%
Other short-term borrowings	1,046	2.67	1,611	1.82

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$2,693		$2,684
Other short-term borrowings	4,046		6,313

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2019	2018

Securities sold under repurchase agreements	$469	302
Derivative collateral	542	271

Total other short-term borrowings	$1,011	573

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
As of both December 31, 2019 and 2018, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.
152  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2019	2018

Parent Company
Senior:
Fixed-rate notes	2019	2.30%	$-	500
Fixed-rate notes	2020	2.875%	1,099	1,098
Floating-rate notes (b)	2021	2.37%	250	250
Fixed-rate notes	2022	2.60%	699	698
Fixed-rate notes	2022	3.50%	499	498
Fixed-rate notes	2024	3.65%	1,493	-
Fixed-rate notes	2025	2.375%	746	-
Fixed-rate notes	2028	3.95%	646	646
Subordinated: (a)
Fixed-rate notes	2024	4.30%	748	747
Fixed-rate notes	2038	8.25%	1,333	1,238
Subsidiaries
Senior:
Fixed-rate notes	2019	2.375%	-	850
Fixed-rate notes	2019	2.30%	-	750
Fixed-rate notes	2019	1.625%	-	743
Floating-rate notes (c)	2019	3.412%	-	250
Fixed-rate notes	2020	2.20%	752	742
Floating-rate notes (b)	2020	2.186%	300	300
Fixed-rate notes	2021	2.25%	1,249	1,248
Fixed-rate notes	2021	2.875%	848	847
Fixed-rate notes	2021	3.35%	508	502
Floating-rate notes (b)	2021	2.376%	299	299
Floating-rate notes (b)	2022	2.549%	299	-
Fixed-rate notes	2025	3.95%	797	764
Subordinated: (a)
Fixed-rate bank notes	2026	3.85%	748	747
Fixed-rate bank notes	2027	4.00%	171	-
Junior subordinated:
Floating-rate debentures (b)	2035	3.31% - 3.58%	53	52
FHLB advances	2020 - 2047	0.05% - 6.87%	91	22
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2022 - 2026	1.80% - 2.69%	1,147	568
Floating-rate notes (b)	2022	1.91%	42	11
Other	2020 - 2040	Varies	153	56

Total			$14,970	14,426

(a)	In aggregate, $2.7 billion and $2.6 billion qualifies as Tier II capital for regulatory capital purposes for the years ended December 31, 2019 and 2018, respectively.
(b)	These rates reflect the floating rates as of December 31, 2019.
(c)	These rates reflect the floating rates as of December 31, 2018.
The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2019 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total

2020	$1,099	1,073	2,172
2021	250	2,923	3,173
2022	1,198	900	2,098
2023	-	514	514
2024	2,241	98	2,339
Thereafter	2,725	1,949	4,674

Total	$7,513	7,457	14,970

At December 31, 2019, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.6 billion, net discounts of $18 million, debt issuance costs of $33 million and additions for mark-to-market
adjustments on its hedged debt of $402 million.
At December 31, 2018, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.2 billion, net discounts of $20 million, debt issuance costs of $30 million and additions for mark-to-market
adjustments on its hedged debt of $254 million. The Bancorp was in compliance with all debt covenants at December 31, 2019 and 2018.
For further information on a subsequent event related to long-term debt, refer to Note 33.
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
On January 25, 2019, the Bancorp issued and sold $1.5 billion of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 3.65% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2024. These fixed-rate senior notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
On October 28, 2019, the Bancorp issued and sold $750 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.375% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 28, 2025. These notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after April 25, 2020, and prior to December 29, 2024, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of (i) 100% of the aggregate principal amount of the notes being redeemed on that redemption date; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed that would be due if the notes to be redeemed matured on December 29, 2024 discounted to the redemption date on a semi-annual basis at the applicable treasury rate plus 15 bps. Additionally, these notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to floating-rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating-rate and paid a rate of 4.96% at December 31, 2019.
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
Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2019, $19.3 billion was available for future issuance under the global bank note program.
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
On March 15, 2016, the Bank issued and sold, under its bank notes program, $750 million of 3.85% subordinated fixed-rate notes due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
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
On February 1, 2019, the Bank issued and sold, under its bank notes program, $300 million in unsecured senior floating-rate bank notes due on February 1, 2022. Interest on the floating-rate notes is three-month LIBOR plus
64
bps. These notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.
As a result of the MB Financial, Inc. acquisition, the Bank assumed $175 million of 4.00% subordinated fixed-rate notes due on December 1, 2027. These bank notes will be redeemable by the Bank, in whole or in part, on any interest payment date on or after December 1, 2022 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
From December 1, 2022 until maturity, the bank notes pay interest quarterly on the first day of March, June, September and December.
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
FHLB advances
At December 31, 2019, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The Bancorp has pledged $17.6 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the Federal Home Loan Bank which is partially utilized to fund $91 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $2 million in 2020, $2 million in 2021, $1 million in 2022, $72 million in 2023, an immaterial amount in 2024, and $14 million thereafter.
Notes associated with consolidated VIEs
As previously discussed in Note 13, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million were retained by the Bancorp. Approximately $940 million of outstanding notes from the 2019 securitization transaction are included in long-term debt in the Consolidated Balance Sheets as of December 31, 2019. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. As such, approximately $249 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2019.
155  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2019	2018

Commitments to extend credit	$75,696	70,415
Letters of credit	2,137	2,041
Forward contracts related to residential mortgage loans held for sale	2,901	926
Purchase obligations	113	126
Capital commitments for private equity investments	75	32
Capital expenditures	84	45

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
Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2019 and 2018, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $144 million and $131 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.
Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2019	2018

Pass	$74,654	69,928
Special mention	633	271
Substandard	408	216
Doubtful	1	-

Total commitments to extend credit	$75,696	70,415

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2019:

($ in millions)

Less than 1 year (a)	$1,022
1 - 5 years (a)	1,110
Over 5 years	5

Total letters of credit	$2,137

(a)	Includes $2 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.
Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2019 and 2018 and are considered guarantees in accordance with U.S. GAAP. Approximately 66% and 60% of the total standby letters of credit were collateralized as of December 31, 2019 and 2018, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.
The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was $20 million at December 31, 2019 and $17 million at December 31, 2018. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system utilized for its loan and lease portfolio.
156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2019	2018

Pass	$2,005	1,905
Special mention	20	10
Substandard	111	126
Doubtful	1	-

Total letters of credit	$2,137	2,041

At December 31, 2019 and 2018, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2019 and 2018, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $449 million and $487 million, respectively, of which FTS acted as the remarketing agent to issuers on $445 million and $481 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $187 million and $256 million of the VRDNs remarketed by FTS, in addition to $3 million and $6 million in VRDNs remarketed by third parties at December 31, 2019 and 2018, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $3 million and $9 million of these VRDNs in its portfolio and classified them as trading securities at December 31, 2019 and 2018, respectively.
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
As of both December 31, 2019 and 2018, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $6 million included in other liabilities in the Consolidated Balance Sheets.
The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2019, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.
During both the years ended December 31, 2019 and 2018, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $25 million and $18 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2019 and 2018 were $45 million and $19 million, respectively. Total outstanding repurchase demand inventory was $6 million and $1 million at December 31, 2019 and 2018, respectively.
157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2019	2018

Balance, beginning of period	$6	9
Net reductions to the reserve	-	(3)

Balance, end of period	$6	6

The following tables provide a rollforward of unresolved claims by claimant type for the years ended December 31:

	GSE		Private Label
2019 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	9	$1	1	$-
New demands	258	45	8	1
Loan paydowns/payoffs	(3)	-	-	-
Resolved demands	(237)	(40)	(8)	(1)

Balance, end of period	27	$6	1	$-

	GSE		Private Label
2018 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	6	$1	1	$-
New demands	121	19	-	-
Resolved demands	(118)	(19)	-	-

Balance, end of period	9	$1	1	$-

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $12 million and $13 million at December 31, 2019 and 2018, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.
Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2019 and 2018.
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
In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 29 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.
As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2019, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value.
158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $163 million and $125 million at December 31, 2019 and 2018, respectively. Refer to Note 15 and Note 29 for further information.
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount

Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. LEGAL AND REGULATORY PROCEEDINGS

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa
®
, MasterCard
®
and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No.
05-MD-1720).
The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 19 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining settlement funds paid by the Bancorp have been maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. However, the Settlement Agreement also provided that if between 15% and 25% of class members (by payment volume) opted out of the class, up to $700 million of the additional settlement funds would be returned to the defendants. It has now been determined that more than 25% of the class members have elected to opt out of the Amended Settlement Agreement, and, therefore, $700 million of the additional $900 million has been returned to the defendants. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow.
On December 13, 2019, the Court entered an order granting final approval for the settlement. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 19 for further information.
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
1:12-CV-00851).
On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre-
and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. Under the Court’s scheduling order, the plaintiffs’ motion for class certification is currently due April 20, 2020. No trial date has been set.
Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denied all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for Plaintiffs’ benefit.
160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit.
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
16-cv-00556).
On March 22, 2019, the Court granted summary judgment to Fifth Third on Upsher-Smith’s claims for breach of contract and the implied covenant of good faith and fair dealing, but denied summary judgment on the UCC claim. On June 27, 2019, the parties entered into a confidential settlement of this matter for an amount that was immaterial to the Bancorp’s Consolidated Financial Statements.
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
Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory bodies regarding their respective businesses. For example, the CFPB staff has notified Fifth Third that it intends to file an enforcement action in relation to alleged unauthorized account openings. Fifth Third believes that the facts do not warrant an enforcement proceeding and intends to defend itself vigorously if such an action should be filed. The impact of this potential enforcement action has been reflected in our reasonably possible losses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement.
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
For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, including known contemplated enforcement actions and Fifth Third’s intended response to such actions, in an aggregate amount up to approximately
$56 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.
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
21. RELATED PARTY TRANSACTIONS

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
Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2019 and 2018, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2019	2018

Commitments to lend, net of participations:
Directors and their affiliated companies	$736	700
Executive officers	5	6

Total	$741	706

Outstanding balance on loans, net of participations and undrawn commitments	$49	10

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
As a result of this offering, the Bancorp’s ownership of Worldpay Holding, LLC was reduced to approximately 39%. The impact of the capital contributions to Worldpay Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a gain of $115 million recognized by the Bancorp in the first quarter of 2012. In conjunction with Worldpay, Inc.’s IPO, the Bancorp entered into two TRAs with Worldpay, Inc. Refer to Note 1 for further information.
The Bancorp completed transactions that impacted the Bancorp’s ownership interest in Worldpay, Inc. from the time of the initial IPO in the first quarter of 2012 through the first quarter of 2019. On March 18, 2019, the Bancorp exchanged its remaining 10,252,826 Class B Units of Worldpay Holding, LLC for 10,252,826 shares of Class A common stock of Worldpay, Inc., and subsequently sold those shares. As a result of this transaction, the Bancorp recognized a gain of $562 million in other noninterest income during the first quarter of 2019. As a result of the sale, as of January 1, 2020, Worldpay Holding, LLC and Worldpay, Inc. are no longer considered related parties of the Bancorp as the Bancorp no longer beneficially owns any of Worldpay, Inc.’s equity securities.

The following table provides a summary of the transactions that impacted the Bancorp’s ownership interest in Worldpay Holding, LLC after the initial IPO:

($ in millions)	Gain on Transactions	Remaining Ownership Percentage

Q4 2012	$157	33.1%
Q2 2013	242	27.7
Q3 2013	85	25.1
Q2 2014	125	22.8
Q4 2015	331	18.3
Q3 2017	1,037	8.6
Q1 2018	414	4.9
Q2 2018	205	3.3
Q1 2019	562	-

The Bancorp recognized $2 million, $1 million and $47 million, respectively, in other noninterest income as part of its equity method investment in Worldpay Holding, LLC for the years ended December 31, 2019, 2018 and 2017 and received cash distributions totaling $1 million, $3 million and $19 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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

162  Fifth Third Bancorp

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
During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. may be obligated to pay up to approximately $366 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. If exercised, certain of the obligations would be settled with four quarterly payments beginning in April 2020, a second set of the obligations would be settled with four quarterly payments beginning in April 2022, and a third set of the obligations would be settled with four quarterly payments beginning in April 2023. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. This agreement did not impact the TRA payment recognized in the fourth quarter of 2019.
In addition to the impact of the TRA agreement discussed above, the Bancorp recognized $1 million, $20 million and $44 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2019, 2018 and 2017, respectively.

The following table provides the estimated cash flows expected to be received subsequent to December 31, 2019 associated with the TRA for the years ending December 31, 2020 and thereafter:

($ in millions)		Cash Flows to be Received from Put/Call Options Exercised in the First Quarter of 2020	Cash Flows to be Received from Put/Call Options Expected to be Exercised	Estimated Cash Flows to be Received not Subject to Put/Call Option (a)

2020	$	31		1
2021		11		73
2022			139	44
2023			150	45
2024			35	22
2025				11

Total	$	42	324	196

(a)
The 2020 cash flow of $1 million was agreed upon with Worldpay, Inc. and recognized as a gain in other noninterest income during the fourth quarter of 2019 with payment received by the Bancorp in January 2020. The remaining estimated cash flows in this column will be recognized in future periods when the related uncertainties are resolved.

The Bancorp and Worldpay Holding, LLC have various agreements in place covering services including interchange clearing, settlement and sponsorship. Worldpay Holding, LLC paid the Bancorp $87 million, $75 million and $68 million for these services for the years ended December 31, 2019, 2018 and 2017, respectively. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Worldpay Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Worldpay Holding, LLC totaled $77 million, $74 million and $72 million for the years ended December 31, 2019, 2018 and 2017, respectively. These fees are primarily reported as a component of card and processing expense in the Consolidated Statements of Income.
As part of the initial sale, Worldpay Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. There was no outstanding carrying value of loans and unused line of credit to Worldpay Holding, LLC as of December 31, 2019. The outstanding carrying value of loans and unused line of credit to Worldpay Holding, LLC was $187 million and $74 million at December 31, 2018, respectively. Interest income relating to the loans was $2 million, $7 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest and fees on loans and leases in the Consolidated Statements of Income.
SLK Global Solutions Private Limited
As of December 31, 2019, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global Solutions Private Limited, and accounts for this investment under the equity method of accounting. The Bancorp recognized $3 million and $2 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global Solutions Private Limited for the years ended December 31, 2019 and 2018, respectively. The Bancorp received cash distributions of $1 million during the year ended December 31, 2019 and did not receive cash distributions during the year ended December 31, 2018. The Bancorp’s investment in SLK Global Solutions Private Limited was $26 million and $23 million at December 31, 2019 and 2018, respectively. The Bancorp paid SLK Global Solutions Private Limited $22 million, $21 million and $21 million for their process and software services during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in other noninterest expense in the Consolidated Statements of Income.
CDC investments
The Bancorp’s subsidiary, CDC, has equity investments in entities in which the Bancorp had $12 million and $83 million of loans outstanding at December 31, 2019 and 2018, respectively, and unfunded commitment balances of $21 million and $80 million at December 31, 2019 and 2018, respectively. The Bancorp held $116 million and $77 million of deposits for these entities at December 31, 2019 and 2018, respectively. For further information on CDC investments, refer to Note 13.

163  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2019	2018	2017

Current income tax expense (benefit):
U.S. Federal income taxes	$788	463	986
State and local income taxes	148	71	68
Foreign income taxes	-	8	(3)

Total current income tax expense	936	542	1,051

Deferred income tax (benefit) expense:
U.S. Federal income taxes	(212)	24	(254)
State and local income taxes	(35)	4	2
Foreign income taxes	1	2	-

Total deferred income tax (benefit) expense	(246)	30	(252)

Applicable income tax expense	$690	572	799

The following is a reconciliation between the federal statutory corporate tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2019	2018	2017

Statutory tax rate	21.0%	21.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.8	2.1	1.5
Tax-exempt income	(1.2)	(0.8)	(1.1)
LIHTC investment and other tax benefits	(5.0)	(6.8)	(6.9)
LIHTC investment proportional amortization	4.4	5.6	7.4
Other tax credits	(0.2)	(0.1)	(0.4)
U.S. tax legislation impact on deferred taxes	-	-	(8.5)
Other, net	(0.2)	(0.3)	(0.2)

Effective tax rate	21.6%	20.7	26.8

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

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2019	2018	2017

Unrecognized tax benefits at January 1	$55	34	24
Gross increases for tax positions taken during prior period	25	20	17
Gross decreases for tax positions taken during prior period	(3)	(1)	(1)
Gross increases for tax positions taken during current period	6	8	3
Settlements with taxing authorities	(9)	(5)	(7)
Lapse of applicable statute of limitations	(9)	(1)	(2)

Unrecognized tax benefits at December 31 (a)	$65	55	34

(a)	With the exception of $6 and $5 in 2019 and 2018, respectively, all amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
The Bancorp’s unrecognized tax benefits as of December 31, 2019, 2018 and 2017 primarily relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.
While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.
164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$252	232
Deferred compensation	103	79
Other comprehensive income	-	42
Reserve for unfunded commitments	30	28
Reserves	32	28
State net operating loss carryforwards	9	7
Other	154	112
Total deferred tax assets	$580	528
Deferred tax liabilities:
Lease financing	$650	599
Investments in joint ventures and partnership interests	25	131
MSRs and related economic hedges	144	107
State deferred taxes	47	73
Bank premises and equipment	73	60
Other comprehensive income	352	-
Other	127	102
Total deferred tax liabilities	$1,418	1,072
Total net deferred tax liability	$(838)	(544)
At December 31, 2019 and 2018, the Bancorp recorded deferred tax assets of $9 million and $7 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $17 million and $25 million at December 31, 2019 and 2018, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2038.
The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2019 or 2018. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2019 and 2018 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.
The IRS has concluded its examination of the Bancorp’s 2015 federal income tax return and is currently examining the Bancorp’s 2016 federal income tax return. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2016-2019.
On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.
Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2019, 2018 and 2017, the Bancorp recognized $1 million, $1 million and $2 million, respectively, of interest expense in connection with income taxes. At December 31, 2019 and 2018, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $4 million and $3 million, respectively. No material liabilities were recorded for penalties related to income taxes.
Retained earnings at December 31, 2019 and 2018 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.
165  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other defined benefit retirement plans consist of non-qualified
plans which are frozen and funded on an
as-needed
basis. A majority of these plans were obtained in acquisitions and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded and underfunded status of the Plan as an asset and liability, respectively, in the Consolidated Balance Sheets.

The overfunded and underfunded amounts recognized in other assets and accrued taxes, interest and expense, respectively, on the Consolidated Balance Sheets were as follows as of December 31:

($ in millions)	2019	2018
Prepaid benefit cost	$-	1
Accrued benefit liability	(19)	(18)
Net underfunded status	$(19)	(17)
The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:
Plans with an overfunded status
(a)

($ in millions)	2019	2018
Fair value of plan assets at January 1	$-	185
Actual return on assets	-	(6)
Settlement	-	(9)
Benefits paid	-	(6)
Fair value of plan assets at December 31	$-	164
Projected benefit obligation at January 1	$-	188
Interest cost	-	6
Settlement	-	(9)
Actuarial gain	-	(16)
Benefits paid	-	(6)
Projected benefit obligation at December 31	$-	163
Overfunded projected benefit obligation at December 31	$-	1
Accumulated benefit obligation at December 31 (b)	$-	163
(a)	The Bancorp’s qualified defined benefit plan had an underfunded status at December 31, 2019 and is reflected in the underfunded status table. The Plan had an overfunded status at December 31, 2018.
(b)
Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at December 31, 2018.

Plans with an underfunded status

($ in millions)	2019	2018
Fair value of plan assets at January 1	$164	-
Actual return on assets	26	-
Contributions	2	3
Settlement	(9)	-
Benefits paid	(8)	(3)
Fair value of plan assets at December 31	$175	-
Projected benefit obligation at January 1	$181	21
Interest cost	7	1
Settlement	(9)	-
Actuarial loss (gain)	23	(1)
Benefits paid	(8)	(3)
Projected benefit obligation at December 31	$194	18
Underfunded projected benefit obligation at December 31	$(19)	(18)
Accumulated benefit obligation at December 31 (a)	$194	18
(a)
Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both
December 31, 2019
and 2018.

The estimated net actuarial loss for the Plan that will be amortized from AOCI into net periodic benefit cost during 2020 is $6 million. The estimated net prior service cost for the Plan that will be amortized from AOCI into net periodic benefit cost during 2020 is immaterial to the Consolidated Financial Statements.

166  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2019	2018	2017
Components of net periodic benefit cost:
Interest cost	$7	7	8
Expected return on assets	(8)	(11)	(10)
Amortization of net actuarial loss	6	6	7
Settlement	3	3	4
Net periodic benefit cost	$8	5	9
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$5	(1)	(1)
Amortization of net actuarial loss	(6)	(6)	(7)
Settlement	(3)	(3)	(4)
Total recognized in other comprehensive income	(4)	(10)	(12)
Total recognized in net periodic benefit cost and other comprehensive income	$4	(5)	(3)
Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using (a)
2019 ($ in millions)	Level 1 (c)	Level 2 (c)	Level 3	Total Fair Value
Cash equivalents	$14	-	-	14
Mutual and exchange-traded funds	76	-	-	76
Debt securities:
U.S. Treasury and federal agencies securities	57	6	-	63
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities (b)	-	21	-	21
Total debt securities	$57	28	-	85
Total Plan assets	$147	28	-	175
(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes corporate bonds.
(c)	During the year ended December 31, 2019, no assets or liabilities were transferred between Level 1 and Level 2.

	Fair Value Measurements Using (a)
2018 ($ in millions)	Level 1 (d)	Level 2 (d)	Level 3	Total Fair Value
Cash equivalents	$25	-	-	25
Mutual and exchange-traded funds	46	-	-	46
Debt securities:
U.S. Treasury and federal agencies securities	43	3	-	46
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities (b)	-	18	-	18
Total debt securities	$43	22	-	65
Total Plan assets, excluding collective funds	$114	22	-	136
Collective funds (NAV) (c)				28
Total Plan assets				$164
(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes corporate bonds.
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
Mutual and exchange-traded funds
The Plan measures its mutual and exchange-traded funds, which are registered with the SEC, using the funds’ quoted prices which are available in an active market. Therefore, these investments are classified within Level 1 of the valuation hierarchy. The mutual and exchange-traded funds held by the Plan are open-ended funds and are required to publicly publish their NAV on a daily basis. The funds are also required to transact and use the daily NAV as a basis for transactions. Therefore, the NAV reflects the fair value of the Plan’s investment.
167  Fifth Third Bancorp

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
The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2019	2018	2017

For measuring benefit obligations at year end: (a)
Discount rate	3.05%	4.10	3.47
For measuring net periodic benefit cost: (a)
Discount rate	4.10	3.47	3.97
Expected return on plan assets	5.50	6.00	6.00

(a)
Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2019 pension expense by approximately $1 million.
Based on the actuarial assumptions, the Bancorp expects to contribute $2 million to the Plan in 2020. Estimated pension benefit payments are $16 million for 2020, $17 million for each of the years 2021 through 2023 and $16 million for 2024. The total estimated payments for the years 2025 through 2029 is $70 million.
Investment Policies and Strategies
The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities, fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-backed securities, asset-backed securities, corporate bonds and municipal bonds), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.
The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range (b)	2019	2018

Equity securities (a)	0-55%	19	67
Fixed-income securities	50-100	59	23
Alternative strategies	0-5	-	3
Cash or cash equivalents	0-100	22	7

Total		100%	100

(a)	Includes mutual and exchange-traded funds.
(b)	These reflect the targeted ranges for the year ended December 31, 2019.
Plan Management’s objective is to maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. During 2018, Plan Management revised the investment policy to shift from a return-seeking strategy, with a high level of tolerance to volatility, to a low-risk
strategy to maintain the funded plan status at or above 100%. As a result, the portfolio assets of the qualified defined benefit plan will continue to reduce exposure to equity securities and increase the weighting of long-duration fixed income, or liability-matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2019 and 2018.
Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and
non-U.S.
bonds), equities (U.S.,
non-U.S.,
emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.
Fifth Third Bank, National Association, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. As of December 31, 2019 and 2018, $175 million and $164 million, respectively, of Plan assets were managed by Fifth Third Bank, National Association. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee. Plan assets are not expected to be returned to the Bancorp during 2020.
168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax
or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $90 million, $83 million and $79 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Bancorp recognized $4 million of profit sharing expense associated with the MB Financial, Inc. acquisition during the year ended December 31, 2019.
The Bancorp did not make profit sharing contributions during both the years ended December 31, 2018 and 2017. In addition, the Bancorp has a non-qualified
defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified
defined contribution plan were $6 million for the year ended December 31, 2019 and $4 million for both of the years ended December 31, 2018 and 2017.
169  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI

2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale debt securities arising during the year	$1,369	(323)	1,046
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(9)	2	(7)

Net unrealized gains on available-for-sale debt securities	1,360	(321)	1,039	(227)	1,039	812

Unrealized holding gains on cash flow hedge derivatives arising during the year	348	(73)	275
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(16)	3	(13)

Net unrealized gains on cash flow hedge derivatives	332	(70)	262	160	262	422

Net actuarial loss arising during the year	(5)	-	(5)
Reclassification of amounts to net periodic benefit costs	9	(1)	8

Defined benefit pension plans, net	4	(1)	3	(45)	3	(42)

Total	$1,696	(392)	1,304	(112)	1,304	1,192

	Total OCI			Total AOCI

2018 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding losses on available-for-sale debt securities arising during the year	$(483)	112	(371)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	11	(2)	9

Net unrealized losses on available-for-sale debt securities	(472)	110	(362)	135	(362)	(227)

Unrealized holding gains on cash flow hedge derivatives arising during the year	214	(45)	169
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	2	-	2

Net unrealized gains on cash flow hedge derivatives	216	(45)	171	(11)	171	160

Net actuarial gain arising during the year	1	-	1
Reclassification of amounts to net periodic benefit costs	9	(2)	7

Defined benefit pension plans, net	10	(2)	8	(53)	8	(45)

Total	$(246)	63	(183)	71	(183)	(112)

	Total OCI			Total AOCI

2017 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Unrealized holding gains on available-for-sale securities arising during the year	$14	7	21
Reclassification adjustment for net losses on available-for-sale securities included in net income	3	1	4

Net unrealized gains on available-for-sale securities	17	8	25	101	25	126

Unrealized holding losses on cash flow hedge derivatives arising during the year	(11)	4	(7)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(19)	7	(12)

Net unrealized losses on cash flow hedge derivatives	(30)	11	(19)	10	(19)	(9)

Net actuarial gain arising during the year	1	-	1
Reclassification of amounts to net periodic benefit costs	11	(4)	7

Defined benefit pension plans, net	12	(4)	8	(52)	8	(44)

Total	$(1)	15	14	59	14	73

170  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2019	2018	2017

Net unrealized gains (losses) on available-for-sale debt securities: (b)
Net gains (losses) included in net income	Securities gains (losses), net	$9	(11)	(3)

	Income before income taxes	9	(11)	(3)
	Applicable income tax expense	(2)	2	(1)

	Net income	7	(9)	(4)

Net unrealized gains (losses) on cash flow hedge derivatives: (b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	16	(2)	19

	Income before income taxes	16	(2)	19
	Applicable income tax expense	(3)	-	(7)

	Net income	13	(2)	12

Net periodic benefit costs: (b)
Amortization of net actuarial loss	Employee benefits expense (a)	(6)	(6)	(7)
Settlements	Employee benefits expense (a)	(3)	(3)	(4)

	Income before income taxes	(9)	(9)	(11)
	Applicable income tax expense	1	2	4

	Net income	(8)	(7)	(7)

Total reclassifications for the period	Net income	$12	(18)	1

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.
171  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. COMMON, PREFERRED AND TREASURY STOCK

The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock

($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares

December 31, 2016	$2,051	923,892,581	$1,331	54,000	$(3,433)	173,413,282
Shares acquired for treasury	-	-	-	-	(1,588)	58,493,506
Impact of stock transactions under stock compensation plans, net	-	-	-	-	16	(1,693,503)
Other	-	-	-	-	3	(125,597)

December 31, 2017	$2,051	923,892,581	$1,331	54,000	$(5,002)	230,087,688

Shares acquired for treasury	-	-	-	-	(1,494)	49,967,134
Impact of stock transactions under stock compensation plans, net	-	-	-	-	23	(2,698,451)
Other	-	-	-	-	2	(94,647)

December 31, 2018	$2,051	923,892,581	$1,331	54,000	$(6,471)	277,261,724

Shares acquired for treasury	-	-	-	-	(1,763)	64,601,891
Issuance of preferred shares, Series K	-	-	242	10,000	-	-
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	-	-	197	200,000	-	-
Impact of MB Financial, Inc. acquisition	-	-	-	-	2,447	(122,848,442)
Impact of stock transactions under stock compensation plans, net	-	-	-	-	56	(4,258,132)
Other	-	-	-	-	7	219,911

December 31, 2019	$2,051	923,892,581	$1,770	264,000	$(5,724)	214,976,952

Preferred Stock—Series K
On September 17, 2019, the Bancorp issued, in a registered public offering 10,000,000 depositary shares, representing 10,000 shares of 4.95%
non-cumulative
Series K perpetual preferred stock, for net proceeds of approximately $242 million. Each preferred share has a $25,000 liquidation preference. Subject to any required regulatory approval, the Bancorp may redeem the Series K preferred shares at its option in whole or in part, on any dividend payment date on or after September 30, 2024 and may redeem in whole, but not in part, at any time following a regulatory capital event. The Series K preferred shares are not convertible into Bancorp common shares or any other securities.
Preferred Stock—Class B, Series A
On August 26, 2019, the Bancorp issued 200,000 shares of 6.00%
non-cumulative
perpetual Class B preferred stock, Series A. Each preferred share has a $1,000 liquidation preference. These shares were issued to the holders of MB Financial, Inc.’s 6.00%
non-cumulative
perpetual preferred stock, Series C, in conjunction with the merger of MB Financial, Inc. with and into Fifth Third Bancorp. This transaction resulted in the elimination of the noncontrolling interest in MB Financial, Inc. which was previously reported in the Bancorp’s Consolidated Financial Statements. The newly issued shares of Class B preferred stock, Series A were recognized by the Bancorp at the carrying value previously assigned to the MB Financial, Inc. Series C preferred stock prior to the transaction.
Preferred Stock—Series J
On June 5, 2014, the Bancorp issued, in a registered public offering, 300,000 depositary shares, representing 12,000 shares of 4.90% fixed to floating-rate non-cumulative
Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrued dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converted to a quarterly floating-rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option, in whole or in part, at any time on or after September 30, 2019, or any time prior following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.
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
Treasury Stock
In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from February of 2018.
On June 28, 2017, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2017 CCAR.
172  Fifth Third Bancorp

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
During the first quarter of 2019, the FRB provided relief from certain regulatory requirements related to supervisory stress testing and company-run
stress testing for the 2019 stress test cycle, including disclosure requirements. As a result, the Bancorp was not required to submit a capital plan or participate in CCAR 2019. The requirement for the Bancorp to submit an annual capital plan to the FRB has been extended until April 5, 2020. However, the Bancorp remains subject to the requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan. The FRB further clarified that relief from the 2019 stress test cycle should not be construed as relief from any regulatory capital requirements and that the Bancorp will be subject to the full CCAR 2020 stress test requirements.
In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets.
The Bancorp entered into a number of accelerated share repurchase transactions during the years ended December 31, 2019 and 2018. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.
The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2019 and 2018:

		Shares Repurchased on	Shares Received from	Total Shares
Repurchase Date	Amount ($ in millions)	Repurchase Date	Forward Contract	Repurchased	Settlement Date

December 19, 2017	273	7,727,273	824,367	8,551,640	March 19, 2018
February 12, 2018	318	8,691,318	1,015,731	9,707,049	March 26, 2018
May 25, 2018	235	6,402,244	1,172,122	7,574,366	June 15, 2018
March 27, 2019 (a)	913	31,779,280	2,026,584	33,805,864	June 28, 2019
April 29, 2019 (b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019 - May 24, 2019
August 7, 2019	100	3,150,482	694,238	3,844,720	August 16, 2019
August 9, 2019 (b)	200	6,405,426	1,475,487	7,880,913	August 28, 2019
October 25, 2019	300	9,020,163	1,149,121	10,169,284	December 17, 2019

(a)	This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $456.5 million.
(b)	This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.
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
Between July 29, 2019 and July 30, 2019, the Bancorp repurchased 1,667,735 shares, or approximately $50 million, of its outstanding common stock through open market repurchase transactions, which settled between July 31, 2019 and August 1, 2019.
173  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. STOCK-BASED COMPENSATION

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2019 Incentive Compensation Plan was approved by shareholders on April 16, 2019 and authorized the issuance of up to 40 million shares, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2019, there were 39.5 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2019 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 10%. SARs, RSAs, RSUs, stock options and PSAs outstanding represent 5% of the Bancorp’s issued shares at December 31, 2019.
All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten year terms and vest and become exercisable ratably over a three or four-year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price
previously granted SARs or stock options or grant reload stock options. RSAs and RSUs are released after three or four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights while RSUs receive dividend equivalents only. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity.
If this threshold is not met in any one of the three years during the performance period, one-third
of PSAs are forfeited. Additionally, if this threshold is not met, all SARs, RSAs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2019.
Under the terms of the merger agreement with MB Financial, Inc., the Bancorp granted stock-based awards to replace those awards previously granted by MB Financial, Inc. that were outstanding as of the date of the merger. The replacement awards included RSAs, RSUs, and stock options. Approximately 1.65 replacement awards were granted to replace each outstanding MB Financial, Inc. award and the strike prices of replacement stock options were also adjusted to reflect this exchange ratio. Otherwise, the replacement awards were granted with substantially the same terms as the MB Financial, Inc. awards that were being replaced, including vesting and expiration dates.
The fair value of the awards being replaced and the replacement awards were measured as of the date of the merger. The portion of the fair value of the awards being replaced which was attributable to pre-combination
service was included as a component of the consideration paid in the merger. The portion attributable to post-combination service, in addition to any increased value of the replacement awards over the awards being replaced, was recognized as stock-based compensation expense over each award’s remaining service period.
Stock-based compensation expense was $132 million, $127 million and $118 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in salaries, wages and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $27 million, $27 million and $41 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.
The weighted-average assumptions were as follows for the years ended December 31:

	2019	2018	2017

Expected life (in years)	7	7	6
Expected volatility	32%	35	37
Expected dividend yield	3.3	1.9	2.1
Risk-free interest rate	2.6	2.6	2.1

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
The weighted-average grant-date fair value of SARs granted was $7.38, $11.33 and $8.55 per share for the years ended December 31, 2019, 2018 and 2017, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2019, 2018 and 2017 was $20 million, $26 million and $29 million, respectively.
At December 31, 2019, there was $7 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2019 of 1.1 years.
174  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019		2018		2017

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share

Outstanding at January 1	26,196	$17.30	31,929	$17.22	40,041	$18.30
Granted	399	26.72	272	33.15	3,672	26.52
Exercised	(4,829)	13.34	(5,058)	16.96	(6,953)	16.00
Forfeited or expired	(317)	23.47	(947)	20.93	(4,831)	35.08

Outstanding at December 31	21,449	$18.38	26,196	$17.30	31,929	$17.22

Exercisable at December 31	18,249	$17.50	20,132	$15.90	21,403	$15.30

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2019:

	Outstanding SARs			Exercisable SARs

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)

$10.01-$20.00	15,944	$16.12	3.7	14,694	$16.00	3.5
$20.01-$30.00	5,236	24.50	6.1	3,464	23.44	5.3
$30.01-$40.00	269	33.15	8.0	91	33.15	7.9

All SARs	21,449	$18.38	4.4	18,249	$17.50	3.9

Restricted Stock Awards
The total grant-date fair value of RSAs that were released during the years ended December 31, 2019, 2018 and 2017 was $16 million, $27 million and $39 million, respectively. At December 31, 2019, stock-based compensation expense related to outstanding RSAs not yet recognized was immaterial. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2019 of 1.2 years.

	2019		2018		2017

RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Outstanding at January 1	868	$19.18	2,321	$19.72	4,638	$19.44
Granted	-	-	-	-	7	21.14
Assumed	11	25.48	-	-	-	-
Released	(867)	18.91	(1,347)	20.09	(2,063)	19.10
Forfeited	(12)	19.01	(106)	19.40	(261)	19.75

Outstanding at December 31	-	$25.48	868	$19.18	2,321	$19.72

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2019, 2018 and 2017 was $73 million, $42 million and $21 million, respectively.
At December 31, 2019, there was $125 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2019 of 2.3 years.
175  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019		2018		2017

RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit

Outstanding at January 1	8,020	$27.04	6,986	$22.25	5,086	$17.84
Granted	4,375	26.68	3,674	32.84	3,652	26.71
Assumed	1,476	25.48	-	-	-	-
Released	(2,951)	24.76	(1,977)	21.15	(1,194)	17.64
Forfeited	(914)	27.41	(663)	26.45	(558)	21.02

Outstanding at December 31	10,006	$27.30	8,020	$27.04	6,986	$22.25

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2019:

	Outstanding RSUs

RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)

$15.01-$20.00	870	0.7
$20.01-$25.00	243	0.5
$25.01-$30.00	6,477	1.2
$30.01-$35.00	2,416	1.6

All RSUs	10,006	1.2

Stock Options
There were no stock options granted during the years ended December 31, 2019, 2018 and 2017, except for replacement stock option awards assumed
in conjunction with the MB Financial, Inc. acquisition. While the Bancorp has historically utilized the Black-Scholes option pricing model to measure the fair value of stock option grants, the fair value of these grants were measured using the Hull-White option pricing model as it was expected to provide a more precise estimate of fair value in a business combination scenario. The assumptions used in the valuation model varied for each grant tranche, but included expected volatility of
23%-29%,
no expected dividend yield, risk-free interest rates of
2.34%-2.51%,
a departure rate of 10% and exercise ratios of
2.2-2.8.
The replacement stock option awards had a weighted-average time to maturity of 5.4 years as of the date of the merger.
The total intrinsic value of stock options exercised was $7 million for the year ended December 31, 2019 and immaterial for both the years ended December 31, 2018 and 2017. Cash received from stock options exercised was $11 million for the year ended December 31, 2019 and immaterial for both the years ended December 31, 2018 and 2017. The tax benefit realized from exercised stock options was $1 million for the year ended December 31, 2019 and immaterial for the years ended December 31, 2018 and 2017. No stock options vested during the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $15 million and $13 million, respectively.

	2019		2018		2017

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding at January 1	-	$-	2	$16.50	25	$19.17
Assumed	2,120	19.34	-	-	-	-
Exercised	(660)	17.36	(1)	8.59	(18)	14.05
Forfeited or expired	(79)	22.18	(1)	24.41	(5)	40.98

Outstanding at December 31	1,381	$20.15	-	$-	2	$16.50

Exercisable at December 31	1,162	$19.17	-	$-	2	$16.50

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2019:

	Outstanding Stock Options			Exercisable Stock Options

Stock Options (in thousands, except per share data)	Number of Options	Weighted- Exercise Price Per Share	Weighted- Average Contractual Life (in years)	Number of Options	Weighted- Exercise Price Per Share	Weighted- Average Contractual Life (in years)

Under $10.00	9	$8.62	6.7	7	$8.52	6.7
$10.01-$20.00	884	17.04	3.5	811	16.91	3.3
$20.01-$30.00	488	25.98	4.4	344	26.14	2.7

All stock options	1,381	$20.15	3.8	1,162	$19.17	3.2

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period and ranges from zero shares to approximately 1 million shares.
Awards granted during the years ended December 31, 2019, 2018 and 2017 will be entirely settled in stock.
176  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2019, 2018 and 2017, 328,068, 279,568 and 407,069 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $26.72, $33.15 and $26.52 per unit during the years ended December 31, 2019, 2018 and 2017, respectively.
The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match.
During the years ended December 31, 2019, 2018 and 2017, there were 564,061, 471,818 and 475,466 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million, $2 million and $1 million in each of the respective years. As of December 31, 2019, there were 4.6 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.
177  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2019	2018	2017

Other noninterest income:
Gain on sale of Worldpay, Inc. shares	$562	205	1,037
Income from the TRA associated with Worldpay, Inc.	346	20	44
Operating lease income	151	84	96
Private equity investment income	65	63	36
BOLI income	60	56	52
Cardholder fees	58	56	54
Consumer loan and lease fees	23	23	23
Banking center income	22	21	20
Insurance income	19	20	8
Net gains (losses) on loan sales	3	2	(2)
Equity method income from interest in Worldpay Holding, LLC	2	1	47
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(107)	(59)	(80)
Net losses on disposition and impairment of bank premises and equipment	(23)	(43)	-
Loss on sale of business	(4)	-	-
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	-	414	-
Other, net	47	24	22

Total other noninterest income	$1,224	887	1,357

Other noninterest expense:
Marketing	$162	147	114
Loan and lease	142	112	102
Operating lease	124	76	87
Losses and adjustments	102	61	59
FDIC insurance and other taxes	81	119	127
Professional service fees	70	67	83
Data processing	70	57	58
Travel	68	52	46
Intangible amortization	45	5	2
Postal and courier	38	35	42
Donations	30	21	28
Recruitment and education	28	32	35
Supplies	14	13	14
Insurance	14	13	12
Loss (gain) on partnership investments	2	(4)	14
Other, net	239	214	184

Total other noninterest expense	$1,229	1,020	1,007

178  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
28. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2019			2018			2017

($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings Per Share:
Net income available to common shareholders	$2,419			2,118			2,105
Less: Income allocated to participating securities	21			23			23

Net income allocated to common shareholders	$2,398	710	3.38	2,095	673	3.11	2,082	728	2.86

Earnings Per Diluted Share:
Net income available to common shareholders	$2,419			2,118			2,105
Effect of dilutive securities:
Stock-based awards	-	10		-	12		-	13

Net income available to common shareholders plus assumed conversions	2,419			2,118			2,105
Less: Income allocated to participating securities	21			23			23

Net income allocated to common shareholders plus assumed conversions	$2,398	720	3.33	2,095	685	3.06	2,082	741	2.81

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2019, 2018 and 2017 excludes 2 million, 3 million and 4 million, respectively, of SARs. The diluted earnings per share computation for the years ended December 31, 2019 and 2017 excludes an immaterial amount of stock options because their inclusion would have been anti-dilutive.
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
29. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using

December 31, 2019 ($ in millions)	Level 1 (c)	Level 2 (c)	Level 3	Total Fair Value

Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	-	-	75
Obligations of states and political subdivisions securities	-	18	-	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	14,115	-	14,115
Agency commercial mortgage-backed securities	-	15,693	-	15,693
Non-agency commercial mortgage-backed securities	-	3,365	-	3,365
Asset-backed securities and other debt securities	-	2,206	-	2,206

Available-for-sale debt and other securities (a)	75	35,397	-	35,472
Trading debt securities:
U.S. Treasury and federal agency securities	2	-	-	2
Obligations of states and political subdivisions securities	-	9	-	9
Agency residential mortgage-backed securities	-	55	-	55
Asset-backed securities and other debt securities	-	231	-	231

Trading debt securities	2	295	-	297
Equity securities	554	10	-	564
Residential mortgage loans held for sale	-	1,264	-	1,264
Residential mortgage loans (b)	-	-	183	183
Servicing rights	-	-	993	993
Derivative assets:
Interest rate contracts	1	1,218	18	1,237
Foreign exchange contracts	-	165	-	165
Commodity contracts	37	234	-	271

Derivative assets (d)	38	1,617	18	1,673

Total assets	$669	38,583	1,194	40,446

Liabilities:
Derivative liabilities:
Interest rate contracts	$5	144	8	157
Foreign exchange contracts	-	151	-	151
Equity contracts	-	-	163	163
Commodity contracts	17	253	-	270

Derivative liabilities (e)	22	548	171	741
Short positions (e)	49	100	-	149

Total liabilities	$71	648	171	890

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $76 , $478 and $2 , respectively, at December 31, 2019 .
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2019 , no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.
180  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using

December 31, 2018 ($ in millions)	Level 1 (c)	Level 2 (c)	Level 3	Total Fair Value

Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$97	-	-	97
Obligations of states and political subdivisions securities	-	2	-	2
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	16,247	-	16,247
Agency commercial mortgage-backed securities	-	10,650	-	10,650
Non-agency commercial mortgage-backed securities	-	3,267	-	3,267
Asset-backed securities and other debt securities	-	2,015	-	2,015

Available-for-sale debt and other securities (a)	97	32,181	-	32,278
Trading debt securities:
U.S. Treasury and federal agency securities	-	16	-	16
Obligations of states and political subdivisions securities	-	35	-	35
Agency residential mortgage-backed securities	-	68	-	68
Asset-backed securities and other debt securities	-	168	-	168

Trading debt securities	-	287	-	287
Equity securities	452	-	-	452
Residential mortgage loans held for sale	-	537	-	537
Residential mortgage loans (b)	-	-	179	179
Commercial loans held for sale	-	7	-	7
Servicing rights	-	-	938	938
Derivative assets:
Interest rate contracts	-	648	7	655
Foreign exchange contracts	-	152	-	152
Commodity contracts	93	214	-	307

Derivative assets (d)	93	1,014	7	1,114

Total assets	$642	34,026	1,124	35,792

Liabilities:
Derivative liabilities:
Interest rate contracts	$8	313	8	329
Foreign exchange contracts	-	142	-	142
Equity contracts	-	-	125	125
Commodity contracts	19	259	-	278

Derivative liabilities (e)	27	714	133	874
Short positions (e)	110	28	-	138

Total liabilities	$137	742	133	1,012

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $184, $366 and $2, respectively, at December 31, 2018.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2018, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets.
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
181  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2019 and 2018, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.
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
The net asset fair value of the IRLCs at December 31, 2019 was $18 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $12 million and $22 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $13 million and $28 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.
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
182  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage	Servicing	Derivatives,	Equity	Total
For the year ended December 31, 2019 ($ in millions)	Loans	Rights	Net (a)	Derivatives	Fair Value

Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(376)	145	(107)	(339)
Purchases/originations	-	431	(3)	-	428
Settlements	(31)	-	(131)	69	(93)
Transfers into Level 3 (b)	36	-	-	-	36

Balance, end of period	$183	993	10	(163)	1,023

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2019 (c)	$(1)	(250)	20	(107)	(338)

(a)	Net interest rate derivatives include derivative assets and liabilities of $18 and $8 , respectively, as of December 31, 2019 .
(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage	Servicing	Derivatives,	Equity	Total
For the year ended December 31, 2018 ($ in millions)	Loans	Rights	Net (a)	Derivatives	Fair Value

Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(3)	(83)	72	(59)	(73)
Purchases/originations	-	163	(5)	-	158
Settlements	(19)	-	(71)	71	(19)
Transfers into Level 3 (b)	64	-	-	-	64

Balance, end of period	$179	938	(1)	(125)	991

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2018 (c)	$(3)	(4)	9	(59)	(57)

(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of December 31, 2018.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate	Equity
	Mortgage	Servicing	Derivatives,	Derivatives,	Total
For the year ended December 31, 2017 ($ in millions)	Loans	Rights	Net (a)	Net	Fair Value

Balance, beginning of period	$143	744	8	(91)	804
Total (losses) gains (realized/unrealized):
Included in earnings	1	(122)	94	(80)	(107)
Purchases/originations	-	236	(2)	-	234
Settlements	(23)	-	(97)	34	(86)
Transfers into Level 3 (b)	16	-	-	-	16

Balance, end of period	$137	858	3	(137)	861

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2017 (c)	$1	(122)	10	(80)	(191)

(a)	Net interest rate derivatives include derivative assets and liabilities of $8 and $5, respectively, as of December 31, 2017.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
183  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 as follows:

($ in millions)	2019	2018	2017

Mortgage banking net revenue	$(235)	(16)	(29)
Corporate banking revenue	3	2	2
Other noninterest income	(107)	(59)	(80)

Total losses	$(339)	(73)	(107)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2019, 2018 and 2017 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2019	2018	2017

Mortgage banking net revenue	$(233)	-	(113)
Corporate banking revenue	2	2	2
Other noninterest income	(107)	(59)	(80)

Total losses	$(338)	(57)	(191)

The following tables present information as of December 31, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2019 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 183	Loss rate model	Interest rate risk factor	(9.2) - 9.8%	(0.2)%
			Credit risk factor	0 - 26.5%	0.5%

Servicing rights	993	DCF	Prepayment speed	0.5 - 97.0%	(Fixed) 13.0% (Adjustable) 22.6%
			OAS (bps)	507 - 1,513	(Fixed) 602 (Adjustable) 921

IRLCs, net	18	DCF	Loan closing rates	7.3 - 97.1%	81.7%

Swap associated with the sale of Visa, Inc. Class B Shares	(163)	DCF	Timing of the resolution of the Covered Litigation	Q1 2022 - Q4 2023	Q3 2022

As of December 31, 2018 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$ 179	Loss rate model	Interest rate risk factor	(13.2) - 9.4%	0.5%
			Credit risk factor	0 - 39.9%	0.7%

Servicing rights	938	DCF	Prepayment speed	0.5 - 100%	(Fixed) 10.2% (Adjustable) 23.0%
			OAS (bps)	441 - 1,513	(Fixed) 534 (Adjustable) 863

IRLCs, net	7	DCF	Loan closing rates	9.5 - 96.7%	86.0%

Swap associated with the sale of Visa, Inc. Class B Shares	(125)	DCF	Timing of the resolution of the Covered Litigation	Q1 2021 - Q4 2023	Q4 2021

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
184  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2019 and 2018 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2019 and 2018, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2019

Commercial and industrial loans	$-	-	169	169	(96)
Commercial mortgage loans	-	-	12	12	-
Commercial leases	-	-	20	20	(6)
OREO	-	-	13	13	(6)
Bank premises and equipment	-	-	27	27	(27)
Operating lease equipment	-	-	6	6	(3)
Private equity investments	-	11	2	13	8

Total	$-	11	249	260	(130)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2018

Commercial loans held for sale	$-	-	16	16	(3)
Commercial and industrial loans	-	-	93	93	(41)
Commercial mortgage loans	-	-	2	2	7
Commercial leases	-	-	14	14	(11)
OREO	-	-	20	20	(7)
Bank premises and equipment	-	-	32	32	(45)
Operating lease equipment	-	-	-	-	(2)
Private equity investments	-	67	3	70	43
Other assets	-	-	2	2	(8)

Total	$-	67	182	249	(67)

The following tables present information as of December 31, 2019 and 2018 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2019 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial and industrial loans	$169	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	12	Appraised value	Collateral value	NM	NM

Commercial leases	20	Appraised value	Collateral value	NM	NM

OREO	13	Appraised value	Appraised value	NM	NM

Bank premises and equipment	27	Appraised value	Appraised value	NM	NM

Operating lease equipment	6	Appraised value	Appraised value	NM	NM

Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

As of December 31, 2018 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$16	Appraised value	Appraised value Costs to sell	NM NM	NM 10.0%

Commercial and industrial loans	93	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	2	Appraised value	Collateral value	NM	NM

Commercial leases	14	Appraised value	Collateral value	NM	NM

OREO	20	Appraised value	Appraised value	NM	NM

Bank premises and equipment	32	Appraised value	Appraised value	NM	NM

Operating lease equipment	-	Appraised value	Appraised value	NM	NM

Private equity investments	-	Liquidity discount applied to fund’s NAV	Liquidity discount	0 - 43.0%	12.9%
	3	Comparable company analysis	Market comparable transactions	NM	NM

Other assets	2	Appraised value	Appraised value	NM	NM

Portfolio commercial loans and leases
During the years ended December 31, 2019 and 2018, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial leases held for investment.
Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure
185  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
OREO
During the years ended December 31, 2019 and 2018, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2019 and 2018, these losses include $3 million and $4 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $3 million for both periods recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.
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
Operating lease equipment and other assets
The
Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Equipment Finance department, which reports to the Bancorp’s Head of Commercial Banking, is responsible for preparing and reviewing the fair value estimates for operating lease

equipment
.
Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $13 million and $64 million during the years ended December 31, 2019 and 2018, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2019 includes a cumulative $47 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.
For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment charges of $5 million and $12 million during the years ended December 31, 2019 and 2018, respectively. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2019 includes a cumulative $17 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.
The Bancorp did not recognize any OTTI during the year ended December 31, 2019 and recognized $10 million of OTTI primarily associated with certain nonconforming investments affected by the Volcker Rule during the year ended December 31, 2018. The Bancorp performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI existed. The Bancorp estimated the fair value of the funds by applying an estimated market discount to the reported NAV of the fund or through a discounted cash flow analysis. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported NAVs or estimated market discounts, where applicable, would result in a decrease in the fair value estimate.
186  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2019 and 2018 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $37 million and $20 million, respectively.
These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income. The Bancorp did not hold any commercial loans held for sale at December 31, 2019 for which the fair value option was elected. Fair value changes recognized in earnings for commercial loans held at December 31, 2018 for which the fair value option was elected included gains of an immaterial amount.
Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both December 31, 2019 and 2018. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value had an immaterial impact on the fair value of those loans at December 31, 2018. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans and commercial loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2019
Residential mortgage loans measured at fair value	$1,447	1,410	37
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

December 31, 2018
Residential mortgage loans measured at fair value	$716	696	20
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-
Commercial loans measured at fair value	7	7	-

187  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2019 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$3,278	3,278	-	-	3,278
Other short-term investments	1,950	1,950	-	-	1,950
Other securities	556	-	556	-	556
Held-to-maturity securities	17	-	-	17	17
Loans and leases held for sale	136	-	-	136	136
Portfolio loans and leases:
Commercial and industrial loans	49,981	-	-	51,128	51,128
Commercial mortgage loans	10,876	-	-	10,823	10,823
Commercial construction loans	5,045	-	-	5,249	5,249
Commercial leases	3,346	-	-	3,133	3,133
Residential mortgage loans	16,468	-	-	17,509	17,509
Home equity	6,046	-	-	6,315	6,315
Indirect secured consumer loans	11,485	-	-	11,331	11,331
Credit card	2,364	-	-	2,774	2,774
Other consumer loans	2,683	-	-	2,866	2,866
Unallocated ALLL	(121)	-	-	-	-

Total portfolio loans and leases, net	$108,173	-	-	111,128	111,128

Financial liabilities:
Deposits	$127,062	-	127,059	-	127,059
Federal funds purchased	260	260	-	-	260
Other short-term borrowings	1,011	-	1,011	-	1,011
Long-term debt	14,970	15,244	700	-	15,944

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2018 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,681	2,681	-	-	2,681
Other short-term investments	1,825	1,825	-	-	1,825
Other securities	552	-	552	-	552
Held-to-maturity securities	18	-	-	18	18
Loans and leases held for sale	63	-	-	63	63
Portfolio loans and leases:
Commercial and industrial loans	43,825	-	-	44,668	44,668
Commercial mortgage loans	6,894	-	-	6,851	6,851
Commercial construction loans	4,625	-	-	4,688	4,688
Commercial leases	3,582	-	-	3,180	3,180
Residential mortgage loans	15,244	-	-	15,688	15,688
Home equity	6,366	-	-	6,719	6,719
Indirect secured consumer loans	8,934	-	-	8,717	8,717
Credit card	2,314	-	-	2,759	2,759
Other consumer loans	2,309	-	-	2,428	2,428
Unallocated ALLL	(110)	-	-	-	-

Total portfolio loans and leases, net	$93,983	-	-	95,698	95,698

Financial liabilities:
Deposits	$108,835	-	108,782	-	108,782
Federal funds purchased	1,925	1,925	-	-	1,925
Other short-term borrowings	573	-	573	-	573
Long-term debt	14,426	14,287	445	-	14,732

188  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. REGULATORY CAPITAL REQUIREMENTS AND CAPITAL RATIOS

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC. These guidelines include quantitative measures that assign risk weightings to assets and off-balance
sheet items, as well as define and set minimum regulatory capital requirements.
The regulatory capital requirements were revised by the Banking Agencies with the Basel III Final Rule which was effective for the Bancorp on January 1, 2015. It established quantitative measures defining minimum regulatory capital requirements as well as the measure of “well-capitalized” status. Additionally, the Banking Agencies issued similar guidelines for minimum regulatory capital requirements and “well-capitalized” measurements for banking subsidiaries.
PRESCRIBED CAPITAL RATIOS

	Minimum	Well-Capitalized

CET1 capital:
Fifth Third Bancorp	4.50%	N/A
Fifth Third Bank, National Association	4.50	6.50
Tier I risk-based capital:
Fifth Third Bancorp	6.00	6.00
Fifth Third Bank, National Association	6.00	8.00
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00
Fifth Third Bank, National Association	8.00	10.00
Tier I leverage:
Fifth Third Bancorp	4.00	N/A
Fifth Third Bank, National Association	4.00	5.00

Failure
to meet the minimum capital requirements or falling below the “well-capitalized” measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. Additionally, the Basel III Final Rule includes a capital conservation buffer requirement of 2.5% in addition to the minimum capital requirements of the CET1, Tier I capital and Total risk-based capital ratios in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers.

The
Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the “well-capitalized” levels at both December 31, 2019 and 2018. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios. In addition, the Bancorp exceeded the “capital conservation buffer” ratio for all periods

presented
.
The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2019		2018
($ in millions)	Amount	Ratio	Amount	Ratio

CET1 capital:
Fifth Third Bancorp	$13,847	9.75%	$12,534	10.24%
Fifth Third Bank, National Association	16,704	11.86	14,435	11.93
Tier I risk-based capital:
Fifth Third Bancorp	15,616	10.99	13,864	11.32
Fifth Third Bank, National Association	16,704	11.86	14,435	11.93
Total risk-based capital:
Fifth Third Bancorp	19,661	13.84	17,723	14.48
Fifth Third Bank, National Association	18,968	13.46	16,427	13.57
Tier I leverage: (a)
Fifth Third Bancorp	15,616	9.54	13,864	9.72
Fifth Third Bank, National Association	16,704	10.36	14,435	10.27

(a)
Quarterly average assets are a component of the Tier I leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the Banking Agencies determines should be deducted from Tier I capital.

189  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)

For the years ended December 31 ($ in millions)	2019	2018	2017

Income
Dividends from subsidiaries:
Consolidated nonbank subsidiaries (a)	$2,155	1,890	2,343
Securities gains, net	2	-	-
Interest on loans to subsidiaries	24	24	21

Total income	2,181	1,914	2,364

Expenses
Interest	267	211	176
Other	65	34	42

Total expenses	332	245	218

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,849	1,669	2,146
Applicable income tax benefit	(69)	(50)	(68)

Income Before Change in Undistributed Earnings of Subsidiaries	1,918	1,719	2,214
Equity in undistributed earnings	594	474	(34)

Net Income Attributable to Bancorp	$2,512	2,193	2,180

Other Comprehensive Income	-	-	-

Comprehensive Income Attributable to Bancorp	$2,512	2,193	2,180

a)
The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of
$2.0 billion
, $1.9 billion and $2.3 billion for the years ended
December 31,
2019
, 2018 and 2017, respectively. Additionally, a
$200 million
dividend was paid by MB Financial, Inc. to the Bancorp during the year ended
December 31, 2019
.

Condensed Balance Sheets (Parent Company Only)

As of December 31 ($ in millions)	2019	2018

Assets
Cash	$118	120
Short-term investments	4,723	3,642
Equity securities	49	-
Loans to subsidiaries:
Nonbank subsidiaries	444	571

Total loans to subsidiaries	444	571

Investment in subsidiaries:
Nonbank subsidiaries	23,779	17,921

Total investment in subsidiaries	23,779	17,921

Goodwill	80	80
Other assets	379	268

Total Assets	$29,572	22,602

Liabilities
Other short-term borrowings	$359	253
Accrued expenses and other liabilities	497	424
Long-term debt (external)	7,513	5,675

Total Liabilities	$8,369	6,352

Equity
Common stock	$2,051	2,051
Preferred stock	1,770	1,331
Capital surplus	3,599	2,873
Retained earnings	18,315	16,578
Accumulated other comprehensive income (loss)	1,192	(112)
Treasury stock	(5,724)	(6,471)
Noncontrolling interests	-	-

Total Equity	21,203	16,250

Total Liabilities and Equity	$29,572	22,602

190  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31 ($ in millions)	2019	2018	2017

Operating Activities
Net income	$2,512	2,193	2,180
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(11)	3	2
Securities gains, net	(2)	-	-
Equity in undistributed earnings	(594)	(474)	34
Net change in:
Equity securities	(49)	-	-
Other assets	(80)	61	37
Accrued expenses and other liabilities	134	(116)	(15)

Net Cash Provided by Operating Activities	1,910	1,667	2,238

Investing Activities
Net change in:
Short-term investments	(1,081)	(149)	(419)
Loans to subsidiaries	127	272	126
Net cash paid on acquisition	(469)	-	-

Net Cash (Used in) Provided by Investing Activities	(1,423)	123	(293)

Financing Activities
Net change in other short-term borrowings	106	(62)	(29)
Dividends paid on common stock	(660)	(467)	(430)
Dividends paid on preferred stock	(93)	(98)	(75)
Proceeds from issuance of long-term debt	2,235	895	697
Repayment of long-term debt	(500)	(500)	(500)
Issuance of preferred stock	242	-	-
Repurchase of treasury stock and related forward contract	(1,763)	(1,453)	(1,605)
Other, net	(56)	(65)	(53)

Net Cash Used in Financing Activities	(489)	(1,750)	(1,995)

(Decrease) Increase in Cash	(2)	40	(50)
Cash at Beginning of Period	120	80	130

Cash at End of Period	$118	120	80

191  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
32. BUSINESS SEGMENTS

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
Branch Banking
provides a full range of deposit and loan and lease products to individuals and small businesses through 1,149 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.
Consumer Lending
includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans, pools of loans, and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.
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
states and municipalities.
192  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and assets by business segment for the years ended December 31:

2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$2,360	2,371	325	182	(441)	-	4,797
Provision for credit losses	183	224	49	-	15	-	471

Net interest income after provision for credit losses	2,177	2,147	276	182	(456)	-	4,326
Noninterest income:
Corporate banking revenue	565 (c)	4	-	1	-	-	570
Service charges on deposits	308	260	-	1	(4)	-	565
Wealth and asset management revenue	3	158	-	469	-	(143) (a)	487
Card and processing revenue	66	285	-	3	6	-	360
Mortgage banking net revenue	-	6	279	2	-	-	287
Other noninterest income (b)	245	89	14	13	863	-	1,224
Securities gains, net	-	-	-	-	40	-	40
Securities gains, net - non-qualifying hedges on MSRs	-	-	3	-	-	-	3

Total noninterest income	1,187	802	296	489	905	(143)	3,536
Noninterest expense:
Salaries, wages and incentives	406	489	158	185	763	-	2,001
Employee benefits	60	112	38	32	175	-	417
Technology and communications	11	4	8	1	398	-	422
Net occupancy expense (e)	28	173	10	13	108	-	332
Card and processing expense	8	123	-	1	(2)	-	130
Equipment expense	25	48	-	1	55	-	129
Other noninterest expense	1,083	911	241	296	(1,159)	(143)	1,229

Total noninterest expense	1,621	1,860	455	529	338	(143)	4,660

Income before income taxes	1,743	1,089	117	142	111	-	3,202
Applicable income tax expense	319	229	25	30	87	-	690

Net income	1,424	860	92	112	24	-	2,512

Total goodwill	$1,954	2,046	-	252	-	-	4,252

Total assets	$74,570	69,413	26,555	10,500	(11,669) (d)	-	169,369

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $28 for branches and land. For more information, refer to Note 8 and Note 29.
(c)	Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 9 and Note 29.
(d)	Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 8.
(e)	Includes impairment losses and termination charges of $ 15 for ROU assets related to certain operating leases. For more information, refer to Note 10.
193  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,713	2,034	237	182	(26)	-	4,140
Provision for (benefit from) credit losses	(26)	171	42	12	8	-	207

Net interest income after provision for credit losses	1,739	1,863	195	170	(34)	-	3,933
Noninterest income:
Corporate banking revenue	432 (c)	5	-	2	(1)	-	438
Service charges on deposits	273	275	-	1	-	-	549
Wealth and asset management revenue	3	150	-	429	-	(138) (a)	444
Card and processing revenue	58	266	-	5	-	-	329
Mortgage banking net revenue	-	5	206	1	-	-	212
Other noninterest income (b)	151	53	14	18	651	-	887
Securities losses, net	-	-	-	-	(54)	-	(54)
Securities losses, net - non-qualifying hedges on MSRs	-	-	(15)	-	-	-	(15)

Total noninterest income	917	754	205	456	596	(138)	2,790
Noninterest expense:
Salaries, wages and incentives	300	438	156	173	716	-	1,783
Employee benefits	44	98	36	29	125	-	332
Technology and communications	7	5	5	1	267	-	285
Net occupancy expense	26	175	10	12	69	-	292
Card and processing expense	4	121	-	-	(2)	-	123
Equipment expense	23	50	-	1	49	-	123
Other noninterest expense	859	841	195	288	(1,025)	(138)	1,020

Total noninterest expense	1,263	1,728	402	504	199	(138)	3,958

Income (loss) before income taxes	1,393	889	(2)	122	363	-	2,765
Applicable income tax expense (benefit)	254	187	(1)	25	107	-	572

Net income (loss)	1,139	702	(1)	97	256	-	2,193

Total goodwill	$630	1,655	-	193	-	-	2,478

Total assets	$61,630	61,040	22,044	10,337	(8,982) (d)	-	146,069

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $45 for branches and land. For more information, refer to Note 8 and Note 29.
(c)	Includes impairment charges of $4 for operating lease equipment. For more information, refer to Note 9 and Note 29.
(d)	Includes bank premises and equipment of $42 classified as held for sale. For more information, refer to Note 8.
194  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total

Net interest income	$1,652	1,782	240	154	(30)	-	3,798
Provision for credit losses	38	153	40	6	24	-	261

Net interest income after provision for credit losses	1,614	1,629	200	148	(54)	-	3,537
Noninterest income:
Corporate banking revenue	348 (c)	5	-	1	(1)	-	353
Service charges on deposits	287	265	-	1	1	-	554
Wealth and asset management revenue	3	141	-	407	-	(132) (a)	419
Card and processing revenue	57	251	-	5	-	-	313
Mortgage banking net revenue	-	6	217	1	-	-	224
Other noninterest income (b)	143	88	18	4	1,104	-	1,357
Securities gains, net	-	-	-	-	2	-	2
Securities gains, net - non-qualifying hedges on MSRs	-	-	2	-	-	-	2

Total noninterest income	838	756	237	419	1,106	(132)	3,224
Noninterest expense:
Salaries, wages and incentives	252	425	152	154	650	-	1,633
Employee benefits	42	101	37	27	149	-	356
Technology and communications	9	4	2	-	230	-	245
Net occupancy expense	26	176	10	11	72	-	295
Card and processing expense	3	127	-	-	(1)	-	129
Equipment expense	18	52	-	-	47	-	117
Other noninterest expense	884	796	210	276	(1,027)	(132)	1,007

Total noninterest expense	1,234	1,681	411	468	120	(132)	3,782

Income before income taxes	1,218	704	26	99	932	-	2,979
Applicable income tax expense	391	249	9	34	116	-	799

Net income	827	455	17	65	816	-	2,180

Total goodwill	$613	1,655	-	177	-	-	2,445

Total assets	$58,456	57,931	22,218	9,494	(6,018) (d)	-	142,081

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)	Includes impairment charges of $7 for branches and land. For more information, refer to Note 8.
(c)	Includes impairment charges of $52 for operating lease equipment. For more information, refer to Note 9.
(d)	Includes bank premises and equipment of $27 classified as held for sale.
195  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
33. SUBSEQUENT EVENT

On January 31, 2020, the Bank issued and sold, under its bank notes program, $1.25 billion in aggregate principal amount of senior fixed-rate notes. The bank notes consisted of $650 million of 1.80% senior fixed-rate notes, with a maturity of three years, due on January 30, 2023; and $600 million of 2.25% senior fixed-rate notes, with a maturity of seven years, due on February 1, 2027. On or after the date that is 30 days before the maturity date, the 1.80% senior fixed-rate notes will be redeemable, in whole or in part, at any time and from time to time, at the Bank’s option at a redemption price equal to 100% of the aggregate principal amount of the 1.80% senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. The 2.25% senior fixed-rate notes will be redeemable at the Bank’s option, in whole or in part, at any time or from time to time, on or after July 31, 2020, and prior to January 4, 2027 (the “Applicable Par Call Date”), in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the 2.25% senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the 2.25% senior fixed-rate notes being redeemed that would be due if the 2.25% senior fixed-rate notes to be redeemed matured on the Applicable Par Call Date (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a
360-day
year consisting of twelve
30-day
months) at the applicable Treasury Rate plus the Applicable Spread for the Notes to be redeemed. Additionally, on or after January 4, 2027, the 2.25% senior fixed-rate notes will also be redeemable, in whole or in part, at any time and from time to time, at the Bank’s option at a redemption price equal to 100% of the aggregate principal amount of the 2.25% senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
196  Fifth Third Bancorp

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
MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2019. Management’s assessment is based on the criteria established in the
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2019. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2019. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2019. This report appears on page 198 of the annual report.
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

/s/ Greg D. Carmichael	/s/ Tayfun Tuzun
Greg D. Carmichael	Tayfun Tuzun
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 2, 2020	March 2, 2020
197  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of Fifth Third Bancorp:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Bancorp and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 2, 2020
198  Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.”
The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders.
The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS COMPENSATION,” “CEO PAY RATIO,” “HUMAN CAPITAL AND COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS,” “BOARD OF DIRECTORS COMPENSATION,” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders.
The information required by this item concerning Equity Compensation Plan information is included in Note 26 of the Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages

Public Accounting Firm	105-106 198
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	107-111

Notes to Consolidated Financial Statements	112-196
The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.
The following lists the Exhibits to the Annual Report on Form
10-K:

2.1	Agreement and Plan of Merger by and among Fifth Third Bancorp, Fifth Third Financial Corporation and MB Financial, Inc. dated as of May 20, 2018. Incorporated by reference to Exhibit 2.1 to the Registrants Current Report on Form 8-K filed with the SEC on May 22, 2018.
3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2019.
3.2	Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019.
3.3	Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.3). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
3.4	Code of Regulations of Fifth Third Bancorp, as Amended as of August 26, 2019. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2019.
4.1	Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2003.
4.2	First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
4.3	Global Security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008. (1)
4.4	Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2008.
199  Fifth Third Bancorp

4.5	First Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2011.
4.6	Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2012.
4.7	Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 7, 2012.
4.8	Deposit Agreement dated as of May 16, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC, as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.
4.9	Form of Certificate Representing the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.
4.10	Form of Depositary Receipt for the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2013.
4.11	Global Security dated as of November 20, 2013 representing Fifth Third Bancorp’s $500,000,000 4.30% Subordinated Notes due 2024. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2013. (2)
4.12	Deposit Agreement dated December 9, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.
4.13	Form of Certificate Representing the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.
4.14	Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.
4.15	Deposit Agreement dated June 5, 2014, among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.
4.16	Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.
4.17	Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference as Exhibit A to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.
4.18	Third Supplemental Indenture dated as of February 28, 2014 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2014.
4.19	Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.
4.20	Global Security dated as of July 27, 2015, representing Fifth Third Bancorp’s $1,100,000,000 in principal amount of its 2.875% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2015.
4.21	Fifth Supplemental Indenture dated as of June 15, 2017 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
4.22	Form of 2.600% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
4.23	Sixth Supplemental Indenture dated as of March 14, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.24	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.25	Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.
4.26	Form of Floating Rate Senior Notes due 2021. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.
4.27	Amendment dated as of August 31, 2018 to Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.
4.28	Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
4.29	Form of 3.650% Senior Notes due 2024. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
200   Fifth Third Bancorp

4.30	Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.
4.31	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.34). Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.
4.32	Deposit Agreement dated September 17, 2019, between Fifth Third Bancorp, as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, relating to receipts, Depositary Shares and related 4.95% Non-Cumulative Perpetual Preferred Stock, Series K. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
4.33	Form of Certificate Representing the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
4.34	Form of Depositary Receipt for the 4.95% Non-Cumulative Perpetual Preferred Stock, Series K, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2019.
4.35	Ninth Supplemental Indenture dated as of October 28, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.36	Form of 2.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.37	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation
S-K.
The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.38	Description of Registrant’s Securities.
10.1	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.2	First Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*
10.3	Second Amendment to Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated effective June 1, 2013. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*
10.4	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*
10.5	First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*
10.6	Second Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*
10.7	Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.8	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.9	First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.10	Second Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*
10.11	Third Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*
10.12	Fourth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.13	Fifth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.14	Sixth Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2015. Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.15	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2020.*
10.16	The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.17	First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*
10.18	Second Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.19	Third Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.20	Fourth Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.21	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.22	First Amendment to the Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.23	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.24	First Amendment to the Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
201  Fifth Third Bancorp

10.25	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*

10.26	First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.27	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*

10.28	First Amendment to the Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.29	Fifth Third Bancorp 2019 Incentive Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement filed on April 16, 2019 (Registration Statement No. 333-230900).*

10.30	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.31	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.32	Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.33	Second Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.34	Third Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017.*

10.35	Fourth Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*

10.36	Fifth Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2013. Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.37	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Annex 5 to the Registrant’s Proxy Statement dated February 9, 2001.*

10.38	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2005.*

10.39	Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

10.40	Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.41	First Amendment to the Fifth Third Bancorp Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.42	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.43	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.44	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.45	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.46	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.47	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.48	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.49	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.50	Master Confirmation for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.**

10.51	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated October 20, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.52	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015.**

10.53	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.**

10.54	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 16, 2015.*

10.55	Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.56	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.*

10.57	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

202  Fifth Third Bancorp

10.58	2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.59	2017 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.60	2017 Restricted Stock Unit Grant Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.61	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.62	Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.63	2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.64	2018 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.65	2018 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.66	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.67	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*

10.68	2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.69	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.70	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.71	2019 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.72	2019 Long-Term Incentive Compensation Program Overview February 2020 Grants.*

10.73	2020 Performance Share Award Agreement.*

10.74	2020 Restricted Stock Unit Agreement (for Executive Officers).*

10.75	2020 Stock Appreciation Right Award Agreement (for Executive Officers).*

10.76	2019 Restricted Stock Unit Grant Agreement (for Directors).*

10.77	Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.**

10.78	Supplemental Confirmations dated April 25, 2019, to Master Confirmation dated March 11, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.***

10.79	Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.80	Supplemental Confirmations dated August 7, 2019, to Master Confirmation dated as of August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.81	Supplemental Confirmation dated October 23, 2019, to Master Confirmation dated as of January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association.***

10.82	Employment Agreement between Fifth Third Bancorp, Fifth Third Bank, and Teresa Tanner dated July 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 3, 2019.*

14	Fifth Third Bancorp Code of Business Conduct and Ethics, as amended and restated. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2019.

21	Fifth Third Bancorp Subsidiaries, as of February 15, 2020.

23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the U.S. Department of Justice regarding indirect auto loans. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

99.2	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding indirect auto loans. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

99.3	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding credit card add-on products. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2015.

203  Fifth Third Bancorp

101.INSXBRL	Instance Document.

101.SCHXBRL	Taxonomy Extension Schema Document.

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.

101.LABXBRL	Taxonomy Extension Label Linkbase Document.

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.

(2)	Fifth Third Bancorp also entered into an identical security on November 20, 2013 representing an additional $250,000,000 in principal amount of its 4.30% Subordinated Notes due 2024.

*    Denotes management contract or compensatory plan or arrangement.
** An application for confidential treatment for selected portions of this exhibit has been filed with the SEC.
*** Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation
S-K.
ITEM 16. FORM 10–K SUMMARY
None.
204  Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIFTH THIRD BANCORP
Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer
March 2, 2020

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 2, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.
OFFICERS
:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman, President and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman

/s/ Marsha C. Williams
Marsha C. Williams
Lead Independent Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Jerry W. Burris
Jerry W. Burris

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

205  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Interest-Earning Assets

Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets

2019	$107,794	1	2,139	35,470	145,404	2,748	16,903	163,936
2018	93,876	1	1,475	33,553	128,905	2,200	12,203	142,183
2017	92,731	1	1,389	32,172	126,293	2,224	13,236	140,527
2016	94,320	1	1,865	30,099	126,285	2,303	14,870	142,173
2015	93,339	1	3,257	26,987	123,584	2,608	15,100	139,999
2014	91,127	-	3,043	21,823	115,993	2,892	14,443	131,847
2013	89,093	1	2,416	16,444	107,954	2,482	15,025	123,704
2012	84,822	2	1,493	15,319	101,636	2,355	15,643	117,562
2011	80,214	1	2,030	15,437	97,682	2,352	15,259	112,590
2010	79,232	11	3,317	16,371	98,931	2,245	14,758	112,351

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Deposits

Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office and Other	Total	Short-Term Borrowings (b)	Total
2019	$34,343	36,658	14,041	25,879	5,470	4,504	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	4,106	2,426	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	3,771	2,564	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	4,010	2,735	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared

2019	$6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,619	1,384	1.65	1.63	0.51
2013	3,973	412	3,227	3,978	1,799	2.05	2.02	0.47
2012	4,107	512	2,999	4,083	1,541	1.69	1.66	0.36
2011	4,218	661	2,455	3,804	1,094	1.20	1.18	0.28
2010	4,489	885	2,729	3,879	503	0.63	0.63	0.04

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

		Bancorp Shareholders’ Equity

Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses

2019	708,915,629	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.

(b)	Includes federal funds purchased and other short-term investments.

206  Fifth Third Bancorp

DIRECTORS AND OFFICERS
FIFTH THIRD BANCORP DIRECTORS
Greg D. Carmichael
Chairman, President &
Chief Executive Officer
Fifth Third Bancorp
Marsha C. Williams, Lead Director
Retired Chief Financial Officer
Orbitz Worldwide, Inc.
Nicholas K. Akins
Chairman, President &
Chief Executive Officer
American Electric Power Company
B. Evan Bayh III
Senior Advisor
Apollo Global Management
Jorge L. Benitez
Retired Chief Executive Officer
North America of Accenture plc
Katherine B. Blackburn
Executive Vice President
Cincinnati Bengals, Inc.
Emerson L. Brumback
Retired President & Chief Operating Officer
M&T Bank
Jerry W. Burris
President and Chief Executive Officer
Midwest Can Company
C. Bryan Daniels
Founding Partner
Prairie Capital
Thomas H. Harvey
Chief Executive Officer
Energy Innovation: Policy and Technology, LLC
Gary R. Heminger
Chief Executive Officer & Chairman
Marathon Petroleum Corporation
Jewell D. Hoover
Retired Senior Official
Comptroller of the Currency
Eileen A. Mallesch
Retired Chief Financial Officer
Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company
Michael B. McCallister
Retired Chairman & Chief Executive Officer
Humana Inc.
FIFTH THIRD BANCORP OFFICERS
Greg D. Carmichael
Chairman, President &
Chief Executive Officer
Lars C. Anderson
Executive Vice President &
Vice Chairman of Commercial Banking Strategic Growth Initiatives
Mark D. Hazel
Senior Vice President &
Controller
Kevin P. Lavender
Executive Vice President &
Head of Commercial Banking
James C. Leonard
Executive Vice President &
Chief Risk Officer
Philip R. McHugh
Executive Vice President &
Head of Regional Banking, Wealth and Asset Management, and Business Banking
Jude A. Schramm
Executive Vice President &
Chief Information Officer
Robert P. Shaffer
Executive Vice President &
Chief Human Resources Officer
Timothy N. Spence
Executive Vice President &
Head of Consumer Bank, Payments,
and Strategy
Tayfun Tuzun
Executive Vice President &
Chief Financial Officer
Susan B. Zaunbrecher
Executive Vice President,
Chief Legal Officer &
Corporate Secretary
REGIONAL PRESIDENTS
Michael Ash
David A. Call
Joseph DiRocco
Timothy Elsbrock
Mitchell S. Feiger
Lee Fite
David Girodat
Tom Heiks
Francie Henry
Kevin Hipskind
Randy Koporc
Robert W. LaClair
Michael McKay
Thomas G. Welch, Jr.
FIFTH THIRD BANCORP BOARD COMMITTEES
Audit Committee
Emerson L. Brumback, Chair
C. Bryan Daniels
Jewell D. Hoover
Jorge L. Benitez
Jerry W. Burris
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
Thomas H. Harvey
Gary R. Heminger
Marsha C. Williams
Risk and Compliance Committee
Jewell D. Hoover, Chair
B. Evan Bayh III
Jorge L. Benitez
Katherine B. Blackburn
Jerry W. Burris
C. Bryan Daniels
Thomas H. Harvey
Technology Committee
Jorge L. Benitez, Chair
Nicholas K. Akins
B. Evan Bayh III
C. Bryan Daniels
207  Fifth Third Bancorp