Form 10-Q
period 2020-03-31
FIFTH THIRD BANCORP
filed 2020-05-08
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
    No
☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
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

There were 711,911,793 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2020.

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
10-Q.
When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global
COVID-19
pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) risks relating to Fifth Third’s ability to realize the anticipated benefits of the merger with MB Financial, Inc.; (36) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (37) potential dilution from future acquisitions; (38) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (39) results of investments or acquired entities; (40) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (41) inaccuracies or other failures from the use of models; (42) effects of critical accounting policies and judgments or the use of inaccurate estimates; (43) weather-related events, other natural disasters, or health emergencies; and (44) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

Glossary of Abbreviations and Acronyms

Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL:
Allowance for Credit Losses
ALCO:
Asset Liability Management Committee
ALLL:
Allowance for Loan and Lease Losses
AOCI:
Accumulated Other Comprehensive Income (Loss)
APR:
Annual Percentage Rate
ARM:
Adjustable Rate Mortgage
ASU:
Accounting Standards Update
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
Other Real Estate Owned
OTTI:
Other-Than-Temporary Impairment
PCI:
Purchased Credit Impaired
PCD:
Purchased Credit Deteriorated
RCC:
Risk Compliance Committee
ROU:
Right-of-Use
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

TABLE 1: Selected Financial Data
	For the three months
	ended March 31,		%
($ in millions, except for per share data)	2020	2019	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,229	1,082	14
Net interest income (FTE) (a)(b)	1,233	1,086	14
Noninterest income	671	1,101	(39)
Total revenue (FTE) (a)	1,904	2,187	(13)
Provision for credit losses (c)	640	90	611
Noninterest expense	1,200	1,097	9
Net income	46	775	(94)
Net income available to common shareholders	29	760	(96)
Common Share Data
Earnings per share - basic	$0.04	1.14	(97)
Earnings per share - diluted	0.04	1.12	(97)
Cash dividends declared per common share	0.27	0.22	23
Book value per share	28.26	24.77	14
Market value per share	14.85	25.22	(41)
Financial Ratios
Return on average assets	0.11%	2.11	(95)
Return on average common equity	0.6	19.6	(97)
Return on average tangible common equity (b)	1.0	23.9	(96)
Dividend payout	675.0	19.3	NM
Average total Bancorp shareholders’ equity as a percent of average assets	12.63	11.43	10
Tangible common equity as a percent of tangible assets (excluding AOCI) (b)	7.41	8.21	(10)
Net interest margin (a)(b)	3.28	3.28	-
Net interest rate spread (a)(b)	2.98	2.87	4
Efficiency (a)(b)	63.0	50.2	26
Credit Quality
Net losses charged-off	$122	77	58
Net losses charged-off as a percent of average portfolio loans and leases	0.44%	0.32	38
ALLL as a percent of portfolio loans and leases	1.99	1.02	95
ACL as a percent of portfolio loans and leases (d)	2.13	1.14	87
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60	0.45	33
Average Balances
Loans and leases, including held for sale	$112,180	98,362	14
Securities and other short-term investments	39,033	36,101	8
Total assets	171,871	148,968	15
Transaction deposits (e)	118,096	100,647	17
Core deposits (f)	123,177	105,507	17
Wholesale funding (g)	21,832	22,187	(2)
Bancorp shareholders’ equity	21,713	17,025	28
Regulatory Capital (h)
CET1 capital	9.37%	9.60	(2)
Tier I risk-based capital	10.56	10.67	(1)
Total risk-based capital	13.59	13.68	(1)
Tier I leverage	9.37	10.32	(9)

(a)	Amounts presented on an FTE basis. The FTE adjustment for both the three months ended March 31, 2020 and 2019 was $4.

(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

(c)	The provision for credit losses is the sum of the provision for loan and lease losses and the provision for (benefit from) the reserve for unfunded commitments.

(d)	The ACL is the sum of the ALLL and the reserve for unfunded commitments.

(e)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.

(f)	Includes transaction deposits and other time deposits.

(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

(h)	Regulatory capital ratios for the three months ended March 31, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2020, the Bancorp had $185.4 billion in assets and operated 1,123 full-service banking centers and 2,464 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.
This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form
10-Q.
The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.
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
Financial Measures section of MD&A.
The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2020, net interest income on an FTE basis and noninterest income provided 65% and 35% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2020. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.
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
Noninterest income is derived from service charges on deposits, wealth and asset management revenue, commercial banking revenue, mortgage banking net revenue, card and processing revenue, leasing business revenue, net securities gains or losses and other noninterest income. Noninterest expense includes compensation and benefits, technology and communication costs, net occupancy expense, leasing business expense, equipment expense, marketing expense, card and processing expense and other noninterest expense.
COVID-19
Global Pandemic
The U.S. economy retracted at the end of the first quarter of 2020 as the spread of
COVID-19
became a global pandemic. With concerns increasing that
COVID-19
may overwhelm the health care system, states across the U.S. declared lockdowns which restricted social gatherings and ordered temporary closures of businesses deemed non-essential.
As the cases of
COVID-19
continued to rise, the disruption in the financial markets led the FRB to enact unprecedented policies to offset the forced liquidations and restore liquidity in the financial markets. The FRB cut rates to the zero lower bound, announced unlimited purchases of treasuries along with agency mortgage-backed securities and commercial mortgage-backed securities, and announced several facilities designed to support the smooth functioning of credit markets.
Government Response to the
COVID-19
Pandemic
Congress, the FRB and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the
COVID-19
pandemic. The descriptions below summarize certain significant government actions taken in response to the
COVID-19
pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.
The CARES Act
The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow
COVID-19-related
loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

temporarily expands the SBA’s business loan guarantee program through June 30, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, require six-month
deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during an eight-week covered period.
The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a
60-day
moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a
120-day
moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.
Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of
COVID-19.
Some of these funds have been used to support several FRB programs and facilities described below or additional programs or facilities that are established by its authority under Section 13(3) of the Federal Reserve Act and meeting certain criteria.
FRB Actions
The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.
In addition, the FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with
COVID-19.
Through these facilities and programs, the FRB, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.
FRB facilities and programs established, or in the process of being established, include:
•	a Paycheck Protection Program Liquidity Facility to provide financing related to Paycheck Protection Program loans made by banks;

•	a Main Street New Loan Facility, a Main Street Priority Loan Facility, and a Main Street Expanded Loan Facility to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses;

•	a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;

•	a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;

•	a Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly, to eligible participants;

•	a Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;

•	a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities;

•	a Municipal Liquidity Facility to purchase bonds directly from U.S. state, city and county issuers; and

•	a Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.

These facilities and programs are in various stages of development, and the Bancorp and the Bank may in the future participate in some of them, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity. For commercial and consumer customers, Fifth Third has provided a host of relief options, including loan covenant relief, loan maturity extensions, payment deferrals and fee waivers. For further discussion on Fifth Third’s hardship relief programs, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.
Paycheck Protection Program
As discussed above, the Bancorp is participating in the SBA’s Paycheck Protection Program which was created by the CARES Act on March 27, 2020. The Bancorp has originated approximately 11,000 loans in the amount of $3.5 billion under the program as of April 30, 2020. The Bancorp has received preliminary approval from the SBA for approximately 20,000 additional loan applications in the amount of approximately $2.1 billion under the Paycheck Protection Program as of April 30, 2020.
For more information related to Fifth Third’s hardship relief programs as a result of the
COVID-19
pandemic, refer to Note 4 and Note 7 of the Notes to Condensed Consolidated Financial Statements.
Senior Notes Offering
On January 31, 2020, the Bank issued and sold, under its bank notes program, $1.25 billion in aggregate principal amount of senior fixed-rate notes. The bank notes consisted of $650 million of 1.80% senior fixed-rate notes, with a maturity of three years, due on January 30, 2023; and $600 million of 2.25% senior fixed-rate notes, with a maturity of seven years, due on February 1, 2027. For more information on the senior notes offering, including disclosure on the redemption options, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates will occur over the course of the next few years. Although the full impact of such reforms and actions remains unclear, the Bancorp is preparing to transition from LIBOR to these alternative reference rates.
The Bancorp’s transition plan includes a number of key work streams, including continued engagement with central bank and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.
The transition away from LIBOR is expected to be gradual and complicated. There remain a number of unknown factors regarding the transition from LIBOR that could impact the Bancorp’s business, including, for example, the pace of the transition to replacement rates, including industry coalescence around an alternative reference rate such as SOFR, our ability to identify exposures to LIBOR across our business lines, the specific terms and parameters for any potential alternative reference rates, the prices of and the liquidity of trading markets for products based on the alternative reference rates, our ability to transition to and develop appropriate systems and analytics for one or more alternative reference rates, our ability to maintain contractual continuity and our ability to identify and remediate any operational issues. For a further discussion of the various risks the Bancorp faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Earnings Summary
The Bancorp’s net income available to common shareholders for the first quarter of 2020 was $29 million, or $0.04 per diluted share, which was net of $17 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2019 was $760 million, or $1.12 per diluted share, which was net of $15 million in preferred stock dividends.
Net interest income on an FTE basis
(non-GAAP)
was $1.2 billion and $1.1 billion for the three months ended March 31, 2020 and 2019, respectively. Net interest income was positively impacted by increases in average commercial and industrial loans, average commercial mortgage loans, average indirect secured consumer loans and average residential mortgage loans of $5.6 billion, $3.6 billion, $2.6 billion and $1.9 billion, respectively, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Additionally, net interest income benefited from decreases in the rates paid on average interest-bearing core deposits and average long-term debt of 31 bps and 23 bps, respectively, compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on average loans and leases of 29 bps and average taxable securities of 17 bps for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net interest income was also negatively impacted by an increase in average interest-bearing core deposits of $12.5 billion compared to the same period in the prior year. Additionally, net interest income was adversely impacted by the March 2020, October 2019, September 2019 and August 2019 decisions of the FOMC to lower the target range of the federal funds rate. Net interest income for the three months ended March 31, 2020 and 2019 included $16 million and $1 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions. Net interest margin on an FTE basis
(non-GAAP)
was 3.28% for both the three months ended March 31, 2020 and 2019.
Effective January 1, 2020, the Bancorp adopted ASU
2016-13
which established a new approach for estimating credit losses on certain types of financial instruments. The Bancorp recognized an initial increase to the ACL of approximately $653 million upon adoption of ASU
2016-13
on January 1, 2020, which included $171 million from the
non-PCD
loan portfolio resulting from the MB Financial, Inc. acquisition. The provision for credit losses was $640 million and $90 million for the three months ended March 31, 2020 and 2019, respectively. The increase in provision expense for the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the
COVID-19
pandemic, continued pressure on energy prices and commercial loan growth due to increased utilization levels on existing commitments. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology used in the first quarter of 2019 to the expected credit loss methodology used in the first quarter of 2020. Net losses charged-off
as a percent of average portfolio loans and leases were 0.44% and 0.32% for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.60% compared to 0.62% at December 31, 2019. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements.
Noninterest income decreased $430 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in other noninterest income partially offset by an increase in mortgage banking net revenue. Other noninterest income decreased $562 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income. These negative impacts were partially offset by decreases in the net losses on disposition and impairment of bank premises and equipment and the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Mortgage banking net revenue increased $64 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in origination fees and gains on loan sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $103 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in compensation and benefits expense, other noninterest expense, leasing business expense and technology and communications expense. The Bancorp recognized $7 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended March 31, 2020 compared to $76 million for the three months ended March 31, 2019. Compensation and benefits expense increased $37 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by the addition of personnel costs from the acquisition of MB Financial, Inc., partially offset by a decrease in deferred compensation expense. Compensation and benefits expense for the three months ended March 31, 2020 included $3 million of special payments to employees providing essential banking services through the
COVID-19
pandemic. Other noninterest expense increased $36 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in losses and adjustments and intangible amortization expense, partially offset by a decrease in professional service fees. Leasing business expense increased $16 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in operating lease expense driven by the acquisition of MB Financial, Inc. Technology and communications expense increased $10 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.
Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital for the three months ended March 31, 2020. The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the U.S. banking agencies with the CET1 capital ratio of 9.37%, Tier I risk-based capital ratio of 10.56%, Total risk-based capital ratio of 13.59% and Tier I leverage ratio of 9.37% as of March 31, 2020.

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

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended
	March 31,
($ in millions)	2020	2019
Net interest income (U.S. GAAP)	$1,229	1,082
Add: FTE adjustment	4	4
Net interest income on an FTE basis (1)	$1,233	1,086
Net interest income on an FTE basis (annualized) (2)	4,959	4,404

Interest income (U.S. GAAP)	$1,525	1,433
Add: FTE adjustment	4	4
Interest income on an FTE basis	$1,529	1,437
Interest income on an FTE basis (annualized) (3)	6,150	5,828

Interest expense (annualized) (4)	$1,191	1,424
Noninterest income (5)	671	1,101
Noninterest expense (6)	1,200	1,097
Average interest-earning assets (7)	151,213	134,463
Average interest-bearing liabilities (8)	109,244	97,137

Ratios:
Net interest margin on an FTE basis (2) / (7)	3.28%	3.28
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.98	2.87
Efficiency ratio on an FTE basis (6) / ((1) + (5))	63.0	50.2

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
The following table reconciles the
non-GAAP
financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

($ in millions)	March 31, 2020	March 31, 2019
Net income available to common shareholders (U.S. GAAP)	$29	760
Add: Intangible amortization, net of tax	10	2
Tangible net income available to common shareholders	$39	762
Tangible net income available to common shareholders (annualized) (1)	157	3,090

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$21,713	17,025
Less: Average preferred stock	(1,770)	(1,331)
Average goodwill	(4,251)	(2,682)
Average intangible assets	(193)	(58)
Average tangible common equity (2)	$15,499	12,954

Return on average tangible common equity (1) / (2)	1.0%	23.9

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles
non-GAAP
capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios

	March 31,	December 31,
As of ($ in millions)	2020	2019
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$21,873	21,203
Less: Preferred stock	(1,770)	(1,770)
Goodwill	(4,261)	(4,252)
Intangible assets	(184)	(201)
AOCI	(2,477)	(1,192)
Tangible common equity, excluding AOCI (1)	13,181	13,788
Add: Preferred stock	1,770	1,770
Tangible equity (2)	$14,951	15,558

Total Assets (U.S. GAAP)	$185,391	169,369
Less: Goodwill	(4,261)	(4,252)
Intangible assets	(184)	(201)
AOCI, before tax	(3,135)	(1,509)
Tangible assets, excluding AOCI (3)	$177,811	163,407

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.41%	9.52
Tangible common equity as a percentage of tangible assets (1) / (3)	7.41	8.44

RECENT ACCOUNTING STANDARDS
Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.
CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019. On January 1, 2020, the Bancorp adopted on a prospective basis ASU 2016
-
13 (“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) and its related subsequent amendments, along with ASU 2017
-
04 (“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”). For additional information about these ASUs and their impacts on the Bancorp, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. In conjunction with the adoption of these ASUs, the Bancorp has revised its Critical Accounting Policies for the ALLL, reserve for unfunded commitments and goodwill as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for discussion on the critical accounting policies for the ALLL, reserve for unfunded commitments and goodwill for periods prior to January 1, 2020. There have been no other material changes to the valuation techniques or models during the three months ended March 31, 2020.
ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.
The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not adjusted for expected extensions, renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivables on loans and leases are presented in other assets in the Condensed Consolidated Balance Sheets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivables. For additional information on the Bancorp’s accounting policies related to nonaccrual loans and leases, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit losses are charged and recoveries are credited to the ALLL. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans and leases, including historical credit loss experience, current and forecasted market and economic conditions and consideration of various qualitative factors that, in management’s judgment, deserve consideration in estimating expected credit losses. Provisions for credit losses are recorded for the amounts necessary to adjust the ALLL to the Bancorp’s current estimate of expected credit losses on portfolio loans and leases. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.
The Bancorp’s methodology for determining the ALLL requires significant management judgment and includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated.
Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit observed credit weaknesses, as well as loans that have been modified in a TDR, are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell. Individually evaluated loans and leases that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated commercial loans and leases, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off
experience.
Expected credit losses are estimated on a collective basis for loans and leases that are not individually evaluated. These include commercial loans and leases that do not meet the criteria for individual evaluation as well as homogeneous loans in the residential mortgage and consumer portfolio segments. For collectively evaluated loans and leases, the Bancorp uses models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The estimate of the expected balance at the time of default considers prepayments and, for loans with available credit, expected utilization rates. The Bancorp’s expected credit loss models were developed based on historical credit loss experience and observations of migration patterns for various credit risk characteristics (such as internal credit risk grades, external credit ratings or scores, delinquency status, loan-to-value
trends, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions. The Bancorp developed its models from historical observations capturing a full economic cycle when possible.
The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable. Generally, the Bancorp considers its forecasts to be reasonable and supportable for a period of up to three years from the estimation date. For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information without adjustment for changes in economic conditions. This reversion is phased in rateably over a two-year
period. The Bancorp evaluates the length of its reasonable and supportable forecast period, its reversion period and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.
The Bancorp also considers qualitative factors in determining the ALLL. These considerations inherently require significant management judgment to determine the appropriate factors to be considered and the extent of their impact on the ALLL estimate. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the Bancorp’s expected credit loss models. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers and changes in product structures. Qualitative factors may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology. When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect that changing economic conditions may have on the Bancorp’s customers.
Overall, the collective evaluation process requires significant management judgment when determining the estimation methodology and inputs into the models, as well as in evaluating the reasonableness of the modeled results and the appropriateness of qualitative adjustments. The Bancorp’s forecasts of market and economic conditions and the internal risk grades assigned to loans and leases in the commercial portfolio segment are examples of inputs to the expected credit loss models that require significant management judgment. These inputs have the potential to drive significant variability in the resulting ALLL.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Allowance for Credit Losses subsection of the Risk Management section of MD&A for a discussion on the Bancorp’s ALLL sensitivity analysis.
Reserve for Unfunded Commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities and is included in other liabilities in the Condensed Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon expected credit losses over the remaining contractual life of the commitments, taking into consideration the current funded balance and estimated exposure over the reasonable and supportable forecast period. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in provision for credit losses in the Condensed Consolidated Statements of Income.
Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment.
Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.
The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. During the first quarter of 2020, in consideration of the deterioration in macroeconomic conditions and industry and market conditions due to the
COVID-19
pandemic, the Bancorp performed a qualitative assessment of its goodwill. Based upon this assessment, the Bancorp concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amounts. While there was no indication of impairment as of March 31, 2020, further deterioration in economic conditions could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Bancorp’s results of operations in the period such charges are recognized. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

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
Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2020 and 2019, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.
Net interest income on an FTE basis
(non-GAAP)
was $1.2 billion and $1.1 billion for the three months ended March 31, 2020 and 2019, respectively. Net interest income was positively impacted by increases in average commercial and industrial loans, average commercial mortgage loans, average indirect secured consumer loans and average residential mortgage loans of $5.6 billion, $3.6 billion, $2.6 billion and $1.9 billion, respectively, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Additionally, net interest income benefited from decreases in the rates paid on average interest-bearing core deposits and average long-term debt of 31 bps and 23 bps, respectively, compared to the same period in the prior year. Net interest income for the first quarter of 2020 was also positively impacted by LIBOR/Federal Funds spread widening, as the Federal Funds rate has fallen faster than LIBOR. These positive impacts were partially offset by decreases in yields on average loans and leases of 29 bps and average taxable securities of 17 bps for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net interest income was also negatively impacted by an increase in average interest-bearing core deposits of $12.5 billion compared to the same period in the prior year. Additionally, net interest income was adversely impacted by the March 2020, October 2019, September 2019 and August 2019 decisions of the FOMC to lower the target range of the federal funds rate. Net interest income for the three months ended March 31, 2020 and 2019 included $16 million and $1 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions. The LIBOR/Federal Funds spread widening typically benefits the Bancorp as it generally results in loan yields decreasing more slowly than deposit costs. The Bancorp expects this spread to normalize during 2020 and net interest income will be impacted by the speed and magnitude of the spread compression. To the extent that
1-Month
LIBOR average converges towards the Federal Funds rate, net interest income could be negatively impacted by approximately $1 million per quarter for each basis point of LIBOR/Federal Funds spread contraction. However, the impact of lower LIBOR rates on net interest income should be partially offset by additional deposit rate reductions and a higher contribution from the derivative portfolio.
Net interest rate spread on an FTE basis
(non-GAAP)
was 2.98% during the three months ended March 31, 2020 compared to 2.87% in the same period in the prior year. Rates paid on average interest-bearing liabilities decreased 37 bps, partially offset by a 26 bps decrease in the yields on average interest-earning assets for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Net interest margin on an FTE basis
(non-GAAP)
was 3.28% for both the three months ended March 31, 2020 and 2019. Net interest margin was positively impacted by the previously mentioned increase in the net interest rate spread as well as an increase in average free funding balances. The increase in average free funding balances was driven by increases in average demand deposits and average shareholders’ equity of $5.2 billion and $4.7 billion, respectively, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These positive impacts were offset by an increase in average interest-earning assets of $16.8 billion for the three months ended March 31, 2020 compared to the same period in the prior year. Net interest margin results are expected to be negatively impacted in the second quarter of 2020 as a result of increased liquidity levels in the form of excess cash balances which increased in size near the end of the first quarter of 2020 and continued to increase in the month of April, the impact of the $3.5 billion in loans originated in April of 2020 through the Paycheck Protection Program, as well as the aforementioned LIBOR/Federal Funds spread dynamics.
Interest income on an FTE basis
(non-GAAP)
from loans and leases increased $92 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 driven by the previously mentioned increases in average commercial and industrial loans, average commercial mortgage loans, average indirect secured consumer loans and average residential mortgage loans, partially offset by the previously mentioned decrease in yields on average loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis
(non-GAAP)
from investment securities and other short-term investments remained flat during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as increases in average investment securities and average other short-term investments were offset by decreases in the yields on average investment securities and average other short-term investments.
Interest expense on core deposits decreased $35 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in the cost of average interest-bearing core deposits to 68 bps for the three months ended March 31, 2020 from 99 bps for the three months ended March 31, 2019. The decrease in the cost of average interest-bearing core deposits from March 31, 2019 was primarily due to decreases in the cost of average interest checking deposits and average money market deposits of 43 bps and 31 bps, respectively. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense on average wholesale funding decreased $20 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to decreases in the balance of and rates paid on average federal funds purchased as well as a decrease in the rates paid on average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2020 and 2019, average wholesale funding represented 20% and 23%, respectively, of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the three months ended	March 31, 2020			March 31, 2019			Attribution of Change in Net Interest Income (a)
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
($ in millions)	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases: (b)
Commercial and industrial loans	$51,693	546	4.25%	$46,070	530	4.67%	$67	(51)	16
Commercial mortgage loans	11,020	122	4.44	7,417	88	4.80	41	(7)	34
Commercial construction loans	5,132	61	4.82	4,838	66	5.55	4	(9)	(5)
Commercial leases	3,201	28	3.46	3,555	27	3.08	(2)	3	1
Total commercial loans and leases	71,046	757	4.28	61,880	711	4.66	110	(64)	46
Residential mortgage loans	18,024	163	3.63	16,150	147	3.71	20	(4)	16
Home equity	6,006	70	4.71	6,356	84	5.34	(5)	(9)	(14)
Indirect secured consumer loans	11,809	120	4.09	9,176	86	3.79	26	8	34
Credit card	2,498	75	12.13	2,396	75	12.63	3	(3)	-
Other consumer loans	2,797	54	7.71	2,404	44	7.49	9	1	10
Total consumer loans	41,134	482	4.71	36,482	436	4.85	53	(7)	46
Total loans and leases	$112,180	1,239	4.44%	$98,362	1,147	4.73%	$163	(71)	92
Securities:
Taxable	35,973	282	3.15	34,320	281	3.32	15	(14)	1
Exempt from income taxes (b)	162	1	3.04	28	-	4.80	1	-	1
Other short-term investments	2,898	7	0.97	1,753	9	1.97	4	(6)	(2)
Total interest-earning assets	$151,213	1,529	4.07%	$134,463	1,437	4.33%	$183	(91)	92
Cash and due from banks	2,880			2,217
Other assets	19,623			13,391
Allowance for loan and lease losses	(1,845)			(1,103)
Total assets	$171,871			$148,968
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$40,298	75	0.75%	$33,697	97	1.18%	$18	(40)	(22)
Savings deposits	14,715	5	0.13	13,052	5	0.15	1	(1)	-
Money market deposits	27,109	48	0.72	23,133	59	1.03	9	(20)	(11)
Foreign office deposits	209	-	0.57	208	-	0.60	-	-	-
Other time deposits	5,081	20	1.56	4,860	22	1.80	1	(3)	(2)
Total interest-bearing core deposits	87,412	148	0.68	74,950	183	0.99	29	(64)	(35)
Certificates $100,000 and over	3,355	17	2.09	3,358	18	2.13	(1)	-	(1)
Other deposits	257	1	0.85	726	4	2.43	(1)	(2)	(3)
Federal funds purchased	654	2	1.13	2,019	12	2.43	(5)	(5)	(10)
Other short-term borrowings	1,750	6	1.32	646	6	3.62	5	(5)	-
Long-term debt	15,816	122	3.12	15,438	128	3.35	3	(9)	(6)
Total interest-bearing liabilities	$109,244	296	1.09%	$97,137	351	1.46%	$30	(85)	(55)
Demand deposits	35,765			30,557
Other liabilities	5,149			4,227
Total liabilities	$150,158			$131,921
Total equity	$21,713			$17,047
Total liabilities and equity	$171,871			$148,968
Net interest income (FTE) (c)		$1,233			$1,086		$153	(6)	147
Net interest margin (FTE) (c)			3.28%			3.28%
Net interest rate spread (FTE) (c)			2.98			2.87
Interest-bearing liabilities to interest-earning assets			72.24			72.24

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	The FTE adjustments included in the above table were $4 for both the three months ended March 31, 2020 and 2019.

(c)	Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Credit Losses
The Bancorp provides as an expense an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit that is based on factors discussed in the Critical Accounting Policies section of this Quarterly Report on Form
10-Q.
The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off
loans and leases.
The provision for credit losses was $640 million and $90 million for the three months ended March 31, 2020 and 2019, respectively. The increase in provision expense for the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the
COVID-19
pandemic, continued pressure on energy prices and commercial loan growth due to increased utilization levels on existing commitments. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology used in the first quarter of 2019 to the expected credit loss methodology used in the first quarter of 2020.
The ALLL increased $1.1 billion from December 31, 2019 to $2.3 billion at March 31, 2020. At March 31, 2020, the ALLL as a percent of portfolio loans and leases increased to 1.99%, compared to 1.10% at December 31, 2019. The reserve for unfunded commitments increased $25 million from December 31, 2019 to $169 million at March 31, 2020. The ACL as a percent of portfolio loans and leases increased to 2.13% at March 31, 2020, compared to 1.23% at December 31, 2019. These increases reflect the adoption of ASU
2016-13,
which resulted in a combined increase to the ALLL and reserve for unfunded commitments of approximately $653 million, as well as the previously mentioned items impacting the provision for credit losses.
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
Noninterest Income
Noninterest income decreased $430 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
The following table presents the components of noninterest income:
TABLE 6: Components of Noninterest Income
(a)

		For the three months ended
		March 31,
($ in millions)		2020	2019	% Change

Service charges on deposits	$	148	131	13
Wealth and asset management revenue		134	112	20
Commercial banking revenue		124	103	20
Mortgage banking net revenue		120	56	114
Card and processing revenue		86	79	9
Leasing business revenue		73	32	128
Other noninterest income		7	569	(99)
Securities (losses) gains, net		(24)	16	NM
Securities gains, net - non-qualifying hedges on MSRs		3	3	-
Total noninterest income	$	671	1,101	(39)

(a)
During the first quarter of 2020, certain noninterest income line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.

Service charges on deposits
Service charges on deposits increased $17 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase of $18 million in commercial deposit fees partially offset by a decrease of $1 million in consumer deposit fees.
Wealth and asset management revenue
Wealth and asset management revenue increased $22 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase from the prior year was primarily driven by increases in private client service fees, broker income and institutional fees of $10 million, $6 million, and $5 million, respectively. The Bancorp’s trust and registered investment advisory businesses had approximately $374 billion and $394 billion in total assets under care as of March 31, 2020 and 2019, respectively, and managed $42 billion and $44 billion in assets for individuals, corporations and not-for-profit
organizations as of March 31, 2020 and 2019, respectively. The Bancorp expects wealth and asset management revenue to be adversely affected by the recent equity market dynamics.
Commercial banking revenue
Commercial banking revenue increased $21 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase from the prior year was primarily driven by increases in institutional sales, contract revenue from commercial customer derivatives and bridge fees of $8 million, $7 million and $5 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue
Mortgage banking net revenue increased $64 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The Bancorp expects mortgage banking net revenue in the second quarter of 2020 to be adversely impacted by
COVID-19.
The following table presents the components of mortgage banking net revenue:
TABLE 7: Components of Mortgage Banking Net Revenue

		For the three months ended
		March 31,
($ in millions)		2020	2019
Origination fees and gains on loan sales	$	81	25
Net mortgage servicing revenue:
Gross mortgage servicing fees		67	55
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs		(28)	(24)
Net mortgage servicing revenue		39	31
Total mortgage banking net revenue	$	120	56

Origination fees and gains on loan sales increased $56 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by an increase in originations due to the lower interest rate environment. Residential mortgage loan originations increased to $4.0 billion for the three months ended March 31, 2020 from $1.6 billion for the three months ended March 31, 2019.
Net mortgage servicing revenue increased $8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in gross mortgage servicing fees of $12 million, partially offset by an increase in net negative valuation adjustments of $4 million. Refer to Table 8 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying
hedging strategy.
TABLE 8: Components of Net Valuation Adjustments on MSRs

		For the three months ended
		March 31,
($ in millions)		2020	2019
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$	350	60
Changes in fair value:
Due to changes in inputs or assumptions		(331)	(57)
Other changes in fair value		(47)	(27)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$	(28)	(24)

Mortgage rates decreased during both the three months ended March 31, 2020 and 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $331 million and $57 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $47 million and $27 million, respectively, due to the impact of contractual principal payments and actual prepayment activity during the three months ended March 31, 2020 and 2019.
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
In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying
hedging strategy. The Bancorp recognized net gains of $3 million during both the three months ended March 31, 2020 and 2019 recorded in securities gains, net -
non-qualifying
hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.
The Bancorp’s total residential mortgage loans serviced as of March 31, 2020 and 2019 were $99.8 billion and $101.3 billion, respectively, with $81.9 billion and $83.9 billion, respectively, of residential mortgage loans serviced for others.
Card and processing revenue
Card and processing revenue increased $7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by the MB Financial, Inc. acquisition as well as increases in other interchange revenue, the number of actively used cards and customer spend volume.
Leasing business revenue
Leasing business revenue increased $41 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase from the prior year was primarily driven by increases in operating lease income, lease syndication fees and leasing business solutions revenue of $18 million, $12 million and $7 million, respectively. The increases in operating lease income and leasing business solutions revenue were driven by the acquisition of MB Financial, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income
The following table presents the components of other noninterest income:
TABLE 9: Components of Other Noninterest Income

		For the three months ended
		March 31,
($ in millions)		2020	2019
BOLI income	$	15	14
Cardholder fees		11	14
Insurance income		6	6
Consumer loan and lease fees		5	5
Banking center income		5	5
Loss on swap associated with the sale of Visa, Inc. Class B Shares		(22)	(31)
Private equity investment (loss) income		(14)	4
Net losses on disposition and impairment of bank premises and equipment		(3)	(20)
Gain on sale of Worldpay, Inc. shares		-	562
Equity method income from interest in Worldpay Holding, LLC		-	2
Net gains on loan sales		-	1
Other, net		4	7
Total other noninterest income	$	7	569

Other noninterest income decreased $562 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income. These negative impacts were partially offset by decreases in the net losses on disposition and impairment of bank premises and equipment and the loss on the swap associated with the sale of Visa, Inc. Class B Shares.
The Bancorp recognized a $562 million gain related to the sale of Worldpay, Inc. shares during the three months ended March 31, 2019. Private equity investment income decreased $18 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by valuation adjustments and impairment charges recognized on certain private equity investments during the three months ended March 31, 2020. For additional information on the valuation of private equity investments, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements.
Net losses on disposition and impairment of bank premises and equipment decreased $17 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was driven by the impact of impairment charges of $3 million during the three months ended March 31, 2020 compared to $20 million during the three months ended March 31, 2019. For additional information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized negative valuation adjustments of $22 million related to the Visa total return swap during the three months ended March 31, 2020 compared to negative valuation adjustments of $31 million during the three months ended March 31, 2019. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements.
Noninterest Expense
Noninterest expense increased $103 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in compensation and benefits expense, other noninterest expense, leasing business expense and technology and communications expense. The following table presents the components of noninterest expense:
TABLE 10: Components of Noninterest Expense
(a)

		For the three months ended
		March 31,
($ in millions)		2020	2019	% Change
Compensation and benefits	$	647	610	6
Technology and communications		93	83	12
Net occupancy expense		82	75	9
Leasing business expense		35	19	84
Equipment expense		32	30	7
Marketing expense		31	36	(14)
Card and processing expense		31	31	-
Other noninterest expense		249	213	17
Total noninterest expense	$	1,200	1,097	9
Efficiency ratio on an FTE basis (b)		63.0%	50.2

(a)
During the first quarter of 2020, certain noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest expense did not change as a result of these reclassifications.

(b)	This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized $7 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended March 31, 2020 compared to $76 million for the three months ended March 31, 2019. The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 11: Merger-Related Expenses
		For the three months ended
		March 31,
($ in millions)		2020	2019
Compensation and benefits	$	2	35
Technology and communications		3	11
Net occupancy expense		1	-
Marketing expense		-	4
Other noninterest expense		1	26
Total	$	7	76

Compensation and benefits expense increased $37 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by the addition of personnel costs from the acquisition of MB Financial, Inc., partially offset by a decrease in deferred compensation expense. Compensation and benefits expense for the three months ended March 31, 2020 included $3 million of special payments to employees providing essential banking services through the
COVID-19
pandemic. Full-time equivalent employees totaled 20,182 at March 31, 2020 compared to 20,115 at March 31, 2019.
Technology and communications expense increased $10 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
Leasing business expense increased $16 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in operating lease expense driven by the acquisition of MB Financial, Inc.
The following table presents the components of other noninterest expense:
TABLE 12: Components of Other Noninterest Expense

		For the three months ended
		March 31,
($ in millions)		2020	2019
Losses and adjustments	$	54	22
Loan and lease		35	27
FDIC insurance and other taxes		25	20
Data processing		18	16
Travel		15	14
Intangible amortization		13	3
Professional service fees		10	19
Postal and courier		10	9
Recruitment and education		6	11
Supplies		4	3
Insurance		4	3
Donations		3	3
Other, net		52	63
Total other noninterest expense	$	249	213

Other noninterest expense increased $36 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in losses and adjustments and intangible amortization expense, partially offset by a decrease in professional service fees.
Losses and adjustments increased $32 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in credit valuation adjustments on derivatives associated with customer accommodation contracts. Intangible amortization expense increased $10 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by the amortization of intangible assets identified in the acquisition of MB Financial, Inc. Professional service fees decreased $9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in consulting fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes
The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:
TABLE 13: Applicable Income Taxes

		For the three months ended
		March 31,
($ in millions)		2020	2019
Income before income taxes	$	60	996
Applicable income tax expense		14	221
Effective tax rate		22.6%	22.2

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
The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period in the prior year was primarily related to an increase in state income tax expense, partially offset by certain other items.
For stock-based awards, U.S. GAAP requires that the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at March 31, 2020, the Bancorp estimates that it may be necessary to recognize $14 million of additional income tax expense over the next twelve months related to the settlement of stock-based awards primarily in the second quarter of 2020. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS
Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 14 summarizes end of period loans and leases, including loans and leases held for sale and Table 15 summarizes average total loans and leases, including average loans and leases held for sale.
TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)

		March 31, 2020		December 31, 2019
As of ($ in millions)		Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$	58,314	49%	$50,677	46%
Commercial mortgage loans		11,161	9	10,964	10
Commercial construction loans		5,462	4	5,090	4
Commercial leases		3,123	3	3,363	3
Total commercial loans and leases		78,060	65	70,094	63
Consumer loans:
Residential mortgage loans		18,266	15	17,988	16
Home equity		5,963	5	6,083	6
Indirect secured consumer loans		12,050	10	11,538	10
Credit card		2,417	2	2,532	2
Other consumer loans		2,911	3	2,723	3
Total consumer loans		41,607	35	40,864	37
Total loans and leases	$	119,667	100%	$110,958	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$	118,037		$109,558

Total loans and leases, including loans and leases held for sale, increased $8.7 billion, or 8%, from December 31, 2019. The increase from December 31, 2019 was the result of an $8.0 billion, or 11%, increase in commercial loans and leases as well as a $743 million, or 2%, increase in consumer loans.
Commercial loans and leases increased $8.0 billion from December 31, 2019 due to increases in commercial and industrial loans, commercial construction loans and commercial mortgage loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $7.6 billion, or 15%, from December 31, 2019 primarily as a result of an increase in revolving line of credit utilization, as well as a decrease in payoffs during the three months ended March 31, 2020. The increase in revolving line of credit utilization was primarily experienced during the last month of the quarter. Since quarter-end,
revolving line of credit utilization rates have generally stabilized, as certain commercial borrowers, particularly middle market clients, have begun paying down revolving lines of credit reflecting the stabilizing market conditions and the ability to access other funding sources. Commercial construction loans increased $372 million, or 7% from December 31, 2019 primarily as a result of increased line of credit utilization as well as seasonally low payoffs. Commercial mortgage loans increased $197 million, or 2%, from December 31, 2019 primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial leases decreased $240 million, or 7% from December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship
based lease originations.
Consumer loans increased $743 million from December 31, 2019 due to increases in indirect secured consumer loans, residential mortgage loans and other consumer loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $512 million, or 4%, from December 31, 2019 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $278 million, or 2%, from December 31, 2019 primarily driven by higher production and the continued retention of certain ARMs and certain other fixed-rate loans. Other consumer loans increased $188 million, or 7%, from December 31, 2019 primarily due to growth in point-of-sale
loan originations. Home equity decreased $120 million, or 2%, from December 31, 2019 as payoffs exceeded new loan production. Credit card decreased $115 million, or 5%, from December 31, 2019 as a result of seasonal paydowns on year-end
balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)

		March 31, 2020		March 31, 2019
For the three months ended ($ in millions)		Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$	51,693	46%	$46,070	48%
Commercial mortgage loans		11,020	10	7,417	8
Commercial construction loans		5,132	4	4,838	5
Commercial leases		3,201	3	3,555	4
Total commercial loans and leases		71,046	63	61,880	65
Consumer loans:
Residential mortgage loans		18,024	16	16,150	16
Home equity		6,006	5	6,356	6
Indirect secured consumer loans		11,809	11	9,176	9
Credit card		2,498	2	2,396	2
Other consumer loans		2,797	3	2,404	2
Total consumer loans		41,134	37	36,482	35
Total average loans and leases	$	112,180	100%	$98,362	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$	110,779		$97,773

Average loans and leases, including average loans and leases held for sale, increased $13.8 billion, or 14%, for the three months ended March 31, 2020 compared to the same period in the prior year as a result of a $9.2 billion, or 15%, increase in average commercial loans and leases as well as a $4.6 billion, or 13%, increase in average consumer loans.
Average commercial loans and leases increased $9.2 billion for the three months ended March 31, 2020 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $5.6 billion, or 12%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the acquisition of MB Financial, Inc. as well as an increase in revolving line of credit utilization, as discussed above. Average commercial mortgage loans increased $3.6 billion, or 49%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. Average commercial construction loans increased $294 million, or 6%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily as a result of an increase in draw levels on existing commitments. Average commercial leases decreased $354 million, or 10%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship
based lease originations.
Average consumer loans increased $4.6 billion for the three months ended March 31, 2020 compared to the same period in the prior year due to increases in average indirect secured consumer loans, average residential mortgage loans, average other consumer loans and average credit card, partially offset by a decrease in average home equity. Average indirect secured consumer loans increased $2.6 billion, or 29%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the acquisition of MB Financial, Inc. and loan production exceeding payoffs. Average residential mortgage loans increased $1.9 billion, or 12%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the acquisition of MB Financial, Inc., higher production and the continued retention of certain ARMs and certain other fixed-rate loans. Average other consumer loans increased $393 million, or 16%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to growth in point-of-sale
loan originations. Average credit card increased $102 million, or 4%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in balance-active customers and average balance per active customer. Average home equity decreased $350 million, or 6%, for the three months ended March 31, 2020 compared to the same period in the prior year as payoffs exceeded new loan production.
Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $39.6 billion and $36.9 billion at March 31, 2020 and December 31, 2019, respectively. The taxable available-for-sale
debt and other investment securities portfolio had an effective duration of 4.7 years at March 31, 2020 compared to 5.1 years at December 31, 2019.
Debt securities are classified as
available-for-sale
when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity
and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2020, the Bancorp’s investment portfolio consisted primarily of
AAA-rated
available-for-sale
debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale
debt and other securities at both March 31, 2020 and December 31, 2019, respectively.
Upon adoption of ASU
2016-13
on January 1, 2020, the Bancorp evaluates
available-for-sale
debt and other securities in an unrealized loss position to determine whether all or a portion of the unrealized loss on such securities is a credit loss. If credit losses are identified, they are generally recognized as an allowance for credit losses (a contra account to the amortized cost basis of the securities) with the periodic change in the allowance recognized in earnings. Prior to January 1, 2020, investment securities were evaluated for OTTI with any identified OTTI recognized as a charge to income and a direct reduction of the amortized cost basis of the securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At March 31, 2020, the Bancorp completed its evaluation of the available-for-sale
debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. During the three months ended March 31, 2019, the Bancorp did not recognize any OTTI on its available-for-sale
debt and other securities.
The following table summarizes the end of period components of investment securities:
TABLE 16: Components of Investment Securities

	March 31,	December 31,
As of ($ in millions)	2020	2019
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$74	74
Obligations of states and political subdivisions securities	17	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	13,350	13,746
Agency commercial mortgage-backed securities	16,395	15,141
Non-agency commercial mortgage-backed securities	3,229	3,242
Asset-backed securities and other debt securities	2,747	2,189
Other securities (a)	616	556
Total available-for-sale debt and other securities	$36,428	34,966
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$15	15
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$17	17
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$50	2
Obligations of states and political subdivisions securities	28	9
Agency residential mortgage-backed securities	55	55
Non-agency residential mortgage-backed securities	4	-
Asset-backed securities and other debt securities	296	231
Total trading debt securities	$433	297
Total equity securities (fair value)	$459	564

(a)
Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $136, $478 and $2, respectively, at March 31, 2020 and $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

On an amortized cost basis,
available-for-sale
debt and other securities increased $1.5 billion from December 31, 2019 primarily due to an increase in agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in agency residential mortgage-backed securities.
On an amortized cost basis,
available-for-sale
debt and other securities were 22% and 24% of total interest-earning assets at March 31, 2020 and December 31, 2019, respectively. The estimated weighted-average life of the debt securities in the available-for-sale
debt and other securities portfolio was 6.4 years at March 31, 2020 compared to 6.6 years at December 31, 2019. In addition, at March 31, 2020, the debt securities in the available-for-sale
debt and other securities portfolio had a weighted-average yield of 3.16% compared to 3.22% at December 31, 2019.
Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale
debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale
debt and other securities portfolio were $2.2 billion at March 31, 2020 compared to $1.1 billion at December 31, 2019. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
			Weighted-Average	Weighted-Average
As of March 31, 2020 ($ in millions)	Amortized Cost	Fair Value	Life (in years)	Yield
U.S. Treasury and federal agency securities:
Average life 1 – 5 years	$74	78	2.8	2.15%
Total	$74	78	2.8	2.15%
Obligations of states and political subdivisions securities:
Average life of 1 year or less	2	2	-	0.15
Average life 1 – 5 years	15	15	2.8	2.01
Total	$17	17	2.5	1.82%
Agency residential mortgage-backed securities:
Average life of 1 year or less	10	10	0.7	3.37
Average life 1 – 5 years	7,206	7,610	3.6	3.06
Average life 5 – 10 years	5,401	5,740	6.8	3.09
Average life greater than 10 years	733	784	14.2	3.21
Total	$13,350	14,144	5.5	3.08%
Agency commercial mortgage-backed securities: (a)
Average life of 1 year or less	18	19	0.5	3.28
Average life 1 – 5 years	4,036	4,362	3.1	3.20
Average life 5 – 10 years	8,850	9,598	7.3	3.22
Average life greater than 10 years	3,491	3,819	13.4	3.18
Total	$16,395	17,798	7.6	3.20%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	8	8	0.8	3.47
Average life 1 – 5 years	1,922	1,970	4.0	3.28
Average life 5 – 10 years	1,299	1,337	5.7	3.30
Total	$3,229	3,315	4.7	3.28%
Asset-backed securities and other debt securities:
Average life of 1 year or less	105	101	0.5	3.23
Average life 1 – 5 years	1,141	1,130	2.6	3.66
Average life 5 – 10 years	1,168	1,123	6.9	2.91
Average life greater than 10 years	333	323	12.2	2.64
Total	$2,747	2,677	5.6	3.20%
Other securities	616	616
Total available-for-sale debt and other securities	$36,428	38,645	6.4	3.16%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.02% and 0.01% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the Federal Reserve. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $6.3 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively. The increase of $4.3 billion from December 31, 2019 was primarily attributable to the decision to draw down on FHLB borrowing capacity to hold more balance sheet liquidity at the end of March given the uncertain economic environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 72% and 71% of the Bancorp’s average asset funding base at March 31, 2020 and December 31, 2019, respectively.
The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
		March 31, 2020		December 31, 2019

As of ($ in millions)		Balance	% of Total	Balance	% of Total

Demand	$	39,533	29%	$35,968	28%
Interest checking		44,520	33	40,409	33
Savings		15,557	12	14,248	11
Money market		27,775	21	27,277	21
Foreign office		177	-	221	-
Total transaction deposits		127,562	95	118,123	93
Other time		4,683	3	5,237	4
Total core deposits		132,245	98	123,360	97
Certificates $100,000 and over (a)		2,816	2	3,702	3
Total deposits	$	135,061	100%	$127,062	100%

(a)	Includes $1.5 billion and $2.1 billion of institutional, retail and wholesale certificates $250,000 and over at March 31, 2020 and December 31, 2019, respectively.

Core deposits increased $8.9 billion, or 7%, from December 31, 2019 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $9.4 billion, or 8%, from December 31, 2019 primarily due to increases in interest checking deposits, demand deposits and savings deposits. Interest checking deposits increased $4.1 billion, or 10%, and demand deposits increased $3.6 billion, or 10%, from December 31, 2019 primarily as a result of higher balances per commercial customer account due to the current economic environment. Savings deposits increased $1.3 billion, or 9%, from December 31, 2019 primarily as a result of promotional product offerings and higher balances per customer account due to the current economic environment. Other time deposits decreased $554 million, or 11%, from December 31, 2019 primarily due to lower rates on certificates less than $100,000.
Certificates $100,000 and over decreased $886 million, or 24%, from December 31, 2019 primarily due to a decrease in retail brokered certificates of deposit issued since December 31, 2019.
The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
		March 31, 2020		March 31, 2019

($ in millions)		Balance	% of Total	Balance	% of Total

Demand	$	35,765	28%	$30,557	28%
Interest checking		40,298	32	33,697	31
Savings		14,715	12	13,052	12
Money market		27,109	21	23,133	21
Foreign office		209	-	208	-
Total transaction deposits		118,096	93	100,647	92
Other time		5,081	4	4,860	4
Total core deposits		123,177	97	105,507	96
Certificates $100,000 and over (a)		3,355	3	3,358	3
Other deposits		257	-	726	1
Total average deposits	$	126,789	100%	$109,591	100%

(a)
Includes $1.7 billion and $2.0 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended March 31, 2020 and 2019, respectively.
On an average basis, core deposits increased $17.7 billion, or 17%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase of $17.4 billion in average transaction deposits. The increase in average transaction deposits was driven primarily by increases in average interest checking deposits, average demand deposits, average money market deposits and average savings deposits. Average interest checking deposits increased $6.6 billion, or 20%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in average balance per commercial customer account and the MB Financial, Inc. acquisition. Average demand deposits increased $5.2 billion, or 17%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition. Average money market deposits increased $4.0 billion, or 17%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition as well as promotional product offerings, which drove consumer customer acquisition. Average savings deposits increased $1.7 billion, or 13%, for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition.
Average other deposits decreased $469 million, or 65%, primarily due to a decrease in average Eurodollar trade deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities
The contractual maturities of certificates $100,000 and over as of March 31, 2020 are summarized in the following table:

TABLE 20: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,292
3-6 months	545
6-12 months	575
After 12 months	404
Total certificates $100,000 and over	$2,816

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2020 are summarized in the following table:

TABLE 21: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)
Next 12 months	$6,459
13-24 months	755
25-36 months	145
37-48 months	46
49-60 months	82
After 60 months	12
Total other time deposits and certificates $100,000 and over	$7,499

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Average total borrowings as a percent of average interest-bearing liabilities were 17% at both March 31, 2020 and December 31, 2019.
The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	March 31, 2020	December 31, 2019
Federal funds purchased	$1,625	260
Other short-term borrowings	4,542	1,011
Long-term debt	16,282	14,970
Total borrowings	$22,449	16,241

Total borrowings increased $6.2 billion, or 38%, from December 31, 2019 due to increases in other short-term borrowings, federal funds purchased and long-term debt. Other short-term borrowings increased $3.5 billion from December 31, 2019 primarily from FHLB advances to fund the previously discussed increase in other short-term investments. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. Federal funds purchased increased $1.4 billion from December 31, 2019 primarily due to increased liquidity needs as a result of the current economic environment. Long-term debt increased $1.3 billion from December 31, 2019 primarily driven by the issuance of $1.3 billion of unsecured senior fixed-rate bank notes and $226 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the three months ended March 31, 2020. These increases were partially offset by $161 million of paydowns on long-term debt associated with automobile loan securitizations. For further information on a subsequent event related to long-term debt, refer to Note 25 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes components of average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings
($ in millions)	March 31, 2020	March 31, 2019
Federal funds purchased	$654	2,019
Other short-term borrowings	1,750	646
Long-term debt	15,816	15,438
Total average borrowings	$18,220	18,103

Total average borrowings increased $117 million, or 1%, compared to March 31, 2019 due to increases in average other short-term borrowings and average long-term debt, partially offset by a decrease in average federal funds purchased. Average other short-term borrowings increased $1.1 billion compared to March 31, 2019, primarily driven by an increase in FHLB advances. Average long-term debt increased $378 million compared to March 31, 2019 driven by the issuance of $1.3 billion of unsecured senior fixed-rate bank notes in the first quarter of 2020, the issuance of $750 million of unsecured senior fixed-rate notes in the fourth quarter of 2019 and the issuance of asset-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

backed securities of $1.3 billion related to an automobile loan securitization in the second quarter of 2019. These increases were partially offset by the maturities of $1.9 billion in unsecured senior bank notes and $758 million of paydowns on long-term debt associated with automobile loan securitizations since March 31, 2019. Despite the increase in federal funds purchased at the end of the first quarter of 2020 to address liquidity needs associated with the current economic environment, average federal funds purchased decreased $1.4 billion compared to March 31, 2019 primarily due to a reduction in short-term funding needs as a result of average deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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
The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to interest rates and modified assumptions. Thus net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the three months ended March 31, 2020.
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
The following table summarizes net income (loss) by business segment:

TABLE 24: Net Income (Loss) by Business Segment
	For the three months ended
	March 31,
($ in millions)	2020	2019
Income Statement Data
Commercial Banking	$224	294
Branch Banking	121	217
Consumer Lending	61	8
Wealth and Asset Management	22	26
General Corporate and Other	(382)	230
Net income	$46	775

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
The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking
	For the three months ended
	March 31,
($ in millions)	2020	2019
Income Statement Data
Net interest income (FTE) (a)	$511	513
Provision for credit losses	45	20
Noninterest income:
Commercial banking revenue	124	103
Service charges on deposits	84	66
Leasing business revenue	73	32
Other noninterest income	6	26
Noninterest expense:
Compensation and benefits	150	109
Leasing business expense	35	19
Other noninterest expense	295	228
Income before income taxes (FTE)	273	364
Applicable income tax expense (a)(b)	49	70
Net income	$224	294
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$67,684	58,655
Demand deposits	17,124	14,409
Interest checking deposits	20,448	16,214
Savings and money market deposits	4,959	3,638
Other time deposits and certificates $100,000 and over	206	282
Foreign office deposits	209	208

(a)	Includes FTE adjustments of $4 for both the three months ended March 31, 2020 and 2019.

(b)
Applicable income tax expense for all periods includes the tax benefit from tax-exempt
income,
tax-advantaged
investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $224 million for the three months ended March 31, 2020 compared to $294 million for the same period in the prior year. The decrease was primarily due to increases in noninterest expense and provision for credit losses partially offset by an increase in noninterest income.
Net interest income on an FTE basis decreased $2 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by decreases in FTP credit rates on interest checking deposits and demand deposits. These negative impacts were partially offset by a decrease in FTP charge rates on loans and leases, a decrease in rates paid on average interest checking deposits and an increase in average commercial loans and leases.
Provision for credit losses increased $25 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in net charge-offs on commercial and industrial loans and commercial leases partially offset by an improvement in the mix of criticized assets. Net charge-offs as a percent of average portfolio loans and leases increased to 27 bps for the three months ended March 31, 2020 compared to 8 bps for the same period in the prior year.
Noninterest income increased $60 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by increases in leasing business revenue, commercial banking revenue and service charges on deposits partially offset by a decrease in other noninterest income. Leasing business revenue increased $41 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in operating lease income, lease syndication fees and leasing business solutions revenue. The increases in operating lease income and leasing business solutions revenue were driven by the MB Financial, Inc. acquisition. Commercial banking revenue increased $21 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in institutional sales, contract revenue from commercial customer derivatives and bridge fees. Service charges on deposits increased $18 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition and lower earnings credit rates. Other noninterest income decreased $20 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by a decrease in private equity investment income driven by valuation adjustments and impairment charges recognized on certain private equity investments during the three months ended March 31, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $124 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by increases in other noninterest expense, compensation and benefits and leasing business expense. Other noninterest expense increased $67 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in credit valuation adjustments on derivatives associated with customer accommodation contracts, overhead allocations and intangible amortization expense driven by the amortization of intangible assets identified in the acquisition of MB Financial, Inc. Compensation and benefits increased $41 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in personnel costs primarily as a result of the MB Financial, Inc. acquisition. Leasing business expense increased $16 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in operating lease expense driven by the MB Financial, Inc. acquisition.
Average commercial loans and leases increased $9.0 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans. Average commercial and industrial loans increased $5.6 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the MB Financial, Inc. acquisition as well as an increase in revolving line of credit utilization. Average commercial mortgage loans increased $3.5 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily as a result of the MB Financial, Inc. acquisition.
Average core deposits increased $8.3 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in average interest checking deposits, average demand deposits and average savings and money market deposits. Average interest checking deposits increased $4.2 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in average balances per commercial customer account and the MB Financial, Inc. acquisition. Average demand deposits increased $2.7 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition. Average savings and money market deposits increased $1.3 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition.
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,123 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.
The following table contains selected financial data for the Branch Banking segment:

TABLE 26: Branch Banking
	For the three months ended
	March 31,

($ in millions)	2020	2019
Income Statement Data
Net interest income	$505	584
Provision for credit losses	62	52
Noninterest income:
Card and processing revenue	67	63
Service charges on deposits	65	64
Wealth and asset management revenue	44	36
Other noninterest income	22	20
Noninterest expense:
Compensation and benefits	168	143
Net occupancy and equipment expense	55	55
Card and processing expense	30	29
Other noninterest expense	235	213
Income before income taxes	153	275
Applicable income tax expense	32	58
Net income	$121	217
Average Balance Sheet Data
Consumer loans	$13,283	13,205
Commercial loans	2,296	2,027
Demand deposits	16,376	14,563
Interest checking deposits	11,506	9,933
Savings and money market deposits	34,480	30,927
Other time deposits and certificates $100,000 and over	6,794	6,429

Net income was $121 million for the three months ended March 31, 2020 compared to net income of $217 million for the same period in the prior year. The decrease in net income was primarily due to a decrease in net interest income as well as increases in noninterest expense and provision for credit losses partially offset by an increase in noninterest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $79 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to a decrease in FTP credit rates on core deposits as well as a decrease in both yields on and average balances of home equity loans. These negative impacts were partially offset by a decrease in FTP charge rates on loans and leases, an increase in average other consumer loans and decreases in the rates paid on average savings and money market deposits and other time deposits.
Provision for credit losses increased $10 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in net charge-offs on commercial and industrial loans, credit card and other consumer loans. Net charge-offs as a percent of average portfolio loans and leases increased to 157 bps for the three months ended March 31, 2020 compared to 139 bps for the same period in the prior year.
Noninterest income increased $15 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in wealth and asset management revenue and card and processing revenue. Wealth and asset management revenue increased $8 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in broker income. Card and processing revenue increased $4 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the MB Financial, Inc. acquisition as well as increases in other interchange revenue, the number of actively used cards and customer spend volume.
Noninterest expense increased $48 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in compensation and benefits and other noninterest expense. Compensation and benefits increased $25 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by higher base compensation primarily as a result of the MB Financial, Inc. acquisition as well as increases in employee benefits expense and incentive compensation. Other noninterest expense increased $22 million primarily driven by increases in corporate overhead allocations and intangible amortization expense associated with the amortization of intangible assets identified in the MB Financial, Inc. acquisition.
Average consumer loans increased $78 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by an increase in average other consumer loans of $370 million primarily due to growth in point-of-sale
loan originations. This increase was partially offset by a decrease in average home equity loans of $325 million for the three months ended March 31, 2020 compared to the same period in the prior year as payoffs exceeded new loan production. Average commercial loans increased $269 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in average commercial and industrial loans and average commercial mortgage loans.
Average core deposits increased $7.2 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits. Average savings and money market deposits increased $3.6 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily as a result of the MB Financial, Inc. acquisition as well as promotional product offerings, which drove consumer customer acquisition. Average demand deposits increased $1.8 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition. Average interest checking deposits increased $1.6 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition.
Consumer Lending
Consumer Lending includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 27: Consumer Lending
	For the three months ended
	March 31,

($ in millions)	2020	2019
Income Statement Data
Net interest income	$89	63
Provision for credit losses	13	13
Noninterest income:
Mortgage banking net revenue	117	55
Other noninterest income	7	6
Noninterest expense:
Compensation and benefits	51	45
Other noninterest expense	71	56
Income before income taxes	78	10
Applicable income tax expense	17	2
Net income	$61	8
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,551	11,896
Home equity	206	222
Indirect secured consumer loans	11,605	8,921

Net income was $61 million for the three months ended March 31, 2020 compared to net income of $8 million for the same period in the prior year. The increase in net income was primarily driven by increases in noninterest income and net interest income partially offset by an increase in noninterest expense.
Net interest income increased $26 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by increases in both yields on and average balances of indirect secured consumer loans and an increase in average residential mortgage loans. These benefits were partially offset by an increase in FTP charges on loans and leases driven by higher average balances.
Noninterest income increased $63 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in mortgage banking net revenue as a result of increases in origination fees and gains on loan sales as well as net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.
Noninterest expense increased $21 million for the three months ended March 31, 2020 compared to the same period in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $15 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations. Compensation and benefits increased $6 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in incentive compensation and base compensation resulting from the MB Financial, Inc. acquisition.
Average consumer loans and leases increased $4.3 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $2.7 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the MB Financial, Inc. acquisition and higher loan production exceeding payoffs. Average residential mortgage loans increased $1.7 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the MB Financial, Inc. acquisition, higher production and the continued retention of certain other fixed-rate loans.

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
The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 28: Wealth and Asset Management
	For the three months ended
	March 31,
($ in millions)	2020	2019
Income Statement Data
Net interest income	$37	49
Provision for credit losses	1	-
Noninterest income:
Wealth and asset management revenue	129	108
Other noninterest income	6	6
Noninterest expense:
Compensation and benefits	61	56
Other noninterest expense	82	74
Income before income taxes	28	33
Applicable income tax expense	6	7
Net income	$22	26
Average Balance Sheet Data
Loans and leases, including held for sale	$3,580	3,405
Core deposits	10,523	9,473

Net income was $22 million for the three months ended March 31, 2020 compared to net income of $26 million for the same period in the prior year. The decrease in net income was primarily driven by an increase in noninterest expense and a decrease in net interest income partially offset by an increase in noninterest income.
Net interest income decreased $12 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to a decrease in FTP credit rates on interest checking deposits and a decrease in yields on average loans and leases. These negative impacts were partially offset by a decrease in rates paid on average interest checking deposits and a decrease in FTP charge rates on loans and leases.
Noninterest income increased $21 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by an increase in wealth and asset management revenue as a result of increases in private client service fees, broker income and institutional fees.
Noninterest expense increased $13 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $8 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations. Compensation and benefits increased $5 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by higher base and incentive compensation due to the MB Financial, Inc. acquisition.
Average loans and leases, including held for sale, increased $175 million for the three months ended March 31, 2020 compared to the same period in the prior year driven by an increase in average residential mortgage loans primarily due to the MB Financial, Inc. acquisition. This increase was partially offset by a decline in average commercial and industrial loans as payoffs exceeded new loan production.
Average core deposits increased $1.1 billion for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits as a result of higher balances per customer account due to the current economic environment. The increase in average interest checking deposits also benefited from the MB Financial, Inc. acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General Corporate and Other
General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core
deposit funding, unassigned equity, unallocated provision for credit losses expense or a benefit from the reduction of the ACL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.
Net interest income increased $214 million for the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily driven by a decrease in the FTP credit rates on deposits allocated to the business segments, an increase in interest income on loans and leases and decreases in interest expense on federal funds purchased and long-term debt. These positive impacts were partially offset by a decrease in the benefit related to FTP charge rates on loans and leases.
Provision for credit losses increased $514 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the
COVID-19
pandemic, continued pressure on energy prices and commercial loan growth due to increased utilization levels on existing commitments. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology used in the first quarter of 2019 to the expected credit loss methodology used in the first quarter of 2020.
Noninterest income decreased $582 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily driven by the recognition of a $562 million gain related to the sale of Worldpay, Inc. shares during the three months ended March 31, 2019. The decrease also included securities losses of $24 million for the three months ended March 31, 2020 compared to securities gains of $16 million for the three months ended March 31, 2019. These negative impacts were partially offset by a decrease in net losses on disposition and impairment of bank premises and equipment as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended March 31, 2020 compared to the same period in the prior year.
Noninterest expense decreased $96 million for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily due to an increase in corporate overhead allocations from General Corporate and Other to the other business segments as well as a decrease in employee benefits expense driven by a decrease in deferred compensation expense.

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
Key elements of Fifth Third’s Risk Management Framework are as follows:
●	The Bancorp ensures transparency of risk through defined risk policies, governance, and a reporting structure that includes the Risk and Compliance Committee of the Board of Directors, the Enterprise Risk Management Committee and risk management committees.

●	The Bancorp establishes a risk appetite in alignment with its strategic, financial, and capital plans. The Bancorp’s risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking, drive balanced decision making and ensure that no excessive risks are taken.

●	Fifth Third’s core values and culture provide a foundation for supporting sound risk management practices by setting expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s core values and Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
●	The first line of defense is comprised of front line units that create risk and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, controlling and mitigating the risks associated with their activities consistent with established risk appetite and limits. The first line of defense also includes business units that provide information technology, operations, servicing, processing or other support.

●	The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance, and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, measuring, monitoring and controlling aggregate and emerging risks enterprise-wide.

●	The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.

The Bancorp has eight defined risk types and manages each to a prescribed tolerance. The risk types are as follows:
●	Credit Risk

●	Liquidity Risk

●	Interest Rate Risk

●	Price Risk

●	Legal and Regulatory Compliance Risk

●	Operational Risk

●	Reputational Risk

●	Strategic Risk

Fifth Third’s Risk Management processes ensure a consistent and comprehensive approach in how to identify, measure and assess, manage, monitor and report risks. The Bancorp has also established processes and programs to manage and report concentration risks; to ensure robust talent, compensation and performance management; and to aggregate risks across the enterprise.
Below are the Bancorp’s core principles and qualitative factors that define its risk appetite and are used to ensure the Bancorp is operating in a safe and sound manner:
●	Act with integrity in all activities.

●	Understand the risks the Bancorp takes and ensure that they are in alignment with its business strategies and risk appetite.

●	Avoid risks that cannot be understood, managed or monitored.

●	Provide transparency of risk to the Bancorp’s management and Board, and escalate risks and issues as necessary.

●	Ensure Fifth Third’s products and services are aligned to its core customer base and are designed, delivered and maintained to provide value and benefit to customers and to Fifth Third.

●	Do not offer products or services that are not appropriate or suitable for customers.

●	Focus on providing operational excellence by providing reliable, accurate and efficient services to meet customer’s needs.

●	Maintain a strong financial position to ensure that the Bancorp meets its objectives through all economic cycles with sufficient capital and liquidity, even under stressed conditions.

●	Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.

●	Conduct business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk appetite is measured and monitored to ensure:
●	Risk-taking activities remain aligned with the Bancorp’s established risk appetite, tolerances and limits;

●	Business decisions are based on a holistic and forward-looking view of risk and returns, including interactions between risks and results of stress tests, leading to an efficient use of capital;

●	Risk management activities are maintained through periods of economic decline as well as periods of economic growth when risk management can be most critical and challenging.

Quantitative metrics and limits are used to provide a view of the overall risk profile of the Bancorp, which includes monitoring top risks and areas of concentration risk.
Fifth Third’s success is dependent on effective risk management and understanding and controlling the risks taken in order to deliver sustainable returns for employees and shareholders. The Bancorp’s goal is to ensure that aggregate risks do not exceed its risk capacity, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. Fifth Third’s strategic plan is approved by the Board of Directors annually. The strategic plan includes a comprehensive assessment of risks that currently have an impact on the Bancorp or risks that could have an impact on risk appetite and impact on capital, liquidity and earnings during the time period covered by the plan.
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

CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off,
nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios using the CCAR model and for certain portfolios, such as real estate and leveraged lending, stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide a summary of potential problem portfolio loans and leases:
TABLE 29: Potential Problem Portfolio Loans and Leases

		Unpaid
	Carrying	Principal
As of March 31, 2020 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$1,400	1,411	1,836
Commercial mortgage loans	371	402	381
Commercial construction loans	45	45	51
Commercial leases	52	52	52
Total potential problem portfolio loans and leases	$1,868	1,910	2,320

TABLE 30: Potential Problem Portfolio Loans and Leases
		Unpaid
	Carrying	Principal
As of December 31, 2019 ($ in millions)	Value	Balance	Exposure
Commercial and industrial loans	$1,100	1,120	1,488
Commercial mortgage loans	342	390	342
Commercial construction loans	75	82	84
Commercial leases	61	61	61
Total potential problem portfolio loans and leases	$1,578	1,653	1,975

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The first of these risk grading systems encompasses ten categories, which are based on regulatory guidance for credit risk systems. These ratings are used by the Bancorp to monitor and manage its credit risk. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a
“through-the-cycle”
rating philosophy for assessing a borrower’s creditworthiness. A
“through-the-cycle”
rating philosophy uses a grading scale that assigns ratings based on average default rates through an entire business cycle for borrowers with similar financial performance. The dual risk rating system includes thirteen probabilities of default grade categories and an additional eleven grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category
regulatory risk rating system.
The Bancorp has also developed models to estimate expected credit losses as part of the Bancorp’s adoption of ASU
2016-13
“
Measurement of Credit Losses on Financial Instruments
” on January 1, 2020. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.
For the commercial portfolio segment, the estimated probabilities of default are primarily based on the probability of default ratings assigned under the through-the-cycle
dual risk rating system and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions.
For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The Bancorp also utilizes various scoring systems, analytical tools and portfolio performance monitoring processes to assess the credit risk of the consumer and residential mortgage portfolios.
Overview
The U.S. economy retracted at the end of the first quarter of 2020 as the spread of
COVID-19
became a global pandemic. With concerns increasing that
COVID-19
may overwhelm the health care system, states across the U.S. declared lockdowns which restricted social gatherings and ordered temporary closures of businesses deemed non-essential.
As the cases of
COVID-19
continued to rise, the disruption in the financial markets led the FRB to enact unprecedented policies to offset the forced liquidations and restore liquidity in the financial markets. The FRB cut rates to the zero lower bound, announced unlimited purchases of treasuries along with agency mortgage-backed securities and commercial mortgage-backed securities, and announced several facilities designed to support the smooth functioning of credit markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 27, 2020 Congress passed the $2 trillion CARES Act which included direct payments to households, increased unemployment benefits, direct aid to states, small business forgivable loans, tax deferrals and loans to businesses, a backstop for losses in lending facilities established by the FRB and assistance to hospitals. The CARES Act represented the largest fiscal package in U.S. history as fiscal authorities tried to offset the economic disruption caused by the
COVID-19
outbreak.
As the economic toll from the pandemic continues to mount, the ability of fiscal and monetary policies to provide a bridge to the recovery may be challenged absent robust
COVID-19
testing and contact-tracing. Absent these measures, reopening the economy may prove challenging and continue to weigh on economic growth. The decline in the job market may lead to a tightening in credit conditions across all credit markets as individuals and companies may struggle to service their debts. As the risk continues to increase that credit losses could exceed previous cycles, monetary and fiscal authorities may need to enact further measures to offset the economic disruption caused by the
COVID-19
pandemic until a vaccine for the disease is found.
COVID-19
Hardship Relief Programs
Fifth Third is working closely with borrowers that are experiencing financial hardship due to the
COVID-19
pandemic. As such, the Bancorp announced on March 18, 2020 that certain programs were being offered for customers requesting assistance. These programs are described in detail below and have subsequently been adjusted from the original press release to further assist customers.
●	Vehicle and Personal Loan/Line of Credit Deferral Program: payment deferral for up to 90 days and no late fees during the deferral period;

●	Consumer Credit Card Payment Waiver: waiver of the monthly payment requirement for up to 90 days with no late fees;

●	Mortgage: Up to 180-day payment forbearance with no late fees;

●	Home Equity Loan/Line of Credit Deferral Program: Payment deferral for up to 180 days and no late fees during the deferral period;

●	Small Business Payment Deferral Program: payment deferral program for up to 90 days, no late fees and a range of loan modification options. The Bancorp is waiving fees on Fifth Third Fast Capital loans for 6 months;

●	Fee Waiver Program: waiving fees for up to 90 days for a range of consumer and small business deposit products and services;

●	The Bancorp suspended initiating any new repossession actions on vehicles for 60 days effective March 18, 2020;

●	The Bancorp suspended all foreclosure activity on homes for 60 days effective March 18, 2020

The Bancorp is also offering a variety of relief options to its commercial borrowers that have been impacted by the
COVID-19
pandemic. While these offers are individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures include temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days.
Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for a summary of loans that received payment deferrals or forbearances as of March 31, 2020 under Fifth Third’s hardship relief programs offered in response to the
COVID-19
pandemic. Additionally, the Bancorp has continued to provide hardship relief to customers during the second quarter of 2020.
The following table provides a summary of portfolio loans and leases, by class, that received payment deferrals or forbearances as part of the Bancorp’s
COVID-19
pandemic hardship relief programs during the month ended:
TABLE 31: Summary of Loans and Leases Entering Into Hardship Relief Programs

	Number of Loans and Leases Placed	Principal Balance of Loans and Leases	Balances of Accounts that were Past Due Prior to Placement into Programs
April 30, 2020 ($ in millions)	into Programs	Placed into Programs	30-89 Days	90 Days or More
Commercial loans:
Commercial and industrial loans	1,826	$741	2	-
Commercial mortgage owner-occupied loans	321	275	1	-
Commercial mortgage nonowner-occupied loans	79	291	-	-
Commercial construction	7	27	-	-
Commercial leases (a)	40	23	-	-
Residential mortgage loans (b)	3,671	817	78	64
Consumer loans:
Home equity	2,267	168	7	4
Indirect secured consumer loans	33,140	681	42	1
Credit card	16,229	81	13	3
Other consumer loans	5,438	60	3	1
Total portfolio loans and leases	63,018	$3,164	146	73

(a)	Net investment is presented for commercial leases.

(b)
The Bancorp’s portfolio of residential mortgage loans serviced by other parties was $458 million as of March 31, 2020. The data in the table above excludes payment deferral and forbearance activity on this portfolio as the information was not available at the time of filing this Form
10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
The acquired MB Financial, Inc. commercial and industrial portfolio is comprised primarily of small business and middle market commercial loans but also includes specialty lending products, including lease banking, small business leasing and asset-based lending. These products serve distinct client needs and broaden Fifth Third’s lending capabilities. The portfolios have been evaluated for credit quality and will be managed within Fifth Third’s credit risk framework to ensure adherence to risk appetite.
During the first quarter of 2020, certain industries experienced increased stress due to the
COVID-19
pandemic. The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of March 31, 2020:

TABLE 32: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification (a)
Commercial and industrial loans:
Leisure and recreation (b)	$5,289	7,421	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,951	3,046	Retail trade
Healthcare	985	1,400	Healthcare
Leisure travel	478	766	Transportation and warehousing
Total commercial and industrial loans	8,703	12,633
Commercial real estate loans:
Leisure and recreation (b)	2,062	2,602	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,573	1,573	Real estate
Healthcare	1,614	3,189	Healthcare
Total commercial real estate loans	5,249	7,364
Total	$13,952	19,997

(a)	As defined by the North American Industry Classification System.

(b)	Balances include exposures to casinos, restaurants, sports, fitness, hotels and other.

Additionally, the Bancorp’s energy loan portfolio of $3.4 billion for oil and gas production and related industries was also impacted by significant declines in oil and gas prices during the three months ended March, 31 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:
TABLE 33: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)

	March 31, 2020			December 31, 2019
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$13,183	21,892	109	11,996	22,079	87
Real estate	11,923	17,132	69	11,320	16,993	9
Financial services and insurance	8,313	15,118	25	7,214	15,398	-
Healthcare	5,394	7,277	35	4,984	7,206	38
Business services	5,327	8,282	62	5,170	8,579	75
Retail trade	5,245	8,307	7	3,948	8,255	39
Accommodation and food	4,690	6,490	20	3,745	6,525	21
Wholesale trade	4,674	8,015	16	4,502	7,715	17
Communication and information	3,515	5,795	2	3,166	5,567	2
Mining	3,200	4,952	36	3,046	4,966	37
Transportation and warehousing	3,159	4,754	6	2,880	4,996	12
Construction	2,865	5,061	4	2,526	5,327	4
Entertainment and recreation	2,635	3,358	40	1,905	3,327	40
Other services	1,279	1,666	4	1,224	1,662	4
Utilities	1,177	2,744	-	991	2,672	-
Public administration	826	1,071	-	782	1,107	-
Agribusiness	369	534	8	344	554	9
Other	150	151	2	151	153	3
Individuals	71	129	-	64	128	-
Total	$77,995	122,728	445	69,958	123,209	397
By Size:
Less than $200,000	1%	1	4	1	1	4
$200,000 - $1 million	3	3	6	3	3	6
$1 million - $5 million	8	7	19	9	7	22
$5 million - $10 million	6	6	7	7	6	11
$10 million - $25 million	18	17	31	20	17	27
Greater than $25 million	64	66	33	60	66	30
Total	100%	100	100	100	100	100
By State:
Illinois	13%	12	19	15	12	18
Ohio	10	11	6	10	11	6
Florida	8	7	4	7	7	6
Michigan	6	6	6	6	6	7
Indiana	4	4	1	4	4	2
Georgia	3	4	9	3	4	11
Tennessee	3	3	1	3	3	1
North Carolina	2	2	1	3	3	10
Kentucky	2	2	9	2	2	9
Other	49	49	44	47	48	30
Total	100%	100	100	100	100	100

The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing
requirements (as applicable), pro forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as-needed
basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves.
The Bancorp assesses all real estate and
non-real
estate collateral securing a loan and considers all cross-collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding commercial mortgage loans that are individually evaluated. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$128	352	3,347
Commercial mortgage nonowner-occupied loans	40	113	4,948
Total	$168	465	8,295

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	393	3,199
Commercial mortgage nonowner-occupied loans	58	107	4,562
Total	$184	500	7,761

The Bancorp views
non-owner-occupied
commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.
The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):
TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)
(a)

As of March 31, 2020 ($ in millions)					For the three months ended
					March 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Illinois	$3,073	3,582	13	-	-
Ohio	1,362	1,783	-	1	-
Florida	987	1,561	-	-	-
Michigan	764	921	-	1	-
North Carolina	734	1,105	-	-	-
Indiana	557	1,026	-	-	-
All other states	3,665	5,606	-	59	2
Total	$11,142	15,584	13	61	2

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale) (a)
					For the three months ended
As of March 31, 2019 ($ in millions)					March 31, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Recoveries
By State:
Illinois	$2,342	2,783	5	-	-
Ohio	1,653	2,021	-	-	(1)
Florida	983	1,530	-	-	-
Michigan	807	926	-	2	-
North Carolina	644	861	-	-	-
Indiana	577	995	8	-	-
All other states	4,161	6,310	-	1	-
Total	$11,167	15,426	13	3	(1)

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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
The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $653 million of ARM loans will have rate resets during the next twelve months. Of these resets, 17% are expected to experience an increase in rate, with an average increase of approximately 0.5%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 33% and weighted average origination LTV of 72%.
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
Portfolio residential mortgage loans from 2010 and later vintages represented 94% of the portfolio as of March 31, 2020 and had a weighted-average origination LTV of 73% and a weighted-average origination FICO of 760.
In response to the
COVID-19
pandemic, the Bancorp has provided forbearances for up to 180 days for customers who are experiencing a hardship related to
COVID-19.
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:
TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination

		March 31, 2020			December 31, 2019
($ in millions)		Outstanding	Weighted- Average LTV		Outstanding	Weighted- Average LTV
LTV ≤ 80%	$	11,978	66.1%	$	12,100	66.3%
LTV > 80%, with mortgage insurance (a)		2,318	95.2		2,373	95.2
LTV > 80%, no mortgage insurance		2,405	92.7		2,251	93.1
Total	$	16,701	74.3%	$	16,724	74.3%

(a)	Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV and no mortgage insurance:
TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

				For the three months ended
As of March 31, 2020 ($ in millions)				March 31, 2020
		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$515	4	3	-
Illinois	485	2	3	-
Florida	326	1	1	-
Michigan	224	2	1	-
Indiana	185	1	1	-
North Carolina	165	-	2	-
Kentucky	103	-	-	-
All other states	402	4	3	-
Total	$2,405	14	14	-

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
				For the three months ended
As of March 31, 2019 ($ in millions)				March 31, 2019
		90 Days
	Outstanding	Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$419	3	2	-
Illinois	402	1	1	-
Florida	280	-	1	-
Michigan	226	2	1	-
Indiana	142	1	1	-
North Carolina	89	-	-	-
Kentucky	82	-	1	-
All other states	407	3	3	-
Total	$2,047	10	10	-

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a
10-year
interest-only draw period followed by a
20-year
amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a
20-year
term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 24% of the balances mature before 2025.
The ALLL provides coverage for expected losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is determined on a pooled basis using a probability of default, loss given default and exposure at default model framework to generate expected losses. The expected losses for the home equity portfolio are dependent upon loan delinquency, FICO scores, LTV, loan age and their historical correlation with macroeconomic variables including unemployment and the home price index. The expected losses generated from models are adjusted by certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations.
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 42 and Table 43. Of the total $6.0 billion of outstanding home equity loans:
●	91% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2020;

●	38% are in senior lien positions and 62% are in junior lien positions at March 31, 2020;

●	79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2020; and

●	The portfolio had a weighted average refreshed FICO score of 744 at March 31, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:
TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score

	March 31, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$213	4%	$219	4%
FICO 660-719	329	5	330	5
FICO ≥ 720	1,703	29	1,732	28
Total senior liens	2,245	38	2,281	37
Junior Liens:
FICO ≤ 659	438	7	446	7
FICO 660-719	714	12	716	12
FICO ≥ 720	2,566	43	2,640	44
Total junior liens	3,718	62	3,802	63
Total	$5,963	100%	$6,083	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:
TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination

	March 31, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,927	53.8%	$1,964	53.8%
LTV > 80%	318	88.7	317	88.8
Total senior liens	2,245	59.0	2,281	58.9
Junior Liens:
LTV ≤ 80%	2,164	66.7	2,213	66.8
LTV > 80%	1,554	89.6	1,589	89.7
Total junior liens	3,718	77.3	3,802	77.4
Total	$5,963	70.2%	$6,083	70.3%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80%:
TABLE 43: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%

					For the three months ended
As of March 31, 2020 ($ in millions)					March 31, 2020
			90 Days
	Outstanding	Exposure	Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,147	2,478	-	11	1
Michigan	225	396	-	5	-
Illinois	162	272	-	5	-
Indiana	100	188	-	4	-
Kentucky	91	185	-	2	-
Florida	48	76	-	2	-
All other states	99	156	-	3	-
Total	$1,872	3,751	-	32	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80%
					For the three months ended
As of March 31, 2019 ($ in millions)					March 31, 2019
			90 Days
	Outstanding	Exposure	Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,090	2,222	-	9	1
Michigan	284	476	-	5	-
Illinois	208	335	-	4	1
Indiana	126	223	-	2	-
Kentucky	111	217	-	2	-
Florida	57	85	-	2	-
All other states	119	183	-	3	-
Total	$1,995	3,741	-	27	2

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $11.1 billion of automobile loans and $905 million of indirect motorcycle, powersport, recreational vehicle and marine loans. The concentration of lower FICO (
≤
659) origination balances remained within targeted credit risk tolerance during the three months ended March 31, 2020. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
		March 31, 2020		December 31, 2019
($ in millions)		Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$	512	4%	$508	4%
FICO 660-719		3,563	30	3,449	30
FICO ≥ 720		7,975	66	7,581	66
Total	$	12,050	100%	$11,538	100%

As of March 31, 2020, 95% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in,
maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$7,732	81.3%	$7,420	81.3%
LTV > 100%	4,318	113.3	4,118	113.4
Total	$12,050	93.1%	$11,538	93.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans with an LTV at origination greater than 100%:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100%
		90 Days Past		Net Charge-offs for the
As of ($ in millions)	Outstanding	Due and Accruing	Nonaccrual	Three Months Ended
March 31, 2020	$4,318	6	5	10
March 31, 2019	3,688	6	2	9

Credit card portfolio
The credit card portfolio consists of predominately prime accounts with 97% of balances existing within the Bancorp’s footprint as of both March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, 66% and 67%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score as of:
TABLE 48: Credit Card Portfolio Loans Outstanding by FICO Score at Origination

	March 31, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$107	5%	$107	4%
FICO 660-719	830	34	834	33
FICO ≥ 720	1,480	61	1,591	63
Total	$2,417	100%	$2,532	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale
loans originated in connection with third-party financial technology companies. The Bancorp had $387 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of March 31, 2020. The Bancorp closely monitors the credit performance of point-of-sale
loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.
The following table provides an analysis of other consumer portfolio loans outstanding by product type at origination as of:
TABLE 49: Other Consumer Portfolio Loans Outstanding by Product Type at Origination

	March 31, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$792	27%	$783	29%
Other secured	579	20	530	19
Point-of-sale	1,540	53	1,410	52
Total	$2,911	100%	$2,723	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial, credit card and certain consumer loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 50. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Nonperforming assets were $710 million at March 31, 2020 compared to $687 million at December 31, 2019. At March 31, 2020, $1 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2019.
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.60% as of March 31, 2020 compared to 0.62% as of December 31, 2019. Nonaccrual loans and leases secured by real estate were 40% of nonaccrual loans and leases as of March 31, 2020 compared to 35% as of December 31, 2019.
Portfolio commercial nonaccrual loans and leases were $445 million at March 31, 2020, an increase of $48 million from December 31, 2019. Portfolio consumer nonaccrual loans were $202 million at March 31, 2020, a decrease of $19 million from December 31, 2019. Refer to Table 51 for a rollforward of the portfolio nonaccrual loans and leases.
OREO and other repossessed property was $62 million at both March 31, 2020 and December 31, 2019, respectively. The Bancorp recognized $4 million and $2 million in losses on the transfer, sale or write-down of OREO properties for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020 and 2019, approximately $8 million and $7 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	March 31, 2020	December 31, 2019
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$100	118
Commercial mortgage loans	83	21
Commercial construction loans	1	1
Commercial leases	18	26
Residential mortgage loans (a)	12	12
Home equity	54	55
Indirect secured consumer loans	1	1
Other consumer loans	2	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	233	220
Commercial mortgage loans	9	9
Commercial leases	1	2
Residential mortgage loans (a)	61	79
Home equity	36	39
Indirect secured consumer loans	7	6
Credit card	29	27
Total nonaccrual portfolio loans and leases (b)	647	618
OREO and other repossessed property	62	62
Total nonperforming portfolio loans and leases and OREO	709	680
Nonaccrual restructured loans held for sale	1	7
Total nonperforming assets	$710	687
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$13	11
Commercial mortgage loans	20	15
Commercial leases	10	-
Residential mortgage loans (a)	54	50
Home equity	-	1
Indirect secured consumer loans	11	10
Credit card	42	42
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$151	130
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.60%	0.62
ALLL as a percent of nonperforming portfolio assets	331	177

(a)
Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $270 as of March 31, 2020 and $261 as of December 31, 2019. The Bancorp recognized losses of $1 and an immaterial amount for the three months ended March 31, 2020 and 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)
Includes $21 and $16 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2020 and December 31, 2019, respectively, of which $12 and $11 were restructured nonaccrual government insured commercial loans at March 31, 2020 and December 31, 2019, respectively.

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:
TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases

		Residential
For the three months ended March 31, 2020 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$ 397	91	130	618
Transfers to nonaccrual status	176	25	38	239
Transfers to accrual status	(31)	(32)	(19)	(82)
Transfers to held for sale	(6)	-	-	(6)
Loan paydowns/payoffs	(31)	(4)	(10)	(45)
Transfers to OREO	-	(7)	-	(7)
Charge-offs	(61)	-	(10)	(71)
Draws/other extensions of credit	1	-	-	1
Balance, end of period	$ 445	73	129	647

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
		Residential
For the three months ended March 31, 2019 ($ in millions)	Commercial	Mortgage	Consumer	Total
Balance, beginning of period	$ 228	22	98	348
Transfers to nonaccrual status	120	14	46	180
Acquired nonaccrual loans	8	-	-	8
Transfers to accrual status	-	(6)	(14)	(20)
Loan paydowns/payoffs	(21)	(2)	(7)	(30)
Transfers to OREO	(4)	(2)	(1)	(7)
Charge-offs	(20)	(1)	(10)	(31)
Draws/other extensions of credit	2	-	-	2
Balance, end of period	$ 313	25	112	450

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
payment history is sustained.
Consumer restructured loans on accrual status totaled $976 million and $965 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 29%, 18% and 35%, respectively.
The following tables summarize portfolio TDRs by loan type and delinquency status:
TABLE 53: Accruing and Nonaccruing Portfolio TDRs

	Accruing
		30-89 Days	90 Days or
As of March 31, 2020 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans (a)	$56	1	6	243	306
Residential mortgage loans (b)	579	36	137	61	813
Home equity	194	7	-	36	237
Indirect secured consumer loans	5	-	-	7	12
Credit card	15	3	-	29	47
Total	$849	47	143	376	1,415

(a)	Excludes restructured nonaccrual loans held for sale.

(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2020, these advances represented $348 of current loans, $30 of
30-89
days past due loans and $112 of 90 days or more past due loans.

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
	Accruing
		30-89 Days	90 Days or
As of December 31, 2019 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans (a)	$23	-	-	231	254
Residential mortgage loans (b)	552	49	134	79	814
Home equity	199	8	-	39	246
Indirect secured consumer loans	6	-	-	6	12
Credit card	14	3	-	27	44
Total	$794	60	134	382	1,370

(a)	Excludes restructured nonaccrual loans held for sale.

(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2019, these advances represented $321 of current loans, $40 of
30-89
days past due loans and $109 of 90 days or more past due loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Net Loan Charge-offs
Net charge-offs were 44 bps and 32 bps of average portfolio loans and leases for the three months ended March 31, 2020 and 2019, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.
The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 32 bps during the three months ended March 31, 2020 compared to 11 bps during the three months ended March 31, 2019. The increase was primarily due to a $32 million increase in net charge-offs on commercial and industrial loans.
The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 66 bps during the three months ended March 31, 2020 compared to 68 bps during the three months ended March 31, 2019. The decrease was primarily due to an increase in average consumer loans primarily as a result of the MB Financial, Inc. acquisition.

TABLE 55: Summary of Credit Loss Experience
	For the three months ended
	March 31,

($ in millions)	2020	2019
Losses charged-off:
Commercial and industrial loans	$(54)	(20)
Commercial mortgage loans	(2)	-
Commercial leases	(5)	-
Residential mortgage loans	(2)	(2)
Home equity	(5)	(6)
Indirect secured consumer loans	(21)	(20)
Credit card	(42)	(38)
Other consumer loans (a)	(28)	(22)
Total losses charged-off	$(159)	(108)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$4	2
Commercial mortgage loans	-	1
Commercial leases	-	-
Residential mortgage loans	1	1
Home equity	2	3
Indirect secured consumer loans	9	7
Credit card	6	5
Other consumer loans (a)	15	12
Total recoveries of losses previously charged-off	$37	31
Net losses charged-off:
Commercial and industrial loans	$(50)	(18)
Commercial mortgage loans	(2)	1
Commercial leases	(5)	-
Residential mortgage loans	(1)	(1)
Home equity	(3)	(3)
Indirect secured consumer loans	(12)	(13)
Credit card	(36)	(33)
Other consumer loans	(13)	(10)
Total net losses charged-off	$(122)	(77)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.39%	0.16
Commercial mortgage loans	0.06	(0.05)
Commercial leases	0.60	-
Total commercial loans and leases	0.32%	0.11
Residential mortgage loans	0.02	0.02
Home equity	0.17	0.20
Indirect secured consumer loans	0.43	0.57
Credit card	5.87	5.60
Other consumer loans	1.87	1.76
Total consumer loans	0.66%	0.68
Total net losses charged-off as a percent of average portfolio loans and leases	0.44%	0.32

(a)
For the three months ended March 31, 2020 and 2019, the Bancorp recorded $13 and $11, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As further described in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Bancorp adopted ASU
2016-13
on January 1, 2020 which established a new approach for estimating credit losses on certain types of financial instruments. After adoption of this amended guidance, the Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.
The Bancorp also considers qualitative factors in determining the ALLL. Qualitative adjustments are used to capture characteristics in the portfolio that impact expected credit losses which are not fully captured within the Bancorp’s expected credit loss models. These factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. In addition, the qualitative adjustment framework can be utilized to address specific idiosyncratic risks such as geopolitical events, natural disasters or changes in current economic conditions that are not reflected in the quantitative credit loss models, and their effects on regional borrowers and changes in product structures. Qualitative factors may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology.
Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for discussion of the accounting policies for the ALLL and reserve for unfunded commitments for periods prior to January 1, 2020.
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
For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a
13-point
scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions.
For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions.
Day 1 Adoption Impact
Upon adoption of ASU
2016-13
on January 1, 2020, the Bancorp used three forward-looking economic scenarios during the reasonable and supportable forecast period in its expected credit loss models to address the inherent imprecision in macroeconomic forecasting. Each of the three scenarios was developed by a third party that is subject to the Bancorp’s Third-Party Risk Management program including oversight by the Bancorp’s independent model risk management group. The scenarios included a most likely outcome (Baseline) and two less probable scenarios with one being more favorable than the Baseline and the other being less favorable. The more favorable alternative scenario (Upside) depicted a stronger near-term growth outlook while the less favorable outlook (Downside) depicted a moderate recession. The Baseline scenario was assigned a probability weighting of 80% with each of the Upside and Downside scenarios being assigned a 10% weighting.
The Baseline scenario was developed such that the expectation is that the economy will perform better than the projection 50% of the time and worse than the projection 50% of the time. The Upside scenario was developed such that there is a 10% probability that the economy will perform better than the projection and a 90% probability that it will perform worse. The Downside scenario was developed such that there is a 90% probability that the economy will perform better than the projection and a 10% probability that it will perform worse.
March 31, 2020 ACL
The ACL as of March 31, 2020 was impacted by several factors, including a significantly weaker economic outlook, lower oil prices, higher funded loan balances, and the impact of unprecedented fiscal and monetary stimulus from the U.S. Government. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative overlays. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in mid-March
that included estimates of the expected impacts of the deterioration in economic conditions caused by the spread of the
COVID-19
pandemic. The
COVID-19
critical pandemic scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 25% and a less

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

favorable scenario (Downside) assigned a probability of 15%. The critical pandemic scenario assumes the U.S. experiences a meaningful decline in economic output and employment and a very slow recovery (“U shaped”), which results in GDP declining and not returning to the 2019 levels until 2021. Additionally, this scenario assumes U.S. unemployment remains above 6% through the first half of 2021 until slowly recovering. The Upside scenario assumed a relatively benign economic outlook, albeit generally weaker than the Baseline scenario utilized under the Day 1 credit loss modeling process, with GDP growth remaining below 3% throughout the three year reasonable and supportable period and unemployment steadily increasing over the forecast period to just below 4.5%. The Downside scenario utilized macroeconomic variables that were more stressful than the Critical Pandemic scenario, resulting in an even longer recessionary period and slower recovery. Under this scenario, GDP does not return to 2019 levels until the end of 2021, and unemployment remains above 7% for almost the entire forecast period.
Given the continued economic deterioration and the stimulus actions taken by the U.S Government subsequent to the preparation of the third party scenarios that were utilized in the quantitative credit loss models, the Bancorp considered an updated economic scenario from the third party that was published on March 27, 2020, among other considerations, to inform the qualitative component of the ACL at March 31, 2020.
The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $600 million. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted in the circumstance.

TABLE 56: Changes in Allowance for Credit Losses
	For the three months ended
	March 31,
($ in millions)	2020 (b)	2019 (c)
ALLL:
Balance, beginning of period	$1,202	1,103
Impact of adoption of ASU 2016-13	643	-
Losses charged-off (a)	(159)	(108)
Recoveries of losses previously charged-off (a)	37	31
Provision for loan and lease losses	625	89
Balance, end of period	$2,348	1,115
Reserve for unfunded commitments:
Balance, beginning of period	$144	131
Impact of adoption of ASU 2016-13	10	-
Reserve for acquired unfunded commitments	-	1
Provision for the reserve for unfunded commitments	15	1
Balance, end of period	$169	133

(a)
For the three months ended March 31, 2020 and 2019, the Bancorp recorded $13 and $11, respectively, in both losses charged-off
and recoveries of losses previously
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

(b)	The ALLL and Reserve for unfunded commitments were calculated under the expected loss methodology upon the adoption of ASU 2016-13 on January 1, 2020.

(c)	The ALLL and Reserve for unfunded commitments were calculated under the incurred loss methodology for the three months ended March 31, 2019.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 1.99% and 1.10% at March 31, 2020 and December 31, 2019, respectively. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL. Prior to the adoption of ASU
2016-13
on January 1, 2020, the Bancorp also did not increase its existing ALLL as part of purchase accounting for acquired loans and leases. The ALLL was $2.3 billion and $1.2 billion at March 31, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2020	December 31, 2019
Attributed ALLL:
Commercial and industrial loans	$977	561
Commercial mortgage loans	237	87
Commercial construction loans	53	45
Commercial leases	46	17
Residential mortgage loans	260	73
Home equity	218	37
Indirect secured consumer loans	129	53
Credit card	306	168
Other consumer loans	122	40
Unallocated	-	121
Total ALLL	$2,348	1,202
Portfolio loans and leases:
Commercial and industrial loans	$58,250	50,542
Commercial mortgage loans	11,160	10,963
Commercial construction loans	5,462	5,090
Commercial leases	3,123	3,363
Residential mortgage loans	16,701	16,724
Home equity	5,963	6,083
Indirect secured consumer loans	12,050	11,538
Credit card	2,417	2,532
Other consumer loans	2,911	2,723
Total portfolio loans and leases	$118,037	109,558
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.68%	1.11
Commercial mortgage loans	2.12	0.79
Commercial construction loans	0.97	0.88
Commercial leases	1.47	0.51
Residential mortgage loans	1.56	0.44
Home equity	3.66	0.61
Indirect secured consumer loans	1.07	0.46
Credit card	12.66	6.64
Other consumer loans	4.19	1.47
Unallocated (as a percent of total portfolio loans and leases)	-	0.11
Total ALLL as a percent of total portfolio loans and leases	1.99%	1.10

As previously mentioned, the Bancorp adopted ASU
2016-13
on January 1, 2020. Based on portfolio characteristics and economic conditions and expectations as of January 1, 2020, the Bancorp recorded a combined increase to the ALLL and reserve for unfunded commitments on January 1, 2020 of approximately $653 million upon the adoption of ASU
2016-13.
The increase in the ALLL at the date of adoption was primarily attributable to longer duration home equity and residential mortgage loans.
The Bancorp’s ALLL may vary significantly from period to period after the adoption date as it will be based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. The adoption of ASU
2016-13
will also have an impact on the provision for credit losses in periods after adoption, which could differ materially from historical trends. For additional information on ASU
2016-13,
refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

INTEREST RATE AND PRICE RISK MANAGEMENT
Interest rate risk is the risk to earnings or capital arising from movement of interest rates. This risk primarily impacts the Bancorp’s income categories through changes in interest income on earning assets and the cost of interest-bearing liabilities, and through fee items that are related to interest sensitive activities such as mortgage origination and servicing income and through earnings credits earned on commercial deposits that offset commercial deposit fees. Price risk is the risk to earnings or capital arising from changes in the value of financial instruments and portfolios due to movements in interest rates, volatilities, foreign exchange rates, equity prices and commodity prices. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for any one or more of the following reasons:
●	Assets and liabilities mature or reprice at different times;

●	Short-term and long-term market interest rates change by different amounts; or

●	The expected maturities of various assets or liabilities shorten or lengthen as interest rates change.

In addition to the direct impact of interest rate changes on NII and interest-sensitive fees, interest rates can impact earnings through their effect on loan and deposit demand, credit losses, mortgage origination volumes, the value of servicing rights and other sources of the Bancorp’s earnings. Changes in interest rates and other market factors can impact earnings through changes in the value of portfolios, if not appropriately hedged. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk and to a lesser extent price risk. Management continually reviews the Bancorp’s on-
and
off-balance
sheet composition, earnings flows, and hedging strategies and models interest rate risk and price risk exposures, and possible actions to manage these risks, given numerous possible future interest rate and market factor scenarios. A series of Policy Limits and Key Risk Indicators are employed to ensure that risks are managed within the Bancorp’s risk tolerance for interest rate risk and price risk.
In addition to the traditional forms of interest rate risk discussed in this section, the Bancorp is exposed to interest rate risk associated with the retirement and replacement of LIBOR. For more information on the LIBOR transition, refer to the Overview section of MD&A.
The Commercial and Wealth and Asset Management lines of business manage price risk for capital markets sales and trading activities related to their respective businesses. The Mortgage line of business manages price risk for the origination and sale of conforming residential mortgage loans to government agencies and government-sponsored enterprises. The Bancorp’s Treasury department manages interest rate risk and price risk for all other activities. Independent oversight is provided by ERM, and key risk indicators and board approved policy limits are used to ensure risks are managed within the Bancorp’s risk tolerance.
The Bancorp’s Market Risk Management Committee (“MRMC”), which includes senior management representatives, is accountable to the ERMC, provides oversight and monitors price risk for the capital markets and sales and trading activities. The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, provides oversight and monitors interest rate and price risks for Mortgage and Treasury activities.
Net Interest Income Sensitivity
The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of NII to changes in interest rates. The model is based on contractual and estimated cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance
sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions as well as from changes in market conditions and management strategies.
As of March 31, 2020, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over
12-month
and
24-month
horizons assuming a 200 bps parallel ramped increase in interest rates. Given the uncertainty associated with a negative rate environment, the Bancorp does not have policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and non-parallel
shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The spread between LIBOR and Federal Funds has widened significantly in the current environment as the Federal Funds rate has fallen faster than LIBOR. This type of widening typically benefits the Bancorp as it should result in loan yields decreasing more slowly than deposit costs. At March 31, 2020,
1-Month
LIBOR was 99 bps while the Federal Funds target rate was 0 – 25 bps. At December 31, 2019,
1-Month
LIBOR was 176 bps while the Federal Funds target rate was 150 – 175 bps. The Bancorp is exposed to earnings volatility arising from faster than anticipated changes in this basis risk, as the spread between loan yields and deposit costs could compress. The Bancorp expects this spread to normalize during 2020 and net interest income will be impacted by the speed and magnitude of the spread compression. To the extent the
1-Month
LIBOR average for the second quarter converges towards the Federal Funds rate, net interest income could be negatively impacted. In general, each basis point of LIBOR/Federal Funds spread contraction is worth approximately $1 million per quarter. However, the impact of lower LIBOR rates on net interest income should be partially offset by additional deposit rate reductions and a higher contribution from the derivative portfolio.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising-rate interest-bearing deposit beta of 71% at March 31, 2020, which is approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. In the event of further rate cuts by the Federal Reserve into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 42% at March 31, 2020 while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.
The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.
The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 58: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2020				March 31, 2019
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
	12	13-24	12	13-24	12	13-24	12	13-24
Change in Interest Rates (bps)	Months	Months	Months	Months	Months	Months	Months	Months
+200 Ramp over 12 months	0.25%	5.60	(4.00)	(6.00)	0.92	3.99	(4.00)	(6.00)
+100 Ramp over 12 months	0.13	2.83	N/A	N/A	0.56	2.42	N/A	N/A
-100 Ramp over 12 months	N/A	N/A	N/A	N/A	(2.89)	(7.31)	N/A	N/A
-150 Ramp over 12 months	N/A	N/A	N/A	N/A	(4.42)	(11.84)	(8.00)	(12.00)

At March 31, 2020, the Bancorp’s NII sensitivity under the parallel rate ramp increases is near neutral in the first year and would benefit in the second year. The asymmetric NII sensitivity profile is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposits rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in this scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the
COVID-19
pandemic unfolded. The changes in the estimated NII sensitivity profile compared to March 31, 2019 were primarily attributable to a more asset sensitive balance sheet concentration marked by increased noninterest-bearing and low cost interest-bearing deposits. The down rate scenarios were also impacted by lower market interest rates as the higher composition of low-cost
deposits resulted in deposits hitting their floor rates more quickly in the current year scenarios. However, the strategic repositioning of the investment portfolio into securities that are less callable in the near term more than offset the more asset sensitive balance sheet concentration on NII at risk in year one and partially offset the impact in year two.
Tables 59 and 60 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2020 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2020 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 59: Estimated NII Sensitivity Profile at March 31, 2020 with a $1 Billion Change in Demand Deposit Assumption

	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
	12	13-24	12	13-24
Change in Interest Rates (bps)	Months	Months	Months	Months
+200 Ramp over 12 months	0.05%	5.17	0.45	6.02
+100 Ramp over 12 months	0.03	2.61	0.24	3.04

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of March 31, 2020. The resulting weighted-average rising-rate interest-bearing deposit betas included in this analysis were approximately 88% and 53%, respectively, and 52% and 31%, respectively, for falling rates as of March 31, 2020:

TABLE 60: Estimated NII Sensitivity Profile at March 31, 2020 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
	12	13-24	12	13-24
Change in Interest Rates (bps)	Months	Months	Months	Months
+200 Ramp over 12 months	(3.10)%	(1.64)	3.60	11.67
+100 Ramp over 12 months	(1.54)	(0.78)	1.80	5.82

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
The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 61: Estimated EVE Sensitivity Profile
	March 31, 2020		March 31, 2019
		ALCO		ALCO
Change in Interest Rates (bps)	% Change in EVE	Policy Limit	% Change in EVE	Policy Limit
+200 Shock	(3.33)%	(12.00)	(4.95)	(12.00)
+100 Shock	(0.33)	N/A	(1.73)	N/A
-100 Shock	N/A	N/A	(2.34)	N/A
-200 Shock	N/A	N/A	(8.75)	(12.00)

The EVE sensitivity is moderately negative in a +200 bps rising-rate scenario at March 31, 2020. The changes in the estimated EVE sensitivity profile from March 31, 2019 were primarily related to noninterest-bearing and low cost interest-bearing deposits growth and a decrease in market interest rates. These items were partially offset by strategic repositioning of the investment portfolio into securities that are less callable in the near term.
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
Tables 62 and 63 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information including the notional amount and fair values of these derivatives, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.
The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 62: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
	Notional	Fair	Remaining	Receive/Strike
As of March 31, 2020 ($ in millions)	Amount	Value	(years)	Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(8)	3.8	3.0%	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	616	6.6	4.4	1 ML / 3ML
Total interest rate swaps	$10,705	608

Interest rate floors – cash flow – receive-fixed	$3,000	272	4.7	2.25	1 ML

TABLE 63: Weighted Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
	Notional	Fair	Remaining	Receive/Strike
As of December 31, 2019 ($ in millions)	Amount	Value	(years)	Rate	Index
Interest rate swaps – cash flow – receive-fixed	$7,000	(2)	3.9	3.0%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting (a)	1,000	-	5.0	3.2	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	393	6.8	4.4	1 ML / 3ML
Total interest rate swaps	$10,705	391

Interest rate floors – cash flow – receive-fixed	$3,000	115	5.0	2.25	1 ML

(a)	Forward starting swaps became effective January 2, 2020.

Additionally, as part of its overall risk management strategy relative to its residential mortgage banking activities, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. The Bancorp economically hedges its exposure to residential mortgage loans held for sale through the use of forward contracts and mortgage options as well. See the Residential Mortgage Servicing Rights and Price Risk section for the discussion of the use of derivatives to economically hedge this exposure.
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
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of March 31, 2020:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows (a)

($ in millions)		Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$	33,661	23,879	710	58,250
Commercial mortgage loans		3,818	6,476	866	11,160
Commercial construction loans		2,243	3,117	102	5,462
Commercial leases		893	1,527	703	3,123
Total commercial loans and leases		40,615	34,999	2,381	77,995
Residential mortgage loans		3,701	7,458	5,542	16,701
Home equity		1,910	3,237	816	5,963
Indirect secured consumer loans		4,397	6,933	720	12,050
Credit card		483	1,934	-	2,417
Other consumer loans		1,543	1,192	176	2,911
Total consumer loans		12,034	20,754	7,254	40,042
Total portfolio loans and leases	$	52,649	55,753	9,635	118,037

(a)	Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.

The above table does not include the estimated impact of hardship programs on portfolio loan and lease cash flows. The Bancorp currently estimates portfolio loan and lease cash flows to be reduced by $225 million – $275 million over the next 6 months due to these programs. Additionally, the Bancorp expects to fund $175 million – $250 million of servicer advances related to its serviced-for-other
mortgages due to the hardship programs over the next 6 months. These cash flow estimates are based on actual hardship requests to date and estimated hardship requests during the second quarter of 2020.
The following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2020:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year (a)

	Interest Rate

($ in millions)	Fixed	Floating or Adjustable

Commercial and industrial loans	$3,012	21,577
Commercial mortgage loans	1,528	5,814
Commercial construction loans	36	3,183
Commercial leases	2,230	-
Total commercial loans and leases	6,806	30,574
Residential mortgage loans	9,716	3,284
Home equity	448	3,605
Indirect secured consumer loans	7,636	17
Credit card	448	1,486
Other consumer loans	1,126	242
Total consumer loans	19,374	8,634
Total portfolio loans and leases	$26,180	39,208

(a)	Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $685 million and $993 million at March 31, 2020 and December 31, 2019, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying
hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.
Mortgage rates decreased during both the three months ended March 31, 2020 and 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $331 million and $57 million, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $47 million and $27 million, respectively, due to the impact of contractual principal payments and actual prepayment activity during the three months ended March 31, 2020 and 2019.
The Bancorp recognized net gains of $353 million on its
non-qualifying
hedging strategy for the three months ended March 31, 2020 compared to $63 million for the three months ended March 31, 2019. These amounts include net gains on securities related to the Bancorp’s non-qualifying
hedging strategy which were $3 million for both the three months ended March 31, 2020 and March 31, 2019. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2020 and December 31, 2019 was $766 million and $880 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.
Commodity Risk
The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and price risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management.
LIQUIDITY RISK MANAGEMENT
The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash and investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 18 of the Notes to Condensed Consolidated Financial Statements.
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
The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages liquidity and funding risk within Board-approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has an Interest Rate and Price Risk Management function as part of ERM that provides independent oversight of liquidity risk management.
Sources of Funds
The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of public and private debt offerings.
Table 64 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $38.6 billion of securities in the Bancorp’s available-for-sale
debt and other securities portfolio at March 31, 2020, $3.8 billion in principal and interest is expected to be received in the next 12 months and an additional $4.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.
Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2020 and 2019, the Bancorp sold or securitized loans and leases totaling $3.1 billion and $1.2 billion, respectively. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.
Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost
funds. The Bancorp’s average core deposits and average shareholders’ equity funded 84% and 82% of its average total assets for the three months ended March 31, 2020 and 2019, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.
As of March 31, 2020, $4.8 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. For further information on a subsequent event related to long-term debt, refer to Note 25 of the Notes to Condensed Consolidated Financial Statements.
As of March 31, 2020, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $18.0 billion was available for issuance. During the three months ended March 31, 2020, the Bank issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. Additionally, at March 31, 2020, the Bank had approximately $46.2 billion of borrowing capacity available through secured borrowing sources including the FRB and FHLB.
Current Liquidity Position
The global spread of
COVID-19
has significantly impacted financial markets, including short-term liquidity markets and the debt capital markets. The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $60 billion in contingent funding sources. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.
In the first quarter of 2020, the Bancorp experienced significant asset growth from revolving line of credit utilization, which was fully funded by core deposit growth. Additionally, the Bancorp increased its on-balance
sheet liquidity by increasing other short-term investments to $6.3 billion at March 31, 2020. Line draw activity began to stabilize during the beginning of the second quarter of 2020; however, historically strong deposit growth trends continued.
As of March 31, 2020, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 66: Agency Ratings
As of May 8, 2020	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and
Fifth Third Bank, National Association:	Stable	Stable	Negative	Stable

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events that are neither market nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, cyber security or physical security incidents and privacy breaches or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.
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
The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cyber security risk management and review of operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.
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
The
COVID-19
pandemic has created heightened operational risks and impacts to the Bancorp, including risks related to new systems and processes to support remote work strategies, new customer hardship programs and functions that cannot be fully executed by outsourced service providers. Additionally, increased external threats have increased fraud and cyber security risks. These risks are being carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and robust business continuity management process, which are being leveraged to support the continuity of processes across the Bank. Fifth Third’s operational risk management team has been actively engaged to oversee and evaluate business changes required to ensure continuity of critical business services with the focus on impacts to customers and Bancorp employees.
LEGAL AND REGULATORY COMPLIANCE RISK MANAGEMENT
Legal and regulatory compliance risk is the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Legal risks include the risk of actions against the institution that results in unenforceable contracts, lawsuits, legal sanctions, or adverse judgments, which disrupt or otherwise negatively affect the operations or condition of the institution. Failure to effectively manage such risks can elevate the risk level or manifest itself as other types of key risks, including reputational or operational risk. Fifth Third focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels consistent with the Bancorp’s risk appetite.
To mitigate such risks, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring legal

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and regulatory compliance risks and adopting proper mitigation strategies. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, who are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication, and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, and privacy. The Chief Compliance Officer partners with the Financial Crimes Division to oversee anti-money laundering processes and also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.
Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.
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

TABLE 67: Prescribed Capital Ratios
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

The Bancorp is currently subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.
In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer is replaced with a stress capital buffer requirement. The FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer. The FRB will provide notice to the Bancorp of its stress capital buffer requirement, which is subject to a floor rate of 2.5%, by June 30, 2020. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The final rule is applicable to BHC’s with $100 billion or more in total consolidated assets and is effective on October 1, 2020.
In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one
impact of the adoption of ASU
2016-13,
referred to as CECL, on regulatory capital over a period of three years. The proposed rule was adopted as final effective July 1, 2019. The phase-in
provisions of the final rule are optional for a banking organization that experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the banking organization adopts CECL. A banking organization that elects the phase-in
provisions of the final rule for regulatory capital purposes must phase in 25% of the transitional amounts impacting regulatory capital in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year.
In March 2020, the banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL given the disruption in economic activity caused by the
COVID-19
pandemic. The interim final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year
delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one
impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one
ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.
The Bancorp adopted ASU
2016-13
on January 1, 2020 and elected the five-year transition
phase-in
option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. For additional information on ASU
2016-13,
refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.
On July 22, 2019, the federal banking regulators published the Regulatory Capital Simplification final rule in the Federal Register. Under the final rule, non-advanced
approach banks, such as the Bancorp, will be subject to simpler regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions than those currently applied. The final rule increases the deduction threshold for mortgage servicing assets, certain deferred tax assets arising from temporary differences and investments in the capital of unconsolidated financial institutions from 10% to 25% of CET1, but increases the risk-weighted assets percentage for the non-deducted
elements from 100% to 250%. The final rule pertaining to these regulatory capital elements was effective on April 1, 2020.
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 68: Capital Ratios
($ in millions)	March 31, 2020	December 31, 2019
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	12.63%	12.58
Tangible equity as a percent of tangible assets (a)(c)	8.41	9.52
Tangible common equity as a percent of tangible assets (a)(c)	7.41	8.44

Regulatory capital:
CET1 capital (b)	$13,840	13,847
Tier I capital (b)	15,609	15,616
Total regulatory capital (b)	20,081	19,661
Risk-weighted assets	147,756	142,065

Regulatory capital ratios: (b)
CET1 capital	9.37%	9.75
Tier I risk-based capital	10.56	10.99
Total risk-based capital	13.59	13.84
Tier I leverage	9.37	9.54

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

(b)	Regulatory capital ratios for the three months ended March 31, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

(c)	Excludes AOCI.

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
On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. Under the newly adopted tailoring rules the Bancorp is subject to category IV standards, under these standards the Bancorp is no longer required to conduct and publicly report company run stress tests pursuant to the Dodd Frank Wall Street Reform and Consumer Protection Act. As an institution subject to category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests on a biennial basis, the Board capital plan rule and FR
Y-14
reporting requirements. The Bancorp became subject to category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. As noted above, the Bancorp remains subject to the Board’s capital plan rule, and its requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan.
On March 4, 2020, the Bancorp was informed by the FRB that the deadline to submit the required information related to its capital plan within the FR
Y-14A
was extended until April 5, 2021, with the exception of the information contained in the Schedule C – Regulatory Capital Instruments. The information contained in Schedule C remained due on or before April 6, 2020, which the Bancorp submitted as required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In June of 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets. On March 16, 2020, the Bancorp announced it was temporarily suspending share repurchases that it had capacity to execute under the 2019 CCAR plan. The decision on share repurchases is consistent with Fifth Third’s objective to use the Bancorp’s capital and liquidity to provide support to individuals, businesses and the broader economy through lending and other important services. Fifth Third did not execute any open market or accelerated share repurchases in the first quarter of 2020.
Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.27 and $0.22 for the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2020:

TABLE 69: Share Repurchases
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	333,737	$29.10	-	76,437,348
February 1, 2020 - February 29, 2020	818,868	28.98	-	76,437,348
March 1, 2020 - March 31, 2020	16,634	20.98	-	76,437,348
Total	1,169,239	$28.90	-	76,437,348

(a)
Includes 1,169,239 shares repurchased during the first quarter of 2020 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Quantitative and Qualitative Disclosures about Market Risk (Item 3)

Information presented in the Interest Rate and Price Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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
As part of the adoption of ASU
2016-13,
the Bancorp implemented internal controls to ensure compliance with the revised accounting and disclosure requirements. The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, other than as noted above, there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$3,282	3,278
Other short-term investments (a)	6,319	1,950
Available-for-sale debt and other securities (b)	38,645	36,028
Held-to-maturity securities (c)	17	17
Trading debt securities	433	297
Equity securities	459	564
Loans and leases held for sale (d)	1,630	1,400
Portfolio loans and leases (a)(e)	118,037	109,558
Allowance for loan and lease losses (a)	(2,348)	(1,202)
Portfolio loans and leases, net	115,689	108,356
Bank premises and equipment (f)	2,009	1,995
Operating lease equipment	819	848
Goodwill	4,261	4,252
Intangible assets	184	201
Servicing rights	685	993
Other assets (a)	10,959	9,190
Total Assets	$185,391	169,369
Liabilities
Deposits:
Noninterest-bearing deposits	$39,533	35,968
Interest-bearing deposits	95,528	91,094
Total deposits	135,061	127,062
Federal funds purchased	1,625	260
Other short-term borrowings	4,542	1,011
Accrued taxes, interest and expenses	2,432	2,441
Other liabilities (a)	3,576	2,422
Long-term debt (a)	16,282	14,970
Total Liabilities	$163,518	148,166
Equity
Common stock (g)	$2,051	2,051
Preferred stock (h)	1,770	1,770
Capital surplus	3,597	3,599
Retained earnings	17,677	18,315
Accumulated other comprehensive income	2,477	1,192
Treasury stock (g)	(5,699)	(5,724)
Total Equity	$21,873	21,203
Total Liabilities and Equity	$185,391	169,369

(a)
Includes $69 and $74 of other short-term investments, $1,185 and $1,354 of portfolio loans and leases, $(14) and $(7) of ALLL, $6 and $8 of other assets, $3 and $2 of other liabilities, and $1,083 and $1,253 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2020 and December 31, 2019, respectively. For further information refer to Note 13.

(b)	Amortized cost of $36,428 and $34,966 at March 31, 2020 and December 31, 2019, respectively.

(c)	Fair value of $17 and $17 at March 31, 2020 and December 31, 2019, respectively.

(d)
Includes $1,565 and $1,264 of residential mortgage loans held for sale measured at fair value and $8 and $0 of commercial loans held for sale measured at fair value at March 31, 2020 and December 31, 2019, respectively.

(e)	Includes $185 and $183 of residential mortgage loans measured at fair value at March 31, 2020 and December 31, 2019, respectively.

(f)	Includes $36 and $27 of bank premises and equipment held for sale at March 31, 2020 and December 31, 2019, respectively.

(g)
Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2020 – 711,306,181 (excludes 212,586,400 treasury shares), December 31, 2019 – 708,915,629 (excludes 214,976,952 treasury shares).

(h)
500,000 shares of no par value preferred stock were authorized at both March 31, 2020 and December 31, 2019. There were 436,000 unissued shares of undesignated no par value preferred stock at both March 31, 2020 and December 31, 2019. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2020 and December 31, 2019. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both Mar ch 31, 2020 and December 31, 2019. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.
6
4

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended March 31,
($ in millions, except share data)		2020	2019
Interest Income
Interest and fees on loans and leases	$	1,235	1,143
Interest on securities		283	281
Interest on other short-term investments		7	9
Total interest income		1,525	1,433
Interest Expense
Interest on deposits		166	205
Interest on federal funds purchased		2	12
Interest on other short-term borrowings		6	6
Interest on long-term debt		122	128
Total interest expense		296	351
Net Interest Income		1,229	1,082
Provision for credit losses		640	90
Net Interest Income After Provision for Credit Losses		589	992
Noninterest Income (a)
Service charges on deposits		148	131
Wealth and asset management revenue		134	112
Commercial banking revenue		124	103
Mortgage banking net revenue		120	56
Card and processing revenue		86	79
Leasing business revenue		73	32
Other noninterest income		7	569
Securities (losses) gains, net		(24)	16
Securities gains, net - non-qualifying hedges on mortgage servicing rights		3	3
Total noninterest income		671	1,101
Noninterest Expense (a)
Compensation and benefits		647	610
Technology and communications		93	83
Net occupancy expense		82	75
Leasing business expense		35	19
Equipment expense		32	30
Marketing expense		31	36
Card and processing expense		31	31
Other noninterest expense		249	213
Total noninterest expense		1,200	1,097
Income Before Income Taxes		60	996
Applicable income tax expense		14	221
Net Income		46	775
Dividends on preferred stock		17	15
Net Income Available to Common Shareholders	$	29	760
Earnings per share - basic	$	0.04	1.14
Earnings per share - diluted	$	0.04	1.12
Average common shares outstanding - basic		713,555,693	661,057,120
Average common shares outstanding - diluted		720,362,697	670,685,025

(a)
During the first quarter of 2020, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

Refer to the Notes to Condensed Consolidated Financial Statements.
6
5

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

		For the three months ended March 31,
($ in millions)		2020	2019
Net Income	$	46	775
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during period		882	430
Reclassification adjustment for net losses included in net income		-	1
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period		427	87
Reclassification adjustment for net (gains) losses included in net income		(25)	2
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs		1	1
Other comprehensive income, net of tax		1,285	521
Comprehensive Income	$	1,331	1,296

Refer to the Notes to Condensed Consolidated Financial Statements.
6
6

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

		Bancorp Shareholders’ Equity
						Accumulated		Total
						Other		Bancorp	Non-
		Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)		Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
Balance at December 31, 2018	$	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	-	16,250
Impact of cumulative effect of change in accounting principle					10			10		10
Balance at January 1, 2019	$	2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	-	16,260
Net income					775			775		775
Other comprehensive income, net of tax						521		521		521
Cash dividends declared:
Common stock (a)					(165)			(165)		(165)
Preferred stock (b)					(15)			(15)		(15)
Shares acquired for treasury				(135)			(778)	(913)		(913)
Impact of stock transactions under stock compensation plans, net				(5)			30	25		25
Impact of MB Financial, Inc. acquisition				712			2,447	3,159	197	3,356
Other				(1)	1			-		-
Balance at March 31, 2019	$	2,051	1,331	3,444	17,184	409	(4,772)	19,647	197	19,844

Balance at December 31, 2019	$	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	-	21,203
Impact of cumulative effect of change in accounting principle (c)					(472)			(472)		(472)
Balance at January 1, 2020	$	2,051	1,770	3,599	17,843	1,192	(5,724)	20,731	-	20,731
Net income					46			46		46
Other comprehensive income, net of tax						1,285		1,285		1,285
Cash dividends declared:
Common stock (a)					(195)			(195)		(195)
Preferred stock (b)					(17)			(17)		(17)
Impact of stock transactions under stock compensation plans, net				(2)			25	23		23
Balance at March 31, 2020	$	2,051	1,770	3,597	17,677	2,477	(5,699)	21,873	-	21,873

(a)	Dividends declared per common share were $0.27 and $0.22 for the three months ended March 31, 2020 and 2019, respectively.

(b)
For both the three months ended March 31, 2020 and 2019, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I. For the three months ended March 31, 2020 and 2019, dividends per preferred share for Perpetual Preferred Stock, Series J were $320.55 and $612.50, respectively. For the three months ended March 31, 2020, dividends were $309.38 per preferred share for Perpetual Preferred Stock, Series K and $15.00 per preferred share for Perpetual Class B Preferred Stock, Series A.

(c)	Related to the adoption of ASU 2016-13 as of January 1, 2020. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.
6
7

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

		For the three months ended March 31,
($ in millions)		2020	2019
Operating Activities
Net income	$	46	775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses		640	90
Depreciation, amortization and accretion		118	89
Stock-based compensation expense		53	54
Benefit from deferred income taxes		(3)	(67)
Securities losses (gains), net		26	(16)
Securities gains, net - non-qualifying hedges on mortgage servicing rights		(3)	(3)
MSR fair value adjustment		378	84
Net gains on sales of loans and fair value adjustments on loans held for sale		(91)	(21)
Net losses on disposition and impairment of bank premises and equipment		3	20
Net gains on disposition and impairment of operating lease equipment		(6)	-
Gain on sale of Worldpay, Inc. shares		-	(562)
Proceeds from sales of loans held for sale		3,072	1,217
Loans originated or purchased for sale, net of repayments		(3,239)	(1,302)
Dividends representing return on equity investments		3	3
Net change in:
Trading debt and equity securities		(54)	60
Other assets		(192)	274
Accrued taxes, interest and expenses		(267)	(123)
Other liabilities		(51)	(38)
Net Cash Provided by Operating Activities		433	534
Investing Activities
Proceeds from sales:
Available-for-sale securities and other investments		800	2,719
Loans and leases		46	52
Bank premises and equipment		6	2
Proceeds from repayments / maturities:
Available-for-sale securities and other investments		564	439
Purchases:
Available-for-sale securities and other investments		(2,570)	(3,644)
Bank premises and equipment		(74)	(57)
MSRs		(26)	-
Proceeds from settlement of BOLI		2	3
Proceeds from sales and dividends representing return of equity investments		4	998
Net cash received on acquisition		-	1,210
Net change in:
Federal funds sold		-	35
Other short-term investments		(4,369)	(1,678)
Loans and leases		(8,567)	(1,196)
Operating lease equipment		3	(4)
Net Cash Used in Investing Activities		(14,181)	(1,121)
Financing Activities
Net change in:
Deposits		7,999	339
Federal funds purchased		1,365	705
Other short-term borrowings		3,531	408
Dividends paid on common stock		(173)	(143)
Dividends paid on preferred stock		(17)	-
Proceeds from issuance of long-term debt		1,260	1,790
Repayment of long-term debt		(180)	(1,504)
Repurchases of treasury stock and related forward contract		-	(913)
Other		(33)	(27)
Net Cash Provided by Financing Activities		13,752	655
Increase in Cash and Due from Banks		4	68
Cash and Due from Banks at Beginning of Period		3,278	2,681
Cash and Due from Banks at End of Period	$	3,282	2,749

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash
investing and financing activities.
6
8

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
The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2019 has been derived from the Bancorp’s Annual Report on Form
10-K.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior period data has been reclassified to conform to current period presentation. Specifically, Fifth Third reclassified certain noninterest income and noninterest expense line items to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash
investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2020	2019
Cash Payments:
Interest	$367	379
Income taxes	14	14

Transfers:
Portfolio loans and leases to loans and leases held for sale	23	38
Loans and leases held for sale to portfolio loans and leases	7	15
Portfolio loans and leases to OREO	5	8

Supplemental Disclosures:
Additions to right-of-use assets under operating leases	17	4
Additions to right-of-use assets under finance leases	13	1
Right-of-use assets recognized at adoption of ASU 2016-02	-	509

6
9

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
The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates are final as of March 31, 2020.

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their fair value as of the acquisition date:

($ in millions)
Consideration paid
Cash payments			$469
Fair value of common stock issued			3,121
Stock-based awards			38
Dividend receivable from MB Financial, Inc.			(20)
Total consideration paid			$3,608

Fair value of noncontrolling interest in acquiree			$197

Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases	13,414	(a)
Bank premises and equipment	266	(a)
Operating lease equipment	394	(a)
Intangible assets	219	(a)
Servicing rights	263
Other assets	750	(a)
Total assets acquired	$17,972
Liabilities
Deposits	$14,489
Other short-term borrowings	267	(a)
Accrued taxes, interest and expenses	276	(a)
Other liabilities	194	(a)
Long-term debt	727	(a)
Total liabilities assumed	$15,953

Net identifiable assets acquired			2,019
Goodwill			$1,786

(a)	Fair values have been updated from the preliminary estimates reported in the March 31, 2019 Form 10-Q.

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
Loans and leases held for sale and portfolio loans and leases
Fair values for loans were based on a DCF methodology that considered factors including the type of loan and related collateral, fixed or variable interest rate, remaining term, credit quality ratings or scores, amortization status and current discount rates. Loans with similar characteristics were pooled together when applying various valuation techniques. The discount rates used for loans were based on an evaluation of current market rates for new originations of comparable loans and a market participant’s required rate of return to purchase similar assets, including adjustments for liquidity and credit quality when necessary. For PCI loans (now PCD loans effective January 1, 2020 upon the adoption of ASU
2016-13),
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
Merger-Related Expenses
Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $7 million and $76 million for the three months ended March 31, 2020 and 2019, respectively.
The following table provides a summary of merger-related expenses recorded in noninterest expense:

		For the three months ended March 31,
($ in millions)		2020	2019
Compensation and benefits	$	2	35
Technology and communications		3	11
Net occupancy expense		1	-
Marketing expense		-	4
Other noninterest expense		1	26
Total	$	7	76

Pro Forma Information
Revenue and earnings related to MB Financial, Inc.’s operations included in Fifth Third Bancorp’s Condensed Consolidated Statements of Income from the acquisition date through March 31, 2019, were $16 million of net interest income, $12 million of noninterest income and $13 million of net income available to common shareholders, which excludes certain merger-related charges incurred by the Bancorp as part of the acquisition of MB Financial, Inc.
The following table presents unaudited pro forma information as if the acquisition of MB Financial, Inc. had occurred on January 1, 2018. This pro forma information combines the historical condensed consolidated results of operations of Fifth Third Bancorp and MB Financial, Inc. after giving effect to certain adjustments, including purchase accounting fair value adjustments, amortization of intangibles, stock-based compensation expense and acquisition costs, as well as the related income tax effects of those adjustments. The pro forma results also reflect reclassification adjustments to noninterest income and noninterest expense to conform MB Financial, Inc.’s presentation of operating lease income and the related depreciation expense with the Bancorp’s presentation. Direct costs associated with the acquisition were included in pro forma earnings as of January 1, 2018.
7
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

($ in millions)		Unaudited Pro Forma Information For the three months ended March 31, 2019
Net interest income	$	1,233
Noninterest income		1,204
Net income available to common shareholders		893

Acquired Loans and Leases
Prior to the adoption of ASU
2016-13
on January 1, 2020, purchased loans were evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. Generally, the fair value discount or premium on acquired loans and leases was amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit impairment (PCI loans), the Bancorp determined at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans was accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). This method of accounting for loans acquired with credit impairment did not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for additional information on the accounting for PCI loans. The Bancorp elected to account for loans acquired from MB Financial, Inc., which were not considered impaired but exhibited evidence of credit deterioration since origination, in the same manner as PCI loans.
The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates are final as of March 31, 2020.

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
ASU
2016-13,
which was adopted by the Bancorp on January 1, 2020, superseded the accounting for PCI loans and transitioned to the accounting for PCD loans. As such, the Bancorp no longer recognizes a nonaccretable difference or accretable yield, but instead includes expected credit losses on loans acquired with evidence of credit deterioration as part of the ALLL and amortizes any remaining noncredit discount over the remaining contractual life of the loan as an adjustment to yield. Upon adoption, the Bancorp increased the ALLL by $33 million to reflect expected credit losses on loans previously designated as PCI loans. This amount was added to the amortized cost basis of the loans at transition. After this adjustment, the remaining difference between the amortized cost basis and unpaid principal balance is considered to be a noncredit discount. The noncredit discount totaled $87 million as of January 1, 2020. Refer to Note 4 for additional information about ASU
2016-13.
The Bancorp’s PCD portfolio was $508 million as of March 31, 2020.
Bank Merger
On May 3, 2019 MB Financial Bank, N.A. merged with and into Fifth Third Bank (now Fifth Third Bank, National Association), with Fifth Third Bank, National Association as the surviving entity. Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp.
7
3

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

4. Accounting and Reporting Developments
Standards Adopted in 2020
The Bancorp adopted the following new accounting standards during the three months ended March 31, 2020:
ASU
2016-13
– Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU
2016-13
which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and requires the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance
sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The expected credit loss model also applies to purchased financial assets with credit deterioration, superseding previous accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale
debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model requires an entity to recognize an allowance for credit losses on available-for-sale
debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under previous guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale
debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. Subsequent to the issuance of ASU
2016-13,
the FASB has issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU
2018-19
(issued in November 2018), ASU
2019-04
(issued in April 2019), ASU
2019-05
(issued in May 2019), and ASU
2019-11
(issued in November 2019).
The Bancorp adopted the amended guidance on January 1, 2020, using a modified retrospective approach, although certain provisions of the guidance are only required to be applied on a prospective basis. Upon adoption, the Bancorp recorded a combined increase to the ALLL and reserve for unfunded commitments of approximately $653 million and a cumulative-effect adjustment to retained earnings of $472 million. Of the increase to the ALLL, approximately $33 million pertained to the recognition of an ALLL on purchased financial assets with credit deterioration and was also added to the carrying value of the related loans. Adoption of the amended guidance did not have a material impact to the Bancorp’s investment securities portfolio. The required disclosures are included in Note 7.
ASU
2017-04
– Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU
2017-04
which simplifies the test for goodwill impairment by removing the second step, which measures the amount of impairment loss, if any. Instead, the amended guidance states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance
 applies

to all reporting units, including those with zero or negative carrying amounts of net assets. The Bancorp adopted the amended guidance on January 1, 2020. The amended guidance is applied prospectively to all goodwill impairment tests performed after the adoption date.
ASU
2018-13
– Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU
2018-13
which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The Bancorp adopted the amended guidance on January 1, 2020 and the required disclosures are included in Note 23.
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
ASU
2020-04
– Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate on Financial Reporting
In March 2020, the FASB issued ASU
2020-04
which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do
7
4

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating the optional expedients and exceptions in accounting for eligible contract modifications, changes to eligible existing hedging relationships and new hedging relationships available through December 31, 2022.
Standards Issued but Not Yet Adopted
The following accounting standards were issued but not yet adopted by the Bancorp as of March 31, 2020:
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
Regulatory Developments Related to the
COVID-19
Pandemic
On March 22, 2020, various national banking regulatory agencies jointly issued an interagency statement addressing loan modifications and reporting for financial institutions working with customers affected by the
COVID-19
pandemic. The statement describes the agencies’ interpretation of how existing guidance in U.S. GAAP applies to certain loan modifications related to
COVID-19.
Among other things, the statement affirms that short-term modifications (e.g.
,
 six months) made on a good faith basis in response to
COVID-19
to borrowers who were less than 30 days past due on contractual payments at the time a modification program is implemented would not be considered TDRs. The statement also clarifies that loans modified in response to the
COVID-19
pandemic should be evaluated on the basis of their modified terms when reporting loans as past due and evaluating for nonaccrual status and charge-off.
On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the
COVID-19
pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the termination of the
COVID-19
national emergency. On April 7, 2020, the national banking regulatory agencies revised their previously issued interagency statement to clarify the interactions with the provisions of Section 4013 of the CARES Act.
The Bancorp has elected to apply the temporary suspension of TDR requirements provided by the CARES Act for eligible loan modifications. For loan modifications that are not eligible for the suspension offered by the CARES Act or that are executed outside its applicable period, the Bancorp considers the interpretive guidance provided in the revised interagency statement to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification does not fall within the scope of the interagency statement.
On April 10, 2020, the FASB staff issued a
question-and-answer
document (Q&A) to address questions on the application of the lease accounting guidance for lease concessions related to the effects of the
COVID-19
pandemic. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions in certain circumstances and therefore would not be considered a lease modification. Given the significant cost and complexity in assessing the large volume of lease contracts for which concessions are being granted due to the
COVID-19
pandemic, the FASB clarified in this Q&A that an entity can elect to account for lease concessions associated with the
COVID-19
pandemic as though enforceable rights and obligations for those concessions existed. This guidance eliminates the requirement to analyze each contract to determine whether enforceable rights and obligations to provide concessions exist and allows an entity to elect to apply or not apply the lease modification guidance in Topic 842. This election is only available for concessions related to the effect of the
COVID-19
pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
The Bancorp has elected to not apply the lease modification accounting guidance
in Topic 842 for lease concessions granted as a result of the
COVID-19
pandemic as the deferrals only affect the timing of the payments and the amount of consideration to be received is substantially the same as that required by the original contract.
Updates to Significant Accounting and Reporting Policies
In conjunction with the adoption of new accounting standards, the Bancorp has updated its accounting and reporting policies for investment securities, portfolio loans and leases, the ALLL, the reserve for unfunded commitments and goodwill as described below. Refer to Note 1 of the Notes to Consolidated Financial Statements in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for discussion of these accounting and reporting policies for periods prior to January 1, 2020.
7
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
Available-for-sale
debt securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. Accrued interest receivables on investment securities are presented in the Condensed Consolidated Balance Sheets as a component of other assets.
Available-for-sale
debt securities with unrealized losses are reviewed quarterly to determine if the decline in fair value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale
securities to reflect the amount of the unrealized loss attributable to credit, however this impairment is limited by the amount that the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized through OCI. Changes in the allowance for credit losses are recognized in earnings.
The determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the debt security. The Bancorp develops these expectations after considering various factors such as agency ratings, the financial condition of the issuer or underlying obligors, payment history, payment structure of the security, industry and market conditions, underlying collateral and other factors which may be relevant based on the facts and circumstances pertaining to individual securities.
If the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of its amortized cost basis, then the allowance for credit losses, if previously recorded, is written off and the security’s amortized cost is written down to the security’s fair value at the reporting date, with any incremental impairment recorded as a charge to noninterest income.
Held-to-maturity
debt securities are assessed periodically to determine if a valuation allowance is necessary to absorb credit losses expected to occur over the remaining contractual life of the securities. The carrying amount of held-to-maturity
debt securities is presented net of the valuation allowance for credit losses when such an allowance is deemed necessary.
Equity securities with readily determinable fair values not accounted for under the equity method are reported at fair value with unrealized gains and losses included in noninterest income in the Condensed Consolidated Statements of Income. Equity securities without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes as a result of an observable price change for the identical or similar investment of the same issuer. At each quarterly reporting period, the Bancorp performs a qualitative assessment to evaluate whether impairment indicators are present. If qualitative indicators are identified, the investment is measured at fair value with the impairment loss included in noninterest income in the Condensed Consolidated Statements of Income.
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
Portfolio loans and leases—basis of accounting
Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred direct loan origination fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the estimated life of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding computed using the effective interest method.
Loans and leases acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. Purchased loans and finance leases (including both sales-type leases and direct financing leases) are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans and finance leases that do not exhibit evidence of more-than-insignificant credit deterioration since origination, the Bancorp does not carry over the acquired company’s ALLL, but upon acquisition will record an ALLL and provision for credit losses reflective of credit losses expected to be incurred over the remaining contractual life of the acquired loans. Premiums and discounts reflected in the initial fair value are amortized over the contractual life of the loan as an adjustment to yield.
For loans and finance leases that exhibit evidence of more-than-insignificant credit quality deterioration since origination, the Bancorp’s estimate of expected credit losses is added to the ALLL upon acquisition and to the initial purchase price of the loans and leases to determine the initial amortized cost basis for the purchased financial assets with credit deterioration. Any resulting difference between the initial amortized cost basis (as adjusted for expected credit losses) and the par value of the loans and leases at the acquisition date represents the non-credit
premium or discount, which is amortized over the contractual life of the loan or lease as an adjustment to yield. This method of accounting for loans acquired with deteriorated credit quality does not apply to loans carried at fair value or residential mortgage loans held for sale.
7
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
2016-02,
Leases, on January 1, 2019.
ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, indirect secured consumer, credit card and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 7.
The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp.
Accrued interest receivables on loans and leases are presented in the Condensed Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivables. Refer to the Portfolio Loans and Leases section for additional information.
Credit losses are charged and recoveries are credited to the ALLL. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans and leases, including historical credit loss experience, current and forecasted market and economic conditions and consideration of various qualitative factors that, in management’s judgement, deserve consideration in estimating credit losses. Provisions for credit losses are recorded for the amounts necessary to adjust the ALLL to the Bancorp’s current estimate of expected credit losses on portfolio loans and leases. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.
The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated.
Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment,

the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated commercial loans and leases, including
TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off
experience.
Expected credit losses are estimated on a collective basis for loans and leases that are not individually evaluated. These include commercial loans and leases that do not meet the criteria for individual evaluation as well as homogeneous loans and leases in the residential mortgage and consumer portfolio segments. For collectively evaluated loans and leases, the Bancorp uses models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The estimate of the expected balance at the time of default considers prepayments and, for loans with available credit, expected utilization rates. The Bancorp’s expected credit loss models were developed based on historical credit loss experience and
7
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

observations of migration patterns for various credit risk characteristics (such as internal credit risk grades, external credit ratings or scores, delinquency status, loan-to-value
trends, etc.) over time, with those observations evaluated in the context of concurrent macroeconomic conditions. The Bancorp developed its models from historical observations capturing a full economic cycle when possible.
The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable. Generally, the Bancorp considers its forecasts to be reasonable and supportable for a period of up to three years from the estimation date. For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information without adjustment for changes in economic conditions. This reversion is phased in over a two-year
period. The Bancorp evaluates the length of its reasonable and supportable forecast period, its reversion period and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.
The Bancorp also considers qualitative factors in determining the ALLL. Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the Bancorp’s expected credit loss models. These include adjustments for changes in policies or procedures in underwriting, monitoring or collections, lending and risk management personnel and results of internal audit and quality control reviews. These may also include adjustments, when deemed necessary, for specific idiosyncratic risks such as geopolitical events, natural disasters and their effects on regional borrowers, and changes in product structures. Qualitative factors may also be used to address the impacts of unforeseen events on key inputs and assumptions within the Bancorp’s expected credit loss models, such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology.
When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.
Reserve for unfunded commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities and is included in other liabilities in the Condensed Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon expected credit losses over the remaining contractual life of the commitments, taking into consideration the current funded balance and estimated exposure over the reasonable and supportable forecast period. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in provision for credit losses in the Condensed Consolidated Statements of Income.
Goodwill
Business combinations entered into by the Bancorp typically include the recognition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment.
Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.
The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.
7
8

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

5. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale
debt and other securities and
held-to-maturity
investment securities portfolios as of:

		Amortized	Unrealized	Unrealized	Fair
March 31, 2020 ($ in millions)		Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$	74	4	-	78
Obligations of states and political subdivisions securities		17	-	-	17
Mortgage-backed securities:
Agency residential mortgage-backed securities		13,350	810	(16)	14,144
Agency commercial mortgage-backed securities		16,395	1,408	(5)	17,798
Non-agency commercial mortgage-backed securities		3,229	87	(1)	3,315
Asset-backed securities and other debt securities		2,747	18	(88)	2,677
Other securities (a)		616	-	-	616
Total available-for-sale debt and other securities	$	36,428	2,327	(110)	38,645
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$	15	-	-	15
Asset-backed securities and other debt securities		2	-	-	2
Total held-to-maturity securities	$	17	-	-	17

(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $136, $478 and $2, respectively, at March 31, 2020, that are carried at cost.

		Amortized	Unrealized	Unrealized	Fair
December 31, 2019 ($ in millions)		Cost	Gains	Losses	Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$	74	1	-	75
Obligations of states and political subdivisions securities		18	-	-	18
Mortgage-backed securities:
Agency residential mortgage-backed securities		13,746	388	(19)	14,115
Agency commercial mortgage-backed securities		15,141	564	(12)	15,693
Non-agency commercial mortgage-backed securities		3,242	123	-	3,365
Asset-backed securities and other debt securities		2,189	29	(12)	2,206
Other securities (a)		556	-	-	556
Total available-for-sale debt and other securities	$	34,966	1,105	(43)	36,028
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$	15	-	-	15
Asset-backed securities and other debt securities		2	-	-	2
Total held-to-maturity securities	$	17	-	-	17

(a)	Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

		March 31,	December 31,
($ in millions)		2020	2019
Trading debt securities	$	433	297
Equity securities		459	564

The amounts reported in the preceding tables exclude accrued interest receivables on investment securities of $94 million at March 31, 2020 which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying
hedging strategy, with net gains or losses recorded in securities gains, net –
non-qualifying
hedges on MSRs in the Condensed Consolidated Statements of Income.
7
9

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents securities (losses) gains recognized in the Condensed Consolidated Statements of Income:

		For the three months ended
		March 31,
($ in millions)		2020	2019
Available-for-sale debt and other securities:
Realized gains	$	1	13
Realized losses		(1)	(14)
Net realized losses on available-for sale debt and other securities	$	-	(1)
Total trading debt securities gains	$	3	3
Total equity securities (losses) gains (a)	$	(24)	17
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities (b)	$	(21)	19

(a)	Includes net unrealized losses of $23 and net unrealized gains of $19 for the three months ended March 31, 2020 and 2019, respectively.

(b)
Excludes $2 of net securities losses for the three months ended March 31, 2020 and $3 of securities gains for the three months ended March 31, 2019 included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

Upon adoption of ASU
2016-13
on January 1, 2020, the Bancorp evaluates
available-for-sale
debt and other securities in an unrealized loss position to determine whether all or a portion of the unrealized loss on such securities is a credit loss. If credit losses are identified, they are generally recognized as an allowance for credit losses (a contra account to the amortized cost basis of the securities) with the periodic change in the allowance recognized in earnings. Prior to January 1, 2020, investment securities were evaluated for OTTI with any identified OTTI recognized as a charge to income and a direct reduction of the amortized cost basis of the securities.
At March 31, 2020, the Bancorp completed its evaluation of the available-for-sale
debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. During the three months ended March 31, 2019, the Bancorp did not recognize any OTTI on its available-for-sale
debt and other securities.
At March 31, 2020 and December 31, 2019, investment securities with a fair value of $10.6 billion and $8.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.
The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale
debt and other securities and
held-to-maturity
investment securities as of March 31, 2020 are shown in the following table:

		Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)		Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Less than 1 year	$	36	37	15	15
1-5 years		13,751	14,523	-	-
5-10 years		15,746	16,868	-	-
Over 10 years		6,279	6,601	2	2
Other securities		616	616	-	-
Total	$	36,428	38,645	17	17

(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale
debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

		Less than 12 months		12 months or more		Total
			Unrealized		Unrealized		Unrealized
($ in millions)		Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2020
Agency residential mortgage-backed securities	$	581	(16)	2	-	583	(16)
Agency commercial mortgage-backed securities		319	(5)	-	-	319	(5)
Non-agency commercial mortgage-backed securities		109	(1)	-	-	109	(1)
Asset-backed securities and other debt securities		1,466	(73)	373	(15)	1,839	(88)
Total	$	2,475	(95)	375	(15)	2,850	(110)
December 31, 2019
Agency residential mortgage-backed securities	$	2,159	(19)	4	-	2,163	(19)
Agency commercial mortgage-backed securities		1,602	(12)	-	-	1,602	(12)
Asset-backed securities and other debt securities		367	(3)	379	(9)	746	(12)
Total	$	4,128	(34)	383	(9)	4,511	(43)

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

At March 31, 2020 and December 31, 2019, $5 million and an immaterial amount of unrealized losses in the available-for-sale
debt and other securities portfolio were represented by
non-rated
securities, respectively.
6. Loans and Leases
The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. The Bancorp’s commercial loan and lease portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. For further information on credit quality and the ALLL, refer to Note 7.
The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

		March 31,	December 31,
($ in millions)		2020	2019
Loans and leases held for sale:
Commercial and industrial loans	$	64	135
Commercial mortgage loans		1	1
Residential mortgage loans		1,565	1,264
Total loans and leases held for sale	$	1,630	1,400
Portfolio loans and leases:
Commercial and industrial loans	$	58,250	50,542
Commercial mortgage loans		11,160	10,963
Commercial construction loans		5,462	5,090
Commercial leases		3,123	3,363
Total commercial loans and leases	$	77,995	69,958
Residential mortgage loans	$	16,701	16,724
Home equity		5,963	6,083
Indirect secured consumer loans		12,050	11,538
Credit card		2,417	2,532
Other consumer loans		2,911	2,723
Total consumer loans	$	40,042	39,600
Total portfolio loans and leases	$	118,037	109,558

Portfolio loans and leases are recorded net of unearned income, which totaled $315 million as of March 31, 2020 and $354 million as of December 31, 2019. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $297 million and $249 million as of March 31, 2020 and December 31, 2019, respectively. The amortized cost basis of loans and leases excludes accrued interest receivables of $347 million at March 31, 2020 which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.
The Bancorp’s FHLB and FRB borrowings are generally secured by loans. The Bancorp had loans of $16.8 billion and $16.7 billion at March 31, 2020 and December 31, 2019, respectively, pledged at the FHLB, and loans of $45.0 billion and $47.3 billion at March 31, 2020 and December 31, 2019, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

		Carrying Value		90 Days Past Due and Still Accruing
($ in millions)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and industrial loans	$	58,314	50,677	13	11
Commercial mortgage loans		11,161	10,964	20	15
Commercial construction loans		5,462	5,090	-	-
Commercial leases		3,123	3,363	10	-
Residential mortgage loans		18,266	17,988	54	50
Home equity		5,963	6,083	-	1
Indirect secured consumer loans		12,050	11,538	11	10
Credit card		2,417	2,532	42	42
Other consumer loans		2,911	2,723	1	1
Total loans and leases	$	119,667	110,958	151	130
Less: Loans and leases held for sale	$	1,630	1,400
Total portfolio loans and leases	$	118,037	109,558

The following table presents a summary of net charge-offs (recoveries) for the three months ended March 31:

($ in millions)		2020	2019
Commercial and industrial loans	$	50	18
Commercial mortgage loans		2	(1)
Commercial leases		5	-
Residential mortgage loans		1	1
Home equity		3	3
Indirect secured consumer loans		12	13
Credit card		36	33
Other consumer loans		13	10
Total net charge-offs	$	122	77

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
The following table presents the components of the net investment in leases as of:

($ in millions) (a)		March 31, 2020	December 31, 2019
Net investment in direct financing leases:
Lease payment receivable (present value)	$	1,985	2,196
Unguaranteed residual assets (present value)		215	220
Net discount on acquired leases		(6)	(7)
Net investment in sales-type leases:
Lease payment receivable (present value)		534	510
Unguaranteed residual assets (present value)		16	15

(a)	Excludes $379 and $429 of leveraged leases at March 31, 2020 and December 31, 2019, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 was $18 million and $22 million, respectively, for direct financing leases and $6 million and immaterial, respectively, for sale-type leases.
8
2

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2020 ($ in millions)		Direct Financing Leases	Sales-Type Leases
Remainder of 2020	$	483	98
2021		512	140
2022		415	120
2023		257	80
2024		184	71
2025		115	28
Thereafter		158	54
Total undiscounted cash flows	$	2,124	591
Less: Difference between undiscounted cash flows and discounted cash flows		139	57
Present value of lease payments (recognized as lease receivables)	$	1,985	534

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $46 million and $17 million at March 31, 2020 and December 31, 2019, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.
8
3

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

7. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.
Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2020 ($ in millions)		Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$	710	73	298	121	1,202
Impact of adoption of ASU 2016-13 (a)		160	196	408	(121)	643
Losses charged-off (b)		(61)	(2)	(96)	-	(159)
Recoveries of losses previously charged-off (b)		4	1	32	-	37
Provision for (benefit from) loan and lease losses		500	(8)	133	-	625
Balance, end of period	$	1,313	260	775	-	2,348

(a)	Includes $31, $1 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.

(b)
The Bancorp recorded $13 i
n both losses
charged-off
and recoveries of losses previously
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2019 ($ in millions)		Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$	645	81	267	110	1,103
Losses charged-off (a)		(20)	(2)	(86)	-	(108)
Recoveries of losses previously charged-off (a)		3	1	27	-	31
Provision for (benefit from) loan and lease losses		26	(1)	62	2	89
Balance, end of period	$	654	79	270	112	1,115

(a)
The Bancorp recorded $11 in both losses
charged-off
and recoveries of losses previously
charged-off
related to customer defaults on
point-of-sale
consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2020 ($ in millions)		Commercial	Residential Mortgage	Consumer	Total
ALLL: (a)
Individually evaluated	$	118	77	60	255
Collectively evaluated		1,195	183	715	2,093
Total ALLL	$	1,313	260	775	2,348
Portfolio loans and leases: (b)
Individually evaluated	$	547	813	296	1,656
Collectively evaluated		76,989	15,674	23,025	115,688
Purchased credit deteriorated		459	29	20	508
Total portfolio loans and leases	$	77,995	16,516	23,341	117,852

(a)	Includes $4 related to leveraged leases at March 31, 2020.

(b)	Excludes $185 of residential mortgage loans measured at fair value and includes $379 of leveraged leases, net of unearned income at March 31, 2020.

As of December 31, 2019 ($ in millions)		Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL: (a)
Individually evaluated for impairment	$	82	55	33	-	170
Collectively evaluated for impairment		628	18	265	-	911
Unallocated		-	-	-	121	121
Total ALLL	$	710	73	298	121	1,202
Portfolio loans and leases: (b)
Individually evaluated for impairment	$	413	814	302	-	1,529
Collectively evaluated for impairment		69,047	15,690	22,558	-	107,295
Purchased credit impaired		498	37	16	-	551
Total portfolio loans and leases	$	69,958	16,541	22,876	-	109,375

(a)	Includes $1 related to leveraged leases at December 31, 2019.

(b)	Excludes $183 of residential mor tgage loans measured at fair value and includes $429 of leveraged leases, net of unearned income at December 31, 2019.

8
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
To facilitate the monitoring of credit quality within the commercial portfolio segment, the Bancorp utilizes the following categories of credit grades: pass, special mention, substandard, doubtful and loss. The five categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter.
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
For loans and leases that are collectively evaluated, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a
13-point
scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. Refer to Note 4 for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.
8
5

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class and vintage:
		Term Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized	Revolving Loans Converted to Term Loans Amortized Cost
As of March 31, 2020 ($ in millions)		2020	2019	2018	2017	2016	Prior	Cost Basis	Basis	Total
Commercial and industrial loans:
Pass	$	987	3,217	1,832	1,302	754	1,128	44,212	-	53,432
Special mention		28	89	188	63	42	8	2,631	-	3,049
Substandard		11	53	89	78	58	70	1,385	-	1,744
Doubtful		-	-	-	-	-	-	25	-	25
Total commercial and industrial loans	$	1,026	3,359	2,109	1,443	854	1,206	48,253	-	58,250
Commercial mortgage owner-occupied loans:
Pass	$	297	903	624	474	322	730	1,052	-	4,402
Special mention		3	28	43	30	13	17	48	-	182
Substandard		16	64	38	39	13	46	85	-	301
Doubtful		-	-	-	-	-	-	-	-	-
Total commercial mortgage owner-occupied loans	$	316	995	705	543	348	793	1,185	-	4,885
Commercial mortgage nonowner-occupied loans:
Pass	$	229	1,266	735	357	330	591	2,372	-	5,880
Special mention		4	9	17	13	18	6	151	-	218
Substandard		9	27	2	11	-	43	85	-	177
Doubtful		-	-	-	-	-	-	-	-	-
Total commercial mortgage nonowner-occupied loans	$	242	1,302	754	381	348	640	2,608	-	6,275
Commercial construction loans:
Pass	$	9	90	28	-	10	29	5,075	-	5,241
Special mention		-	4	-	-	-	-	172	-	176
Substandard		-	-	-	-	-	4	41	-	45
Doubtful		-	-	-	-	-	-	-	-	-
Total commercial construction loans	$	9	94	28	-	10	33	5,288	-	5,462
Commercial leases:
Pass	$	22	174	429	486	403	1,438	-	-	2,952
Special mention		-	1	17	34	11	36	-	-	99
Substandard		-	3	7	18	12	32	-	-	72
Doubtful		-	-	-	-	-	-	-	-	-
Total commercial leases	$	22	178	453	538	426	1,506	-	-	3,123
Total commercial loans and leases	$	1,615	5,928	4,049	2,905	1,986	4,178	57,334	-	77,995

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2019 ($ in millions)		Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$	47,671	1,423	1,406	42	50,542
Commercial mortgage owner-occupied loans		4,421	162	293	4	4,880
Commercial mortgage nonowner-occupied loans		5,866	135	82	-	6,083
Commercial construction loans		4,963	52	75	-	5,090
Commercial leases		3,222	53	88	-	3,363
Total commercial loans and leases	$	66,143	1,825	1,944	46	69,958

8
6

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

		Current	Past Due				90 Days Past
		Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of March 31, 2020 ($ in millions)		Leases (a)	Days (a)	or More (a)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$	57,996	120	134	254	58,250	13
Commercial mortgage owner-occupied loans		4,846	16	23	39	4,885	7
Commercial mortgage nonowner-occupied loans		6,255	6	14	20	6,275	13
Commercial construction loans		5,457	4	1	5	5,462	-
Commercial leases		3,084	14	25	39	3,123	10
Total portfolio commercial loans and leases	$	77,638	160	197	357	77,995	43

(a)	Includes accrual and nonaccrual loans and leases.

		Current	Past Due				90 Days Past
		Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2019 ($ in millions)		Leases (a)	Days (a)	or More (a)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$	50,305	133	104	237	50,542	11
Commercial mortgage owner-occupied loans		4,853	4	23	27	4,880	9
Commercial mortgage nonowner-occupied loans		6,072	5	6	11	6,083	6
Commercial construction loans		5,089	1	-	1	5,090	-
Commercial leases		3,338	11	14	25	3,363	-
Total portfolio commercial loans and leases	$	69,657	154	147	301	69,958	26

(a)	Includes accrual and nonaccrual loans and leases.

Residential Mortgage and Consumer Portfolio Segments
For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp’s residential mortgage portfolio segment is also a separate class.
The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for additional delinquency and nonperforming information.
For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 4 for additional information about the Bancorp’s process for developing these models and its process for estimating of credit losses for periods beyond the reasonable and supportable forecast period.
8
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status as of:

		Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized	Revolving Loans Converted to Term Loans Amortized Cost
As of March 31, 2020 ($ in millions)		2020	2019	2018	2017	2016	Prior	Cost Basis	Basis	Total
Residential mortgage loans:
Performing:
Current (a)	$	693	2,748	1,333	2,332	3,088	6,170	-	-	16,364
30-89 days past due		-	2	1	1	3	18	-	-	25
90 days or more past due		-	-	1	5	5	43	-	-	54
Total performing		693	2,750	1,335	2,338	3,096	6,231	-	-	16,443
Nonperforming		-	-	-	1	3	69	-	-	73
Total residential mortgage loans (b)	$	693	2,750	1,335	2,339	3,099	6,300	-	-	16,516
Home equity:
Performing:
Current	$	7	33	40	4	1	157	5,573	9	5,824
30-89 days past due		-	-	-	-	-	4	45	-	49
90 days or more past due		-	-	-	-	-	-	-	-	-
Total performing		7	33	40	4	1	161	5,618	9	5,873
Nonperforming		-	-	-	-	-	11	79	-	90
Total home equity	$	7	33	40	4	1	172	5,697	9	5,963
Indirect secured consumer loans:
Performing:
Current	$	1,816	5,124	2,401	1,343	677	529	-	-	11,890
30-89 days past due		2	45	43	26	13	12	-	-	141
90 days or more past due		-	2	3	3	1	2	-	-	11
Total performing		1,818	5,171	2,447	1,372	691	543	-	-	12,042
Nonperforming		-	1	1	2	2	2	-	-	8
Total indirect secured consumer loans	$	1,818	5,172	2,448	1,374	693	545	-	-	12,050
Credit card:
Performing:
Current	$	-	-	-	-	-	-	2,305	-	2,305
30-89 days past due		-	-	-	-	-	-	41	-	41
90 days or more past due		-	-	-	-	-	-	42	-	42
Total performing		-	-	-	-	-	-	2,388	-	2,388
Nonperforming		-	-	-	-	-	-	29	-	29
Total credit card	$	-	-	-	-	-	-	2,417	-	2,417
Other consumer loans:
Performing:
Current	$	328	864	616	253	47	71	707	-	2,886
30-89 days past due		-	6	7	4	1	1	3	-	22
90 days or more past due		-	1	-	-	-	-	-	-	1
Total performing		328	871	623	257	48	72	710	-	2,909
Nonperforming		-	-	-	-	-	-	2	-	2
Total other consumer loans	$	328	871	623	257	48	72	712	-	2,911
Total consumer loans (b)	$	2,846	8,826	4,446	3,974	3,841	7,089	8,826	9	39,857

(a)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2020, $79 of these loans were
30-89
days past due and $269 were 90 days or more past due. The Bancorp recognized $1 of losses during the three months ended March 31, 2020 due to claim denials and curtailments associated with these insured or guaranteed loans.

(b)	Excludes $185 of residential mort gage loans measured at fair value at March 31, 2020.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

December 31, 2019 ($ in millions)	Performing	Nonperforming
Residential mortgage loans (a)	$16,450	91
Home equity	5,989	94
Indirect secured consumer loans	11,531	7
Credit card	2,505	27
Other consumer loans	2,721	2
Total residential mortgage and consumer loans (a)	$39,196	221

(a)	Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019.

8
8

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Consumer Loans
The following tables summarize the Bancorp’s amortized cost basis in portfolio consumer loans, by age and class:

		Current	Past Due				90 Days Past
		Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2019 ($ in millions)		Leases (b)(c)	Days (c)	or More (c)	Past Due	and Leases	Accruing
Residential mortgage loans (a)		16,372	27	142	169	16,541	50
Consumer loans:
Home equity		5,965	61	57	118	6,083	1
Indirect secured consumer loans		11,389	132	17	149	11,538	10
Credit card		2,434	50	48	98	2,532	42
Other consumer loans		2,702	18	3	21	2,723	1
Total portfolio consumer loans (a)	$	38,862	288	267	555	39,417	104

(a)	Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019.

(b)
Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2019, $94 of these loans were
30-89
days past due and $261 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrua l loans and leases.

Collateral Dependent Loans and Leases
The Bancorp considers a loan or lease to be collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

When a loan or lease is collateral dependent, its fair value is generally based on the fair value less cost to sell of the underlying collateral.
The following table presents the amortized cost basis of the Bancorp’s collateral dependent loans, by portfolio class:

As of March 31, 2020 ($ in millions)	Amortized Cost Basis
Commercial loans and leases:
Commercial and industrial loans	$392
Commercial mortgage owner-occupied loans	43
Commercial mortgage nonowner-occupied loans	88
Commercial construction loans	1
Commercial leases	19
Total commercial loans and leases	543
Residential mortgage loans	112
Consumer loans:
Home equity	54
Other consumer loans	1
Total consumer loans	55
Total loans and leases	$710

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
8
9

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property:

As of March 31, 2020 ($ in millions)					For the three months ended March 31, 2020
		With an ALLL	No Related ALLL	Total	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$	225	108	333	1
Commercial mortgage owner-occupied loans		17	15	32	-
Commercial mortgage nonowner-occupied loans		60	-	60	-
Commercial construction loans		1	-	1	-
Commercial leases		17	2	19	1
Total nonaccrual portfolio commercial loans and leases		320	125	445	2
Residential mortgage loans		28	45	73	8
Consumer loans:
Home equity		73	17	90	3
Indirect secured consumer loans		8	-	8	-
Credit card		29	-	29	1
Other consumer loans		2	-	2	-
Total nonaccrual portfolio consumer loans		112	17	129	4
Total nonaccrual portfolio loans and leases (a)(b)	$	460	187	647	14
OREO and other repossessed property		-	62	62	-
Total nonperforming portfolio assets (a)(b)	$	460	249	709	14

(a)	Excludes $1 of nonaccrual loans and leases held for sale.

(b)	Includes $21 of nonaccrual government insured commercial loans whose repayments are insured by the SBA of which $12 are restructured nonaccrual government insured commercial loans.

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	December 31, 2019
Commercial loans and leases:
Commercial and industrial loans	$338
Commercial mortgage owner-occupied loans	29
Commercial mortgage nonowner-occupied loans	1
Commercial construction loans	1
Commercial leases	28
Total nonaccrual portfolio commercial loans and leases	397
Residential mortgage loans	91
Consumer loans:
Home equity	94
Indirect secured consumer loans	7
Credit card	27
Other consumer loans	2
Total nonaccrual portfolio consumer loans	130
Total nonaccrual portfolio loans and leases (a)(b)	$618
OREO and other repossessed property	62
Total nonperforming portfolio assets (a)(b)	$680

(a)	Excludes $7 of nonaccrual loans and leases held for sale.

(b)	Includes $16 of nona ccrual government insured commercial loans whose repayments are insured by the SBA of which $11 are restructured nonaccrual government insured commercial loans.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $181 million and $212 million as of March 31, 2020 and December 31, 2019, respectively.
Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 4 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification
interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged-off
to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off
recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell.
The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $45 million and $66 million, respectively, as of March 31, 2020 compared with $41 million and $58 million, respectively, as of December 31, 2019.
The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2020 ($ in millions) (a)	Number of Loans Modified in a TDR During the Period (b)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	30	$ 69	10	-
Commercial mortgage owner-occupied loans	11	7	-	-
Commercial mortgage nonowner-occupied loans	3	8	-	-
Commercial construction	1	-	-	-
Residential mortgage loans	184	24	-	-
Consumer loans:
Home equity	21	2	(1)	-
Indirect secured consumer loans	22	-	-	-
Credit card	1,884	10	4	-
Total portfolio loans	2,156	$ 120	13	-

(a)	Excludes all loans and leases held for sale.

(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2019 ($ in millions) (a)	Number of Loans Modified in a TDR During the Period (b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	13	$ 34	(5)	-
Commercial mortgage owner-occupied loans	3	4	-	-
Residential mortgage loans	136	18	-	-
Consumer loans:
Home equity	21	1	-	-
Indirect secured consumer loans	29	-	-	-
Credit card	1,409	8	2	1
Total portfolio loans	1,611	$ 65	(3)	1

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual evaluation for an ALLL, the applicable commercial models are applied for purposes of determining the ALLL as well as qualitatively assessing whether those loans are reasonably expected to be further restructured prior to their maturity date and if so the impact such a restructuring would have on the remaining contractual life of the loans. When a residential mortgage, home equity, indirect secured consumer loan or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the expected credit loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting collateral shortfall is reflected as a charge-off
or an increase in ALLL. The Bancorp recognizes an ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2020 and 2019 and were within 12 months of the restructuring date:

March 31, 2020 ($ in millions) (a)	Number of Contracts		Amortized Cost
Commercial loans:
Commercial mortgage owner-occupied loans	2	$	1
Commercial mortgage nonowner-occupied loans	1		5
Residential mortgage loans	47		6
Consumer loans:
Home equity	1		-
Indirect secured consumer loans	3		-
Credit card	201		1
Total portfolio loans	255	$	13

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

March 31, 2019 ($ in millions) (a)	Number of Contracts		Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$	16
Residential mortgage loans	76		12
Consumer loans:
Home equity	4		-
Credit card	283		2
Total portfolio loans	365	$	30

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

COVID-19
Hardship Relief Programs
In response to the
COVID-19
pandemic, beginning in March 2020, the Bancorp began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and business customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, these offers are not classified as troubled debt restructurings (TDRs) and do not result in loans being placed on nonaccrual status.
For loans that receive a payment deferral or forbearance under these hardship relief programs, the Bancorp continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan) or added to the customer’s outstanding balance. For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest).
For commercial leases that receive payment deferrals under the Bancorp’s
COVID-19
pandemic hardship relief programs, the Bancorp will continue to recognize interest income during the deferral period, but the yield will be recalculated based on the timing and amount of remaining payments over the remaining lease term. The revised yield will be used for prospectively recognizing interest income and adjusting the net investment in the lease. The Bancorp’s hardship relief programs for commercial leases affect the timing of payments but do not generally result in an increase in the rights of the lessor or the obligations of the lessee. Therefore, the Bancorp has elected to forego certain requirements that would typically apply for lease modifications when accounting for the effects of the hardship relief programs. Refer to the Regulatory Developments Related to the
COVID-19
Pandemic section of Note 4 for further information.
9
2

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of
port
f
olio
loans, by class, that received payment deferrals or forbearances as part of the Bancorp’s
COVID-19
pandemic hardship relief programs during the three months ended:

	Number of Loans	Principal Balance of Loans	Balances of Accounts that were Past Due Prior to Placement into Programs
March 31, 2020 ($ in millions)	Placed into Programs	Placed into Programs	30-89 Days	90 Days or More
Commercial loans:
Commercial and industrial loans	402	$40	-	-
Commercial mortgage owner-occupied loans	1	-	-	-
Commercial mortgage nonowner-occupied loans	69	32	-	-
Residential mortgage loans	1,592	361	32	35
Consumer loans:
Home equity	240	22	-	-
Indirect secured consumer loans	5,384	114	-	-
Credit card	4,673	28	3	1
Other consumer loans	2,353	30	1	-
Total portfolio loans	14,714	$627	36	36

9
3

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

8. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)		March 31, 2020	December 31, 2019
Land and improvements (a)	$	634	639
Buildings (a)		1,564	1,575
Equipment		2,151	2,126
Leasehold improvements		438	432
Construction in progress (a)		92	85
Bank premises and equipment held for sale:
Land and improvements		15	8
Buildings		20	18
Equipment		1	1
Accumulated depreciation and amortization		(2,906)	(2,889)
Total bank premises and equipment	$	2,009	1,995

(a)
At March 31, 2020 and December 31, 2019, land and improvements, buildings and construction in progress included $53 and $51, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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
During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of March 31, 2020, the Bancorp expects the total number of branch closures under the 2018 Branch Optimization Plan to be approximately 126 branches, of which 94 branches have already been closed, with an additional 5 branches identified for closure in 2020. The Bancorp expects the additional branches to be closed under the 2018 Branch Optimization Plan in 2021.
As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the final location was closed in the first quarter of 2020. These 46 branches are not part of the aforementioned 2018 Branch Optimization Plan and are in addition to the branch in the Chicago market that the Bancorp closed in November 2018. In addition, the Bancorp previously identified 11 other non-branch
locations that it planned to sell that were acquired from MB Financial, Inc. These locations had a fair value, less cost to sell, of $15 million. Of these locations, 7 have been sold as of March 31, 2020.
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $3 million and $20 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that were assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.
9. Operating Lease Equipment
Operating lease equipment was $819 million and $848 million at March 31, 2020 and December 31, 2019, respectively. $39 million and $21 million of lease income relating to lease payments for operating leases was recorded in leasing business revenue in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, respectively. The Bancorp received payments of $41 million and $22 million related to operating leases during the three months ended March 31, 2020 and 2019, respectively.
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $3 million of impairment losses associated with operating lease assets for the three months ended March 31, 2020 and did not recognize impairment losses for the three months ended March 31, 2019. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.
9
4

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents undiscounted future lease payments for operating leases for the remainder of 2020 through 2025 and thereafter:

As of March 31, 2020 ($ in millions)	Undiscounted Cash Flows
Remainder of 2020	$114
2021	125
2022	97
2023	70
2024	41
2025	25
Thereafter	40
Total operating lease payments	$512

10. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants. For more information on the accounting for lease obligations, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019.
The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$474	473
Finance lease right-of-use assets	Bank premises and equipment	45	34
Total right-of-use assets (a)		$519	507
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$553	555
Finance lease liabilities	Long-term debt	46	35
Total lease liabilities		$599	590

(a)	Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $93 and $28 as of March 31, 2020, respectively and $75 and $27 as of December 31, 2019, respectively.

The following table presents the components of lease costs for the three months ended:

($ in millions)	Condensed Consolidated Statements of Income Caption	March 31, 2020	March 31, 2019
Lease costs:
Amortization of right-of-use assets	Net occupancy and equipment expense	$1	1
Interest on lease liabilities	Interest on long-term debt	1	-
Total finance lease costs		$2	1
Operating lease cost	Net occupancy expense	$24	22
Short-term lease cost	Net occupancy expense	1	-
Variable lease cost	Net occupancy expense	7	8
Sublease income	Net occupancy expense	(1)	(1)
Total operating lease costs		$31	29
Total lease costs		$33	30

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $2 million and an immaterial amount of impairment losses and termination charges for the ROU assets related to certain operating leases for the three months ended March 31, 2020 and 2019, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.
9
5

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of March 31, 2020 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$67	5	72
2021	82	6	88
2022	78	6	84
2023	69	2	71
2024	61	3	64
2025	54	3	57
Thereafter	236	38	274
Total undiscounted cash flows	$647	63	710
Less: Difference between undiscounted cash flows and discounted cash flows	94	17	111
Present value of lease liabilities	$553	46	599

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

March 31, 2020
Weighted-average remaining lease term (years):
Operating leases	9.46
Finance leases	15.92
Weighted-average discount rate:
Operating leases	3.15%
Finance leases	4.06

The following table presents information related to lease transactions for the three months ended:

($ in millions)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities: (a)
Operating cash flows from operating leases	$24	21
Financing cash flows from finance leases	1	1

(a)	The cash flows relate d to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

9
6

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

11. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. On March 22, 2019 the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded $1.8 billion of goodwill in 2019. During the first quarter of 2020, the Bancorp finalized the valuations for the assets acquired, liabilities assumed and noncontrolling interest recognized based on additional information available subsequent to the acquisition date. As a result, the Bancorp recognized additional goodwill of $9 million in connection with the acquisition of MB Financial, Inc. during the three months ended March 31, 2020.
The Bancorp completed its annual goodwill impairment test as of September 30, 2019 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill. During the first quarter of 2020, in consideration of the deterioration in macroeconomic conditions and industry and market conditions due to the
COVID-19
pandemic, the Bancorp performed a qualitative assessment of its goodwill. Based upon this assessment, the Bancorp concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amounts.
Changes in the net carrying amount of goodwill, by reporting unit, for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$1,380	1,655	215	193	-	3,443
Accumulated impairment losses	(750)	-	(215)	-	-	(965)
Net carrying value as of December 31, 2018	$630	1,655	-	193	-	2,478
Acquisition activity	1,324	391	-	62	-	1,777
Sale of business	-	-	-	(3)	-	(3)
Net carrying value as of December 31, 2019	$1,954	2,046	-	252	-	4,252
Acquisition activity	7	1	-	1	-	9
Net carrying value as of March 31, 2020	$1,961	2,047	-	253	-	4,261

12. Intangible Assets
Intangible assets consist of core deposit intangibles, customer relationships, operating leases, non-compete
agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either other noninterest income or other noninterest expense in the Condensed Consolidated Statements of Income.
On March 22, 2019, the Bancorp completed its acquisition of MB Financial, Inc. In connection with the acquisition, the Bancorp recorded a $195 million core deposit intangible asset with a weighted-average amortization period of 7.2 years. Additionally, the Bancorp recorded a $24 million operating lease intangible asset with a weighted-average amortization period of 1.7 years. The fair values of these intangibles were finalized as of March 31, 2020.
The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2020
Core deposit intangibles	$229	(83)	146
Customer relationships	29	(6)	23
Operating leases	21	(11)	10
Non-compete agreements	3	(1)	2
Other	4	(1)	3
Total intangible assets	$286	(102)	184
As of December 31, 2019
Core deposit intangibles	$229	(70)	159
Customer relationships	29	(6)	23
Operating leases	23	(9)	14
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$298	(97)	201

9
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2020, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $16 million and $3 million for the three months ended March 31, 2020 and 2019, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2020. Future amortization expense may vary from these projections.
Estimated amortization expense for the remainder of 2020 through 2024 is as follows:

($ in millions)	Total
Remainder of 2020	$40
2021	43
2022	34
2023	24
2024	16

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
Consolidated VIEs
The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	March 31, 2020	December 31, 2019
Assets:
Other short-term investments	$69	74
Indirect secured consumer loans	1,185	1,354
ALLL	(14)	(7)
Other assets	6	8
Total assets	$1,246	1,429
Liabilities:
Other liabilities	$3	2
Long-term debt	1,083	1,253
Total liabilities	$1,086	1,255

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
9
8

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
VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,416	411	1,416
Private equity investments	89	-	161
Loans provided to VIEs	2,891	-	3,987
Lease pool entities	78	-	78

December 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,435	428	1,435
Private equity investments	89	-	164
Loans provided to VIEs	2,715	-	4,083
Lease pool entities	74	-	74

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
for the year ended December 31, 2019.
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
At March 31, 2020 and December 31, 2019, the Bancorp’s CDC investments included $1.1 billion and $1.2 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets, respectively. The unfunded commitments related to these investments were $411 million and $428 million at March 31, 2020 and December 31, 2019, respectively. The unfunded commitments as of March 31, 2020 are expected to be funded from 2020 to 2035.
The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

($ in millions)	Condensed Consolidated Statements of Income Caption (a)	For the three months ended March 31,
		2020	2019
Proportional amortization	Applicable income tax expense	$5	37
Tax credits and other benefits	Applicable income tax expense	(6)	(44)

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2020 and 2019.

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
9
9

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Bancorp, as a limited partner, does not have substantive participating or substantive kick-out
rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.
The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at March 31, 2020 and December 31, 2019, the Bancorp’s unfunded commitment amounts to the private equity funds were $72 million and $75 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $5 million and $1 million during the three months ended March 31, 2020 and 2019, respectively.
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
The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of March 31, 2020 and December 31, 2019, the Bancorp’s unfunded commitments to these entities were $1.1 billion and $1.4 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.
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
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2020 and 2019. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.
Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2020	2019
Residential mortgage loan sales (a)	$2,955	1,162

Origination fees and gains on loan sales	81	25
Gross mortgage servicing fees	67	55

(a)	Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.
The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2020	2019
Balance, beginning of period	$993	938
Servicing rights originated	44	24
Servicing rights purchased	26	-
Servicing rights obtained in acquisition	-	263
Changes in fair value:
Due to changes in inputs or assumptions (a)	(331)	(57)
Other changes in fair value (b)	(47)	(27)
Balance, end of period	$685	1,141

(a)	Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.

(b)	Primarily reflects changes due to c ollection of contractual cash flows and the passage of time.

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
The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying
hedging strategy:

	For the three months ended March 31,
($ in millions)	2020	2019
Securities gains, net - non-qualifying hedges on MSRs	$3	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (a)	350	60
MSR fair value adjustment due to changes in inputs or assumptions (a)	(331)	(57)

(a)	Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2020 and 2019 were as follows:

		March 31, 2020			March 31, 2019

	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.7	12.8%	672	5.5	13.5%	490
Servicing rights	Adjustable	2.9	27.1	708	-	-	-

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2020 and December 31, 2019, the Bancorp serviced $81.9 billion and $80.7 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.
At March 31, 2020, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS	Impact of Adverse Change on Fair Value
($ in millions) (a)	Rate	Value		Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$677	3.9	19.5%	$(24)	(46)	(105)	926	$(18)	(34)
Servicing rights	Adjustable	8	3.3	23.8	(1)	(1)	(2)	932	-	-

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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
10
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
The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2020 and December 31, 2019, the balance of collateral held by the Bancorp for derivative assets was $1.5 billion and $894 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $1.2 billion and $623 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $54 million and $17 million, respectively.
In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2020 and December 31, 2019, the balance of collateral posted by the Bancorp for derivative liabilities was $407 million and $347 million, respectively. Additionally, as of March 31, 2020 and December 31, 2019, $1.3 billion and $488 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2020 and December 31, 2019, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.
The posting of collateral has been determined to remove the need for further consideration of credit-risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.
10
3

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
The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	616	-

Total fair value hedges		616	-

Cash flow hedges:
Interest rate floors related to C&I loans	3,000	272	-
Interest rate swaps related to C&I loans	8,000	-	8

Total cash flow hedges		272	8

Total derivatives designated as qualifying hedging instruments		888	8

Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,220	287	4
Forward contracts related to residential mortgage loans held for sale	3,987	11	72
Swap associated with the sale of Visa, Inc. Class B Shares	2,643	-	171
Foreign exchange contracts	198	8	-
Commercial loan trading	21	1	1

Total free-standing derivatives - risk management and other business purposes		307	248

Free-standing derivatives - customer accommodation:
Interest rate contracts (a)	76,134	1,483	299
Interest rate lock commitments	1,941	69	-
Commodity contracts	8,209	1,016	1,020
TBA securities	22	-	-
Foreign exchange contracts	13,892	337	291

Total free-standing derivatives - customer accommodation		2,905	1,610

Total derivatives not designated as qualifying hedging instruments		3,212	1,858

Total		$4,100	1,866

(a)	Derivative assets and liabilities are presented net of variation margin of $50 and $1,288, respectively.

10
4

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2019 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	393	-

Total fair value hedges		393	-

Cash flow hedges:
Interest rate floors related to C&I loans	3,000	115	-
Interest rate swaps related to C&I loans	8,000	-	2

Total cash flow hedges		115	2

Total derivatives designated as qualifying hedging instruments		508	2

Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,420	131	2
Forward contracts related to residential mortgage loans held for sale	2,901	1	5
Swap associated with the sale of Visa, Inc. Class B Shares	3,082	-	163
Foreign exchange contracts	195	-	5

Total free-standing derivatives - risk management and other business purposes		132	175

Free-standing derivatives - customer accommodation:
Interest rate contracts (a)	73,327	579	148
Interest rate lock commitments	907	18	-
Commodity contracts	8,525	271	270
TBA securities	50	-	-
Foreign exchange contracts	14,144	165	146

Total free-standing derivatives - customer accommodation		1,033	564

Total derivatives not designated as qualifying hedging instruments		1,165	739

Total		$1,673	741

(a)	Derivative assets and liabilities are presented net of variation margin of $40 and $493, respectively.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2020, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2020, that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.
The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2020	2019
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$ 226	54
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(226)	(53)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2020
Carrying amount of the hedged items	Long-term debt	$3,320
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	628

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2020, all hedges designated as cash flow hedges were assessed for effectiveness using either regression analysis (quantitative approach) or a qualitative approach. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current
10
5

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

period earnings when the hedged item affects earnings. As of March 31, 2020, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 57 months.
Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2020 and December 31, 2019, $824 million and $422 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2020, $213 million in net unrealized gains
, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations
and the addition of other hedges subsequent to March 31, 2020.
During both the three months ended March 31, 2020 and 2019, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.
The following table presents the
pre-tax
net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2020	2019
Amount of pre-tax net gains recognized in OCI	$541	110
Amount of pre-tax net gains (losses) reclassified from OCI into net income	32	(2)

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
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2020	2019
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(58)	-
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	350	60
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	13	(2)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(22)	(31)

Free-Standing Derivative Instruments – Customer Accommodation
The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on
10
6

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of commercial banking revenue or other noninterest income in the Condensed Consolidated Statements of Income.
The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2020 and December 31, 2019, the total notional amount of the risk participation agreements was $3.7 billion and $3.9 billion, respectively, and the fair value was a liability of $9 million and $8 million at March 31, 2020 and December 31, 2019, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2020, the risk participation agreements had a weighted-average remaining life of 3.8 years.
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
Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2020	December 31, 2019
Pass	$3,681	3,841
Special mention	9	86
Substandard	3	16

Total	$3,693	3,943

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2020	2019
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$14	6
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(33)	(7)
Interest rate lock commitments	Mortgage banking net revenue	100	24
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	3	1
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	13	12
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	6	4
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(2)	-

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
10
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of March 31, 2020 ($ in millions)		Derivatives	Collateral (b)	Net Amount
Assets:
Derivatives	$4,031	(915)	(1,187)	1,929

Total assets	4,031	(915)	(1,187)	1,929

Liabilities:
Derivatives	1,866	(915)	(119)	832

Total liabilities	$1,866	(915)	(119)	832

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.

(b)
Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excl uded from this table.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets (a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2019 ($ in millions)		Derivatives	Collateral (b)	Net Amount
Assets:
Derivatives	$1,655	(417)	(504)	734

Total assets	1,655	(417)	(504)	734

Liabilities:
Derivatives	741	(417)	(97)	227

Total liabilities	$741	(417)	(97)	227

(a)	Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.

(b)
Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sh eets were excluded from this table.

16. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2020	December 31, 2019
FHLB advances	$3,500	-
Securities sold under repurchase agreements	595	469
Derivative collateral	447	542

Total other short-term borrowings	$4,542	1,011

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale
debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2020 and December 31, 2019, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.
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
10
8

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2020	December 31, 2019
Commitments to extend credit	$66,790	75,696
Forward contracts related to residential mortgage loans held for sale	3,987	2,901
Letters of credit	2,190	2,137
Purchase obligations	136	113
Capital expenditures	101	84
Capital commitments for private equity investments	72	75

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2020 and December 31, 2019, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $169 million and $144 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating system
s
utilized for its loan and lease portfolio.
Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2020	December 31, 2019
Pass	$65,578	74,654
Special mention	737	633
Substandard	475	408
Doubtful	-	1

Total commitments to extend credit	$66,790	75,696

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2020:

($ in millions)
Less than 1 year (a)	$1,137
1 - 5 years (a)	1,047
Over 5 years	6

Total letters of credit	$2,190

(a)	Includes $3 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2020 and December 31, 2019, and are considered guarantees in accordance with U.S. GAAP. Approximately 62% and 66% of the total standby letters of credit were collateralized as of March 31, 2020 and December 31, 2019, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $38
10
9

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

million and $20 million at March 31, 2020 and December 31, 2019, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating system
s
utilized for its loan and lease portfolio.
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2020	December 31, 2019
Pass	$2,045	2,005
Special mention	30	20
Substandard	115	111
Doubtful	-	1

Total letters of credit	$2,190	2,137

At March 31, 2020 and December 31, 2019, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2020 and December 31, 2019, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $432 million and $449 million, respectively, of which FTS acted as the remarketing agent to issuers on $429 million and $445 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $178 million and $187 million of the VRDNs remarketed by FTS, in addition to $3 million in VRDNs remarketed by third parties at both March 31, 2020 and December 31, 2019. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $3 million of these VRDNs in its portfolio and classified them as trading securities at March 31, 2020 and December 31, 2019, respectively.
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
Contingent Liabilities
Legal claims
There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 19 for additional information regarding these proceedings.
Guarantees
The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.
Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019.
As of both March 31, 2020 and December 31, 2019, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $6 million included in other liabilities in the Condensed Consolidated Balance Sheets.
The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2020 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $10 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual
1
10

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.
For both the three months ended March 31, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $6 million and $9 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2020 and 2019 were $10 million and $18 million, respectively. Total outstanding repurchase demand inventory was $4 million and $6 million at March 31, 2020 and December 31, 2019, respectively.
Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $9 million and $12 million at March 31, 2020 and December 31, 2019, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.
Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2020 and December 31, 2019.
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
As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2020, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $171 million at March 31, 2020 and $163 million at December 31, 2019. Refer to Note 15 and Note 23 for further information.
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:
1
11

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12

19. Legal and Regulatory Proceedings
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
05-MD-1720).
The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 18 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining settlement funds paid by the Bancorp have been maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. However, the Settlement Agreement also provided that if between 15% and 25% of class members (by payment volume) opted out of the class, up to $700 million of the additional settlement funds would be returned to the defendants. It has now been determined that more than 25% of the class members have elected to opt out of the Amended Settlement Agreement, and, therefore, $700 million of the additional $900 million has been returned to the defendants. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 18 for further information.
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
11
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
Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denied all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for Plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of Plaintiffs’ request for review. The case will now return to the trial court for further adjudication of the lone surviving claim.
Bureau of Consumer Financial Protection. v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No.
1:20-CV-01683
(N.D.Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. Fifth Third believes that the facts do not warrant an enforcement proceeding and intends to defend itself vigorously in this matter.
Lee Christakis, Individually and on Behalf of All Others Similarly Situated v. Fifth Third Bancorp
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action against Fifth Third Bancorp, Fifth Third President and Chief Executive Officer Greg D. Carmichael, and Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No.
1:20-cv-02176
(N.D.Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorney fees and costs. Fifth Third believes that the facts do not warrant litigation and intends to vigorously defend itself in this matter.
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
Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is
11
3

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $56 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.
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
20. Income Taxes
The applicable income tax expense was $14 million and $221 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were 22.6% and 22.2%, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same period in the prior year was primarily related to an increase in state income tax expense, partially offset by certain other items.
While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.
21. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2020 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$ 1,155	(273)	882
Net unrealized gains on available-for-sale debt securities	1,155	(273)	882	812	882	1,694

Unrealized holding gains on cash flow hedge derivatives arising during period	541	(114)	427
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(32)	7	(25)
Net unrealized gains on cash flow hedge derivatives	509	(107)	402	422	402	824

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(42)	1	(41)
Total	$ 1,665	(380)	1,285	1,192	1,285	2,477

11
4

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Total OCI			Total AOCI
March 31, 2019 ($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$ 561	(131)	430
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	-	1
Net unrealized gains on available-for-sale debt securities	562	(131)	431	(227)	431	204

Unrealized holding gains on cash flow hedge derivatives arising during period	110	(23)	87
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	2	-	2
Net unrealized gains on cash flow hedge derivatives	112	(23)	89	160	89	249

Reclassification of amounts to net periodic benefit costs	1	-	1
Defined benefit pension plans, net	1	-	1	(45)	1	(44)
Total	$ 675	(154)	521	(112)	521	409

The table below presents reclassifications out of AOCI:

		For the three months ended March 31,
($ in millions)	Consolidated Statements of Income Caption	2020	2019
Net unrealized gains on available-for-sale debt securities: (b)
Net losses included in net income	Securities (losses) gains, net	$-	(1)

	Income before income taxes	-	(1)
	Applicable income tax expense	-	-

	Net income	-	(1)

Net unrealized gains on cash flow hedge derivatives: (b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	32	(2)

	Income before income taxes	32	(2)
	Applicable income tax expense	(7)	-

	Net income	25	(2)

Net periodic benefit costs: (b)
Amortization of net actuarial loss	Compensation and benefits (a)	(1)	(1)

	Income before income taxes	(1)	(1)
	Applicable income tax expense	-	-

	Net income	(1)	(1)

Total reclassifications for the period	Net income	$24	(4)

(a)
This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 24 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form
10-K
for the year ended December 31, 2019 for further information.

(b)	Amounts in parentheses indicate redu ctions to net income.

11
5

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

22. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2020			2019
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$29			$760
Less: Income allocated to participating securities	1			8
Net income allocated to common shareholders	$28	714	$0.04	$752	661	$1.14
Earnings Per Diluted Share:
Net income available to common shareholders	$29			$760
Effect of dilutive securities:
Stock-based awards	-	6		-	10
Net income available to common shareholders	29			760
plus assumed conversions
Less: Income allocated to participating securities	1			8
Net income allocated to common shareholders plus assumed conversions	$28	720	$0.04	$752	671	$1.12

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three months ended March 31, 2020 and 2019 excludes 3 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.
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
11
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
for the year ended December 31, 2019.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$78	-	-	78
Obligations of states and political subdivisions securities	-	17	-	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	14,144	-	14,144
Agency commercial mortgage-backed securities	-	17,798	-	17,798
Non-agency commercial mortgage-backed securities	-	3,315	-	3,315
Asset-backed securities and other debt securities	-	2,677	-	2,677

Available-for-sale debt and other securities (a)	78	37,951	-	38,029
Trading debt securities:
U.S. Treasury and federal agency securities	49	1	-	50
Obligations of states and political subdivisions securities	-	28	-	28
Agency residential mortgage-backed securities	-	55	-	55
Non-agency residential mortgage-backed securities	-	4	-	4
Asset-backed securities and other debt securities	-	296	-	296

Trading debt securities	49	384	-	433
Equity securities	450	9	-	459
Residential mortgage loans held for sale	-	1,565	-	1,565
Residential mortgage loans (b)	-	-	185	185
Commercial loans held for sale	-	8	-	8
Servicing rights	-	-	685	685
Derivative assets:
Interest rate contracts	11	2,659	69	2,739
Foreign exchange contracts	-	345	-	345
Commodity contracts	283	733	-	1,016

Derivative assets (c)	294	3,737	69	4,100

Total assets	$871	43,654	939	45,464

Liabilities:
Derivative liabilities:
Interest rate contracts	$72	304	8	384
Foreign exchange contracts	-	291	-	291
Equity contracts	-	-	171	171
Commodity contracts	39	981	-	1,020

Derivative liabilities (d)	111	1,576	179	1,866
Short positions: (d)
U.S. Treasury and federal agency securities	75	-	-	75
Agency residential mortgage-backed securities	-	3	-	3
Asset-backed securities and other debt securities	-	152	-	152

Short positions	75	155	-	230

Total liabilities	$186	1,731	179	2,096

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $136, $478 and $2, respectively, at March 31, 2020.

(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

(c)	Included in other assets in the Condensed Consolidated Balance Sheets.

(d)	Included in other liabilities in the Condensed Consolidated Bala nce Sheets.

11
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using			Total Fair Value
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	-	-	75
Obligations of states and political subdivisions securities	-	18	-	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	14,115	-	14,115
Agency commercial mortgage-backed securities	-	15,693	-	15,693
Non-agency commercial mortgage-backed securities	-	3,365	-	3,365
Asset-backed securities and other debt securities	-	2,206	-	2,206
Available-for-sale debt and other securities (a)	75	35,397	-	35,472
Trading debt securities:
U.S. Treasury and federal agency securities	2	-	-	2
Obligations of states and political subdivisions securities	-	9	-	9
Agency residential mortgage-backed securities	-	55	-	55
Asset-backed securities and other debt securities	-	231	-	231
Trading debt securities	2	295	-	297
Equity securities	554	10	-	564
Residential mortgage loans held for sale	-	1,264	-	1,264
Residential mortgage loans (b)	-	-	183	183
Servicing rights	-	-	993	993
Derivative assets:
Interest rate contracts	1	1,218	18	1,237
Foreign exchange contracts	-	165	-	165
Commodity contracts	37	234	-	271
Derivative assets (c)	38	1,617	18	1,673
Total assets	$669	38,583	1,194	40,446
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	144	8	157
Foreign exchange contracts	-	151	-	151
Equity contracts	-	-	163	163
Commodity contracts	17	253	-	270
Derivative liabilities (d)	22	548	171	741
Short positions:
U.S. Treasury and federal agency securities	49	-	-	49
Asset-backed securities and other debt securities	-	100	-	100
Short positions (d)	49	100	-	149
Total liabilities	$71	648	171	890

(a)	Excludes FHLB, FRB, and DTCC restricted stock holdings totaling $76, $478 and $2, respectively, at December 31, 2019.

(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

(c)	Included in other assets in the Condensed Consolidated Balance Sheets.

(d)	Included in other liabilities in the Condensed Cons olidated Balance Sheets.

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
11
8

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
Commercial loans held for sale
For commercial loans held for sale for which the fair value election has been made, fair value is estimated based upon quoted prices of identical or similar assets in an active market. These loans are generally valued using a market approach based on observable prices and are classified within Level 2 of the valuation hierarchy.
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
Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter
derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2020 and December 31, 2019, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.
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
The net asset fair value of the IRLCs at March 31, 2020 was $69 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $11 million and $22 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $14 million and $28 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $7 million and $14 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $7 million and $14 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.
Short positions
Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs and therefore are classified within Level 2 of the valuation hierarchy. Level 2 securities may include agency residential mortgage-backed securities and asset backed and other debt securities.
11
9

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage	Servicing	Derivatives,	Equity	Total
For the three months ended March 31, 2020 ($ in millions)	Loans	Rights	Net (a)	Derivatives	Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized): (d)
Included in earnings	4	(378)	103	(22)	(293)
Purchases/originations	-	70	(1)	-	69
Settlements	(9)	-	(51)	14	(46)
Transfers into Level 3 (b)	7	-	-	-	7
Balance, end of period	$185	685	61	(171)	760
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2020 (c)	$4	(341)	70	(22)	(289)

(a)	Net interest rate derivatives include derivative assets and liabilities of $69 and $8, respectively, as of March 31, 2020.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)	Includes interest income and expense.

(d)	There were no unrealized gains or losses for the period included in oth er comprehensive income for instruments still held at March 31, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential		Interest Rate
	Mortgage	Servicing	Derivatives,	Equity	Total
For the three months ended March 31, 2019 ($ in millions)	Loans	Rights	Net (a)	Derivatives	Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	-	(84)	24	(31)	(91)
Purchases/originations	-	287	(1)	-	286
Settlements	(4)	-	(20)	13	(11)
Transfers into Level 3 (b)	15	-	-	-	15
Balance, end of period	$190	1,141	2	(143)	1,190
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2019 (c)	$-	(69)	11	(31)	(89)

(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $9 respectively, as of March 31, 2019.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

(c)	Includes interest income and exp ense.

The total losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended
		March 31,
($ in millions)		2020	2019
Mortgage banking net revenue	$	(271)	(60)
Other noninterest income		(22)	(31)
Total losses	$	(293)	(91)

The total losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2020 and 2019 were recorded in the Condensed Consolidated Statements of Income as follows:

		For the three months ended
		March 31,
($ in millions)		2020	2019
Mortgage banking net revenue	$	(267)	(58)
Other noninterest income		(22)	(31)
Total losses	$	(289)	(89)

1
20

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$185	Loss rate model	Interest rate risk factor	(2.1) - 13.1%			2.2% (a)
			Credit risk factor	0 - 40.6%			0.7% (a)
					(Fixed)		19.5% (b)
Servicing rights	685	DCF	Prepayment speed	0.5 - 97.0%	(Adjustable)		23.8% (b)
					(Fixed	)	926 (b)
			OAS (bps)	536 - 1,513	(Adjustable)		932 (b)
IRLCs, net	69	DCF	Loan closing rates	7.3 - 97.2%			70.1% (c)
Swap associated with the sale of Visa, Inc. Class B Shares	(171)	DCF	Timing of the resolution of the Covered Litigation	Q2 2022 - Q1 2024			Q4 2022 (d)

(a)	Unobservable inputs were weighted by the relative carrying value of the instruments.

(b)	Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.

(c)	Unobservable inputs were weighted by the relative notional amount of the instruments.

(d)	Unobservable inpu ts were weighted by the probability of the final funding date of the instruments.

As of March 31, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$190	Loss rate model	Interest rate risk factor	(13.4) - 19.4%		0.6%
			Credit risk factor	0 - 39.9%		0.5%
					(Fixed)	11.2%
Servicing rights	1,141	DCF	Prepayment speed	0 - 100.0%	(Adjustable)	23.1%
					(Fixed)	538
			OAS (bps)	447 - 1,513	(Adjustable)	884
IRLCs, net	11	DCF	Loan closing rates	7.3 - 96.6%		78.9%
Swap associated with the sale of Visa, Inc. Class B Shares	(143)	DCF	Timing of the resolution of the Covered Litigation	Q1 2021 - Q4 2023	Q1 2022

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2020 and 2019, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2020 and 2019, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2020
Commercial loans held for sale	$-	41	16	57	(3)
Commercial and industrial loans	-	-	141	141	(36)
Commercial mortgage loans	-	-	45	45	(29)
Commercial leases	-	-	8	8	(9)
Consumer loans	-	-	124	124	1
OREO	-	-	17	17	(4)
Bank premises and equipment	-	-	8	8	(3)
Operating lease equipment	-	-	10	10	(3)
Private equity investments	-	-	70	70	(9)
Total	$-	41	439	480	(95)

1
21

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2019
Commercial and industrial loans	$-	-	109	109	(20)
Commercial mortgage loans	-	-	9	9	-
Commercial leases	-	-	13	13	(1)
OREO	-	-	12	12	(2)
Bank premises and equipment	-	-	22	22	(20)
Private equity investments	-	1	7	8	2
Total	$-	1	172	173	(41)

The following tables present information as of March 31, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2020 ($ in millions)
Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$	16	Comparable company analysis	Market comparable transactions	NM	NM
Commercial and industrial loans		141	Appraised value	Collateral value	NM	NM
Commercial mortgage loans		45	Appraised value	Collateral value	NM	NM
Commercial leases		8	Appraised value	Collateral value	NM	NM
Consumer loans		124	Appraised value	Collateral value	NM	NM
OREO		17	Appraised value	Appraised value	NM	NM
Bank premises and equipment		8	Appraised value	Appraised value	NM	NM
Operating lease equipment		10	Appraised value	Appraised value	NM	NM
Private equity investments		70	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2019 ($ in millions)
Financial Instrument		Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$	109	Appraised value	Collateral value	NM	NM
Commercial mortgage loans		9	Appraised value	Collateral value	NM	NM
Commercial leases		13	Appraised value	Collateral value	NM	NM
OREO		12	Appraised value	Appraised value	NM	NM
Bank premises and equipment		22	Appraised value	Appraised value	NM	NM
Private equity investments		7	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale as of March 31, 2020, resulting in fair value adjustments totaling
$3
million during the three months ended March 31, 2020. These valuations were based either on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy) or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans (Level 3 of the valuation hierarchy). The Bancorp recognized an immaterial amount of gains on the sale of certain commercial loans held for sale during the three months ended March 31, 2020.
Portfolio loans and leases
During the three months ended March 31, 2020 and 2019, the Bancorp recorded nonrecurring impairment adjustments to certain collateral dependent portfolio loans and leases. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.
12
2

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

OREO
During the three months ended March 31, 2020 and 2019, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $1 million in losses, recorded as charge-offs on new OREO properties transferred from loans, during the both the three months ended March 31, 2020 and 2019. These losses also included $3 million and $1 million for the three months ended March 31, 2020 and 2019, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.
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
Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains resulting from observable price changes during the three months ended March 31, 2020 and recognized gains of $5 million resulting from observable price changes during the three months ended March 31, 2019. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2020 includes a cumulative $47 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.
For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of $9 million and $3 million for the three months ended March 31, 2020 and 2019, respectively. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2020 includes a cumulative $26 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.
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
12
3

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2020 and 2019 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $91 million and $23 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at March 31, 2020 and 2019 for which the fair value option was elected included losses of $1 million and losses of an immaterial amount, respectively. These losses are reported in commercial banking revenue in the Condensed Consolidated Statements of Income.
Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both March 31, 2020 and December 31, 2019. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value were zero at March 31, 2020. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.
The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

March 31, 2020 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,750	1,659	91
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-
Commercial loans measured at fair value	8	9	(1)
December 31, 2019
Residential mortgage loans measured at fair value	$1,447	1,410	37
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	1	1	-

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of March 31, 2020 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,282	3,282	-	-	3,282
Other short-term investments	6,319	6,319	-	-	6,319
Other securities	616	-	616	-	616
Held-to-maturity securities	17	-	-	17	17
Loans and leases held for sale	57	-	-	57	57
Portfolio loans and leases:
Commercial and industrial loans	57,273	-	-	56,397	56,397
Commercial mortgage loans	10,923	-	-	10,767	10,767
Commercial construction loans	5,409	-	-	5,579	5,579
Commercial leases	3,077	-	-	2,772	2,772
Residential mortgage loans	16,256	-	-	17,896	17,896
Home equity	5,745	-	-	5,934	5,934
Indirect secured consumer loans	11,921	-	-	11,902	11,902
Credit card	2,111	-	-	2,339	2,339
Other consumer loans	2,789	-	-	3,002	3,002
Total portfolio loans and leases, net	$115,504	-	-	116,588	116,588
Financial liabilities:
Deposits	$135,061	-	135,065	-	135,065
Federal funds purchased	1,625	1,625	-	-	1,625
Other short-term borrowings	4,542	-	4,542	-	4,542
Long-term debt	16,282	15,990	885	-	16,875

12
4

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2019 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,278	3,278	-	-	3,278
Other short-term investments	1,950	1,950	-	-	1,950
Other securities	556	-	556	-	556
Held-to-maturity securities	17	-	-	17	17
Loans and leases held for sale	136	-	-	136	136
Portfolio loans and leases:
Commercial and industrial loans	49,981	-	-	51,128	51,128
Commercial mortgage loans	10,876	-	-	10,823	10,823
Commercial construction loans	5,045	-	-	5,249	5,249
Commercial leases	3,346	-	-	3,133	3,133
Residential mortgage loans	16,468	-	-	17,509	17,509
Home equity	6,046	-	-	6,315	6,315
Indirect secured consumer loans	11,485	-	-	11,331	11,331
Credit card	2,364	-	-	2,774	2,774
Other consumer loans	2,683	-	-	2,866	2,866
Unallocated ALLL	(121)	-	-	-	-
Total portfolio loans and leases, net	$108,173	-	-	111,128	111,128
Financial liabilities:
Deposits	$127,062	-	127,059	-	127,059
Federal funds purchased	260	260	-	-	260
Other short-term borrowings	1,011	-	1,011	-	1,011
Long-term debt	14,970	15,244	700	-	15,944

12
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
The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to interest rates and modified assumptions. Thus net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the three months ended March 31, 2020.
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
Branch Banking
provides a full range of deposit and loan and lease products to individuals and small businesses through 1,123 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.
Consumer Lending
includes the Bancorp’s residential mortgage, automobile and other indirect lending activities. Residential mortgage activities within Consumer Lending include the origination, retention and servicing of residential mortgage loans, sales and securitizations of those loans and all associated hedging activities. Residential mortgages are primarily originated through a dedicated sales force and through third-party correspondent lenders. Automobile and other indirect lending activities include extending loans to consumers through automobile dealers, motorcycle dealers, powersport dealers, recreational vehicle dealers and marine dealers.
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
states and municipalities.
12
6

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2020 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$507	505	89	37	91	-	1,229
Provision for credit losses	45	62	13	1	519	-	640
Net interest income after provision for credit losses	462	443	76	36	(428)	-	589
Noninterest income:
Service charges on deposits	84	65	-	-	(1)	-	148
Wealth and asset management revenue	1	44	-	129	-	(40) (a)	134
Commercial banking revenue	124	1	-	-	(1)	-	124
Mortgage banking net revenue	-	2	117	1	-	-	120
Card and processing revenue	16	67	-	-	3	-	86
Leasing business revenue	73 (c)	-	-	-	-	-	73
Other noninterest income (b)	(11)	19	4	5	(10)	-	7
Securities losses, net	-	-	-	-	(24)	-	(24)
Securities gains, net - non-qualifying hedges on MSRs	-	-	3	-	-	-	3
Total noninterest income	287	198	124	135	(33)	(40)	671
Noninterest expense:
Compensation and benefits	150	168	51	61	217	-	647
Technology and communications	3	1	2	-	87	-	93
Net occupancy expense (e)	7	44	2	3	26	-	82
Leasing business expense	35	-	-	-	-	-	35
Equipment expense	7	11	-	-	14	-	32
Marketing expense	2	13	1	1	14	-	31
Card and processing expense	2	30	-	-	(1)	-	31
Other noninterest expense	274	221	66	78	(350)	(40)	249
Total noninterest expense	480	488	122	143	7	(40)	1,200
Income (loss) before income taxes	269	153	78	28	(468)	-	60
Applicable income tax expense (benefit)	45	32	17	6	(86)	-	14
Net income (loss)	224	121	61	22	(382)	-	46
Total goodwill	$1,961	2,047	-	253	-	-	4,261
Total assets	$84,576	70,283	27,132	11,653	(8,253) (d)	-	185,391

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)	Includes impairment charges of $3 for branches and land. For more information refer to Note 8 and Note 23.

(c)	Includes impairment charges of $3 for operating lease equipment. For more information refer to Note 9 and Note 23.

(d)	Includes bank premises and equipment of $36 classified as held for sale. For more information refer to Note 8.

(e)	Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. F or more information refer to Note 10.

12
7

Fifth Third Bancorp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$509	584	63	49	(123)	-	1,082
Provision for credit losses	20	52	13	-	5	-	90
Net interest income after provision for credit losses	489	532	50	49	(128)	-	992
Noninterest income: (e)
Service charges on deposits	66	64	-	-	1	-	131
Wealth and asset management revenue	1	36	-	108	-	(33) (a)	112
Commercial banking revenue	103	1	-	-	(1)	-	103
Mortgage banking net revenue	-	1	55	-	-	-	56
Card and processing revenue	15	63	-	1	-	-	79
Leasing business revenue	32	-	-	-	-	-	32
Other noninterest income (b)	10	18	3	5	533	-	569
Securities gains, net	-	-	-	-	16	-	16
Securities gains, net - non-qualifying hedges on MSRs	-	-	3	-	-	-	3
Total noninterest income	227	183	61	114	549	(33)	1,101
Noninterest expense: (e)
Compensation and benefits	109	143	45	56	257	-	610
Technology and communications	2	1	2	-	78	-	83
Net occupancy expense	7	43	2	3	20	-	75
Leasing business expense	19	-	-	-	-	-	19
Equipment expense	6	12	-	-	12	-	30
Marketing expense	1	14	1	1	19	-	36
Card and processing expense	2	29	-	-	-	-	31
Other noninterest expense	210	198	51	70	(283)	(33)	213
Total noninterest expense	356	440	101	130	103	(33)	1,097
Income before income taxes	360	275	10	33	318	-	996
Applicable income tax expense	66	58	2	7	88	-	221
Net income	294	217	8	26	230	-	775
Total goodwill	$630	1,655	-	193	(1,843) (d)	-	4,321
Total assets	$74,377	69,599	24,662	9,916	(10,701) (c)	-	167,853

(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)	Includes impairment charges of $20 for branches and land. For more information refer to Note 8.

(c)	Includes bank premises and equipment of $78 classified as held for sale. For more information refer to Note 8.

(d)
Due to the timing of the MB Financial, Inc. acquisition, the Bancorp was in the process of completing its analysis of the allocation of the goodwill across its four business segments, therefore goodwill was presented as part of General Corporate and Other as of March 31, 2019.

(e)
During the first quarter of 2020, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

25. Subsequent Event
On May 5, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. The notes consisted of $500 million of 1.625% senior fixed-rate notes, with a maturity of three years, due on May 5, 2023; and $750 million of 2.550% senior fixed-rate notes, with a maturity of seven years, due on May 5, 2027.

The 1.625% and 2.550% senior fixed-rate notes will be redeemable on or after April 5, 2023 and April 5, 2027, respectively (the respective “Applicable Par Call Date”), in whole or in part, at any time and from time to time, at the Bancorp’s option at a redemption price equal to 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. Additionally, the 1.625% and 2.550% senior fixed-rate notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after November 2, 2020, and prior to the notes’ respective Applicable Par Call Date, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior fixed-rates notes being redeemed that would be due if the senior fixed-rates notes to be redeemed matured on their respective Applicable Par Call Date (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a
360-day
year consisting of twelve
30-day
months) at the applicable Treasury Rate plus either 25 basis points (for the 1.625% senior fixed-rate notes) or 35 basis points (for the 2.550% senior fixed-rate notes), as the case may be.
12
8

PART II. OTHER INFORMATION
Legal Proceedings (Item 1)
Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.
Risk Factors (Item 1A)
The following is a change to the risk factors as previously disclosed in the Registrant’s Annual Report on Form
10-K
for the year ended December 31, 2019:
The
COVID-19
pandemic creates significant risks and uncertainties for our business.
In March 2020, the World Health Organization declared novel coronavirus disease 2019
(COVID-19)
as a global pandemic. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which the Bancorp is located or does business.
As a result, the demand for the Bancorp’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Bancorp’s loan and lease portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Bancorp’s results of operations and financial condition. The business operations of subsidiaries of the Bancorp, such as Fifth Third Bank, National Association, may also be disrupted if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations and/or disruptions. Furthermore, the business operations of subsidiaries of the Bancorp have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.
In response to the pandemic, Fifth Third Bank, National Association, has also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and is offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business and personal lending customers. These programs, as well as certain accommodations made to commercial customers, are expected to negatively impact revenue and other results of operations of the Bancorp in the near term and, if not effective in mitigating the effect of
COVID-19
on Bancorp customers, may adversely affect the Bancorp’s business and results of operations more substantially over a longer period of time.
The extent to which the
COVID-19
pandemic impacts the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the
COVID-19
pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form
10-K
and any subsequent Quarterly Report on Form
10-Q
or Current Report on Form
8-K
including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.
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
On April 28, 2020, Fitch Ratings Inc. (“Fitch”) revised Fifth Third Bancorp’s Rating Outlook on its Long- and Short-Term Issuer Default Ratings to “Negative” from “Stable” as part of an ongoing horizontal review of all U.S. banks the agency is conducting as a result of concerns about significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. As of the date of this filing, we are under review by Fitch and Fitch has not changed our ratings. Accordingly, our Fitch ratings are subject to change at any time.
Other rating agencies may also take actions to downgrade their ratings of the securities issued by Fifth Third or its subsidiaries. There can be no assurances that Fifth Third or its subsidiaries will retain any specific rating from any specific rating agency.
Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2020.

Defaults Upon Senior Securities (Item 3)
None.
Mine Safety Disclosures (Item 4)
Not applicable.
Other Information (Item 5)
During the three months ended March 31, 2020, the Bancorp reclassified certain noninterest income and noninterest expense line items reported in its Condensed Consolidated Statements of Income. Fifth Third made this reclassification to better align disclosures to business activities.
Noninterest Income
A new line item for “leasing business revenue” was created to reclassify the leasing-related income previously reported in “corporate banking revenue” and “other noninterest income.” Additionally, the line item “corporate banking revenue” is now disclosed as “commercial banking revenue”.
Noninterest Expense
Two new line items for “leasing business expense” and “marketing” were created to reclassify the leasing-related expense and marketing expense previously reported within “other noninterest expense.” Additionally, “salaries, wages and incentives” and “employee benefits” line items were reclassified to a single line item as “compensation and benefits.”
These reclassifications had no impact on total noninterest income or total noninterest expense, nor any performance metrics monitored by the Bancorp. The noninterest income and noninterest expense line items recast are presented in the condensed consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, below.

For the year ended December 31, 2019 ($ in millions)	As Previously Reported	Reclassifications	As Recast
Noninterest Income
Corporate banking revenue	$570	(570)	-
Commercial banking revenue	-	460	460
Leasing business revenue	-	270	270
Other noninterest income	1,224	(160)	1,064
Total noninterest income	3,536	-	3,536

Noninterest Expense
Salaries, wages and incentives	$2,001	(2,001)	-
Employee benefits	417	(417)	-
Compensation and benefits	-	2,418	2,418
Marketing expense	-	162	162
Leasing business expense	-	133	133
Other noninterest expense	1,229	(295)	934
Total noninterest expense	4,660	-	4,660

Income Before Income Taxes	$3,202	-	3,202

For the year ended December 31, 2018 ($ in millions)	As Previously Reported	Reclassifications	As Recast
Noninterest Income
Corporate banking revenue	$438	(438)	-
Commercial banking revenue	-	408	408
Leasing business revenue	-	114	114
Other noninterest income	887	(84)	803
Total noninterest income	2,790	-	2,790

Noninterest Expense
Salaries, wages and incentives	$1,783	(1,783)	-
Employee benefits	332	(332)	-
Compensation and benefits	-	2,115	2,115
Marketing expense	-	147	147
Leasing business expense	-	76	76
Other noninterest expense	1,020	(223)	797
Total noninterest expense	3,958	-	3,958

Income Before Income Taxes	$2,765	-	2,765

For the year ended December 31, 2017 ($ in millions)	As Previously Reported	Reclassifications	As Recast
Noninterest Income
Corporate banking revenue	$353	(353)	-
Commercial banking revenue	-	386	386
Leasing business revenue	-	63	63
Other noninterest income	1,357	(96)	1,261
Total noninterest income	3,224	-	3,224

Noninterest Expense
Salaries, wages and incentives	$1,633	(1,633)	-
Employee benefits	356	(356)	-
Compensation and benefits	-	1,989	1,989
Marketing expense	-	114	114
Leasing business expense	-	87	87
Other noninterest expense	1,007	(201)	806
Total noninterest expense	3,782	-	3,782

Income Before Income Taxes	$2,979	-	2,979

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2019.
3.2	Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 26, 2019.
3.3
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.3). Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 17, 2019.

3.4	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
4.1
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation
 S-K.
 The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	2020 Restricted Stock Unit Grant Agreement (for Directors).
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 8, 2020

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)

132