Form 10-Q
period 2020-06-30
FIFTH THIRD BANCORP
filed 2020-08-07
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, Without Par Value	FITB	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	FITBI	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/40th Ownership Interest in a Share of
6.00% Non-Cumulative Perpetual Class B Preferred Stock, Series A	FITBP	The	NASDAQ	Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of
4.95% Non-Cumulative Perpetual Preferred Stock, Series K	FITBO	The	NASDAQ	Stock Market LLC
There were 712,241,022 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2020.

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

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
ALCO: Asset Liability Management Committee	GSE: United States Government Sponsored Enterprise
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
BPO: Broker Price Opinion	Condition and Results of Operations
bps: Basis Points	MSR: Mortgage Servicing Right
CCAR: Comprehensive Capital Analysis and Review	N/A: Not Applicable
CDC: Fifth Third Community Development Corporation	NII: Net Interest Income
CECL: Current Expected Credit Loss	NM: Not Meaningful
CET1: Common Equity Tier 1	OAS: Option-Adjusted Spread
CFPB: United States Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
C&I: Commercial and Industrial	OCI: Other Comprehensive Income (Loss)
DCF: Discounted Cash Flow	OREO: Other Real Estate Owned
DTCC: Depository Trust & Clearing Corporation	OTTI: Other-Than-Temporary Impairment
DTI: Debt-to-Income Ratio	PCI: Purchased Credit Impaired
ERM: Enterprise Risk Management	PCD: Purchased Credit Deteriorated
ERMC: Enterprise Risk Management Committee	PPP: Paycheck Protection Program
EVE: Economic Value of Equity	RCC: Risk Compliance Committee
FASB: Financial Accounting Standards Board	ROU: Right-of-Use
FDIC: Federal Deposit Insurance Corporation	SAR: Stock Appreciation Right
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	SOFR: Secured Overnight Financing Rate
FICO: Fair Isaac Corporation (credit rating)	TBA: To Be Announced
FINRA: Financial Industry Regulatory Authority	TDR: Troubled Debt Restructuring
FNMA: Federal National Mortgage Association	TILA: Truth in Lending Act
FOMC: Federal Open Market Committee	U.S.: United States of America
FRB: Federal Reserve Bank	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: United States Department of Veterans Affairs
FTS: Fifth Third Securities	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note

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

TABLE 1: Selected Financial Data
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2020	2019	Change	2020	2019	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,200	1,245	(4)	$2,429	2,327	4
Net interest income (FTE)(a)(b)	1,203	1,250	(4)	2,436	2,336	4
Noninterest income	650	660	(2)	1,321	1,761	(25)
Total revenue (FTE)(a)	1,853	1,910	(3)	3,757	4,097	(8)
Provision for credit losses(c)	485	85	471	1,125	175	543
Noninterest expense	1,121	1,243	(10)	2,321	2,341	(1)
Net income	195	453	(57)	243	1,228	(80)
Net income available to common shareholders	163	427	(62)	193	1,187	(84)
Common Share Data
Earnings per share - basic	$0.23	0.57	(60)	$0.27	1.68	(84)
Earnings per share - diluted	0.23	0.57	(60)	0.27	1.66	(84)
Cash dividends declared per common share	0.27	0.24	13	0.54	0.46	17
Book value per share	28.88	26.17	10	28.88	26.17	10
Market value per share	19.28	27.90	(31)	19.28	27.90	(31)
Financial Ratios
Return on average assets	0.40%	1.08	(63)	0.26%	1.56	(83)
Return on average common equity	3.2	9.1	(65)	1.9	13.9	(86)
Return on average tangible common equity(b)	4.3	12.3	(65)	2.7	17.8	(85)
Dividend payout	117.4	42.1	179	200.0	27.4	630
Average total Bancorp shareholders’ equity as a percent of average assets	11.30	12.02	(6)	11.92	11.74	2
Tangible common equity as a percent of tangible assets (excluding AOCI)(b)	6.77	8.27	(18)	6.76	8.27	(18)
Net interest margin(a)(b)	2.75	3.37	(18)	2.99	3.33	(10)
Net interest rate spread (a)(b)	2.55	2.95	(14)	2.75	2.91	(5)
Efficiency(a)(b)	60.5	65.1	(7)	61.8	57.1	8
Credit Quality
Net losses charged-off	$130	78	67	$252	156	62
Net losses charged-off as a percent of average portfolio loans and leases	0.44%	0.29	52	0.44%	0.30	47
ALLL as a percent of portfolio loans and leases	2.34	1.02	129	2.34	1.02	129
ACL as a percent of portfolio loans and leases(d)	2.50	1.15	117	2.50	1.15	117
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.65	0.51	27	0.65	0.51	27
Average Balances
Loans and leases, including held for sale	$119,418	110,993	8	$115,799	104,712	11
Securities and other short-term investments	56,806	37,797	50	47,920	36,953	30
Total assets	198,387	167,578	18	185,129	158,324	17
Transaction deposits(e)	142,079	112,847	26	130,087	106,780	22
Core deposits(f)	146,500	118,525	24	134,838	112,051	20
Wholesale funding(g)	23,739	23,633	—	22,786	22,915	(1)
Bancorp shareholders’ equity	22,420	20,135	11	22,066	18,588	19
Regulatory Capital(h)
CET1 capital	9.72%	9.57	2	9.72%	9.57	2
Tier I risk-based capital	10.96	10.62	3	10.96	10.62	3
Total risk-based capital	14.24	13.53	5	14.24	13.53	5
Tier I leverage	8.16	9.24	(12)	8.16	9.24	(12)
(a)Amounts presented on an FTE basis. The FTE adjustments for the three months ended June 30, 2020 and 2019 were $3 and $5, respectively, and for the six months ended June 30, 2020 and 2019 were $7 and $9, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)The provision for credit losses is the sum of the provision for loan and lease losses and the provision for the reserve for unfunded commitments.
(d)The ACL is the sum of the ALLL and the reserve for unfunded commitments.
(e)Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(f)Includes transaction deposits and other time deposits.
(g)Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(h)Regulatory capital ratios as of June 30, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2020, the Bancorp had $202.9 billion in assets and operated 1,122 full-service banking centers and 2,456 Fifth Third branded ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2020, net interest income on an FTE basis and noninterest income provided 65% and 35% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, commercial banking revenue, wealth and asset management revenue, mortgage banking net revenue, card and processing revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications costs, net occupancy expense, leasing business expense, equipment expense, card and processing expense, marketing expense and other noninterest expense.

COVID-19 Global Pandemic
The U.S. economy continued to retract during the second quarter of 2020 as a result of the spread of COVID-19. To address concerns that COVID-19 may overwhelm the health care system, states across the U.S. declared lockdowns that restricted social gatherings and ordered temporary closures of businesses deemed non-essential. Despite the partial lifting of these measures in some of the states in the Bancorp’s geographic footprint, the recent increase in cases means that it remains unknown when there will be a return to normal economic activity. During the second quarter of 2020, the Bancorp observed the impact of the pandemic on its business. The decline of asset prices, reduction in interest rates, widening of credit spreads, borrower and counterparty credit deterioration and market volatility had the most immediate negative impacts on current quarter performance. Although the Bancorp is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact its future operating results.

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

The CARES Act
The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020 and has subsequently been amended several times. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the SBA’s business loan guarantee program through August 8, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, require six-month deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four week covered period.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 public health emergency. Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least August 31, 2020.

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

FRB facilities and programs established, or in the process of being established, include:
•Paycheck Protection Program Liquidity Facility to provide financing related to Paycheck Protection Program loans made by banks;
•Main Street New Loan Facility, a Main Street Priority Loan Facility, and a Main Street Expanded Loan Facility to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses;
•Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;
•Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;
•Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly to, eligible participants;
•Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;
•Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities;
•Municipal Liquidity Facility to purchase bonds directly from U.S. state, city and county issuers; and
•Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.

These facilities and programs are in various stages of development, and the Bancorp and the Bank currently, or may in the future participate in some of them, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity. For commercial and consumer customers, Fifth Third has provided a host of relief options, including loan covenant relief, loan maturity extensions, payment deferrals and fee waivers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Paycheck Protection Program
As previously discussed, the Bancorp is participating in the SBA’s Paycheck Protection Program which was created by the CARES Act on March 27, 2020. The Bancorp has originated approximately 37,000 loans in the amount of $5.5 billion under the program as of June 30, 2020.

For further discussion on Fifth Third’s hardship relief programs as a result of the COVID-19 pandemic, refer to the Credit Risk Management subsection of the Risk Management section of MD&A and Note 4 and Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

On May 5, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. The notes consisted of $500 million of 1.625% senior fixed-rate notes, with a maturity of three years, due on May 5, 2023; and $750 million of 2.55% senior fixed-rate notes, with a maturity of seven years, due on May 5, 2027.

For more information on the senior notes offerings, including disclosure on the redemption options, refer to Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assists in evaluating growth trends, capital strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change.

The following are key performance indicators used by management to make operating decisions and capital utilization:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Efficiency Ratio: Noninterest expense divided by the sum of net interest income on an FTE basis (non-GAAP) and noninterest income

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Earnings per share, diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming portfolio assets ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Return on average assets: Net income annualized divided by quarterly average assets

Earnings Summary
The Bancorp’s net income available to common shareholders for the second quarter of 2020 was $163 million, or $0.23 per diluted share, which was net of $32 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2019 was $427 million, or $0.57 per diluted share, which was net of $26 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2020 was $193 million, or $0.27 per diluted share, which was net of $50 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2019 was $1.2 billion, or $1.66 per diluted share, which was net of $41 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended June 30, 2020, a decrease of $47 million compared to the same period in the prior year. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 121 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 132 bps, 167 bps, 218 bps and 170 bps, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year. Net interest income was also adversely impacted by an increase in average interest checking deposits of $13.2 billion for the three months ended June 30, 2020 compared to the same period in the prior year. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing liabilities of 81 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in average interest checking deposits, average money market deposits, average long-term debt and average certificates $100,000 and over of 93 bps, 82 bps, 59 bps and 70 bps, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans and average indirect secured consumer loans of $6.9 billion and $1.9 billion for the three months ended June 30, 2020, respectively, compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $2.4 billion for the six months ended June 30, 2020, an increase of $100 million compared to the same period in the prior year. Net interest income was positively impacted by decreases in the rates paid on average interest-bearing liabilities of 61 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits, average long-term debt and average certificates $100,000 and over of 71 bps, 58 bps, 42 bps and 40 bps, respectively, compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $6.3 billion, $2.3 billion and $2.1 billion for the six months ended June 30, 2020, respectively, compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on total average loans and leases. The decreases in yields on total average loans and leases were primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 90 bps, 104 bps, 148 bps and 116 bps, respectively, for the six months ended June 30, 2020 compared to the same period in the prior year. Net interest income was also negatively impacted by an increase in average interest checking deposits of $9.9 billion for the six months ended June 30, 2020 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.75% and 2.99% for the three and six months ended June 30, 2020, respectively, compared to 3.37% and 3.33% for the same periods in the prior year.

Effective January 1, 2020, the Bancorp adopted ASU 2016-13 which established a new approach for estimating credit losses on certain types of financial instruments. The Bancorp recognized an initial increase to the ACL of approximately $653 million upon adoption of ASU 2016-13 on January 1, 2020, which included $171 million from the non-PCD loan portfolio resulting from the MB Financial, Inc. acquisition. The provision for credit losses was $485 million and $1.1 billion for the three and six months ended June 30, 2020, respectively, compared to $85 million and $175 million during the same periods in the prior year. The increases in provision expense for both the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020. Net losses charged-off as a percent of average portfolio loans and leases were 0.44% and 0.29% for the three months ended June 30, 2020 and 2019, respectively, and 0.44% and 0.30% for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.65% compared to 0.62% at December 31, 2019. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $10 million for the three months ended June 30, 2020 compared to the same period in the prior year, primarily due to decreases in other noninterest income, service charges on deposits and leasing business revenue, partially offset by increases in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
mortgage banking revenue and commercial banking revenue. Other noninterest income decreased $35 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in private equity investment income as well as increases in the net losses on disposition and impairment of bank premises and equipment and the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Service charges on deposits decreased $21 million for the three months ended June 30, 2020 compared to the same period in the prior year, due to decreases in consumer deposit fees and commercial deposit fees of $14 million and $7 million, respectively. Leasing business revenue decreased $19 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in leasing business solutions revenue and operating lease income of $13 million and $6 million, respectively. Mortgage banking net revenue increased $36 million for the three months ended June 30, 2020 compared to the same period in the prior year, primarily due to increases in origination fees and gains on loan sales. Commercial banking revenue increased $30 million for the three months ended June 30, 2020 compared to the same period in the prior year, primarily driven by an increase in institutional sales of $34 million, partially offset by a decrease in loan syndication fees of $7 million.

Noninterest income decreased $440 million for the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to a decrease in other noninterest income, partially offset by increases in mortgage banking net revenue, commercial banking revenue and leasing business revenue. Other noninterest income decreased $598 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income. Mortgage banking net revenue increased $100 million for the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to increases in origination fees and gains on loan sales. Commercial banking revenue increased $52 million for the six months ended June 30, 2020 compared to the same period in the prior year, primarily driven by increases in institutional sales, commercial customer derivatives and bridge fees of $43 million, $8 million and $8 million, respectively, partially offset by a decrease in loan syndication fees of $13 million. Leasing business revenue increased $23 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by increases in operating lease income and lease syndication fees of $12 million and $11 million, respectively, partially offset by a decrease in leasing business solutions revenue of $6 million.

Noninterest expense decreased $122 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense, other noninterest expense, marketing expense and compensation and benefits expense. The Bancorp recognized $9 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended June 30, 2020 compared to $109 million in the same period in the prior year. Technology and communications expense decreased $46 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc. Other noninterest expense decreased $24 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in losses and adjustments and travel expense, partially offset by an increase in loan and lease expense. Marketing expense decreased $21 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus programs. Compensation and benefits expense decreased $14 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to a decrease in merger-related expenses related to the acquisition of MB Financial, Inc., partially offset by higher deferred compensation expense. Compensation and benefits expense for the three months ended June 30, 2020 included $7 million of special payments to employees providing essential banking services through the COVID-19 pandemic.

Noninterest expense decreased $20 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense and marketing expense, partially offset by increases in compensation and benefits expense and other noninterest expense. The Bancorp recognized $16 million of merger-related expenses related to the MB Financial, Inc. acquisition for the six months ended June 30, 2020 compared to $185 million in the same period in the prior year. Technology and communications expense decreased $36 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc. Marketing expense decreased $26 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus programs. Compensation and benefits expenses increased $23 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to the addition of personnel costs from the acquisition of MB Financial, Inc. and the impact of raising the Bancorp’s minimum wage in the fourth quarter of 2019, partially offset by a reduction in merger-related expenses. Compensation and benefits expense for the six months ended June 30, 2020 included $10 million of special payments to employees providing essential banking services through the COVID-19 pandemic. Other noninterest expense increased $11 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in losses and adjustments and loan and lease expense, partially offset by a decrease in travel expenses.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of June 30, 2020. As of June 30, 2020, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.72%;
•Tier I risk-based capital ratio: 10.96%;
•Total risk-based capital ratio: 14.24%;
•Tier I leverage ratio: 8.16%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Net interest income (U.S. GAAP)	$1,200	1,245	2,429	2,327
Add: FTE adjustment	3	5	7	9
Net interest income on an FTE basis (1)	$1,203	1,250	2,436	2,336
Net interest income on an FTE basis (annualized) (2)	4,838	5,014	4,899	4,711

Interest income (U.S. GAAP)	$1,403	1,636	2,928	3,069
Add: FTE adjustment	3	5	7	9
Interest income on an FTE basis	$1,406	1,641	2,935	3,078
Interest income on an FTE basis (annualized) (3)	5,655	6,582	5,902	6,207

Interest expense (annualized) (4)	$816	1,568	1,003	1,496
Noninterest income (5)	650	660	1,321	1,761
Noninterest expense (6)	1,121	1,243	2,321	2,341
Average interest-earning assets (7)	176,224	148,790	163,719	141,665
Average interest-bearing liabilities (8)	124,478	106,340	116,861	101,764

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.75%	3.37	2.99	3.33
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.55	2.95	2.75	2.91
Efficiency ratio on an FTE basis (6) / ((1) + (5))	60.5	65.1	61.8	57.1
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP.

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Net income available to common shareholders (U.S. GAAP)	$163	427	193	1,187
Add: Intangible amortization, net of tax	9	11	20	13
Tangible net income available to common shareholders	$172	438	213	1,200
Tangible net income available to common shareholders (annualized) (1)	692	1,757	428	2,420

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$22,420	20,135	22,066	18,588
Less: Average preferred stock	(1,770)	(1,331)	(1,770)	(1,331)
Average goodwill	(4,261)	(4,301)	(4,256)	(3,496)
Average intangible assets	(178)	(215)	(186)	(137)
Average tangible common equity (2)	$16,211	14,288	15,854	13,624

Return on average tangible common equity (1) / (2)	4.3%	12.3	2.7	17.8

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2020	December 31, 2019
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,335	21,203
Less: Preferred stock	(1,770)	(1,770)
Goodwill	(4,261)	(4,252)
Intangible assets	(171)	(201)
AOCI	(2,951)	(1,192)
Tangible common equity, excluding AOCI (1)	13,182	13,788
Add: Preferred stock	1,770	1,770
Tangible equity (2)	$14,952	15,558

Total Assets (U.S. GAAP)	$202,906	169,369
Less: Goodwill	(4,261)	(4,252)
Intangible assets	(171)	(201)
AOCI, before tax	(3,735)	(1,509)
Tangible assets, excluding AOCI (3)	$194,739	163,407

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	7.68%	9.52
Tangible common equity as a percentage of tangible assets (1) / (3)	6.77	8.44

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, the Bancorp adopted ASU 2016-13 (“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) and its related subsequent amendments, along with ASU 2017-04 (“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”). For additional information about these ASUs and their impacts on the Bancorp, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. In conjunction with the adoption of these ASUs, the Bancorp has revised its Critical Accounting Policies for the ALLL, reserve for unfunded commitments and goodwill as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 for discussion on the critical accounting policies for the ALLL, reserve for unfunded commitments and goodwill for periods prior to January 1, 2020. There have been no other material changes to the valuation techniques or models during the six months ended June 30, 2020.

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

The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not adjusted for expected extensions, renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivables on loans are presented in other assets in the Condensed Consolidated Balance Sheets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivables. For additional information on the Bancorp’s accounting policies related to nonaccrual loans and leases, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit observed credit weaknesses, as well as loans that have been modified in a TDR, are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when determining the amount of the ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Significant management judgment is required when evaluating which of these factors are most relevant in individual circumstances, and when estimating the amount of expected credit losses based on those factors. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell. Individually evaluated loans and leases that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated commercial loans and leases, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable. Generally, the Bancorp considers its forecasts to be reasonable and supportable for a period of up to three years from the estimation date. For periods beyond the reasonable and supportable forecast period, expected credit losses are estimated by reverting to historical loss information without adjustment for changes in economic conditions. This reversion is phased in ratably over a two-year period. The Bancorp evaluates the length of its reasonable and supportable forecast period, its reversion period and reversion methodology at least annually, or more often if warranted by economic conditions or other circumstances.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. A recognized impairment loss cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. During the first and second quarters of 2020, the Bancorp performed a qualitative assessment of its goodwill in consideration of the overall economic impact of the COVID-19 pandemic and the uncertainties it has introduced. Based upon this assessment, the Bancorp concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amounts. While there was no indication of impairment as of June 30, 2020, further deterioration in economic conditions could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Bancorp’s results of operations in the period such charges are recognized. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
STATEMENTS OF INCOME ANALYSIS

Net Interest Income
Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest incurred on core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2020 and 2019, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended June 30, 2020, a decrease of $47 million compared to the same period in the prior year. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 121 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 132 bps, 167 bps, 218 bps and 170 bps, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease in yields on total average loans and leases for the three months ended June 30, 2020 was primarily due to a decrease in market rates, as LIBOR rates decreased throughout the second quarter of 2020, impacting the Bancorp’s portfolios of floating interest rate LIBOR-based loans. The decrease in market rates was partially offset by the positive impact of the LIBOR/Federal Funds spread, as LIBOR remained at wider spreads to the Federal Funds rate for a portion of the quarter. The LIBOR/Federal Funds spread widening typically benefits the Bancorp as it generally results in loan yields decreasing more slowly than deposit costs. This spread gradually normalized during the middle of the second quarter and the full impact of the normalization is expected to negatively impact net interest income for the remainder of 2020. Net interest income was also adversely impacted by an increase in average interest checking deposits of $13.2 billion for the three months ended June 30, 2020 compared to the same period in the prior year. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing liabilities of 81 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in average interest checking deposits, average money market deposits, average long-term debt and average certificates $100,000 and over of 93 bps, 82 bps, 59 bps and 70 bps, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans and average indirect secured consumer loans of $6.9 billion and $1.9 billion for the three months ended June 30, 2020, respectively, compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $2.4 billion for the six months ended June 30, 2020, an increase of $100 million compared to the same period in the prior year. Net interest income was positively impacted by decreases in the rates paid on average interest-bearing liabilities of 61 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits, average long-term debt and average certificates $100,000 and over of 71 bps, 58 bps, 42 bps and 40 bps, respectively, compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $6.3 billion, $2.3 billion and $2.1 billion for the six months ended June 30, 2020, respectively, compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on total average loans and leases. The decreases in yields on total average loans and leases were primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 90 bps, 104 bps, 148 bps and 116 bps, respectively, for the six months ended June 30, 2020 compared to the same period in the prior year. Net interest income was also negatively impacted by an increase in average interest checking deposits of $9.9 billion for the six months ended June 30, 2020 compared to the same period in the prior year.

Net interest income for both the three and six months ended June 30, 2020 was adversely impacted by the March 2020, October 2019, September 2019 and August 2019 decisions of the FOMC to lower the target range of the federal funds rate. During the three and six months ended June 30, 2020, net interest income included $15 million and $31 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions compared to $18 million and $20 million for the three and six months ended June 30, 2019, respectively.

Net interest rate spread on an FTE basis (non-GAAP) was 2.55% and 2.75% during the three and six months ended June 30, 2020, respectively, compared to 2.95% and 2.91% in the same periods in the prior year. Yields on average interest-earning assets decreased 121 bps and 77 bps, respectively, for the three and six months ended June 30, 2020, partially offset by decreases in the rates paid on average interest-bearing liabilities of 81 bps and 61 bps, respectively, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net interest margin on an FTE basis (non-GAAP) was 2.75% and 2.99% for the three and six months ended June 30, 2020, respectively, compared to 3.37% and 3.33% for the same periods in the prior year. Net interest margin was negatively impacted by increases in average interest-earning assets of $27.4 billion and $22.1 billion for the three and six months ended June 30, 2020, respectively, as well as the previously mentioned decreases in the net interest rate spread compared to the same periods in the prior year due to lower market rates. These negative impacts were partially offset by increases in average free funding balances primarily driven by increases in average demand deposits of $9.9 billion and $7.6 billion, respectively, and average shareholders’ equity of $2.1 billion and $3.4 billion, respectively, for the three and six months ended June 30, 2020 compared to the same periods in the prior year. Net interest margin results are expected to remain suppressed as a result of increased liquidity levels in the form of excess cash balances which are expected to remain at elevated levels driven by the amount of fiscal stimulus that has increased the banking industry’s balance sheets, including the Bancorp’s.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $223 million and $132 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 driven by the previously mentioned decreases in yields on average loans, partially offset by the previously mentioned increases in average loans for the three and six months ended June 30, 2020 compared to the same periods in the prior year. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $12 million and $11 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily due to decreases in yields on average taxable securities and average other short-term investments, partially offset by increases in average balances.

Interest expense on core deposits decreased $144 million and $181 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily due to decreases in the cost of average interest-bearing core deposits to 27 bps and 46 bps for the three and six months ended June 30, 2020, respectively, from 103 bps and 101 bps for the three and six months ended June 30, 2019, respectively. The decreases in the cost of average interest-bearing core deposits were primarily due to the previously mentioned decreases in the rates paid on average interest checking deposits and average money market deposits, partially offset by the previously mentioned increases in average interest checking deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $44 million and $62 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily due to the previously mentioned decreases in the rates paid on average long-term debt and average certificates $100,000 and over as well as decreases in the rates paid on average other short-term borrowings. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and six months ended June 30, 2020, average wholesale funding represented 19% of average interest-bearing liabilities, compared to 22% and 23% for the three and six months ended June 30, 2019, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2020			June 30, 2019			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$59,106	510	3.47%	$52,187	623	4.79%	$73	(186)	(113)
Commercial mortgage loans	11,224	96	3.44	10,635	136	5.11	6	(46)	(40)
Commercial construction loans	5,548	49	3.53	5,248	75	5.71	4	(30)	(26)
Commercial leases	3,056	26	3.47	3,811	33	3.51	(7)	—	(7)
Total commercial loans and leases	78,934	681	3.47	71,881	867	4.84	76	(262)	(186)
Residential mortgage loans	17,405	153	3.53	17,589	162	3.70	(2)	(7)	(9)
Home equity	5,820	52	3.60	6,376	84	5.30	(7)	(25)	(32)
Indirect secured consumer loans	12,124	122	4.04	10,190	105	4.11	19	(2)	17
Credit card	2,248	63	11.28	2,408	75	12.38	(6)	(6)	(12)
Other consumer loans	2,887	47	6.50	2,549	48	7.58	6	(7)	(1)
Total consumer loans	40,484	437	4.34	39,112	474	4.85	10	(47)	(37)
Total loans and leases	$119,418	1,118	3.76%	$110,993	1,341	4.84%	$86	(309)	(223)
Securities:
Taxable	36,817	282	3.08	35,467	290	3.28	10	(18)	(8)
Exempt from income taxes(b)	156	1	2.96	40	—	3.50	1	—	1
Other short-term investments	19,833	5	0.11	2,290	10	1.80	13	(18)	(5)
Total interest-earning assets	$176,224	1,406	3.21%	$148,790	1,641	4.42%	$110	(345)	(235)
Cash and due from banks	3,121			2,931
Other assets	21,394			16,972
Allowance for loan and lease losses	(2,352)			(1,115)
Total assets	$198,387			$167,578
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$49,760	29	0.24%	$36,514	107	1.17%	$28	(106)	(78)
Savings deposits	16,354	3	0.06	14,418	6	0.17	1	(4)	(3)
Money market deposits	30,022	24	0.32	25,934	74	1.14	10	(60)	(50)
Foreign office deposits	182	—	0.09	163	—	0.53	—	—	—
Other time deposits	4,421	13	1.21	5,678	26	1.84	(5)	(8)	(13)
Total interest-bearing core deposits	100,739	69	0.27	82,707	213	1.03	34	(178)	(144)
Certificates $100,000 and over	4,067	14	1.40	5,780	30	2.10	(8)	(8)	(16)
Other deposits	31	—	0.04	40	—	2.92	—	—	—
Federal funds purchased	309	—	0.16	1,151	8	2.61	(4)	(4)	(8)
Other short-term borrowings	2,377	2	0.32	1,119	9	3.08	5	(12)	(7)
Long-term debt	16,955	118	2.80	15,543	131	3.39	11	(24)	(13)
Total interest-bearing liabilities	$124,478	203	0.66%	$106,340	391	1.47%	$38	(226)	(188)
Demand deposits	45,761			35,818
Other liabilities	5,727			5,088
Total liabilities	$175,966			$147,246
Total equity	$22,421			$20,332
Total liabilities and equity	$198,387			$167,578
Net interest income (FTE)(c)		$1,203			$1,250		$72	(119)	(47)
Net interest margin (FTE)(c)			2.75%			3.37%
Net interest rate spread (FTE)(c)			2.55			2.95
Interest-bearing liabilities to interest-earning assets			70.64			71.47
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 and $5 for the three months ended June 30, 2020 and 2019, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2020			June 30, 2019			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$55,399	1,056	3.83%	$49,145	1,154	4.73%	$139	(237)	(98)
Commercial mortgage loans	11,122	218	3.94	9,035	223	4.98	47	(52)	(5)
Commercial construction loans	5,340	110	4.15	5,044	141	5.63	8	(39)	(31)
Commercial leases	3,128	54	3.47	3,684	60	3.30	(9)	3	(6)
Total commercial loans and leases	74,989	1,438	3.86	66,908	1,578	4.76	185	(325)	(140)
Residential mortgage loans	17,715	315	3.58	16,873	310	3.71	16	(11)	5
Home equity	5,913	123	4.16	6,366	168	5.32	(10)	(35)	(45)
Indirect secured consumer loans	11,967	242	4.07	9,686	190	3.96	47	5	52
Credit card	2,373	138	11.72	2,402	149	12.50	(2)	(9)	(11)
Other consumer loans	2,842	100	7.09	2,477	93	7.54	13	(6)	7
Total consumer loans	40,810	918	4.53	37,804	910	4.85	64	(56)	8
Total loans and leases	$115,799	2,356	4.09%	$104,712	2,488	4.79%	$249	(381)	(132)
Securities:
Taxable	36,395	564	3.12	34,896	570	3.30	26	(32)	(6)
Exempt from income taxes(b)	159	3	3.00	34	1	4.03	2	—	2
Other short-term investments	11,366	12	0.22	2,023	19	1.87	22	(29)	(7)
Total interest-earning assets	$163,719	2,935	3.61%	$141,665	3,078	4.38%	$299	(442)	(143)
Cash and due from banks	3,000			2,576
Other assets	20,509			15,192
Allowance for loan and lease losses	(2,099)			(1,109)
Total assets	$185,129			$158,324
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,029	104	0.46%	$35,113	204	1.17%	$47	(147)	(100)
Savings deposits	15,534	7	0.09	13,739	11	0.16	1	(5)	(4)
Money market deposits	28,565	72	0.51	24,541	133	1.09	19	(80)	(61)
Foreign office deposits	196	—	0.35	185	1	0.57	(1)	—	(1)
Other time deposits	4,751	33	1.40	5,271	48	1.82	(5)	(10)	(15)
Total interest-bearing core deposits	94,075	216	0.46	78,849	397	1.01	61	(242)	(181)
Certificates $100,000 and over	3,711	31	1.71	4,576	47	2.11	(8)	(8)	(16)
Other deposits	144	1	0.76	381	5	2.46	(2)	(2)	(4)
Federal funds purchased	481	2	0.82	1,582	20	2.50	(9)	(9)	(18)
Other short-term borrowings	2,063	8	0.74	884	14	3.28	11	(17)	(6)
Long-term debt	16,387	241	2.95	15,492	259	3.37	15	(33)	(18)
Total interest-bearing liabilities	$116,861	499	0.86%	$101,764	742	1.47%	$68	(311)	(243)
Demand deposits	40,763			33,202
Other liabilities	5,438			4,659
Total liabilities	$163,062			$139,625
Total equity	$22,067			$18,699
Total liabilities and equity	$185,129			$158,324
Net interest income (FTE)(c)		$2,436			$2,336		$231	(131)	100
Net interest margin (FTE)(c)			2.99%			3.33%
Net interest rate spread (FTE)(c)			2.75			2.91
Interest-bearing liabilities to interest-earning assets			71.38			71.83
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $7 and $9 for the six months ended June 30, 2020 and 2019, respectively.
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

The provision for credit losses was $485 million and $1.1 billion for the three and six months ended June 30, 2020, respectively, compared to $85 million and $175 million during the same periods in the prior year. The increases in provision expense for both the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020.
The ALLL increased $1.5 billion from December 31, 2019 to $2.7 billion at June 30, 2020. At June 30, 2020, the ALLL as a percent of portfolio loans and leases increased to 2.34%, compared to 1.10% at December 31, 2019. The reserve for unfunded commitments increased $32 million from December 31, 2019 to $176 million at June 30, 2020. The ACL as a percent of portfolio loans and leases increased to 2.50% at June 30, 2020, compared to 1.23% at December 31, 2019. These increases reflect the adoption of ASU 2016-13, which resulted in a combined increase to the ALLL and reserve for unfunded commitments of approximately $653 million, as well as the previously mentioned items impacting the provision for credit losses.

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

Noninterest Income
Noninterest income decreased $10 million and $440 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Service charges on deposits	$122	143	(15)	$270	274	(1)
Commercial banking revenue	137	107	28	261	209	25
Wealth and asset management revenue	120	122	(2)	255	234	9
Mortgage banking net revenue	99	63	57	219	119	84
Card and processing revenue	82	92	(11)	167	171	(2)
Leasing business revenue	57	76	(25)	131	108	21
Other noninterest income	12	47	(74)	18	616	(97)
Securities (losses) gains, net	21	8	163	(3)	25	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	2	(100)	3	5	(40)
Total noninterest income	$650	660	(2)	$1,321	1,761	(25)

Service charges on deposits
Service charges on deposits decreased $21 million and $4 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease for the three months ended June 30, 2020 compared to the same period in the prior year was due to decreases in consumer deposit fees and commercial deposit fees of $14 million and $7 million, respectively. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was due to a decrease of $16 million in consumer deposit fees partially offset by an increase of $12 million in commercial deposit fees. The Bancorp currently expects service charges on deposits revenue to increase in the low double digits range in the third quarter of 2020 compared to the second quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Commercial banking revenue
Commercial banking revenue increased $30 million and $52 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increase for the three months ended June 30, 2020 compared to the same period in the prior year was primarily driven by an increase in institutional sales of $34 million, partially offset by a decrease in loan syndication fees of $7 million. The increase for the six months ended June 30, 2020 compared to the same period in the prior year was primarily driven by increases in institutional sales, contract revenue from commercial customer derivatives and bridge fees of $43 million, $8 million and $8 million, respectively, partially offset by a decrease in loan syndication fees of $13 million.

Wealth and asset management revenue
Wealth and asset management revenue decreased $2 million and increased $21 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increase for the six months ended June 30, 2020 compared to the same period in the prior year was primarily driven by increases in private client service fees, broker income and institutional fees of $8 million, $8 million, and $4 million, respectively. The Bancorp’s trust and registered investment advisory businesses had approximately $405 billion and $399 billion in total assets under care as of June 30, 2020 and 2019, respectively, and managed $49 billion and $46 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2020 and 2019, respectively.

Mortgage banking net revenue
Mortgage banking net revenue increased $36 million and $100 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Origination fees and gains on loan sales	$95	37	176	62
Net mortgage servicing revenue:
Gross mortgage servicing fees	63	70	130	125
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(59)	(44)	(87)	(68)
Net mortgage servicing revenue	4	26	43	57
Total mortgage banking net revenue	$99	63	219	119

Origination fees and gains on loan sales increased $58 million and $114 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily driven by an increase in originations and gain on sale margins due to the lower interest rate environment. Residential mortgage loan originations increased to $3.4 billion and $7.4 billion for the three and six months ended June 30, 2020, respectively from $2.9 billion and $4.5 billion for the three and six months ended June 30, 2019, respectively.

Net mortgage servicing revenue decreased $22 million and $14 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease for the three months ended June 30, 2020 compared to the same period in the prior year was due to an increase in net negative valuation adjustments of $15 million and a decrease in gross mortgage servicing fees of $7 million. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was due to an increase in net negative valuation adjustments of $19 million, partially offset by an increase in gross mortgage servicing fees of $5 million. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$11	117	361	177
Changes in fair value:
Due to changes in inputs or assumptions	(12)	(116)	(343)	(173)
Other changes in fair value	(58)	(45)	(105)	(72)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(59)	(44)	(87)	(68)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Mortgage rates decreased during both the three and six months ended June 30, 2020 and 2019, which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $12 million and $343 million for the three and six months ended June 30, 2020, respectively, compared to $116 million and $173 million for the three and six months ended June 30, 2019, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $58 million and $105 million for the three and six months ended June 30, 2020, respectively, compared to $45 million and $72 million for the three and six months ended June 30, 2019, respectively, due to the impact of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of an immaterial amount and $3 million during the three and six months ended June 30, 2020 compared to $2 million and $5 million during the three and six months ended June 30, 2019 recorded in securities gains, net – non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of June 30, 2020 and 2019 were $95.4 billion and $102.4 billion, respectively, with $78.8 billion and $84.6 billion, respectively, of residential mortgage loans serviced for others.

Card and processing revenue
Card and processing revenue decreased $10 million and $4 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 primarily driven by decreases in customer spend volume, partially offset by lower reward costs and increases in other EFT income driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019. The Bancorp currently expects card and processing revenue to increase in the low-to-mid single digits range in the third quarter of 2020 compared to the second quarter of 2020.

Leasing business revenue
Leasing business revenue decreased $19 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in leasing business solutions revenue and operating lease income of $13 million and $6 million, respectively. Leasing business revenue increased $23 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by increases in operating lease income and lease syndication fees of $12 million and $11 million, respectively, partially offset by a decrease in leasing business solutions revenue of $6 million. The increase in operating lease income for the six months ended June 30, 2020 was driven by the acquisition of MB Financial, Inc. at the end of the first quarter of 2019.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
BOLI income	$17	15	32	29
Cardholder fees	10	15	21	29
Consumer loan and lease fees	5	6	10	11
Insurance income	4	5	10	10
Banking center income	4	6	10	11
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(29)	(22)	(51)	(52)
Net losses on disposition and impairment of bank premises and equipment	(12)	(1)	(15)	(21)
Private equity investment (loss) income	6	18	(8)	22
Gain on sale of Worldpay, Inc. shares	—	—	—	562
Equity method income from interest in Worldpay Holding, LLC	—	—	—	2
Other, net	7	5	9	13
Total other noninterest income	$12	47	18	616

Other noninterest income decreased $35 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in private equity investment income as well as increases in the net losses on disposition and impairment of bank premises and equipment and the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Private equity investment income decreased $12 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by the recognition of positive net valuation adjustments and gains on certain private equity investments during the three months ended June 30, 2019. For additional information on the valuation of private equity investments, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements. Net losses on disposition and impairment of bank premises and equipment increased $11 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 driven by the impact of impairment charges of $12 million during the three months ended June 30, 2020 compared to $2 million during the three months ended June 30, 2019. For additional information, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized negative valuation adjustments of $29 million related to the Visa total return swap during the three months ended June 30, 2020 compared to negative valuation adjustments of $22 million during the three months ended June 30, 2019. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements.

Other noninterest income decreased $598 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income.

The Bancorp recognized a $562 million gain related to the sale of Worldpay, Inc. shares during the first quarter of 2019. Private equity investment income decreased $30 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by negative net valuation adjustments and impairment charges recognized on certain private equity investments during the six months ended June 30, 2020 compared to positive net valuation adjustments and gains on certain private equity investments during the six months ended June 30, 2019. For additional information on the valuation of private equity investments, refer to Note 23 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense
Noninterest expense decreased $122 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense, other noninterest expense, marketing expense and compensation and benefits expense. Noninterest expense decreased $20 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense and marketing expense, partially offset by increases in compensation and benefits expense and other noninterest expense.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Compensation and benefits	$627	641	(2)	$1,274	1,251	2
Technology and communications	90	136	(34)	183	219	(16)
Net occupancy expense	82	88	(7)	164	164	-
Leasing business expense	33	38	(13)	68	57	19
Equipment expense	32	33	(3)	64	63	2
Card and processing expense	29	34	(15)	60	64	(6)
Marketing expense	20	41	(51)	51	77	(34)
Other noninterest expense	208	232	(10)	457	446	2
Total noninterest expense	$1,121	1,243	(10)	$2,321	2,341	(1)
Efficiency ratio on an FTE basis(a)	60.5%	65.1		61.8%	57.1
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp recognized $9 million and $16 million of merger-related expenses related to the MB Financial, Inc. acquisition for the three and six months ended June 30, 2020, respectively, compared to $109 million and $185 million in the same periods in the prior year. The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 12: Merger-Related Expenses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Compensation and benefits	$2	41	4	75
Technology and communications	4	49	6	60
Net occupancy expense	2	6	4	6
Equipment expense	—	1	—	1
Card and processing expense	—	1	—	1
Marketing expense	—	3	—	6
Other noninterest expense	1	8	2	36
Total	$9	109	16	185

Technology and communications expense decreased $46 million and $36 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc.

Marketing expense decreased $21 million and $26 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus programs.

Compensation and benefits expense decreased $14 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to a decrease in merger-related expenses related to the acquisition of MB Financial, Inc., partially offset by higher deferred compensation expense. Compensation and benefits expense increased $23 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to the addition of personnel costs from the acquisition of MB Financial, Inc. and the impact of raising the Bancorp’s minimum wage in the fourth quarter of 2019, partially offset by a reduction in merger-related expenses. Compensation and benefits expense for the three and six months ended June 30, 2020 included $7 million and $10 million, respectively, of special payments to employees providing essential banking services through the COVID-19 pandemic. Full-time equivalent employees totaled 20,340 at June 30, 2020 compared to 19,758 at June 30, 2019.

The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Loan and lease	$40	34	75	61
Losses and adjustments	17	34	71	55
FDIC insurance and other taxes	24	19	49	38
Data processing	17	18	35	34
Intangible amortization	12	14	25	17
Professional service fees	13	18	23	36
Travel	4	19	19	33
Postal and courier	8	10	18	19
Recruitment and education	5	8	11	18
Supplies	3	4	7	7
Insurance	3	3	7	7
Donations	4	3	7	6
Other, net	58	48	110	115
Total other noninterest expense	$208	232	457	446

Other noninterest expense decreased $24 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in losses and adjustments and travel expense, partially offset by an increase in loan and lease expense. Losses and adjustments decreased $17 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to a decrease in operational losses, driven by a reduction in legal settlements expense. Travel expense decreased $15 million for the three months

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
ended June 30, 2020 compared to the same period in the prior year primarily due to business travel being suspended for the second quarter of 2020 as a direct result of the COVID-19 pandemic. Loan and lease expense increased $6 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in loan closing expenses. Additionally, other noninterest expense included $6 million associated with FHLB advances extinguished during the three months ended June 30, 2020.

Other noninterest expense increased $11 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in losses and adjustments and loan and lease expense, partially offset by a decrease in travel expenses. Losses and adjustments increased $16 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in credit valuation adjustments incurred during the first quarter of 2020 on derivatives associated with customer accommodation contracts, partially offset by a reduction in legal settlements expense. Loan and lease expense increased $14 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in loan closing expenses. Travel expenses decreased $14 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to business travel being suspended for the second quarter of 2020 as a direct result of the COVID-19 pandemic. Additionally, other noninterest expense included $6 million associated with FHLB advances extinguished during the six months ended June 30, 2020.

Applicable Income Taxes
The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 14: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income before income taxes	$244	577	304	1,572
Applicable income tax expense	49	124	61	344
Effective tax rate	19.9%	21.5	20.4	21.9

Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The decreases in the effective tax rates for both the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily related to decreases in actual and forecasted income before income taxes.

For stock-based awards, U.S. GAAP requires the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at June 30, 2020, the Bancorp estimates it may be necessary to recognize $8 million of additional income tax expense over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2021. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 15 summarizes end of period loans and leases, including loans and leases held for sale and Table 16 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2020		December 31, 2019
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$55,730	48%	$50,677	46%
Commercial mortgage loans	11,236	10	10,964	10
Commercial construction loans	5,479	4	5,090	4
Commercial leases	3,061	3	3,363	3
Total commercial loans and leases	75,506	65	70,094	63
Consumer loans:
Residential mortgage loans(b)	17,297	15	17,988	16
Home equity	5,681	5	6,083	6
Indirect secured consumer loans	12,395	11	11,538	10
Credit card	2,211	2	2,532	2
Other consumer loans	2,875	2	2,723	3
Total consumer loans	40,459	35	40,864	37
Total loans and leases	$115,965	100%	$110,958	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$115,053		$109,558
(a)Includes $5.2 billion, as of June 30, 2020, related to the SBA’s Paycheck Protection Program established under the CARES Act on March 27, 2020.
(b)Includes $82 million, as of June 30, 2020, of GNMA loans for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for further information.

Total loans and leases, including loans and leases held for sale, increased $5.0 billion, or 5%, from December 31, 2019. The increase from December 31, 2019 was the result of a $5.4 billion, or 8%, increase in commercial loans and leases partially offset by a $405 million, or 1%, decrease in consumer loans.

Commercial loans and leases increased $5.4 billion from December 31, 2019 due to increases in commercial and industrial loans, commercial construction loans and commercial mortgage loans, partially offset by a decrease in commercial leases. Commercial and industrial loans increased $5.1 billion, or 10%, from December 31, 2019 primarily as a result of Paycheck Protection Program loans originated during the quarter as well as an increase in revolving line of credit utilization. During the second quarter of 2020, revolving line of credit utilization rates began to normalize from the elevated levels during the first quarter of 2020, as commercial borrowers began paying down revolving lines of credit reflecting the stabilizing market conditions and the ability to access other funding sources. Commercial construction loans increased $389 million, or 8% from December 31, 2019 primarily as a result of increased line of credit utilization as well as seasonally low payoffs. Commercial mortgage loans increased $272 million, or 2%, from December 31, 2019 primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Commercial leases decreased $302 million, or 9% from December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Consumer loans decreased $405 million from December 31, 2019 due to decreases in residential mortgage loans, home equity and credit card, partially offset by increases in indirect secured consumer loans and other consumer loans. Residential mortgage loans decreased $691 million, or 4%, from December 31, 2019 primarily due to holding held for sale loans for a shorter period of time and higher runoff due to payoffs exceeding new loan originations. Home equity decreased $402 million, or 7%, from December 31, 2019 as payoffs exceeded new loan originations. Credit card decreased $321 million, or 13%, from December 31, 2019 primarily due to negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as purchase and balance activity per active account. Indirect secured consumer loans increased $857 million, or 7%, from December 31, 2019 primarily as a result of loan production exceeding payoffs. Other consumer loans increased $152 million, or 6%, from December 31, 2019 primarily due to growth in point-of-sale loan originations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Loans and Leases (including average loans and leases held for sale)
	June 30, 2020		June 30, 2019
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$59,106	49%	$52,187	47%
Commercial mortgage loans	11,224	9	10,635	10
Commercial construction loans	5,548	5	5,248	5
Commercial leases	3,056	3	3,811	3
Total commercial loans and leases	78,934	66	71,881	65
Consumer loans:
Residential mortgage loans	17,405	15	17,589	16
Home equity	5,820	5	6,376	6
Indirect secured consumer loans	12,124	10	10,190	9
Credit card	2,248	2	2,408	2
Other consumer loans	2,887	2	2,549	2
Total consumer loans	40,484	34	39,112	35
Total average loans and leases	$119,418	100%	$110,993	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$118,506		$110,095

Average loans and leases, including average loans and leases held for sale, increased $8.4 billion, or 8%, for the three months ended June 30, 2020 compared to the same period in the prior year as a result of a $7.0 billion, or 10%, increase in average commercial loans and leases as well as a $1.4 billion, or 4%, increase in average consumer loans.

Average commercial loans and leases increased $7.0 billion for the three months ended June 30, 2020 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $6.9 billion, or 13%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by the aforementioned increases in Paycheck Protection Program loans and revolving line of credit utilization. Average commercial mortgage loans increased $589 million, or 6%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $300 million, or 6%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of increased line of credit utilization as well as seasonally low payoffs. Average commercial leases decreased $755 million, or 20%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Average consumer loans increased $1.4 billion for the three months ended June 30, 2020 compared to the same period in the prior year due to increases in average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average home equity, average residential mortgage loans and average credit card. Average indirect secured consumer loans increased $1.9 billion, or 19%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to loan production exceeding payoffs. Average other consumer loans increased $338 million, or 13%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to growth in point-of-sale loan originations. Average home equity decreased $556 million, or 9%, for the three months ended June 30, 2020 compared to the same period in the prior year as payoffs exceeded new loan originations. Average residential mortgage loans decreased $184 million, or 1%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by higher runoff due to payoffs exceeding new loan originations. Average credit card decreased $160 million, or 7%, for the three months ended June 30, 2020 compared to the same period in the prior year driven by the negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as purchase and balance activity per active account.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $39.4 billion and $36.9 billion at June 30, 2020 and December 31, 2019, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.7 years at June 30, 2020 compared to 5.1 years at December 31, 2019.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2020, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both June 30, 2020 and December 31, 2019.

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

At June 30, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the three and six months ended June 30, 2020 related to available-for-sale debt and other securities in an unrealized loss position. During both the three and six months ended June 30, 2019, the Bancorp recognized $1 million of OTTI on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities
As of ($ in millions)	June 30, 2020	December 31, 2019
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$74	74
Obligations of states and political subdivisions securities	17	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,907	13,746
Agency commercial mortgage-backed securities	16,279	15,141
Non-agency commercial mortgage-backed securities	3,223	3,242
Asset-backed securities and other debt securities	2,732	2,189
Other securities(a)	548	556
Total available-for-sale debt and other securities	$35,780	34,966
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$14	15
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$16	17
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$94	2
Obligations of states and political subdivisions securities	22	9
Agency residential mortgage-backed securities	42	55
Asset-backed securities and other debt securities	368	231
Total trading debt securities	$526	297
Total equity securities (fair value)	$273	564
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $68, $478 and $2, respectively, at June 30, 2020 and $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $814 million from December 31, 2019 primarily due to increases in agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 20% and 24% of total interest-earning assets at June 30, 2020 and December 31, 2019, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.2 years at June 30, 2020 compared to 6.6 years at December 31, 2019. In addition, at June 30, 2020, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.12% compared to 3.22% at December 31, 2019.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $2.8 billion at June 30, 2020 compared to $1.1 billion at December 31, 2019. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2020 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agency securities:
Average life 1 – 5 years	$74	78	2.6	2.15%
Total	$74	78	2.6	2.15%
Obligations of states and political subdivisions securities:
Average life of 1 year or less	—	—	0.6	5.90
Average life 1 – 5 years	17	17	2.7	1.81
Total	$17	17	2.7	1.82%
Agency residential mortgage-backed securities:
Average life of 1 year or less	12	12	0.5	24.27
Average life 1 – 5 years	7,190	7,650	3.8	3.25
Average life 5 – 10 years	5,003	5,446	6.7	3.09
Average life greater than 10 years	702	801	14.1	3.20
Total	$12,907	13,909	5.5	3.21%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	15	17	0.3	3.20
Average life 1 – 5 years	4,487	4,839	3.0	3.17
Average life 5 – 10 years	8,600	9,486	7.3	3.10
Average life greater than 10 years	3,177	3,549	13.3	3.13
Total	$16,279	17,891	7.3	3.13%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	28	28	0.8	3.40
Average life 1 – 5 years	2,305	2,447	4.0	3.26
Average life 5 – 10 years	890	966	5.8	3.26
Total	$3,223	3,441	4.5	3.26%
Asset-backed securities and other debt securities:
Average life of 1 year or less	209	211	0.7	3.81
Average life 1 – 5 years	1,056	1,055	2.8	3.09
Average life 5 – 10 years	1,151	1,140	6.9	2.04
Average life greater than 10 years	316	309	12.3	1.42
Total	$2,732	2,715	5.4	2.51%
Other securities	548	548
Total available-for-sale debt and other securities	$35,780	38,599	6.2	3.12%
(a)Taxable-equivalent yield adjustments included in the above table are 0.02% for securities with an average life greater than 10 years.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the Federal Reserve. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $28.2 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively. The increase of $26.2 billion from December 31, 2019 was primarily attributable to deposit growth and repayment of commercial customers’ revolving line of credit draws from the first quarter of 2020 as the commercial revolving line utilization at June 30, 2020 was 38%, compared to 47% at March 31, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 74% and 71% of the Bancorp’s average asset funding base at June 30, 2020 and December 31, 2019, respectively.

The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	June 30, 2020		December 31, 2019
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$49,359	31%	$35,968	28%
Interest checking	51,586	33	40,409	33
Savings	16,896	11	14,248	11
Money market	30,881	20	27,277	21
Foreign office	191	—	221	—
Total transaction deposits	148,913	95	118,123	93
Other time	3,913	2	5,237	4
Total core deposits	152,826	97	123,360	97
Certificates $100,000 and over(a)	4,120	3	3,702	3
Total deposits	$156,946	100%	$127,062	100%
(a)Includes $3.1 billion and $2.1 billion of institutional, retail and wholesale certificates $250,000 and over at June 30, 2020 and December 31, 2019, respectively.

Core deposits increased $29.5 billion, or 24%, from December 31, 2019 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $30.8 billion, or 26%, from December 31, 2019 primarily due to increases in demand deposits, interest checking deposits, money market deposits and savings deposits. Demand deposits increased $13.4 billion, or 37%, and interest checking deposits increased $11.2 billion, or 28%, from December 31, 2019 primarily as a result of higher balances per commercial customer account due to increased liquidity levels in the form of excess cash balances driven by the amount of fiscal stimulus during the six months ended June 30, 2020. Money market deposits increased $3.6 billion, or 13%, primarily as a result of higher balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment and promotional product offerings. Savings deposits increased $2.6 billion, or 19%, from December 31, 2019 primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. Other time deposits decreased $1.3 billion, or 25%, from December 31, 2019 primarily due to lower rates on certificates less than $100,000.

Certificates $100,000 and over increased $418 million, or 11%, from December 31, 2019 primarily due to an increase in retail brokered certificates of deposit issued since December 31, 2019.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	June 30, 2020		June 30, 2019
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$45,761	30%	$35,818	29%
Interest checking	49,760	33	36,514	29
Savings	16,354	11	14,418	12
Money market	30,022	20	25,934	21
Foreign office	182	—	163	—
Total transaction deposits	142,079	94	112,847	91
Other time	4,421	3	5,678	4
Total core deposits	146,500	97	118,525	95
Certificates $100,000 and over(a)	4,067	3	5,780	5
Other deposits	31	—	40	—
Total average deposits	$150,598	100%	$124,345	100%
(a)Includes $3.2 billion and $3.5 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended June 30, 2020 and 2019, respectively.

On an average basis, core deposits increased $28.0 billion, or 24%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase of $29.2 billion, or 26%, in average transaction deposits, partially offset by a decrease of $1.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
billion, or 22%, in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average interest checking deposits, average demand deposits, average money market deposits and average savings deposits. Average interest checking deposits increased $13.2 billion, or 36%, and average demand deposits increased $9.9 billion, or 28%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment. Average money market deposits increased $4.1 billion, or 16%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment as well as promotional product offerings. Average savings deposits increased $1.9 billion, or 13%, for the three months ended June 30, 2020 compared to the same period in the prior year primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $1.7 billion, or 30%, from June 30, 2019 primarily due to a decreases in average certificates of deposit and retail brokered certificates of deposit for the three months ended June 30, 2020.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of June 30, 2020 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,080
3-6 months	1,463
6-12 months	1,264
After 12 months	313
Total certificates $100,000 and over	$4,120

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2020 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$7,206
13-24 months	543
25-36 months	117
37-48 months	44
49-60 months	98
After 60 months	25
Total other time deposits and certificates $100,000 and over	$8,033

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 16% and 17% for the three months ended June 30, 2020 and 2019, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	June 30, 2020	December 31, 2019
Federal funds purchased	$262	260
Other short-term borrowings	1,285	1,011
Long-term debt	16,327	14,970
Total borrowings	$17,874	16,241

Total borrowings increased $1.6 billion, or 10%, from December 31, 2019 primarily due to increases in long-term debt and other short-term borrowings. Long-term debt increased $1.4 billion from December 31, 2019 primarily driven by the issuance of $1.25 billion of unsecured senior fixed-rate bank notes, $1.25 billion of unsecured senior fixed-rate notes and $225 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the six months ended June 30, 2020. These increases were partially offset by the maturity of $1.1 billion of unsecured senior fixed-rate notes and $304 million of paydowns on long-term debt associated with automobile loan securitizations during the six months ended June 30, 2020. Other short-term borrowings increased $274 million from December 31, 2019

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
primarily as a result of increases in securities sold under repurchase agreements driven by an increase in commercial customer activity and in interest-bearing obligations associated with collateral held for certain derivatives. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	June 30, 2020	June 30, 2019
Federal funds purchased	$309	1,151
Other short-term borrowings	2,377	1,119
Long-term debt	16,955	15,543
Total average borrowings	$19,641	17,813

Total average borrowings increased $1.8 billion, or 10%, for the three months ended June 30, 2020 compared to the same period in the prior year due to increases in average long-term debt and average other short-term borrowings, partially offset by a decrease in average federal funds purchased. Average long-term debt increased $1.4 billion for the three months ended June 30, 2020 compared to the same period in the prior year driven by the issuance of $1.25 billion of unsecured senior fixed-rate bank notes and $1.25 billion of unsecured senior fixed-rate notes during the six months ended June 30, 2020 and the issuance of $750 million of unsecured senior fixed-rate notes in the fourth quarter of 2019. These increases were partially offset by the maturities of $1.0 billion in unsecured senior bank notes and $678 million of paydowns on long-term debt associated with automobile loan securitizations since June 30, 2019. Average other short-term borrowings increased $1.3 billion for the three months ended June 30, 2020 compared to the same period in the prior year, primarily driven by an increase in FHLB advances. Average federal funds purchased decreased $842 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to greater utilization of other short-term borrowings sources, such as the aforementioned increase in FHLB advances. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Both the reduced charge on assets and credit on deposits were partially offset by wider liquidity premiums applied during the second quarter of 2020. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the six months ended June 30, 2020.

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

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Commercial Banking	$12	395	237	687
Branch Banking	138	237	258	455
Consumer Lending	48	20	107	28
Wealth and Asset Management	40	24	64	49
General Corporate and Other	(43)	(223)	(423)	9
Net income	$195	453	243	1,228

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income (FTE)(a)	$573	634	1,085	1,147
Provision for credit losses	457	25	502	46
Noninterest income:
Commercial banking revenue	136	105	260	207
Service charges on deposits	79	82	162	149
Leasing business revenue	57	76	131	108
Other noninterest income	22	38	27	63
Noninterest expense:
Compensation and benefits	129	119	278	227
Leasing business expense	33	38	68	57
Other noninterest expense	243	263	538	492
Income before income taxes (FTE)	5	490	279	852
Applicable income tax expense (benefit)(a)(b)	(7)	95	42	165
Net income	$12	395	237	687
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$71,894	68,486	69,788	63,599
Demand deposits	22,939	17,555	20,032	15,991
Interest checking deposits	28,742	18,064	24,595	17,144
Savings and money market deposits	6,955	4,986	5,958	4,315
Other time deposits and certificates $100,000 and over	159	412	182	348
Foreign office deposits	181	163	195	185
(a)Includes FTE adjustments of $3 and $5 for the three months ended June 30, 2020 and 2019, respectively, and $7 and $9 for the six months ended June 30, 2020 and 2019, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $12 million for the three months ended June 30, 2020 compared to $395 million for the same period in the prior year. The decrease was primarily driven by an increase in provision for credit losses as well as decreases in net interest income on an FTE basis and noninterest income partially offset by a decrease in noninterest expense. Net income was $237 million for the six months ended June 30, 2020 compared to $687 million for the same period in the prior year. The decrease was primarily driven by increases in provision for credit losses and noninterest expense as well as a decrease in net interest income on an FTE basis partially offset by an increase in noninterest income.

Net interest income on an FTE basis decreased $61 million and $62 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on average commercial loans and leases as well as decreases in FTP credit rates on demand deposits, interest checking deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on average interest checking deposits and average savings and money market deposits.

Provision for credit losses increased $432 million and $456 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by an increase in commercial criticized asset levels as well as increases in net charge-offs on commercial and industrial loans and commercial leases. Net charge-offs as a percent of average portfolio loans and leases increased to 41 bps and 35 bps for the three and six months ended June 30, 2020, respectively compared to 11 bps and 10 bps for the same periods in the prior year, respectively.

Noninterest income decreased $7 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in leasing business revenue and other noninterest income partially offset by an increase in commercial banking revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Leasing business revenue decreased $19 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in leasing business solutions revenue and operating lease income. Other noninterest income decreased $16 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in private equity investment income and card and processing revenue. Commercial banking revenue increased $31 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in institutional sales and bridge fees partially offset by decreases in loan syndication fees. Noninterest income increased $53 million for the six months ended June 30, 2020 compared to the same period in the prior year driven by increases in commercial banking revenue, leasing business revenue and service charges on deposits partially offset by a decrease in other noninterest income. Commercial banking revenue increased $53 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in institutional sales, bridge fees and contract revenue from commercial customer derivatives partially offset by a decrease in loan syndication fees. Leasing business revenue increased $23 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by increases in operating lease income and lease syndication fees partially offset by a decrease in leasing business solutions revenue. Service charges on deposits increased $13 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in commercial deposit fees primarily due to lower earnings credit rates. Other noninterest income decreased $36 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in private equity investment income and card and processing revenue.

Noninterest expense decreased $15 million for the three months ended June 30, 2020 compared to the same period in the prior year driven by a decrease in other noninterest expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $20 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in corporate overhead allocations and losses and adjustments partially offset by increases in FDIC insurance and other taxes. Compensation and benefits increased $10 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in base compensation and incentive compensation. Noninterest expense increased $108 million for the six months ended June 30, 2020 compared to the same period in the prior year driven by increases in compensation and benefits, other noninterest expense and leasing business expense. Compensation and benefits increased $51 million for the six months ended June 30, 2020 compared to the same period in the prior year due to an increase in personnel costs primarily as a result of the MB Financial, Inc. acquisition at the end of the first quarter of 2019. Other noninterest expense increased $46 million for the six months ended June 30, 2020, compared to the same period in the prior year primarily due to increases in losses and adjustments, corporate overhead allocations, intangible amortization expense and FDIC insurance and other taxes. Leasing business expense increased $11 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in operating lease expense driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019.

Average commercial loans and leases increased $3.4 billion and $6.2 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial mortgage loans partially offset by decreases in average commercial leases. Average commercial and industrial loans increased $3.2 billion and $4.4 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in Paycheck Protection Program loans and revolving line of credit utilization. Average commercial mortgage loans increased $622 million and $2.1 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of increases in loan originations and permanent financing from the Bancorp's commercial construction loan portfolio. Average commercial leases decreased $753 million and $551 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship based lease originations.

Average core deposits increased $18.0 billion and $13.1 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits, average demand deposits and average savings and money market deposits. Average interest checking deposits increased $10.7 billion and $7.5 billion, respectively, average demand deposits increased $5.4 billion and $4.0 billion, respectively, and average savings and money market deposits increased $2.0 billion and $1.6 billion, respectively, for the three and six months ended June 30, 2020 compared to the same periods in the prior year. These increases were primarily as a result of higher average balances per commercial customer account due to increased liquidity levels in the current economic environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,122 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$513	620	1,017	1,204
Provision for credit losses	52	55	114	107
Noninterest income:
Card and processing revenue	68	73	133	137
Service charges on deposits	42	63	107	127
Wealth and asset management revenue	39	40	84	76
Other noninterest income	18	26	40	46
Noninterest expense:
Compensation and benefits	161	152	330	295
Net occupancy and equipment expense	54	55	108	110
Card and processing expense	28	32	58	61
Other noninterest expense	211	228	444	441
Income before income taxes	174	300	327	576
Applicable income tax expense	36	63	69	121
Net income	$138	237	258	455
Average Balance Sheet Data
Consumer loans	$12,964	13,203	13,124	13,203
Commercial loans	2,288	2,186	2,292	2,107
Demand deposits	19,840	16,322	18,108	15,447
Interest checking deposits	12,323	10,863	11,914	10,401
Savings and money market deposits	36,687	33,694	35,584	32,318
Other time deposits and certificates $100,000 and over	5,759	7,985	6,276	7,211
Net income was $138 million for the three months ended June 30, 2020 compared to net income of $237 million for the same period in the prior year. The decrease was primarily driven by decreases in net interest income and noninterest income partially offset by a decrease in noninterest expense. Net income was $258 million for the six months ended June 30, 2020 compared to net income of $455 million for the same period in the prior year. The decrease in net income was primarily due to decreases in net interest income and noninterest income as well as increases in noninterest expense and provision for credit losses.

Net interest income decreased $107 million and $187 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to decreases in FTP credit rates on core deposits and FTP credits on certificates $100,000 and over as well as decreases in yields on and average balances of home equity and credit card. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases, decreases in the rates paid on average savings and money market deposits as well as decreases in the rates paid on and average balances of other time deposits and certificates $100,000 and over. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was also partially offset by an increase in average other consumer loans.

Provision for credit losses decreased $3 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in net charge-offs on other consumer loans and home equity partially offset by an increase in commercial criticized asset levels. Provision for credit losses increased $7 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in net charge-offs on credit card and commercial and industrial loans as well as an increase in commercial criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases increased to 143 bps for the six months ended June 30, 2020 compared to 139 bps for the same period in the prior year.

Noninterest income decreased $35 million and $22 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in service charges on deposits, other noninterest income and card and processing revenue. The decrease for the six months ended June 30, 2020 was partially offset by an increase in wealth and asset management revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Service charges on deposits decreased $21 million and $20 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year driven by decreases in both consumer deposit fees and commercial deposit fees. Other noninterest income decreased $8 million and $6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in cardholder fees and banking center income. Card and processing revenue decreased $5 million and $4 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in customer spend volume partially offset by lower reward costs and increases in other ETF income driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019. Wealth and asset management revenue increased $8 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in broker income and private client service fees.

Noninterest expense decreased $13 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by a decrease in other noninterest expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $17 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreases in marketing expense and corporate overhead allocations. Compensation and benefits increased $9 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by an increase in base compensation. Noninterest expense increased $33 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in compensation and benefits driven by higher base compensation as well as increases in employee benefits expense and incentive compensation.

Average consumer loans decreased $239 million and $79 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in average home equity of $441 million and $382 million, respectively, as payoffs exceeded new loan originations. These decreases were partially offset by increases in average other consumer loans of $280 million and $324 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to growth in point-of-sale loan originations. Average commercial loans increased $102 million and $185 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial and industrial loans.

Average core deposits increased $6.7 billion and $6.9 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits partially offset by decreases in other time deposits and certificates $100,000 and over. Average savings and money market deposits increased $3.0 billion and $3.3 billion and average demand deposits increased $3.5 billion and $2.7 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. The increase in average savings and money market deposits was also driven by promotional product offerings. Average interest checking deposits increased $1.5 billion for both the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily as a result of higher balance per customer account, fiscal stimulus as well as decreased consumer spending. Average other time deposits and certificates $100,000 and over decreased $2.2 billion and $935 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to lower offering rates on certificates less than $100,000 as well as decreases in average certificates $100,000 and over and retail brokered certificates of deposits for the three months ended June 30, 2020.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$92	83	181	146
Provision for credit losses	10	7	23	20
Noninterest income:
Mortgage banking net revenue	96	62	213	117
Other noninterest income	2	5	9	12
Noninterest expense:
Compensation and benefits	53	52	104	97
Other noninterest expense	67	66	140	123
Income before income taxes	60	25	136	35
Applicable income tax expense	12	5	29	7
Net income	$48	20	107	28
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$12,823	13,230	13,187	12,566
Home equity	200	243	203	233
Indirect secured consumer loans	11,935	9,949	11,770	9,438

Net income was $48 million for the three months ended June 30, 2020 compared to net income of $20 million for the same period in the prior year. Net income was $107 million for the six months ended June 30, 2020 compared to net income of $28 million for the same period in the prior year. The increases for both periods were primarily driven by increases in noninterest income and net interest income. The increase for the six months ended June 30, 2020 compared to the same period in the prior year was partially offset by an increase in noninterest expense.

Net interest income increased $9 million and $35 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average indirect secured consumer loans partially offset by decreases in FTP credit rates on demand deposits. The increase for the three months ended June 30, 2020 compared to the same period in the prior year was also positively impacted by a decrease in FTP charge rates on loans and leases partially offset by decreases in both yields on and average balances of residential mortgage loans. The increase for the six months ended June 30, 2020 compared to the same period in the prior year was partially offset by an increase in FTP charges on loans and leases driven by higher average balances.

Provision for credit losses increased $3 million for both the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily driven by increases in net charge-offs on residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases were 16 bps and 19 bps for the three and six months ended June 30, 2020, respectively, compared to 12 bps and 19 bps for the three and six months ended June 30, 2019, respectively.

Noninterest income increased $31 million and $93 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in mortgage banking net revenue as a result of increases in origination fees and gains on loan sales partially offset by decreases in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $24 million for the six months ended June 30, 2020 compared to the same period in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $17 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations partially offset by a decrease in losses and adjustments. Compensation and benefits increased $7 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in incentive compensation and base compensation resulting from the increased mortgage origination activity for the six months ended June 30, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average consumer loans increased $1.5 billion for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to an increase in average indirect secured consumer loans partially offset by a decrease in average residential mortgage loans. Average consumer loans increased $2.9 billion for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $2.0 billion and $2.3 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to loan production exceeding payoffs. Average residential mortgage loans decreased $407 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by higher runoff due to payoffs exceeding new loan originations. Average residential mortgage loans increased $621 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by higher loan production and the MB Financial, Inc. acquisition at the end of the first quarter of 2019.

Wealth and Asset Management
Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients including middle market businesses, nonprofits, states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$51	48	88	97
Benefit from credit losses	(1)	—	—	—
Noninterest income:
Wealth and asset management revenue	115	117	244	226
Other noninterest income	6	1	14	7
Noninterest expense:
Compensation and benefits	50	57	112	113
Other noninterest expense	72	78	154	154
Income before income taxes	51	31	80	63
Applicable income tax expense	11	7	16	14
Net income	40	24	64	49
Average Balance Sheet Data
Loans and leases, including held for sale	3,597	3,655	3,589	3,531
Core deposits	11,091	9,490	10,807	9,483
Net income was $40 million for the three months ended June 30, 2020 compared to net income of $24 million for the same period in the prior year. The increase was primarily driven by a decrease in noninterest expense. Net income was $64 million for the six months ended June 30, 2020 compared to net income of $49 million for the same period in the prior year. The increase was primarily driven by an increase in noninterest income partially offset by a decrease in net interest income.

Net interest income increased $3 million and decreased $9 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2020 compared to the same period in the prior year was primarily driven by decreases in the rates paid on average interest checking deposits and decreases in FTP charge rates on loans and leases. These positive impacts were partially offset by decreases in FTP credit rates on interest checking deposits and savings and money market deposits as well as decreases in yields on average loans and leases. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was primarily due to decreases in FTP credit rates on interest checking deposits and savings and money markets deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in the rates paid on average interest checking deposits and decreases in FTP charge rates on loans and leases.

Noninterest income increased $25 million for the six months ended June 30, 2020 compared to the same period in the prior year driven by increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $18 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily as a result of increases in broker

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
income, private client service fees and institutional fees. Other noninterest income increased $7 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to a loss on sale of a business recognized in the second quarter of 2019.

Noninterest expense decreased $13 million for the three months ended June 30, 2020 compared to the same period in the prior year driven by decreases in compensation and benefits and other noninterest expense. Compensation and benefits decreased $7 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in base and incentive compensation. Other noninterest expense decreased $6 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by decreases in corporate overhead allocations and travel expense.

Average loans and leases, including held for sale, decreased $58 million for the three months ended June 30, 2020 compared to the same period in the prior year primarily driven by a decrease in average commercial and industrial loans as payoffs exceeded new loan production partially offset by an increase in average residential mortgage loans primarily as a result of higher loan production. Average loans and leases, including held for sale, increased $58 million for the six months ended June 30, 2020 compared to the same period in the prior year primarily driven by an increase in average residential mortgage loans primarily as a result of higher loan production partially offset by a decline in average commercial and industrial loans as payoffs exceeded new loan production.
Average core deposits increased $1.6 billion and $1.3 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits as a result of higher balances per customer account due to the current economic environment.

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

Net interest income increased $109 million and $323 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The increases were primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt, federal funds purchased and other short-term borrowings. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases.

Provision for credit losses decreased $31 million and increased $484 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2020 compared to the same period in the prior year was primarily driven by an increase in the allocation of provision expense to the business segments due to an increase in commercial criticized asset levels. The increase for the six months ended June 30, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and continued pressure on energy prices. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020. The increase was partially offset by an increase in the allocation of provision expense to the business segments driven by an increase in commercial criticized asset levels.

Noninterest income decreased $3 million and $583 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2020 compared to the same period in the prior year was primarily driven by an increase in net losses on disposition and impairment of bank premises and equipment as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares. These negative impacts were partially offset by the recognition of securities gains of $21 million for the three months ended June 30, 2020 compared to securities gains of $8 million for the three months ended June 30, 2019. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was primarily due to the recognition of a $562 million gain related to the sale of Worldpay, Inc. shares during the six months ended June 30, 2019. The decrease also included securities losses of $3 million for the six months ended June 30, 2020 compared to securities gains of $25 million for the six months ended June 30, 2019. These negative impacts were partially offset by a decrease in net losses on disposition and impairment of bank premises and equipment for the six months ended June 30, 2020 compared to the same periods in the prior year.

Noninterest expense decreased $84 million and $178 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decrease for both the three and six months ended June 30, 2020 compared to the same periods in the prior year was primarily driven by decreases in compensation and benefits, technology and communications expense, marketing expense and travel expense partially offset by increases in FDIC insurance and other taxes. The decrease for the six months ended June 30, 2020 compared to the same period in the prior year was also driven by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RISK MANAGEMENT – OVERVIEW
Effective risk management is critical to the Bancorp’s ongoing success and ensures that the Bancorp operates in a safe and sound manner, complies with applicable laws and regulations and safeguards the Bancorp’s brand and reputation. Risks are inherent in the Bancorp’s business, and the Bancorp is responsible for managing these risks effectively to deliver through-the-cycle value and performance for the Bancorp’s shareholders, customers, employees and communities.

Fifth Third’s Risk Management Framework, which is approved annually by the ERMC, RCC and the Board of Directors, includes the following key elements:
•The Bancorp ensures transparency and escalation of risk through defined risk policies and a governance structure that includes the Risk and Compliance Committee of the Board of Directors, the Enterprise Risk Management Committee and other management-level risk committees and councils.
•The Bancorp establishes a risk appetite in alignment with its strategic, financial, and capital plans. The Bancorp’s risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking and drive balanced decision making. The Bancorp’s goal is to ensure that aggregate residual risks do not exceed the Bancorp’s risk appetite, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. The Board and executive management define the risk appetite, which is considered in the development of business strategies and forms the basis for risk management.
•The core principles that define the Bancorp’s risk appetite are as follows:
◦To act with integrity in all activities.
◦To understand the risks taken, and ensure that they are in alignment with the Bancorp’s business strategies and risk appetite.
◦To avoid risks that cannot be understood, managed or monitored.
◦To provide transparency of risk to the Bancorp’s management and Board by escalating risks and issues as necessary.
◦To ensure Fifth Third’s products and services are aligned to the Bancorp’s core customer base and are designed, delivered and maintained to provide value and benefit to the Bancorp’s customers and to Fifth Third.
◦Not to offer products or services that are not appropriate or suitable for the Bancorp’s customers.
◦Focus on providing operational excellence by providing reliable, accurate, and efficient services to meet the Bancorp’s customers’ needs.
◦To maintain a strong financial position to ensure the Bancorp meets its strategic objectives through all economic cycles and is able to access the capital markets at all times, even under stressed conditions.
◦To protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.
◦To conduct the Bancorp’s business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.
•Fifth Third’s core values and culture provide the foundation for sound risk management practices by establishing expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees across the first, second and third lines of defense and is a foundational element of Fifth Third’s culture.
•The Bancorp manages eight defined risk types to a prescribed tolerance. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputational risk and strategic risk.
•Fifth Third’s Risk Management Process provides a consistent and integrated approach for managing risks. The five components of the Risk Management Process are: identify, assess, manage, monitor and report. The Bancorp has also established processes and programs to manage and report concentration risks; to ensure robust talent, compensation and performance management; and to aggregate risks across the enterprise.

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
•The first line of defense is comprised of front line units that create risk and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, controlling and mitigating the risks associated with their activities consistent with established risk appetite and limits. The first line of defense also includes business units that provide information technology, operations, servicing, processing or other support.
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance, and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, measuring, monitoring and controlling aggregate and emerging risks enterprise-wide.
•The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designed and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and record any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of June 30, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,504	2,514	3,254
Commercial mortgage loans	517	541	527
Commercial construction loans	62	62	67
Commercial leases	74	74	74
Total potential problem portfolio loans and leases	$3,157	3,191	3,922

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2019 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,100	1,120	1,488
Commercial mortgage loans	342	390	342
Commercial construction loans	75	82	84
Commercial leases	61	61	61
Total potential problem portfolio loans and leases	$1,578	1,653	1,975
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

The Bancorp has also developed models to estimate expected credit losses as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” on January 1, 2020. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information about the Bancorp’s processes for developing these models,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

Overview
The U.S. economy continues to recover from the lockdowns imposed by governments in early spring as elected officials manage the delicate balancing act of reopening the economy while protecting people against a new wave of COVID-19 infections. Unprecedented fiscal and monetary policies have supported the economy and the dramatic recovery in financial markets. During the second quarter of 2020, the fiscal deficit was $2 trillion, and the Federal Reserve balance sheet expanded approximately $1.8 trillion. This stimulus has assisted in stabilizing capital markets, driving credit spreads to near pre-crisis levels and allowing companies to regain access to capital markets. The FRB and U.S. Treasury have continued to pledge support to minimize economic damage caused by the pandemic. The FRB has held interest rates near zero and provided guidance that they intend to avoid using negative interest rates as a monetary tool, despite federal funds’ futures briefly trading negative during the quarter. Corporate bankruptcy filings increased during the quarter, and it remains unknown whether the rates of such filings will increase after aid from government programs expire.

As the economic toll from the pandemic continues to mount, the ability of fiscal and monetary policies to provide a bridge to recovery may be challenged absent a COVID-19 vaccine. Thus far, reopening the economy has led to an increase in new infections and hospitalizations, which has led some states to reverse course on reopening plans. If states have to implement new measures to control the spread of COVID-19, the recovery could be at risk. Temporary layoffs in the job market could become permanent and lead to a tightening in credit conditions across all markets. Individuals and companies may struggle to service their debts once government assistance programs expire. As the risk of higher credit losses increases, monetary and fiscal authorities may need to enact further measures to offset the economic disruption caused by the COVID-19 pandemic until a vaccine is developed and consumer behaviors return to normal.

COVID-19 Hardship Relief Programs
Fifth Third is working closely with borrowers that are experiencing financial hardship due to the COVID-19 pandemic. The Bancorp announced on March 18, 2020 that certain programs were being offered for customers requesting assistance. The programs that were offered are described in detail below and were adjusted from the original press release to further assist customers.
•Vehicle and Personal Loan/Line of Credit Deferral Program: payment deferral for up to 90 days and no late fees during the deferral period;
•Consumer Credit Card Payment Waiver: waiver of the monthly payment requirement for up to 90 days with no late fees;
•Mortgage: Up to 180-day payment forbearance with no late fees, and the potential for an additional 180-day payment forbearance;
•Home Equity Loan/Line of Credit Deferral Program: Payment deferral for up to 180 days and no late fees during the deferral period;
•Small Business Payment Deferral Program: payment deferral program for up to 90 days, no late fees and a range of loan modification options. The Bancorp is waiving fees on Fifth Third Fast Capital loans for 6 months;
•Fee Waiver Program: waiving fees for up to 90 days for a range of consumer and small business deposit products and services;
•The Bancorp suspended initiating any new repossession actions on vehicles for 90 days effective March 18, 2020;
•The Bancorp suspended all foreclosure activity on homes for 90 days effective March 18, 2020

As of June 30, 2020, the Bancorp has generally discontinued offering 90-day payment deferrals for the non-real estate secured portfolios, transitioning to more traditional short-term and long-term hardship programs that require borrowers to resume making payments. The residential mortgage portfolio will continue to follow specific GSE guidance as it relates to COVID-19 relief programs.

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

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for a summary of loans and leases that received payment deferrals or forbearances as of June 30, 2020 under Fifth Third’s hardship relief programs offered in response to the COVID-19 pandemic.

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

During the second quarter of 2020, certain industries experienced increased stress due to the COVID-19 pandemic. The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of June 30, 2020:

TABLE 32: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$4,736	7,403	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,469	3,276	Retail trade
Healthcare	874	1,685	Healthcare
Leisure travel	529	594	Transportation and warehousing
Total commercial and industrial loans	7,608	12,958
Commercial real estate loans:
Leisure and recreation(c)	2,088	2,507	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,569	1,569	Real estate
Healthcare	1,655	2,087	Healthcare
Total commercial real estate loans	5,312	6,163
Total	$12,920	19,121
(a)Excludes PPP loans.
(b)As defined by the North American Industry Classification System.
(c)Balances include exposures to casinos, restaurants, sports, fitness, hotels and other.

Additionally, the Bancorp’s energy loan portfolio of $3.2 billion for oil and gas production and related industries was also impacted by significant declines in oil and gas prices during the six months ended June 30, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 33: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2020			December 31, 2019
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$12,582	22,293	106	11,996	22,079	87
Real estate	11,842	17,498	80	11,320	16,993	9
Financial services and insurance	6,935	15,340	—	7,214	15,398	—
Business services	5,797	9,198	68	5,170	8,579	75
Healthcare	5,742	8,517	34	4,984	7,206	38
Accommodation and food	4,649	6,702	27	3,745	6,525	21
Wholesale trade	4,583	8,220	37	4,502	7,715	17
Retail trade	4,116	8,722	6	3,948	8,255	39
Communication and information	3,436	5,760	12	3,166	5,567	2
Transportation and warehousing	3,238	4,830	7	2,880	4,996	12
Mining	3,034	4,531	77	3,046	4,966	37
Construction	2,808	5,765	5	2,526	5,327	4
Entertainment and recreation	2,554	3,527	9	1,905	3,327	40
Other services	1,488	1,929	5	1,224	1,662	4
Utilities	1,067	3,036	—	991	2,672	—
Public administration	1,004	1,485	2	782	1,107	—
Agribusiness	325	564	10	344	554	9
Other	163	164	2	151	153	3
Individuals	71	125	—	64	128	—
Total	$75,434	128,206	487	69,958	123,209	397
By Size:
Less than $1 million	7%	5	11	4	3	10
$1 million to $5 million	9	8	21	9	7	22
$5 million to $10 million	7	6	7	7	6	11
$10 million to $25 million	18	16	33	20	17	27
$25 million to $50 million	22	22	16	24	24	30
Greater than $50 million	37	43	12	36	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	14%	13	16	15	12	18
Ohio	11	13	7	10	11	6
Florida	8	7	4	7	7	6
Michigan	6	6	8	6	6	7
Indiana	4	4	1	4	4	2
Georgia	3	4	9	3	4	11
Tennessee	3	3	1	3	3	1
North Carolina	3	2	1	3	3	10
Kentucky	2	2	8	2	2	9
Other	46	46	45	47	48	30
Total	100%	100	100	100	100	100

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

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$92	375	3,411
Commercial mortgage nonowner-occupied loans	54	85	5,071
Total	$146	460	8,482
TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	393	3,199
Commercial mortgage nonowner-occupied loans	58	107	4,562
Total	$184	500	7,761

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2020 ($ in millions)					For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$3,073	3,680	10	5	1	1
Ohio	1,357	1,823	—	5	—	—
Florida	1,026	1,620	—	—	—	—
North Carolina	808	1,116	—	2	—	—
Michigan	805	961	—	1	—	—
Indiana	559	1,040	—	—	—	—
All other states	3,580	5,722	—	59	—	1
Total	$11,208	15,962	10	72	1	2
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2019 ($ in millions)					For the three months ended June 30, 2019	For the six months ended June 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Recoveries	Net Recoveries
By State:
Illinois	$3,561	4,348	5	—	—	—
Ohio	1,546	1,962	—	—	—	(1)
Florida	1,000	1,580	—	—	—	—
North Carolina	655	931	—	—	—	—
Michigan	702	806	—	1	—	—
Indiana	546	885	1	—	—	—
All other states	3,066	5,222	—	1	—	—
Total	$11,076	15,734	6	2	—	(1)
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $566 million of ARM loans will have rate resets during the next twelve months. Of these resets, 6% are expected to experience an increase in rate, with an average increase of approximately 0.29%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 32% and weighted average origination LTV of 71%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 94% of the portfolio as of June 30, 2020 and had a weighted-average origination LTV of 73% and a weighted-average origination FICO of 759.

In response to the COVID-19 pandemic, the Bancorp has provided forbearances for up to 180 days for customers who are experiencing a hardship related to COVID-19. Additionally, the Bancorp has introduced revised credit underwriting guidelines for new originations, raising the minimum FICO score at origination to 680 and lowering the maximum allowable LTV to 80%. For further information on reporting of past due loans, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,658	65.9%	12,100	66.3%
LTV > 80%, with mortgage insurance(a)	2,512	95.3	2,373	95.2
LTV > 80%, no mortgage insurance	2,287	92.2	2,251	93.1
Total	$16,457	74.4%	16,724	74.3%
(a)Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2020 ($ in millions)				For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$493	3	4	—	—
Illinois	460	2	3	—	—
Florida	325	1	2	—	—
Michigan	210	2	1	—	—
Indiana	177	1	1	—	—
North Carolina	149	2	—	—	—
Kentucky	100	1	1	—	—
All other states	373	3	4	—	—
Total	$2,287	15	16	—	—

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2019 ($ in millions)				For the three months ended June 30, 2019	For the six months ended June 30, 2019
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$428	3	2	—	—
Illinois	454	2	1	—	—
Florida	280	1	1	—	—
Michigan	207	1	1	—	—
Indiana	152	1	1	—	—
North Carolina	104	—	—	—	—
Kentucky	89	1	—	—	—
All other states	339	3	2	—	—
Total	$2,053	12	8	—	—

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 42 and Table 43. Of the total $5.7 billion of outstanding home equity loans:
● 91% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2020;
● 38% are in senior lien positions and 62% are in junior lien positions at June 30, 2020;
● 78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2020; and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
● The portfolio had a weighted average refreshed FICO score of 746 at June 30, 2020.

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

The Bancorp has also introduced revised credit underwriting guidelines on new home equity originations in response to the COVID-19 pandemic, raising the minimum FICO score at origination to 720, lowering the maximum LTV to 80% and instituting more stringent verification of employment requirements. Additionally, applicants must have a Fifth Third deposit relationship to be considered for approval.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$205	4%	$219	4%
FICO 660-719	308	5	330	5
FICO ≥ 720	1,646	29	1,732	28
Total senior liens	2,159	38	2,281	37
Junior Liens:
FICO ≤ 659	403	7	446	7
FICO 660-719	656	12	716	12
FICO ≥ 720	2,463	43	2,640	44
Total junior liens	3,522	62	3,802	63
Total	$5,681	100%	$6,083	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,849	53.7%	$1,964	53.8%
LTV > 80%	310	89.0	317	88.8
Total senior liens	2,159	59.1	2,281	58.9
Junior Liens:
LTV ≤ 80%	2,057	66.6	2,213	66.8
LTV > 80%	1,465	89.5	1,589	89.7
Total junior liens	3,522	77.1	3,802	77.4
Total	$5,681	70.0%	$6,083	70.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 43: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2020 ($ in millions)					For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$1,097	2,448	—	10	—	1
Michigan	210	380	—	5	—	—
Illinois	153	263	—	5	—	—
Indiana	93	180	—	4	—	—
Kentucky	83	177	—	2	—	—
Florida	46	73	—	2	—	—
All other states	93	147	—	4	—	—
Total	$1,775	3,668	—	32	—	1

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2019 ($ in millions)					For the three months ended June 30, 2019	For the six months ended June 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$1,116	2,311	—	9	1	2
Michigan	269	457	—	4	—	—
Illinois	183	302	—	4	1	1
Indiana	119	213	—	3	—	1
Kentucky	106	207	—	2	—	—
Florida	55	83	—	2	—	—
All other states	114	177	—	3	—	—
Total	$1,962	3,750	—	27	2	4

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $11.4 billion of automobile loans and $952 million of indirect motorcycle, powersport, recreational vehicle and marine loans as of June 30, 2020. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the six months ended June 30, 2020. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$498	4%	$508	4%
FICO 660-719	3,595	29	3,449	30
FICO ≥ 720	8,302	67	7,581	66
Total	$12,395	100%	$11,538	100%

As of June 30, 2020, 95% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

In response to the COVID-19 pandemic, the indirect automobile originations credit underwriting guidelines have been revised. Revisions include lowering maximum advance rates to 110%, raising the minimum FICO score at origination to 650, raising internal score cutoffs and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
tightening capacity to repay standards. Revised credit underwriting guidelines have also been implemented in the marine, recreational vehicle and powersport channels, raising the minimum FICO score at origination and reducing maximum allowable advance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$7,985	80.0%	$7,420	81.3%
LTV > 100%	4,410	111.9	4,118	113.4
Total	$12,395	91.7%	$11,538	93.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Six Months Ended
June 30, 2020	$4,410	7	7	6	15
June 30, 2019	3,604	6	2	6	15

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% and 97% of balances existing within the Bancorp’s footprint as of June 30, 2020 and December 31, 2019, respectively. At both June 30, 2020 and December 31, 2019, 67% of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Card origination strategies have also been revised in response to the COVID-19 pandemic. The minimum FICO score at origination was raised to 720 with a qualifying Fifth Third deposit relationship requirement. New customer prospect marketing has also been halted.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 48: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$98	4%	$107	4%
FICO 660-719	752	34	834	33
FICO ≥ 720	1,361	62	1,591	63
Total	$2,211	100%	$2,532	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. The Bancorp had $263 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of June 30, 2020. The Bancorp closely monitors the credit performance of point-of-sale loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

Minimum FICO scores at origination for unsecured loans originated through Fifth Third and third parties have been raised to 720 in response to the COVID-19 pandemic. Additionally, for Fifth Third originated unsecured loans, a qualifying Fifth Third deposit relationship is now required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 49: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$754	26%	$783	29%
Other secured	675	24	530	19
Point-of-sale	1,446	50	1,410	52
Total	$2,875	100%	$2,723	100%

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

Nonperforming assets were $749 million at June 30, 2020 compared to $687 million at December 31, 2019. At June 30, 2020, $2 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2019.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.65% as of June 30, 2020 compared to 0.62% as of December 31, 2019. Nonaccrual loans and leases secured by real estate were 42% of nonaccrual loans and leases as of June 30, 2020 compared to 35% as of December 31, 2019.

Portfolio commercial nonaccrual loans and leases were $487 million at June 30, 2020, an increase of $90 million from December 31, 2019. Portfolio consumer nonaccrual loans were $213 million at June 30, 2020, a decrease of $8 million from December 31, 2019. Refer to Table 51 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $47 million and $62 million at June 30, 2020 and December 31, 2019, respectively. The Bancorp recognized $1 million in losses on the transfer, sale or write-down of OREO properties for both the three months ended June 30, 2020 and 2019 and $6 million and $3 million in losses on the transfer, sale or write-down of OREO properties for the six months ended June 30, 2020 and 2019, respectively.

For both the three and six months ended June 30, 2020 and 2019, approximately $9 million and $17 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2020	December 31, 2019
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$94	118
Commercial mortgage loans	89	21
Commercial construction loans	—	1
Commercial leases	22	26
Residential mortgage loans(a)	14	12
Home equity	52	55
Indirect secured consumer loans	5	1
Other consumer loans	2	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	258	220
Commercial mortgage loans	22	9
Commercial construction loans	1	—
Commercial leases	1	2
Residential mortgage loans(a)	65	79
Home equity	41	39
Indirect secured consumer loans	8	6
Credit card	26	27
Total nonaccrual portfolio loans and leases(b)	700	618
OREO and other repossessed property	47	62
Total nonperforming portfolio loans and leases and OREO	747	680
Nonaccrual loans held for sale	1	—
Nonaccrual restructured loans held for sale	1	7
Total nonperforming assets	$749	687
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$10	11
Commercial mortgage loans	23	15
Residential mortgage loans(a)	54	50
Home equity	—	1
Indirect secured consumer loans	12	10
Credit card	36	42
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$136	130
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.65%	0.62
ALLL as a percent of nonperforming portfolio assets	361	177
ACL as a percent of nonperforming portfolio assets	385	198
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $223 as of June 30, 2020 and $261 as of December 31, 2019. The Bancorp recognized losses of $1 and an immaterial amount for the three months ended June 30, 2020 and 2019, respectively, and $2 and an immaterial amount for the six months ended June 30, 2020 and 2019, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $23 and $16 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2020 and December 31, 2019, respectively, of which $14 and $11 were restructured nonaccrual government insured commercial loans at June 30, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	349	73	82	504
Transfers to accrual status	(31)	(72)	(45)	(148)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(81)	(6)	(19)	(106)
Transfers to OREO	—	(7)	—	(7)
Charge-offs	(142)	—	(15)	(157)
Draws/other extensions of credit	5	—	1	6
Balance, end of period	$487	79	134	700

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	259	22	80	361
Acquired nonaccrual loans	8	—	—	8
Transfers to accrual status	—	(13)	(35)	(48)
Loan paydowns/payoffs	(61)	(4)	(15)	(80)
Transfers to OREO	(4)	(3)	(2)	(9)
Charge-offs	(53)	(1)	(18)	(72)
Draws/other extensions of credit	13	—	—	13
Balance, end of period	$390	23	108	521

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including certain residential mortgage loans, home equity loans and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future. These loans are returned to accrual status provided there is a sustained payment history of twelve months after bankruptcy and collectability is reasonably assured for all remaining contractual payments. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month payment history is sustained. For further information on TDRs, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Consumer restructured loans on accrual status totaled $963 million and $965 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 19% and 28%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 53: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of June 30, 2020 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$111	—	8	282	401
Residential mortgage loans(b)	590	39	115	65	809
Home equity	189	5	—	41	235
Indirect secured consumer loans	5	—	—	8	13
Credit card	17	3	—	26	46
Total	$912	47	123	422	1,504
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2020, these advances represented $360 of current loans, $34 of 30-89 days past due loans and $95 of 90 days or more past due loans.

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of December 31, 2019 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$23	—	—	231	254
Residential mortgage loans(b)	552	49	134	79	814
Home equity	199	8	—	39	246
Indirect secured consumer loans	6	—	—	6	12
Credit card	14	3	—	27	44
Total	$794	60	134	382	1,370
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2019, these advances represented $321 of current loans, $40 of 30-89 days past due loans and $109 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs
Net charge-offs were 44 bps and 29 bps of average portfolio loans and leases for the three months ended June 30, 2020 and 2019, respectively, and were 44 bps and 30 bps of average portfolio loans and leases for the six months ended June 30, 2020 and 2019, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 40 bps and 36 bps during the three and six months ended June 30, 2020 compared to 13 bps and 12 bps during the three and six months ended June 30, 2019. The increases for both the three and six months ended June 30, 2020 were primarily due to increases in net charge-offs on commercial and industrial loans of $45 million and $77 million, respectively, compared to the same periods in the prior year.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 52 bps and 59 bps during the three and six months ended June 30, 2020 compared to 59 bps and 63 bps during the three and six months ended June 30, 2019. The decreases for both the three and six months ended June 30, 2020 included the impact of government stimulus programs and the Bancorp's hardship programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 55: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Losses charged-off:
Commercial and industrial loans	$(68)	(30)	(122)	(50)
Commercial mortgage loans	(2)	—	(4)	—
Commercial leases	(11)	(3)	(16)	(3)
Residential mortgage loans	(2)	(1)	(4)	(3)
Home equity	(3)	(6)	(8)	(11)
Indirect secured consumer loans	(15)	(15)	(37)	(35)
Credit card	(40)	(40)	(82)	(78)
Other consumer loans(a)	(22)	(24)	(49)	(48)
Total losses charged-off	$(163)	(119)	(322)	(228)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$3	10	7	12
Commercial mortgage loans	—	—	—	1
Commercial leases	—	—	—	—
Residential mortgage loans	1	2	2	3
Home equity	2	3	4	5
Indirect secured consumer loans	8	8	17	15
Credit card	6	5	11	10
Other consumer loans(a)	13	13	29	26
Total recoveries of losses previously charged-off	$33	41	70	72
Net losses charged-off:
Commercial and industrial loans	$(65)	(20)	(115)	(38)
Commercial mortgage loans	(2)	—	(4)	1
Commercial leases	(11)	(3)	(16)	(3)
Residential mortgage loans	(1)	1	(2)	—
Home equity	(1)	(3)	(4)	(6)
Indirect secured consumer loans	(7)	(7)	(20)	(20)
Credit card	(34)	(35)	(71)	(68)
Other consumer loans	(9)	(11)	(20)	(22)
Total net losses charged-off	$(130)	(78)	(252)	(156)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.45%	0.15	0.42	0.16
Commercial mortgage loans	0.07	—	0.07	(0.02)
Commercial leases	1.47	0.32	1.02	0.17
Total commercial loans and leases	0.40%	0.13	0.36	0.12
Residential mortgage loans	0.02	(0.02)	0.02	—
Home equity	0.07	0.18	0.12	0.19
Indirect secured consumer loans	0.24	0.30	0.33	0.45
Credit card	6.17	5.75	6.01	5.68
Other consumer loans	1.17	1.84	1.51	1.80
Total consumer loans	0.52%	0.59	0.59	0.63
Total net losses charged-off as a percent of average portfolio loans and leases	0.44%	0.29	0.44	0.30
(a)For the three and six months ended June 30, 2020, the Bancorp recorded $9 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2019, the Bancorp recorded $11 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As further described in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Bancorp adopted ASU 2016-13 on January 1, 2020 which established a new approach for estimating credit losses on certain types of financial instruments. After adoption of this amended guidance, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

June 30, 2020 ACL
The ACL as of June 30, 2020 was impacted by several factors, including continued weakness in the economic outlook and lower oil prices. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative overlays. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in May 2020 that included estimates of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
expected impacts of the deterioration in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 80%, with a more favorable scenario (Upside) assigned a probability weighting of 10% and a less favorable scenario (Downside) assigned a probability of 10%. The Baseline scenario did not assume a second wave of COVID-19 cases, and therefore shows a slow, “U-shaped” recovery. In this scenario, GDP growth is expected to be slow due to the fading impact of the fiscal stimulus and the secondary effects of the recession. Additionally, this scenario assumes U.S. unemployment remains above 8% through the second half of 2020 with full recovery not occurring until 2024. The Upside scenario assumed increased consumer and business confidence due to earlier than expected resolution of the COVID-19 crisis, with GDP growth averaging 4.2% in 2021, and unemployment steadily declining back to a full-employment rate by mid-2023. The Downside scenario represents a “W-shaped” recession as a consequence of increasing cases of COVID-19 as businesses reopen, resulting in negative impacts to GDP and unemployment, among other macroeconomic variables, beginning again in the fourth quarter of 2020. Under this scenario, GDP does not begin to strengthen meaningfully until the end of 2021, and the unemployment rate peaks in the first half of 2021 at 12%. The Downside scenario also shows significant declines in housing markets through mid-2021.

As economic deterioration continued subsequent to the preparation of the third-party scenarios that were utilized in the quantitative credit loss models, the Bancorp considered such deterioration in the development of the qualitative component of the ACL at June 30, 2020.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.5 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted in the circumstance.

TABLE 56: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020(b)	2019(c)	2020(b)	2019(c)
ALLL:
Balance, beginning of period	$2,348	1,115	1,202	1,103
Impact of adoption of ASU 2016-13	—	—	643	—
Losses charged-off(a)	(163)	(119)	(322)	(228)
Recoveries of losses previously charged-off(a)	33	41	70	72
Provision for loan and lease losses	478	78	1,103	168
Balance, end of period	$2,696	1,115	2,696	1,115
Reserve for unfunded commitments:
Balance, beginning of period	$169	133	144	131
Impact of adoption of ASU 2016-13	—	—	10	—
Reserve for acquired unfunded commitments	—	7	—	8
Provision for the reserve for unfunded commitments	7	7	22	8
Balance, end of period	$176	147	176	147
(a)For the three and six months ended June 30, 2020, the Bancorp recorded $9 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2019, the Bancorp recorded $11 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)The ALLL and Reserve for unfunded commitments were calculated under the expected loss methodology upon the adoption of ASU 2016-13 on January 1, 2020.
(c)The ALLL and Reserve for unfunded commitments were calculated under the incurred loss methodology for the three and six months ended June 30, 2019.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 2.34% and 1.10% at June 30, 2020 and December 31, 2019, respectively. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL. Prior to the adoption of ASU 2016-13 on January 1, 2020, the Bancorp also did not increase its existing ALLL as part of purchase accounting for acquired loans and leases. The ALLL was $2.7 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2020	December 31, 2019
Attributed ALLL:
Commercial and industrial loans	$989	561
Commercial mortgage loans	373	87
Commercial construction loans	98	45
Commercial leases	42	17
Residential mortgage loans	327	73
Home equity	239	37
Indirect secured consumer loans	171	53
Credit card	327	168
Other consumer loans	130	40
Unallocated	N/A	121
Total ALLL	$2,696	1,202
Portfolio loans and leases:
Commercial and industrial loans	$55,661	50,542
Commercial mortgage loans	11,233	10,963
Commercial construction loans	5,479	5,090
Commercial leases	3,061	3,363
Residential mortgage loans	16,457	16,724
Home equity	5,681	6,083
Indirect secured consumer loans	12,395	11,538
Credit card	2,211	2,532
Other consumer loans	2,875	2,723
Total portfolio loans and leases	$115,053	109,558
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.78%	1.11
Commercial mortgage loans	3.32	0.79
Commercial construction loans	1.79	0.88
Commercial leases	1.37	0.51
Residential mortgage loans	1.99	0.44
Home equity	4.21	0.61
Indirect secured consumer loans	1.38	0.46
Credit card	14.79	6.64
Other consumer loans	4.52	1.47
Unallocated (as a percent of total portfolio loans and leases)	N/A	0.11
Total ALLL as a percent of total portfolio loans and leases	2.34%	1.10

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

The Bancorp’s Market Risk Management Committee, which includes senior management representatives, is accountable to the ERMC, provides oversight and monitors price risk for the capital markets sales and trading activities. The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, provides oversight and monitors interest rate and price risks for Mortgage and Treasury activities.

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

As of June 30, 2020, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the uncertainty associated with a negative rate environment, the Bancorp does not have policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The spread between LIBOR and Federal Funds compressed during the second quarter, which negatively impacted net interest income as the spread between loan yields and deposits costs narrowed. In general, each basis point of LIBOR/Federal Funds spread contraction is worth approximately $1 million per quarter. However, the impact of lower LIBOR rates on net interest income is partially offset by additional deposit rate reductions and a higher contribution from the derivative portfolio. The ongoing disruption of financial markets and economic activity from the COVID-19 pandemic has caused significant changes to interest rates, volatilities, and the composition of the Bancorp’s balance sheet, including line of credit draws, demand for Paycheck Protection Program loans, and significant increases in deposit funding related to stimulus programs and PPP loans. These factors are likely to negatively impact net interest income and net interest margin, but may be partially offset by the amortization of fees related to PPP loans.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising-rate interest-bearing deposit beta of 71% at June 30, 2020, which is approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 41% at June 30, 2020 while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 58: Estimated NII Sensitivity Profile and ALCO Policy Limits
	June 30, 2020				June 30, 2019
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.98%	7.26	(4.00)	(6.00)	0.64	3.84	(4.00)	(6.00)
+100 Ramp over 12 months	1.02	3.88	N/A	N/A	0.41	2.35	N/A	N/A
-100 Ramp over 12 months	N/A	N/A	N/A	N/A	(2.84)	(7.51)	N/A	N/A
-150 Ramp over 12 months	N/A	N/A	N/A	N/A	(4.28)	(11.61)	(8.00)	(12.00)

At June 30, 2020, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to June 30, 2019 were primarily attributable to a more asset sensitive balance sheet concentration marked by significantly increased noninterest-bearing and low cost interest-bearing deposits. The down rate scenarios were also impacted by lower market interest rates as the higher composition of low-cost deposits resulted in deposits hitting their floor rates more quickly in the current-year scenarios. However, the strategic repositioning of the investment portfolio into securities that are less callable in the near term partially offset the more asset sensitive balance sheet concentration on NII at risk in both year one and year two. A commercial loan book that is slower to re-price due to the addition of fixed-rate PPP loans and reductions in floating-rate loans also partially offset the more asset sensitive balance sheet concentration.

Tables 59 and 60 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2020 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2020 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 59: Estimated NII Sensitivity Profile at June 30, 2020 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	1.76%	6.80	2.20	7.72
+100 Ramp over 12 months	0.91	3.65	1.13	4.11

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of June 30, 2020. The resulting weighted-average rising-rate interest-bearing deposit betas included in this analysis were approximately 89% and 53%, respectively, and 52% and 31%, respectively, for falling rates as of June 30, 2020:

TABLE 60: Estimated NII Sensitivity Profile at June 30, 2020 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(1.98)%	(0.18)	5.94	14.70
+100 Ramp over 12 months	(0.96)	0.19	3.00	7.57

Economic Value of Equity Sensitivity
The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the NII sensitivity analysis highlights the impact on forecasted NII on an FTE basis (non-GAAP) over one- and two-year time horizons, EVE is a point-in-time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the balance growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of indeterminate-lived deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 61: Estimated EVE Sensitivity Profile
	June 30, 2020		June 30, 2019
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(2.86)%	(12.00)	(3.45)	(12.00)
+100 Shock	(0.82)	N/A	(0.30)	N/A
-100 Shock	N/A	N/A	(2.63)	N/A
-200 Shock	N/A	N/A	(8.96)	(12.00)

The EVE sensitivity is moderately negative in a +200 bps rising-rate scenario at June 30, 2020. The changes in the estimated EVE sensitivity profile from June 30, 2019 were primarily related to noninterest-bearing and low cost interest-bearing deposits growth and a decrease in market interest rates. These items were partially offset by strategic repositioning of the investment portfolio into securities that are less callable in the near term.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 62: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of June 30, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(4)	3.5	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	616	6.3	4.41	1 ML / 3ML
Total interest rate swaps	$10,705	612
Interest rate floors – cash flow – receive-fixed	$3,000	281	4.5	2.25	1 ML

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2019 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$7,000	(2)	3.9	3.00%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting(a)	1,000	—	5.0	3.20	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	393	6.8	4.41	1 ML / 3ML
Total interest rate swaps	$10,705	391
Interest rate floors – cash flow – receive-fixed	$3,000	115	5.0	2.25	1 ML
(a)Forward starting swaps became effective January 2, 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of June 30, 2020:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows(a)
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$26,577	28,258	826	55,661
Commercial mortgage loans	4,419	5,937	877	11,233
Commercial construction loans	2,680	2,707	92	5,479
Commercial leases	922	1,482	657	3,061
Total commercial loans and leases	34,598	38,384	2,452	75,434
Residential mortgage loans	3,919	7,322	5,216	16,457
Home equity	1,115	2,879	1,687	5,681
Indirect secured consumer loans	3,874	7,757	764	12,395
Credit card	442	1,769	—	2,211
Other consumer loans	1,520	1,181	174	2,875
Total consumer loans	10,870	20,908	7,841	39,619
Total portfolio loans and leases	$45,468	59,292	10,293	115,053
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.

The above table does not include the estimated impact of hardship programs on portfolio loan and lease cash flows. The Bancorp currently estimates portfolio loan and lease cash flows to be reduced by $75 million – $100 million over the next 12 months due to these programs. Additionally, the Bancorp expects to fund $200 million – $300 million of servicer advances related to its serviced-for-other mortgages due to the hardship programs over the next six months. These cash flow estimates are based on actual hardship requests to date and estimated hardship requests during the second quarter of 2020.

The following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of June 30, 2020:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year(a)
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,567	25,517
Commercial mortgage loans	1,507	5,307
Commercial construction loans	39	2,760
Commercial leases	2,139	—
Total commercial loans and leases	7,252	33,584
Residential mortgage loans	9,480	3,058
Home equity	419	4,147
Indirect secured consumer loans	8,503	18
Credit card	396	1,373
Other consumer loans	1,091	264
Total consumer loans	19,889	8,860
Total portfolio loans and leases	$27,141	42,444
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $676 million and $993 million at June 30, 2020 and December 31, 2019, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and six months ended June 30, 2020 and 2019, which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $12 million and $343 million for the three and six months ended June 30, 2020, respectively, compared to $116 million and $173 million for the three and six months ended June 30, 2019, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $58 million and $105 million for the three and six months ended June 30, 2020, respectively, compared to $45 million and $72 million for the three and six months ended June 30, 2019, respectively, due to the impact of contractual principal payments and actual prepayment activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized net gains of $11 million and $364 million, respectively, on its non-qualifying hedging strategy for the three and six months ended June 30, 2020 compared to $119 million and $182 million, respectively, during the three and six months ended June 30, 2019. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy, which were immaterial and $3 million, respectively, for the three and six months ended June 30, 2020 compared to net gains on securities of $2 million and $5 million, respectively, for the three and six months ended June 30, 2019. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2020 and December 31, 2019 was $661 million and $880 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

Commodity Risk
The Bancorp also enters into commodity contracts for the benefit of commercial customers to hedge their exposure to commodity price fluctuations. Similar to the hedging of foreign exchange and price risk from interest rate derivative contracts, the Bancorp also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven commodity activity. The Bancorp may also offset this risk with exchange-traded commodity contracts. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not taken in providing this service to customers. These controls include an independent determination of commodity volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management.

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

Table 64 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $38.6 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2020, $3.7 billion in principal and interest is expected to be received in the next 12 months and an additional $4.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and six months ended June 30, 2020, the Bancorp sold or securitized loans and leases totaling $3.1 billion and $6.2 billion, respectively, compared to $3.1 billion and $4.4 billion during the three and six months ended June 30, 2019. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 85% of its average total assets for both the three and six months ended June 30, 2020 and 83% for both the three and six months ended June 30, 2019. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2020, $5.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the six months ended June 30, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2020, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $18.0 billion was available for issuance. During the six months ended June 30, 2020, the Bank issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. Additionally, at June 30, 2020, the Bank had approximately $48.1 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

For further information on a subsequent event related to preferred stock, refer to Note 25 of the Notes to Condensed Consolidated Financial Statements.

Current Liquidity Position
The COVID-19 pandemic has significantly impacted the economic environment and financial markets, including short-term liquidity markets and the debt capital markets. Federal Reserve programs established to support the functioning of markets and provide access to credit have stabilized financial markets. In the second quarter of 2020, the Bancorp experienced asset growth from loans extended under the Paycheck Protection Program and significant increases in deposit funding related to commercial deposit growth, stimulus programs and PPP loans, while revolving line of credit utilization decreased. The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.

As of June 30, 2020, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 30 months.

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

TABLE 66: Agency Ratings
As of August 7, 2020	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Negative	Negative

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events that are neither market- nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, cyber-security or physical security incidents and privacy breaches or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

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

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cyber-security risk management and review of operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

The Bancorp also maintains a robust information security program to support the management of cyber-security risk within the organization with a focus on prevention, detection and recovery processes. Fifth Third utilizes a wide array of techniques to secure its operations and proprietary information such as Board-approved policies and programs, network monitoring and testing, access controls and dedicated security personnel. Fifth Third has adopted the National Institute of Standards and Technology Cybersecurity Framework for the management and deployment of cyber-security controls and is an active participant in the financial sector information sharing organization structure, known as the Financial Services Information Sharing and Analysis Center. To ensure resiliency of key Bancorp functions, Fifth Third also employs redundancy protocols that include a robust business continuity function that works to mitigate any potential impacts to Fifth Third customers and its systems.

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

The COVID-19 pandemic has created heightened operational risks and impacts to the Bancorp, including risks related to new systems and processes to support remote work strategies, new customer hardship programs and functions that cannot be fully executed by outsourced service providers. Additionally, increased external threats have increased fraud and cyber-security risks. These risks are being carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and robust business continuity management process, which are being leveraged to support the continuity of processes across the Bank. Fifth Third’s operational risk management team has been actively engaged to oversee and evaluate business changes required to ensure continuity of critical business services with the focus on impacts to customers and Bancorp employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LEGAL AND REGULATORY COMPLIANCE RISK MANAGEMENT
Legal and regulatory compliance risk is the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Legal risks include the risk of actions against the institution that results in unenforceable contracts, lawsuits, legal sanctions, or adverse judgments, which disrupt or otherwise negatively affect the operations or condition of the institution. Failure to effectively manage such risks can elevate the risk level or manifest itself as other types of key risks, including reputational or operational risk. Fifth Third focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels, consistent with the Bancorp’s risk appetite.

To mitigate such risks, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory compliance testing and monitoring, and privacy. The Chief Compliance Officer partners with the Financial Crimes Division to oversee anti-money laundering processes, and also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on the reporting and escalation of legal and regulatory compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

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

In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer is replaced with a stress capital buffer requirement. During each supervisory stress testing cycle, the FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The final rule is applicable to BHCs with $100 billion or more in total consolidated assets and is effective on October 1, 2020.

On June 25, 2020, the FRB provided the Bancorp with an indicative stress capital buffer of 2.5%. The indicative stress capital buffer of 2.5% is the floor under the regulatory capital rules, and without the floor, the Bancorp estimates its buffer would have been approximately 2.1%. The FRB will provide the Bancorp with a final stress capital buffer by August 31, 2020.

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

In March 2020, the banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL given the disruption in economic activity caused by the COVID-19 pandemic. The interim final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 68: Capital Ratios
($ in millions)	June 30, 2020	December 31, 2019
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.30%	12.58
Tangible equity as a percent of tangible assets(a)(c)(d)	7.68	9.52
Tangible common equity as a percent of tangible assets(a)(c)(d)	6.77	8.44
Regulatory capital:
CET1 capital(b)	$13,935	13,847
Tier I capital(b)	15,704	15,616
Total regulatory capital(b)	20,407	19,661
Risk-weighted assets	143,322	142,065
Regulatory capital ratios:(b)
CET1 capital	9.72%	9.75
Tier I risk-based capital	10.96	10.99
Total risk-based capital	14.24	13.84
Tier I leverage(d)	8.16	9.54
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Regulatory capital ratios as of June 30, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.
(c)Excludes AOCI.
(d)The decrease in these capital ratios is attributable to the Bancorp's growth of assets during the six months ended June 30, 2020.

Capital Planning
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

On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. Under the newly adopted tailoring rules, the Bancorp is subject to category IV standards, under which the Bancorp is no longer required to conduct and publicly report company-run stress tests pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. As an institution subject to category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests on a biennial basis, the Board capital plan rule and FR Y-14 reporting requirements. The Bancorp became subject to category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. As noted above, the Bancorp remains subject to the Board’s capital plan rule, and its requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan.

On March 4, 2020, the Bancorp was informed by the FRB that the deadline to submit the required information related to its capital plan within the FR Y-14A was extended until April 5, 2021, with the exception of the information contained in Schedule C – Regulatory Capital Instruments. The information contained in Schedule C remained due on or before April 6, 2020, which the Bancorp submitted as required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In June 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This includes the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions will be governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets. On March 16, 2020, the Bancorp announced it was temporarily suspending share repurchases that it had capacity to execute under the 2019 CCAR plan. The decision on share repurchases is consistent with Fifth Third’s objective to use the Bancorp’s capital and liquidity to provide support to individuals, businesses and the broader economy through lending and other important services. Fifth Third did not execute any open market or accelerated share repurchases in the first and second quarters of 2020.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB is requiring large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income. The FRB is also requiring large banking organizations, including the Bancorp, to reevaluate their longer-term capital plans, and such organizations will be required to update and resubmit their capital plans later this year to reflect current stresses caused by the COVID-19 pandemic. The FRB may conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.27 and $0.24 for the three months ended June 30, 2020 and 2019, respectively, and $0.54 and $0.46 for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2020:

TABLE 69: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2020 - April 30, 2020	250,659	$16.36	—	76,437,348
May 1, 2020 - May 31, 2020	18,888	16.98	—	76,437,348
June 1, 2020 - June 30, 2020	110,197	20.15	—	76,437,348
Total	379,744	$17.49	—	76,437,348
(a) Shares repurchased during the second quarter of 2020 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of interest rate, price, credit and liquidity risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, contingent liabilities, guarantees, and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

Commitments
The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, forward contracts related to residential mortgage loans held for sale, letters of credit, purchase obligations, capital expenditures and capital commitments for private equity investments. Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Contingent Liabilities and Guarantees
The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions. Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements for additional information on contingent liabilities and guarantees.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2020	2019
Assets
Cash and due from banks	$3,221	3,278
Other short-term investments(a)	28,243	1,950
Available-for-sale debt and other securities(b)	38,599	36,028
Held-to-maturity securities(c)	16	17
Trading debt securities	526	297
Equity securities	273	564
Loans and leases held for sale(d)	912	1,400
Portfolio loans and leases(a)(e)	115,053	109,558
Allowance for loan and lease losses(a)	(2,696)	(1,202)
Portfolio loans and leases, net	112,357	108,356
Bank premises and equipment(f)	2,053	1,995
Operating lease equipment	809	848
Goodwill	4,261	4,252
Intangible assets	171	201
Servicing rights	676	993
Other assets(a)	10,789	9,190
Total Assets	$202,906	169,369
Liabilities
Deposits:
Noninterest-bearing deposits	$49,359	35,968
Interest-bearing deposits	107,587	91,094
Total deposits	156,946	127,062
Federal funds purchased	262	260
Other short-term borrowings	1,285	1,011
Accrued taxes, interest and expenses	2,582	2,441
Other liabilities(a)	3,169	2,422
Long-term debt(a)	16,327	14,970
Total Liabilities	$180,571	148,166
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	1,770	1,770
Capital surplus	3,603	3,599
Retained earnings	17,643	18,315
Accumulated other comprehensive income	2,951	1,192
Treasury stock(g)	(5,683)	(5,724)
Total Equity	$22,335	21,203
Total Liabilities and Equity	$202,906	169,369
(a)Includes $66 and $74 of other short-term investments, $1,032 and $1,354 of portfolio loans and leases, $(14) and $(7) of ALLL, $7 and $8 of other assets, $2 and $2 of other liabilities, and $933 and $1,253 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2020 and December 31, 2019, respectively. For further information refer to Note 13.
(b)Amortized cost of $35,780 and $34,966 at June 30, 2020 and December 31, 2019, respectively.
(c)Fair value of $16 and $17 at June 30, 2020 and December 31, 2019, respectively.
(d)Includes $840 and $1,264 of residential mortgage loans held for sale measured at fair value and $15 and $0 of commercial loans held for sale measured at fair value at June 30, 2020 and December 31, 2019, respectively.
(e)Includes $185 and $183 of residential mortgage loans measured at fair value at June 30, 2020 and December 31, 2019, respectively.
(f)Includes $53 and $27 of bank premises and equipment held for sale at June 30, 2020 and December 31, 2019, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2020 – 712,202,207 (excludes 211,690,374 treasury shares), December 31, 2019 – 708,915,629 (excludes 214,976,952 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both June 30, 2020 and December 31, 2019. There were 436,000 unissued shares of undesignated no par value preferred stock at both June 30, 2020 and December 31, 2019. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2020 and December 31, 2019. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2020 and December 31, 2019. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans and leases	$1,115	1,336	2,350	2,479
Interest on securities	283	290	566	571
Interest on other short-term investments	5	10	12	19
Total interest income	1,403	1,636	2,928	3,069
Interest Expense
Interest on deposits	83	243	248	449
Interest on federal funds purchased	—	8	2	20
Interest on other short-term borrowings	2	9	8	14
Interest on long-term debt	118	131	241	259
Total interest expense	203	391	499	742
Net Interest Income	1,200	1,245	2,429	2,327
Provision for credit losses	485	85	1,125	175
Net Interest Income After Provision for Credit Losses	715	1,160	1,304	2,152
Noninterest Income(a)
Service charges on deposits	122	143	270	274
Commercial banking revenue	137	107	261	209
Wealth and asset management revenue	120	122	255	234
Mortgage banking net revenue	99	63	219	119
Card and processing revenue	82	92	167	171
Leasing business revenue	57	76	131	108
Other noninterest income	12	47	18	616
Securities (losses) gains, net	21	8	(3)	25
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	2	3	5
Total noninterest income	650	660	1,321	1,761
Noninterest Expense(a)
Compensation and benefits	627	641	1,274	1,251
Technology and communications	90	136	183	219
Net occupancy expense	82	88	164	164
Leasing business expense	33	38	68	57
Equipment expense	32	33	64	63
Card and processing expense	29	34	60	64
Marketing expense	20	41	51	77
Other noninterest expense	208	232	457	446
Total noninterest expense	1,121	1,243	2,321	2,341
Income Before Income Taxes	244	577	304	1,572
Applicable income tax expense	49	124	61	344
Net Income	195	453	243	1,228
Dividends on preferred stock	32	26	50	41
Net Income Available to Common Shareholders	$163	427	193	1,187
Earnings per share - basic	$0.23	0.57	0.27	1.68
Earnings per share - diluted	$0.23	0.57	0.27	1.66
Average common shares outstanding - basic	714,766,570	738,051,421	714,161,131	699,766,962
Average common shares outstanding - diluted	717,571,890	747,749,591	718,967,293	709,430,194
(a)During the first quarter of 2020, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Net Income	$195	453	243	1,228
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during period	456	577	1,338	1,007
Reclassification adjustment for net losses included in net income	—	—	—	1
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	66	190	493	277
Reclassification adjustment for net (gains) losses included in net income	(49)	1	(74)	3
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1	2	2
Other comprehensive income, net of tax	474	769	1,759	1,290
Comprehensive Income	$669	1,222	2,002	2,518

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$2,051	1,331	3,444	17,184	409	(4,772)	19,647	197	19,844
Net income				453			453		453
Other comprehensive income, net of tax					769		769		769
Cash dividends declared:
Common stock(a)				(178)			(178)		(178)
Preferred stock(b)				(26)			(26)		(26)
Shares acquired for treasury			135			(335)	(200)		(200)
Impact of stock transactions under stock compensation plans, net			(7)			17	10		10
Other				(2)		1	(1)		(1)
Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671

Balance at March 31, 2020	$2,051	1,770	3,597	17,677	2,477	(5,699)	21,873	—	21,873
Net income				195			195		195
Other comprehensive income, net of tax					474		474		474
Cash dividends declared:
Common stock(a)				(195)			(195)		(195)
Preferred stock(b)				(32)			(32)		(32)
Impact of stock transactions under stock compensation plans, net			6			14	20		20
Other				(2)		2	—		—
Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335	—	22,335
(a)Dividends declared per common share were $0.27 and $0.24 for the three months ended June 30, 2020 and 2019, respectively.
(b)For both the three months ended June 30, 2020 and 2019, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H and $414.06 per preferred share for Perpetual Preferred Stock, Series I. For the three months ended June 30, 2020, dividends were $289.38 per preferred share for Perpetual Preferred Stock, Series J, $309.38 per preferred share for Perpetual Preferred Stock, Series K, and $15.00 per preferred share for Perpetual Class B Preferred Stock, Series A. For the three months ended June 30, 2019, dividends were $15.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	—	16,250
Impact of cumulative effect of change in accounting principle				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	—	16,260
Net income				1,228			1,228		1,228
Other comprehensive income, net of tax					1,290		1,290		1,290
Cash dividends declared:
Common stock(a)				(343)			(343)		(343)
Preferred stock(b)				(41)			(41)		(41)
Shares acquired for treasury						(1,113)	(1,113)		(1,113)
Impact of stock transactions under stock compensation plans, net			(12)	1		46	35		35
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Other			(1)	(2)		2	(1)		(1)
Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671

Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	—	21,203
Impact of cumulative effect of change in accounting principle(c)				(472)			(472)		(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731	—	20,731
Net income				243			243		243
Other comprehensive income, net of tax					1,759		1,759		1,759
Cash dividends declared:
Common stock(a)				(390)			(390)		(390)
Preferred stock(b)				(50)			(50)		(50)
Impact of stock transactions under stock compensation plans, net			4			39	43		43
Other				(3)		2	(1)		(1)
Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335	—	22,335
(a)Dividends declared per common share were $0.54 and $0.46 for the six months ended June 30, 2020 and 2019, respectively.
(b)For both the six months ended June 30, 2020 and 2019, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H and $828.12 per preferred share for Perpetual Preferred Stock, Series I. For the six months ended June 30, 2020 and 2019, dividends per preferred share for Perpetual Preferred Stock, Series J were $609.93 and $612.50, respectively. For the six months ended June 30, 2020, dividends were $618.76 per preferred share for Perpetual Preferred Stock, Series K and $30.00 per preferred share for Perpetual Class B Preferred Stock, Series A. For the six months ended June 30, 2019, dividends were $15.00 per preferred share for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.
(c)Related to the adoption of ASU 2016-13 as of January 1, 2020. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2020	2019
Operating Activities
Net income	$243	1,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,125	175
Depreciation, amortization and accretion	231	198
Stock-based compensation expense	77	84
Benefit from deferred income taxes	(48)	(110)
Securities gains, net	(3)	(25)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	(3)	(5)
MSR fair value adjustment	448	245
Net gains on sales of loans and fair value adjustments on loans held for sale	(88)	(56)
Net losses on disposition and impairment of bank premises and equipment	15	21
Net gains on disposition and impairment of operating lease equipment	(5)	(1)
Gain on sale of Worldpay, Inc. shares	—	(562)
Proceeds from sales of loans held for sale	6,234	2,897
Loans originated or purchased for sale, net of repayments	(5,706)	(3,364)
Dividends representing return on equity investments	6	17
Net change in:
Trading debt and equity securities	68	14
Other assets	(529)	472
Accrued taxes, interest and expenses	(229)	(161)
Other liabilities	116	(259)
Net Cash Provided by Operating Activities	1,952	808
Investing Activities
Proceeds from sales:
Available-for-sale securities and other investments	868	7,539
Loans and leases	57	96
Bank premises and equipment	12	12
Proceeds from repayments / maturities:
Available-for-sale securities and other investments	1,251	955
Held-to-maturity securities	1	—
Purchases:
Available-for-sale securities and other investments	(2,815)	(8,462)
Bank premises and equipment	(133)	(119)
MSRs	(30)	(26)
Proceeds from settlement of BOLI	8	8
Proceeds from sales and dividends representing return of equity investments	8	1,008
Net cash received on acquisition	—	1,210
Net change in:
Federal funds sold	—	35
Other short-term investments	(26,293)	(1,479)
Loans and leases	(5,605)	(933)
Operating lease equipment	(20)	(12)
Net Cash Used in Investing Activities	(32,691)	(168)

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
	For the six months ended June 30,
($ in millions)	2020	2019
Financing Activities
Net change in:
Deposits	29,884	2,070
Federal funds purchased	2	(1,746)
Other short-term borrowings	193	117
Dividends paid on common stock	(367)	(308)
Dividends paid on preferred stock	(50)	(18)
Proceeds from issuance of long-term debt	2,511	3,093
Repayment of long-term debt	(1,450)	(2,603)
Repurchases of treasury stock and related forward contract	—	(1,113)
Other	(41)	(49)
Net Cash Provided by (Used in) Financing Activities	30,682	(557)
(Decrease) Increase in Cash and Due from Banks	(57)	83
Cash and Due from Banks at Beginning of Period	3,278	2,681
Cash and Due from Banks at End of Period	$3,221	2,764
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2020 and 2019 and the cash flows for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2019 has been derived from the Bancorp’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain prior period data has been reclassified to conform to current period presentation. Specifically, effective January 1, 2020, Fifth Third reclassified certain noninterest income and noninterest expense line items to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2020	2019
Cash Payments:
Interest	$528	710
Income taxes	268	318

Transfers:
Portfolio loans and leases to loans and leases held for sale	$31	192
Loans and leases held for sale to portfolio loans and leases	29	27
Portfolio loans and leases to OREO	6	18
Loans and leases held for sale to OREO	2	—

Supplemental Disclosures:
Additions to right-of-use assets under operating leases	$27	15
Additions to right-of-use assets under finance leases	76	1
Right-of-use assets recognized at adoption of ASU 2016-02	—	509

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

The acquisition of MB Financial, Inc. constituted a business combination and was accounted for under the acquisition method of accounting. Accordingly, the assets acquired, liabilities assumed and noncontrolling interest recognized were recorded at their estimated fair values as of the acquisition date. These fair value estimates were final as of March 31, 2020.

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
(a)Fair values have been updated from the preliminary estimates reported in the March 31, 2019 Form 10-Q.

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

Available-for-sale debt and other securities, held-to-maturity securities and equity securities
Fair values for securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs, including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or DCF methodologies.

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

Long-term debt
The fair values of long-term debt instruments were estimated based on quoted market prices for identical or similar instruments, if available, or by using DCF analyses based on current incremental borrowing rates for similar types of instruments.

Merger-Related Expenses
Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and amounted to $9 million and $109 million for the three months ended June 30, 2020 and 2019, respectively, and $16 million and $185 million for the six months ended June 30, 2020 and 2019, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of merger-related expenses recorded in noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Compensation and benefits	$2	41	4	75
Technology and communications	4	49	6	60
Net occupancy expense	2	6	4	6
Equipment expense	—	1	—	1
Card and processing expense	—	1	—	1
Marketing expense	—	3	—	6
Other noninterest expense	1	8	2	36
Total	$9	109	16	185

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

	Unaudited Pro Forma Information
($ in millions)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Net interest income	$1,237	2,473
Noninterest income	658	1,862
Net income available to common shareholders	425	1,320

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected and estimated fair value of loans identified as PCI loans on the acquisition date of MB Financial, Inc. These fair value estimates were final as of March 31, 2020.

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,139
Less: Nonaccretable difference	81
Cash flows expected to be collected	1,058
Less: Accretable yield	202
Fair value of loans acquired	$856

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of activity related to the accretable yield is as follows:

($ in millions)	Accretable Yield
Balance as of December 31, 2018	$—
Additions	202
Accretion	(16)
Reclassifications from (to) nonaccretable difference	4
Balance as of June 30, 2019	$190

At the MB Financial, Inc. acquisition date, contractual balances on the purchased non-PCI loans and leases totaled $12.7 billion with a corresponding fair value of $12.5 billion.

ASU 2016-13, which was adopted by the Bancorp on January 1, 2020, superseded the accounting for PCI loans and transitioned to the accounting for PCD loans. As such, the Bancorp no longer recognizes a nonaccretable difference or accretable yield, but instead includes expected credit losses on loans acquired with evidence of credit deterioration as part of the ALLL and amortizes any remaining noncredit discount over the remaining contractual life of the loan as an adjustment to yield. Upon adoption, the Bancorp increased the ALLL by $33 million to reflect expected credit losses on loans previously designated as PCI loans. This amount was added to the amortized cost basis of the loans at transition. After this adjustment, the remaining difference between the amortized cost basis and unpaid principal balance is considered to be a noncredit discount. The noncredit discount totaled $87 million as of January 1, 2020. Refer to Note 4 for additional information about ASU 2016-13 and refer to Note 7 for additional information on the Bancorp's portfolio of PCD loans.

Bank Merger
On May 3, 2019, MB Financial Bank, N.A. merged with and into Fifth Third Bank (now Fifth Third Bank, National Association), with Fifth Third Bank, National Association as the surviving entity. Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp.
4. Accounting and Reporting Developments

Standards Adopted in 2020
The Bancorp adopted the following new accounting standards during the six months ended June 30, 2020:

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and requires the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases, and off-balance sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The expected credit loss model also applies to purchased financial assets with credit deterioration, superseding previous accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model requires an entity to recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under previous guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. Subsequent to the issuance of ASU 2016-13, the FASB has issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued in November 2018), ASU 2019-04 (issued in April 2019), ASU 2019-05 (issued in May 2019) and ASU 2019-11 (issued in November 2019).

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
ASU 2017-04 – Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, which simplifies the test for goodwill impairment by removing the second step, which measures the amount of impairment loss, if any. Instead, the amended guidance states that an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, except that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance applies to all reporting units, including those with zero or negative carrying amounts of net assets. The Bancorp adopted the amended guidance on January 1, 2020. The amended guidance is applied prospectively to all goodwill impairment tests performed after the adoption date.

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The Bancorp adopted the amended guidance on January 1, 2020 and the required disclosures are included in Note 23.

ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, which provides guidance on the accounting for implementation, setup and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The Bancorp adopted the amended guidance on January 1, 2020 on a prospective basis.

ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating the optional expedients and exceptions in accounting for eligible contract modifications, changes to eligible existing hedging relationships and new hedging relationships available through December 31, 2022.

Standards Issued but Not Yet Adopted
The following accounting standards were issued but not yet adopted by the Bancorp as of June 30, 2020:

ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also clarify and amend existing guidance for other areas of Topic 740. The amended guidance is effective for the Bancorp on January 1, 2021 with early adoption permitted, and is to be applied either prospectively or retrospectively for the specific amendment based on the transition method prescribed by the FASB. The Bancorp is in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Regulatory Developments Related to the COVID-19 Pandemic
On March 22, 2020, various national banking regulatory agencies jointly issued an interagency statement addressing loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The statement describes the agencies’ interpretation of how existing guidance in U.S. GAAP applies to certain loan modifications related to COVID-19. Among other things, the statement affirms that short-term modifications (e.g., six months) made on a good faith basis in response to COVID-19 to borrowers who were less than 30 days past due on contractual payments at the time a modification program is implemented would not be considered TDRs. The statement also clarifies that loans modified in response to the COVID-19 pandemic should be evaluated on the basis of their modified terms when reporting loans as past due and evaluating for nonaccrual status and charge-off.

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

Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Those loans and leases that were 30 days or more past due at March 1, 2020 continue to be reported at their March 1, 2020 delinquency status unless the borrower makes supplemental payments to resolve the delinquency.

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

Available-for-sale debt securities with unrealized losses are reviewed quarterly to determine if the decline in fair value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale securities to reflect the amount of the unrealized loss attributable to credit; however, this impairment is limited by the amount that the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized through OCI. Changes in the allowance for credit losses are recognized in earnings.

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

ALLL
The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
portfolio segment include home equity, indirect secured consumer, credit card and other consumer loans. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 7.

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

Accrued interest receivables on loans are presented in the Condensed Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivables. Refer to the Portfolio Loans and Leases section for additional information.

Credit losses are charged and recoveries are credited to the ALLL. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability of loans and leases, including historical credit loss experience, current and forecasted market and economic conditions and consideration of various qualitative factors that, in management’s judgment, deserve consideration in estimating credit losses. Provisions for credit losses are recorded for the amounts necessary to adjust the ALLL to the Bancorp’s current estimate of expected credit losses on portfolio loans and leases. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated.

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are individually evaluated for an ALLL. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when determining the amount of ALLL. Other factors may include the borrower’s susceptibility to risks presented by the forecasted macroeconomic environment, the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When loans and leases are individually evaluated, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for individually evaluated loans and leases that are collateral-dependent are measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans and leases that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated commercial loans and leases, including TDRs, are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

June 30, 2020 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$74	4	—	78
Obligations of states and political subdivisions securities	17	—	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	12,907	1,002	—	13,909
Agency commercial mortgage-backed securities	16,279	1,612	—	17,891
Non-agency commercial mortgage-backed securities	3,223	218	—	3,441
Asset-backed securities and other debt securities	2,732	25	(42)	2,715
Other securities(a)	548	—	—	548
Total available-for-sale debt and other securities	$35,780	2,861	(42)	38,599
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$14	—	—	14
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$16	—	—	16
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $68, $478 and $2, respectively, at June 30, 2020, that are carried at cost.

December 31, 2019 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$74	1	—	75
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	13,746	388	(19)	14,115
Agency commercial mortgage-backed securities	15,141	564	(12)	15,693
Non-agency commercial mortgage-backed securities	3,242	123	—	3,365
Asset-backed securities and other debt securities	2,189	29	(12)	2,206
Other securities(a)	556	—	—	556
Total available-for-sale debt and other securities	$34,966	1,105	(43)	36,028
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$15	—	—	15
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$17	—	—	17
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2020	December 31, 2019
Trading debt securities	$526	297
Equity securities	273	564

The amounts reported in the preceding tables exclude accrued interest receivables on investment securities of $92 million at June 30, 2020, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Available-for-sale debt and other securities:
Realized gains	$—	34	1	47
Realized losses	—	(33)	(1)	(47)
OTTI	—	(1)	—	(1)
Net realized losses on available-for sale debt and other securities	$—	—	—	(1)
Total trading debt securities gains	$—	2	3	5
Total equity securities (losses) gains(a)	$21	8	(3)	26
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$21	10	—	30
(a)Includes net unrealized gains of $21 and net unrealized losses of $2 for the three and six months ended June 30, 2020, respectively, and net unrealized gains of $4 and $23 for the three and six months ended June 30, 2019, respectively.
(b)Excludes $8 and $6 of net securities gains for the three and six months ended June 30, 2020, respectively, and $1 and $4 of net securities gains for the three and six months ended June 30, 2019, respectively, included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income related to securities held by FTS to facilitate the timely execution of customer transactions.

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

At June 30, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the three and six months ended June 30, 2020 related to available-for-sale debt and other securities in an unrealized loss position.

At June 30, 2020 and December 31, 2019, investment securities with a fair value of $10.8 billion and $8.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of June 30, 2020 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$55	57	4	4
1-5 years	14,598	15,565	10	10
5-10 years	14,644	16,051	—	—
Over 10 years	5,935	6,378	2	2
Other securities	548	548	—	—
Total	$35,780	38,599	16	16
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Agency residential mortgage-backed securities	$—	—	1	—	1	—
Non-agency commercial mortgage-backed securities	12	—	—	—	12	—
Asset-backed securities and other debt securities	1,087	(27)	443	(15)	1,530	(42)
Total	$1,099	(27)	444	(15)	1,543	(42)
December 31, 2019
Agency residential mortgage-backed securities	$2,159	(19)	4	—	2,163	(19)
Agency commercial mortgage-backed securities	1,602	(12)	—	—	1,602	(12)
Asset-backed securities and other debt securities	367	(3)	379	(9)	746	(12)
Total	$4,128	(34)	383	(9)	4,511	(43)

At June 30, 2020 and December 31, 2019, $2 million and an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities, respectively.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2020	December 31, 2019
Loans and leases held for sale:
Commercial and industrial loans	$69	135
Commercial mortgage loans	3	1
Residential mortgage loans	840	1,264
Total loans and leases held for sale	$912	1,400
Portfolio loans and leases:
Commercial and industrial loans(a)	$55,661	50,542
Commercial mortgage loans	11,233	10,963
Commercial construction loans	5,479	5,090
Commercial leases	3,061	3,363
Total commercial loans and leases	$75,434	69,958
Residential mortgage loans(b)	$16,457	16,724
Home equity	5,681	6,083
Indirect secured consumer loans	12,395	11,538
Credit card	2,211	2,532
Other consumer loans	2,875	2,723
Total consumer loans	$39,619	39,600
Total portfolio loans and leases	$115,053	109,558
(a)Includes $5.2 billion, as of June 30, 2020, related to the SBA’s Paycheck Protection Program established under the CARES Act on March 27, 2020.
(b)Includes $82 million, as of June 30, 2020, of GNMA loans for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $309 million as of June 30, 2020 and $354 million as of December 31, 2019. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $173 million and $249 million as of June 30, 2020 and December 31, 2019, respectively. The amortized cost basis of loans and leases excludes accrued interest receivables of $334 million at June 30, 2020, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are generally secured by loans. The Bancorp had loans of $15.5 billion and $16.7 billion at June 30, 2020 and December 31, 2019, respectively, pledged at the FHLB, and loans of $37.7 billion and $47.3 billion at June 30, 2020 and December 31, 2019, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and industrial loans	$55,730	50,677	10	11
Commercial mortgage loans	11,236	10,964	23	15
Commercial construction loans	5,479	5,090	—	—
Commercial leases	3,061	3,363	—	—
Residential mortgage loans	17,297	17,988	54	50
Home equity	5,681	6,083	—	1
Indirect secured consumer loans	12,395	11,538	12	10
Credit card	2,211	2,532	36	42
Other consumer loans	2,875	2,723	1	1
Total loans and leases	$115,965	110,958	136	130
Less: Loans and leases held for sale	$912	1,400
Total portfolio loans and leases	$115,053	109,558

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Commercial and industrial loans	$65	20	115	38
Commercial mortgage loans	2	—	4	(1)
Commercial leases	11	3	16	3
Residential mortgage loans	1	(1)	2	—
Home equity	1	3	4	6
Indirect secured consumer loans	7	7	20	20
Credit card	34	35	71	68
Other consumer loans	9	11	20	22
Total net charge-offs	$130	78	252	156

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the components of the net investment in leases as of:

($ in millions)(a)	June 30, 2020	December 31, 2019
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,788	2,196
Unguaranteed residual assets (present value)	206	220
Net discount on acquired leases	(2)	(7)
Net investment in sales-type leases:
Lease payment receivable (present value)	663	510
Unguaranteed residual assets (present value)	24	15
(a)Excludes $382 and $429 of leveraged leases at June 30, 2020 and December 31, 2019, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 was $17 million and $35 million, respectively, for direct financing leases and $6 million and $13 million, respectively, for sales-type leases. For the three and six months ended June 30, 2019, interest income recognized was $26 million and $48 million, respectively, for direct financing leases and $2 million and $3 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of June 30, 2020 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2020	$320	84
2021	502	181
2022	409	154
2023	234	106
2024	179	87
2025	114	44
Thereafter	152	78
Total undiscounted cash flows	$1,910	734
Less: Difference between undiscounted cash flows and discounted cash flows	122	71
Present value of lease payments (recognized as lease receivables)	$1,788	663

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $42 million at June 30, 2020 to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. The Bancorp maintained an allowance of $17 million at December 31, 2019 to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$1,313	260	775	—	2,348
Losses charged-off(a)	(81)	(2)	(80)	—	(163)
Recoveries of losses previously charged-off(a)	3	1	29	—	33
Provision for loan and lease losses(b)	267	68	143	—	478
Balance, end of period	$1,502	327	867	—	2,696
(a)The Bancorp recorded $9 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Includes $1 in Residential Mortgage related to the initial recognition of an ALLL on PCD loans.

For the three months ended June 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$654	79	270	112	1,115
Losses charged-off(a)	(33)	(1)	(85)	—	(119)
Recoveries of losses previously charged-off(a)	10	2	29	—	41
Provision for (benefit from) loan and lease losses	20	(4)	62	—	78
Balance, end of period	$651	76	276	112	1,115
(a)The Bancorp recorded $11 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the six months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged-off(b)	(142)	(4)	(176)	—	(322)
Recoveries of losses previously charged-off(b)	7	2	61	—	70
Provision for loan and lease losses	767	60	276	—	1,103
Balance, end of period	$1,502	327	867	—	2,696
(a)Includes $31, $2 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $22 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the six months ended June 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(53)	(3)	(172)	—	(228)
Recoveries of losses previously charged-off(a)	13	3	56	—	72
Provision for (benefit from) loan and lease losses	46	(5)	125	2	168
Balance, end of period	$651	76	276	112	1,115
(a)The Bancorp recorded $22 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$167	91	50	308
Collectively evaluated	1,335	236	817	2,388
Total ALLL	$1,502	327	867	2,696
Portfolio loans and leases:(b)
Individually evaluated	$939	809	294	2,042
Collectively evaluated	74,082	15,336	22,846	112,264
Purchased credit deteriorated(c)	413	127	22	562
Total portfolio loans and leases	$75,434	16,272	23,162	114,868
(a)Includes $3 related to leveraged leases at June 30, 2020.
(b)Excludes $185 of residential mortgage loans measured at fair value and includes $382 of leveraged leases, net of unearned income at June 30, 2020.
(c)Includes $82 million, as of June 30, 2020, of GNMA loans for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 for further information.

As of December 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$82	55	33	—	170
Collectively evaluated for impairment	628	18	265	—	911
Unallocated	—	—	—	121	121
Total ALLL	$710	73	298	121	1,202
Portfolio loans and leases:(b)
Individually evaluated for impairment	$413	814	302	—	1,529
Collectively evaluated for impairment	69,047	15,690	22,558	—	107,295
Purchased credit impaired	498	37	16	—	551
Total portfolio loans and leases	$69,958	16,541	22,876	—	109,375
(a)Includes $1 related to leveraged leases at December 31, 2019.
(b)Excludes $183 of residential mortgage loans measured at fair value and includes $429 of leveraged leases, net of unearned income at December 31, 2019.

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

The Bancorp assigns a doubtful rating to loans and leases that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.

Loans and leases classified as loss are considered uncollectible and are charged off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged off, they are not included in the following tables.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class and vintage:

	Terms Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
As of June 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,238	2,849	1,404	966	612	944	34,809	—	48,822
Special mention	62	155	213	72	42	21	3,300	—	3,865
Substandard	96	70	195	89	52	119	2,287	—	2,908
Doubtful	10	15	34	6	1	—	—	—	66
Total commercial and industrial loans	$7,406	3,089	1,846	1,133	707	1,084	40,396	—	55,661
Commercial mortgage owner-occupied loans:
Pass	$828	757	473	340	278	568	1,069	—	4,313
Special mention	27	23	24	27	13	23	38	—	175
Substandard	131	52	52	52	9	45	85	—	426
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$986	832	549	419	300	636	1,192	—	4,914
Commercial mortgage nonowner-occupied loans:
Pass	$757	1,006	584	299	294	444	2,106	—	5,490
Special mention	86	4	71	17	18	39	369	—	604
Substandard	66	7	12	11	—	41	88	—	225
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$909	1,017	667	327	312	524	2,563	—	6,319
Commercial construction loans:
Pass	$19	58	28	—	10	12	4,912	—	5,039
Special mention	40	—	—	—	—	—	337	—	377
Substandard	6	—	—	—	—	—	57	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$65	58	28	—	10	12	5,306	—	5,479
Commercial leases:
Pass	$9	111	345	443	361	1,604	—	—	2,873
Special mention	—	4	32	19	16	25	—	—	96
Substandard	—	3	19	31	5	34	—	—	92
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$9	118	396	493	382	1,663	—	—	3,061
Total commercial loans and leases:
Pass	$8,851	4,781	2,834	2,048	1,555	3,572	42,896	—	66,537
Special mention	215	186	340	135	89	108	4,044	—	5,117
Substandard	299	132	278	183	66	239	2,517	—	3,714
Doubtful	10	15	34	6	1	—	—	—	66
Total commercial loans and leases	$9,375	5,114	3,486	2,372	1,711	3,919	49,457	—	75,434

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2019 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$47,671	1,423	1,406	42	50,542
Commercial mortgage owner-occupied loans	4,421	162	293	4	4,880
Commercial mortgage nonowner-occupied loans	5,866	135	82	—	6,083
Commercial construction loans	4,963	52	75	—	5,090
Commercial leases	3,222	53	88	—	3,363
Total commercial loans and leases	$66,143	1,825	1,944	46	69,958

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$55,377	162	122	284	55,661	10
Commercial mortgage owner-occupied loans	4,866	21	27	48	4,914	13
Commercial mortgage nonowner-occupied loans	6,229	12	78	90	6,319	10
Commercial construction loans	5,469	10	—	10	5,479	—
Commercial leases	3,037	5	19	24	3,061	—
Total portfolio commercial loans and leases	$74,978	210	246	456	75,434	33
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2019 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$50,305	133	104	237	50,542	11
Commercial mortgage owner-occupied loans	4,853	4	23	27	4,880	9
Commercial mortgage nonowner-occupied loans	6,072	5	6	11	6,083	6
Commercial construction loans	5,089	1	—	1	5,090	—
Commercial leases	3,338	11	14	25	3,363	—
Total portfolio commercial loans and leases	$69,657	154	147	301	69,958	26
(a)Includes accrual and nonaccrual loans and leases.

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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 4 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

	Terms Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
As of June 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,666	2,570	1,160	2,137	2,897	5,677	—	—	16,107
30-89 days past due	—	4	3	5	3	17	—	—	32
90 days or more past due	—	1	2	5	4	42	—	—	54
Total performing	1,666	2,575	1,165	2,147	2,904	5,736	—	—	16,193
Nonperforming	—	—	—	2	3	74	—	—	79
Total residential mortgage loans(b)	$1,666	2,575	1,165	2,149	2,907	5,810	—	—	16,272
Home equity:
Performing:
Current	$9	30	37	3	1	150	5,317	8	5,555
30-89 days past due	—	—	—	—	—	2	30	1	33
90 days or more past due	—	—	—	—	—	—	—	—	—
Total performing	9	30	37	3	1	152	5,347	9	5,588
Nonperforming	—	—	—	—	—	10	83	—	93
Total home equity	$9	30	37	3	1	162	5,430	9	5,681
Indirect secured consumer loans:
Performing:
Current	$3,328	4,673	2,160	1,173	565	392	—	—	12,291
30-89 days past due	4	25	23	14	7	6	—	—	79
90 days or more past due	1	3	3	2	1	2	—	—	12
Total performing	3,333	4,701	2,186	1,189	573	400	—	—	12,382
Nonperforming	—	3	2	3	2	3	—	—	13
Total indirect secured consumer loans	$3,333	4,704	2,188	1,192	575	403	—	—	12,395
Credit card:
Performing:
Current	$—	—	—	—	—	—	2,119	—	2,119
30-89 days past due	—	—	—	—	—	—	30	—	30
90 days or more past due	—	—	—	—	—	—	36	—	36
Total performing	—	—	—	—	—	—	2,185	—	2,185
Nonperforming	—	—	—	—	—	—	26	—	26
Total credit card	$—	—	—	—	—	—	2,211	—	2,211
Other consumer loans
Performing:
Current	$481	727	538	221	41	37	814	1	2,860
30-89 days past due	1	4	3	2	—	—	2	—	12
90 days or more past due	—	1	—	—	—	—	—	—	1
Total performing	482	732	541	223	41	37	816	1	2,873
Nonperforming	—	—	—	—	—	—	2	—	2
Total other consumer loans	$482	732	541	223	41	37	818	1	2,875
Total consumer loans(b)	$5,490	8,041	3,931	3,567	3,524	6,412	8,459	10	39,434
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2020, $89 of these loans were 30-89 days past due and $223 were 90 days or more past due. The Bancorp recognized $1 and $2 of losses during the three and six months ended June 30, 2020, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $185 of residential mortgage loans measured at fair value at June 30, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

December 31, 2019 ($ in millions)	Performing	Nonperforming
Residential mortgage loans(a)	$16,450	91
Home equity	5,989	94
Indirect secured consumer loans	11,531	7
Credit card	2,505	27
Other consumer loans	2,721	2
Total residential mortgage and consumer loans(a)	$39,196	221
(a) Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019.

Age Analysis of Past Due Consumer Loans
The following tables summarize the Bancorp’s amortized cost basis in portfolio consumer loans, by age and class:

	Current Loans and Leases(b)(c)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
December 31, 2019 ($ in millions)		30-89 Days(c)	90 Days or More(c)	Total Past Due
Residential mortgage loans(a)	$16,372	27	142	169	16,541	50
Consumer loans:
Home equity	5,965	61	57	118	6,083	1
Indirect secured consumer loans	11,389	132	17	149	11,538	10
Credit card	2,434	50	48	98	2,532	42
Other consumer loans	2,702	18	3	21	2,723	1
Total portfolio consumer loans(a)	$38,862	288	267	555	39,417	104
(a)Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2019, $94 of these loans were 30-89 days past due and $261 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during both the three and six months ended June 30, 2019 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)Includes accrual and nonaccrual loans and leases.

Collateral-Dependent Loans and Leases
The Bancorp considers a loan or lease to be collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. When a loan or lease is collateral-dependent, its fair value is generally based on the fair value less cost to sell of the underlying collateral.

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans, by portfolio class:

As of June 30, 2020 ($ in millions)	Amortized Cost Basis
Commercial loans and leases:
Commercial and industrial loans	$796
Commercial mortgage owner-occupied loans	46
Commercial mortgage nonowner-occupied loans	83
Commercial construction loans	20
Commercial leases	24
Total commercial loans and leases	969
Residential mortgage loans	107
Consumer loans:
Home equity	72
Indirect secured consumer loans	8
Other consumer loans	—
Total consumer loans	80
Total loans and leases	$1,156

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property:

As of June 30, 2020 ($ in millions)				For the three months ended June 30, 2020	For the six months ended June 30, 2020
	With an ALLL	No Related ALLL	Total	Interest Income Recognized	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$261	91	352	3	4
Commercial mortgage owner-occupied loans	25	14	39	—	—
Commercial mortgage nonowner-occupied loans	68	4	72	—	—
Commercial construction loans	1	—	1	—	—
Commercial leases	21	2	23	—	1
Total nonaccrual portfolio commercial loans and leases	376	111	487	3	5
Residential mortgage loans	14	65	79	7	15
Consumer loans:
Home equity	64	29	93	2	5
Indirect secured consumer loans	5	8	13	—	—
Credit card	26	—	26	1	2
Other consumer loans	2	—	2	—	—
Total nonaccrual portfolio consumer loans	97	37	134	3	7
Total nonaccrual portfolio loans and leases(a)(b)	$487	213	700	13	27
OREO and other repossessed property	—	47	47	—	—
Total nonperforming portfolio assets(a)(b)	$487	260	747	13	27
(a)Excludes $1 of nonaccrual loans held for sale and $1 of nonaccrual restructured loans held for sale.
(b)Includes $23 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $14 are restructured nonaccrual government insured commercial loans.

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	December 31, 2019
Commercial loans and leases:
Commercial and industrial loans	$338
Commercial mortgage owner-occupied loans	29
Commercial mortgage nonowner-occupied loans	1
Commercial construction loans	1
Commercial leases	28
Total nonaccrual portfolio commercial loans and leases	397
Residential mortgage loans	91
Consumer loans:
Home equity	94
Indirect secured consumer loans	7
Credit card	27
Other consumer loans	2
Total nonaccrual portfolio consumer loans	130
Total nonaccrual portfolio loans and leases(a)(b)	$618
OREO and other repossessed property	62
Total nonperforming portfolio assets(a)(b)	$680
(a)Excludes $7 of nonaccrual loans and leases held for sale.
(b)Includes $16 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $11 are restructured nonaccrual government insured commercial loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $156 million and $212 million as of June 30, 2020 and December 31, 2019, respectively.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 4 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $76 million and $66 million, respectively, as of June 30, 2020 compared with $41 million and $58 million, respectively, as of December 31, 2019.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2020 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	33	$107	14	—
Commercial mortgage owner-occupied loans	17	12	—	—
Commercial mortgage nonowner-occupied loans	9	14	—	—
Commercial construction	2	21	1	—
Residential mortgage loans	109	13	1	—
Consumer loans:
Home equity	21	2	—	—
Indirect secured consumer loans	20	—	—	—
Credit card	973	5	2	—
Total portfolio loans	1,184	$174	18	—
(a)Excludes all loans and leases held for sale.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	25	$62	(9)	5
Commercial mortgage owner-occupied loans	6	5	—	—
Residential mortgage loans	139	17	—	—
Consumer loans:
Home equity	16	1	—	—
Indirect secured consumer loans	9	—	—	—
Credit card	1,374	8	2	1
Total portfolio loans	1,569	$93	(7)	6
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2020 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	63	$176	24	—
Commercial mortgage owner-occupied loans	28	19	—	—
Commercial mortgage nonowner-occupied loans	12	22	—	—
Commercial construction	3	21	1	—
Residential mortgage loans	293	37	1	—
Consumer loans:
Home equity	42	4	(1)	—
Indirect secured consumer loans	42	—	—	—
Credit card	2,857	15	6	—
Total portfolio loans	3,340	$294	31	—
(a)Excludes all loans and leases held for sale.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2019 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	38	$96	(14)	5
Commercial mortgage owner-occupied loans	9	9	—	—
Residential mortgage loans	275	35	—	—
Consumer loans:
Home equity	37	2	—	—
Indirect secured consumer loans	38	—	—	—
Credit card	2,783	16	4	2
Total portfolio loans	3,180	$158	(10)	7
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual evaluation for an ALLL, the applicable commercial models are applied for purposes of determining the ALLL as well as qualitatively assessing whether those loans are reasonably expected to be further restructured prior to their maturity date and, if so, the impact such a restructuring would have on the remaining contractual life of the loans. When a residential mortgage, home equity, indirect secured consumer or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the expected credit loss is generally limited to the expected net proceeds from the sale of the loan’s underlying

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
collateral and any resulting collateral shortfall is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes an ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2020 and 2019 and were within 12 months of the restructuring date:

June 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$4
Commercial mortgage owner-occupied loans	5	1
Commercial mortgage nonowner-occupied loans	1	4
Residential mortgage loans	25	4
Consumer loans:
Home equity	2	—
Indirect secured consumer loans	3	—
Credit card	16	—
Total portfolio loans	58	$13
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

June 30, 2019 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	5	$1
Commercial mortgage owner-occupied loans	2	1
Residential mortgage loans	53	8
Consumer loans:
Home equity	1	—
Credit card	253	1
Total portfolio loans	314	$11
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2020 and 2019 and were within 12 months of the restructuring date:

June 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$4
Commercial mortgage owner-occupied loans	7	2
Commercial mortgage nonowner-occupied loans	2	9
Residential mortgage loans	72	10
Consumer loans:
Home equity	3	—
Indirect secured consumer loans	6	—
Credit card	217	1
Total portfolio loans	313	$26
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	7	$17
Commercial mortgage owner-occupied loans	2	1
Residential mortgage loans	129	20
Consumer loans:
Home equity	5	—
Credit card	536	3
Total portfolio loans	679	$41
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

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

Since announcing its COVID-19 hardship relief programs and through June 30, 2020, the Bancorp has provided payment relief assistance to over 150,000 customers, including providing payment deferrals or forbearances on over 4,000 commercial loans and leases, over 115,000 consumer and owned residential mortgage loans and over 36,000 residential mortgage loans serviced for others.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of portfolio loans and leases as of June 30, 2020, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

	Number of Loans Enrolled in Programs(a)	Principal Balance of Loans Enrolled in Programs(b)	Balances of Accounts Enrolled in Programs that Were Past Due Prior to Pandemic
June 30, 2020 ($ in millions)			30-89 Days	90 Days or More
Commercial loans:
Commercial and industrial loans	3,240	$1,442	1	—
Commercial mortgage owner-occupied loans	605	612	—	—
Commercial mortgage nonowner-occupied loans	187	1,021	—	—
Commercial construction loans	31	365	1	—
Commercial leases	93	111	—	—
Residential mortgage loans	7,290	1,472	55	112
Consumer loans:
Home equity	3,409	231	10	10
Indirect secured consumer loans	58,716	1,179	40	1
Credit card	35,616	164	7	2
Other consumer loans	10,174	113	3	—
Total portfolio loans and leases	119,361	$6,710	117	125
(a)Excludes portfolio loans and leases which have been fully repaid or as of June 30, 2020 and loans and leases which were withdrawn from the programs at the borrower's request.
(b)Includes $28 of commercial loans and $12 of home equity loans that were classified as a TDR due to having financial difficulty prior to the COVID-19 pandemic.

8. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2020	December 31, 2019
Land and improvements(a)	$616	639
Buildings(a)	1,573	1,575
Equipment	2,235	2,126
Leasehold improvements	446	432
Construction in progress(a)	93	85
Bank premises and equipment held for sale:
Land and improvements	28	8
Buildings	24	18
Equipment	1	1
Accumulated depreciation and amortization	(2,963)	(2,889)
Total bank premises and equipment	$2,053	1,995
(a)At June 30, 2020 and December 31, 2019, land and improvements, buildings and construction in progress included $56 and $51, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years (the “2018 Branch Optimization Plan”). As of June 30, 2020, the Bancorp expects the total number of branch closures under the 2018 Branch Optimization Plan to be approximately 126 branches, of which 97 branches have already been closed, with an additional four branches identified for closure in 2020. The Bancorp expects the additional branches to be closed under the 2018 Branch Optimization Plan in 2021.

As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the final location was closed in the first quarter of 2020. These 46 branches are not part of the aforementioned 2018 Branch Optimization Plan and are in addition to the branch in the Chicago market that the Bancorp closed in

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
November 2018. In addition, the Bancorp previously identified 11 other non-branch locations that it planned to sell that were acquired from MB Financial, Inc. These locations had a fair value, less cost to sell, of $15 million. Of these locations, seven have been sold as of June 30, 2020.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $12 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $14 million and $22 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that were assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

9. Operating Lease Equipment
Operating lease equipment was $809 million and $848 million at June 30, 2020 and December 31, 2019, respectively. The Bancorp recorded lease income of $39 million and $45 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended June 30, 2020 and 2019, respectively, and $78 million and $66 million during the six months ended June 30, 2020 and 2019, respectively. The Bancorp received payments of $80 million and $67 million related to operating leases during the six months ended June 30, 2020 and 2019, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount and $3 million of impairment losses associated with operating lease assets for the three and six months ended June 30, 2020, respectively, and did not recognize impairment losses for both the three and six months ended June 30, 2019. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2020 through 2025 and thereafter:

As of June 30, 2020 ($ in millions)	Undiscounted Cash Flows
Remainder of 2020	$78
2021	134
2022	105
2023	77
2024	46
2025	28
Thereafter	41
Total operating lease payments	$509

10. Lease Obligations – Lessee
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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$462	473
Finance lease right-of-use assets	Bank premises and equipment	96	34
Total right-of-use assets(a)		$558	507
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$543	555
Finance lease liabilities	Long-term debt	97	35
Total lease liabilities		$640	590
(a) Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $99 and $29, respectively, as of June 30, 2020, and $75 and $27, respectively, as of December 31, 2019.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2020	2019	2020	2019
Lease costs:
Amortization of right-of-use assets	Net occupancy and equipment expense	$2	2	3	3
Interest on lease liabilities	Interest on long-term debt	—	—	1	—
Total finance lease costs		$2	2	4	3
Operating lease cost	Net occupancy expense	$22	25	46	47
Short-term lease cost	Net occupancy expense	—	—	1	—
Variable lease cost	Net occupancy expense	7	8	14	16
Sublease income	Net occupancy expense	—	(1)	(1)	(2)
Total operating lease costs		$29	32	60	61
Total lease costs		$31	34	64	64

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $3 million and $7 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended June 30, 2020 and 2019, respectively, and $5 million and $7 million during the six months ended June 30, 2020 and 2019, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of June 30, 2020 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$44	9	53
2021	83	15	98
2022	78	15	93
2023	70	12	82
2024	62	12	74
2025	55	7	62
Thereafter	241	45	286
Total undiscounted cash flows	$633	115	748
Less: Difference between undiscounted cash flows and discounted cash flows	(90)	(18)	(108)
Present value of lease liabilities	$543	97	640

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

June 30, 2020
Weighted-average remaining lease term (years):
Operating leases	9.38
Finance leases	11.43
Weighted-average discount rate:
Operating leases	3.12%
Finance leases	2.25%

The following table presents information related to lease transactions for the six months ended:

($ in millions)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$47	47
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	2
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

The Bancorp completed its annual goodwill impairment test as of September 30, 2019 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill. During the first and second quarters of 2020, the Bancorp performed a qualitative assessment of its goodwill in consideration of the overall economic impact of the COVID-19 pandemic and the uncertainties it has introduced. Based upon this assessment, the Bancorp concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amounts.

Changes in the net carrying amount of goodwill, by reporting unit, for the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$1,380	1,655	215	193	—	3,443
Accumulated impairment losses	(750)	—	(215)	—	—	(965)
Net carrying value as of December 31, 2018	$630	1,655	—	193	—	2,478
Acquisition activity	1,324	391	—	62	—	1,777
Sale of business	—	—	—	(3)	—	(3)
Net carrying value as of December 31, 2019	$1,954	2,046	—	252	—	4,252
Acquisition activity	7	1	—	1	—	9
Net carrying value as of June 30, 2020	$1,961	2,047	—	253	—	4,261

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2020
Core deposit intangibles	$229	(94)	135
Customer relationships	29	(6)	23
Operating leases	21	(12)	9
Non-compete agreements	3	(2)	1
Other	4	(1)	3
Total intangible assets	$286	(115)	171
As of December 31, 2019
Core deposit intangibles	$229	(70)	159
Customer relationships	29	(6)	23
Operating leases	23	(9)	14
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$298	(97)	201

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2020, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $13 million and $14 million for the three months ended June 30, 2020 and 2019, respectively, and $29 million and $17 million for the six months ended June 30, 2020 and 2019, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2020. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2020 through 2024 is as follows:

($ in millions)	Total
Remainder of 2020	$26
2021	43
2022	33
2023	24
2024	16

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

Consolidated VIEs
The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	June 30, 2020	December 31, 2019
Assets:
Other short-term investments	$66	74
Indirect secured consumer loans	1,032	1,354
ALLL	(14)	(7)
Other assets	7	8
Total assets	$1,091	1,429
Liabilities:
Other liabilities	$2	2
Long-term debt	933	1,253
Total liabilities	$935	1,255

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,452	424	1,452
Private equity investments	91	—	171
Loans provided to VIEs	2,602	—	3,868
Lease pool entities	79	—	79

December 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,435	428	1,435
Private equity investments	89	—	164
Loans provided to VIEs	2,715	—	4,083
Lease pool entities	74	—	74

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

At both June 30, 2020 and December 31, 2019, the Bancorp’s CDC investments included $1.2 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $424 million and $428 million at June 30, 2020 and December 31, 2019, respectively. The unfunded commitments as of June 30, 2020 are expected to be funded from 2020 to 2035.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2020	2019	2020	2019
Proportional amortization	Applicable income tax expense	$27	37	$32	74
Tax credits and other benefits	Applicable income tax expense	(32)	(44)	(37)	(87)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2020 and 2019.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at June 30, 2020 and December 31, 2019, the Bancorp’s unfunded commitment amounts to the private equity funds were $80 million and $75 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $1 million and $5 million during the three months ended June 30, 2020 and 2019, respectively and $5 million and $7 million during the six months ended June 30, 2020 and 2019, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of June 30, 2020 and December 31, 2019, the Bancorp’s unfunded commitments to these entities were $1.3 billion and $1.4 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and six months ended June 30, 2020 and 2019. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Residential mortgage loan sales(a)	$3,063	1,654	6,018	2,815
Origination fees and gains on loan sales	95	37	176	62
Gross mortgage servicing fees	63	70	130	125
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2020	2019
Balance, beginning of period	$993	938
Servicing rights originated	101	57
Servicing rights purchased	30	26
Servicing rights obtained in acquisition	—	263
Changes in fair value:
Due to changes in inputs or assumptions(a)	(343)	(173)
Other changes in fair value(b)	(105)	(72)
Balance, end of period	$676	1,039
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Securities gains, net – non-qualifying hedges on MSRs	$—	2	3	5
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	11	117	361	177
MSR fair value adjustment due to changes in inputs or assumptions(a)	(12)	(116)	(343)	(173)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2020 and 2019 were as follows:

		June 30, 2020			June 30, 2019
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.8	12.4%	777	5.7	13.2%	497
Servicing rights	Adjustable	3.0	27.1%	725	—	—	—

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2020 and December 31, 2019, the Bancorp serviced $78.8 billion and $80.7 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2020, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

				Prepayment Speed Assumption				OAS Spread Assumption
		Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate			Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$668	3.8	20.1%	$(22)	(43)	(97)	784	$(16)	(31)
Servicing rights	Adjustable	8	3.4	23.4	(1)	(1)	(2)	934	—	—
(a)The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on these variations in the assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The Bancorp believes that variations of these levels are reasonably possible; however, there is the potential that adverse changes in key assumptions could be even greater. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract these sensitivities.

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

The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, forward starting interest rate swaps, options, swaptions and TBA securities. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a stated notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed-upon price. Swaptions are financial instruments granting the owner the right, but not the obligation, to enter into or cancel a swap.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2020 and December 31, 2019, the balance of collateral held by the Bancorp for derivative assets was $1.3 billion and $894 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $1.2 billion and $623 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $55 million and $17 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2020 and December 31, 2019, the balance of collateral posted by the Bancorp for derivative liabilities was $483 million and $347 million, respectively. Additionally, as of June 30, 2020 and December 31, 2019, $1.4 billion and $488 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2020 and December 31, 2019, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	616	—
Total fair value hedges		616	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	281	—
Interest rate swaps related to C&I loans	8,000	—	4
Total cash flow hedges		281	4
Total derivatives designated as qualifying hedging instruments		897	4
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,770	289	3
Forward contracts related to residential mortgage loans held for sale	4,085	4	19
Swap associated with the sale of Visa, Inc. Class B Shares	3,169	—	183
Foreign exchange contracts	315	—	3
Interest rate contracts for collateral management	12,000	1	—
Commercial loan trading	2	—	—
Total free-standing derivatives – risk management and other business purposes		294	208
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	79,392	1,514	312
Interest rate lock commitments	2,745	91	—
Commodity contracts	7,745	582	602
TBA securities	102	—	—
Foreign exchange contracts	13,253	212	168
Total free-standing derivatives – customer accommodation		2,399	1,082
Total derivatives not designated as qualifying hedging instruments		2,693	1,290
Total		$3,590	1,294
(a)Derivative assets and liabilities are presented net of variation margin of $60 and $1,318, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2019 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	393	—
Total fair value hedges		393	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	115	—
Interest rate swaps related to C&I loans	8,000	—	2
Total cash flow hedges		115	2
Total derivatives designated as qualifying hedging instruments		508	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,420	131	2
Forward contracts related to residential mortgage loans held for sale	2,901	1	5
Swap associated with the sale of Visa, Inc. Class B Shares	3,082	—	163
Foreign exchange contracts	195	—	5
Total free-standing derivatives – risk management and other business purposes		132	175
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	73,327	579	148
Interest rate lock commitments	907	18	—
Commodity contracts	8,525	271	270
TBA securities	50	—	—
Foreign exchange contracts	14,144	165	146
Total free-standing derivatives – customer accommodation		1,033	564
Total derivatives not designated as qualifying hedging instruments		1,165	739
Total		$1,673	741
(a)Derivative assets and liabilities are presented net of variation margin of $40 and $493, respectively.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2020, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2020 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2020	2019	2020	2019
Change in fair value of interest rate swaps hedging long- term debt	Interest on long-term debt	$(1)	89	226	143
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	2	(87)	(225)	(140)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2020
Carrying amount of the hedged items	Long-term debt	$3,319
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	626

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2020, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2020, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 54 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2020 and December 31, 2019, $841 million and $422 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2020, $212 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2020.

During both the three and six months ended June 30, 2020 and 2019, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Amount of pre-tax net gains recognized in OCI	$83	240	624	351
Amount of pre-tax net gains (losses) reclassified from OCI into net income	62	(1)	94	(3)

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

The Bancorp entered into certain interest rate swap contracts for the purpose of managing its collateral positions across the two derivatives clearinghouses. These interest rate swaps were perfectly offsetting positions that allowed the Bancorp to lower the cash posted as required initial margin at the clearinghouses, which reduced its credit exposure to the clearinghouses. Given that all relevant terms for these interest rate swaps are offsetting, these trades create no additional market risk for the Bancorp.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2020	2019	2020	2019
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$47	(5)	(11)	(5)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	11	117	361	177
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(6)	(3)	8	(5)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(29)	(22)	(51)	(52)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2020 and December 31, 2019, the total notional amount of the risk participation agreements was $3.8 billion and $3.9 billion, respectively, and the fair value was a liability of $9 million and $8 million at June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2020, the risk participation agreements had a weighted-average remaining life of 3.6 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2020	December 31, 2019
Pass	$3,537	3,841
Special mention	239	86
Substandard	9	16
Total	$3,785	3,943

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2020	2019	2020	2019
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$12	12	26	18
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(6)	(34)	(13)
Interest rate lock commitments	Mortgage banking net revenue	82	34	182	58
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	4	2	7	3
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	—	(1)	—
Commodity contracts for customers (credit losses)	Other noninterest expense	(1)	—	(1)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	14	12	26	24
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(3)	4	3	8
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	(1)	—

Offsetting Derivative Financial Instruments
The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place. However, for derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlements, the fair value of the respective derivative contracts is reported net of the variation margin payments.

Collateral amounts included in the tables below consist primarily of cash and highly rated government-backed securities and do not include variation margin payments for derivative contracts with legal rights of setoff for both periods shown.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of June 30, 2020 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$3,499	(756)	(869)	1,874
Total assets	3,499	(756)	(869)	1,874
Liabilities:
Derivatives	1,294	(756)	(103)	435
Total liabilities	$1,294	(756)	(103)	435
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2019 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,655	(417)	(504)	734
Total assets	1,655	(417)	(504)	734
Liabilities:
Derivatives	741	(417)	(97)	227
Total liabilities	$741	(417)	(97)	227
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

16. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$679	469
Derivative collateral	525	542
Other secured borrowings	81	—
Total other short-term borrowings	$1,285	1,011

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2020 and December 31, 2019, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

As of June 30, 2020, other secured borrowings consist of obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability on the balance sheet, regardless of the intent to repurchase the loans.

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

On May 5, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. The notes consisted of $500 million of 1.625% senior fixed-rate notes, with a maturity of three years, due on May 5, 2023; and $750 million of 2.55% senior fixed-rate notes, with a maturity of seven years, due on May 5, 2027. The 1.625% and 2.55% senior fixed-rate notes will be redeemable on or after

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
April 5, 2023 and April 5, 2027, respectively (the respective “Applicable Par Call Date”), in whole or in part, at any time and from time to time, at the Bancorp’s option at a redemption price equal to 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. Additionally, the 1.625% and 2.55% senior fixed-rate notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after November 2, 2020, and prior to the notes’ respective Applicable Par Call Date, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior fixed-rate notes being redeemed that would be due if the senior fixed-rate notes to be redeemed matured on their respective Applicable Par Call Date (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus either 25 basis points (for the 1.625% senior fixed-rate notes) or 35 basis points (for the 2.55% senior fixed-rate notes), as the case may be.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2020	December 31, 2019
Commitments to extend credit	$72,020	75,696
Forward contracts related to residential mortgage loans held for sale	4,085	2,901
Letters of credit	2,158	2,137
Purchase obligations	139	113
Capital expenditures	99	84
Capital commitments for private equity investments	80	75

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2020 and December 31, 2019, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $176 million and $144 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2020	December 31, 2019
Pass	$70,006	74,654
Special mention	1,216	633
Substandard	798	408
Doubtful	—	1
Total commitments to extend credit	$72,020	75,696

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2020:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)
Less than 1 year(a)	$1,118
1 - 5 years(a)	1,038
Over 5 years	2
Total letters of credit	$2,158
(a)Includes $2 and $4 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 -5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2020 and December 31, 2019, and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 66% of the total standby letters of credit were collateralized as of June 30, 2020 and December 31, 2019, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $35 million and $20 million at June 30, 2020 and December 31, 2019, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2020	December 31, 2019
Pass	$1,978	2,005
Special mention	60	20
Substandard	120	111
Doubtful	—	1
Total letters of credit	$2,158	2,137

At June 30, 2020 and December 31, 2019, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2020 and December 31, 2019, total VRDNs in which the Bancorp was the remarketing agent or that were supported by a Bancorp letter of credit were $414 million and $449 million, respectively, of which FTS acted as the remarketing agent to issuers on $414 million and $445 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $169 million and $187 million of the VRDNs remarketed by FTS, in addition to zero and $3 million, respectively, in VRDNs remarketed by third parties at both June 30, 2020 and December 31, 2019. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $3 million of these VRDNs in its portfolio and classified them as trading securities at June 30, 2020 and December 31, 2019, respectively.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $6 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2020 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended June 30, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $7 million and $4 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the six months ended June 30, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $13 million and $13 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2020 and 2019 were $9 million and $10 million, respectively. Total repurchase demand requests during the six months ended June 30, 2020 and 2019 were $19 million and $27 million, respectively. Total outstanding repurchase demand inventory was $4 million and $6 million at June 30, 2020 and December 31, 2019, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $17 million and $12 million at June 30, 2020 and December 31, 2019, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2020 and December 31, 2019.

Visa litigation
The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares (the “Class A Shares”) in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with its membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known or anticipated litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement for the Bancorp to recognize a liability equal to the fair value of the indemnification liability.

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date on which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient, Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2020, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $183 million at June 30, 2020 and $163 million at December 31, 2019. Refer to Note 15 and Note 23 for further information.

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

19. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 18 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the trial court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. On March 27, 2017, the Supreme Court of the United States denied a petition for writ of certiorari seeking to review the Second Circuit’s decision. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining settlement funds paid by the Bancorp have been maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. However, the Settlement Agreement also provided that if between 15% and 25% of class members (by payment volume) opted out of the class, up to $700 million of the additional settlement funds would be returned to the defendants. It has now been determined that more than 25% of the class members have elected to opt out of the Amended Settlement Agreement, and, therefore, $700 million of the additional $900 million has been returned to the defendants. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 18 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys' fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. The plaintiffs’ motion for class certification was filed on April 20, 2020. No trial date has been set.

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denied all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. The case will now return to the trial court for further adjudication of the lone surviving claim.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. Fifth Third has filed a motion to transfer venue to the United States District Court for the Southern District of Ohio. The Bancorp is also subject to other consumer class actions related to the alleged opening of unauthorized accounts.

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action against Fifth Third Bancorp, Fifth Third President and Chief Executive Officer Greg D. Carmichael, and Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys' fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for plaintiff.

On July 31, 2020, a second putative shareholder class action captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding the alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc.

In addition, shareholder derivative lawsuits have been filed on behalf of the Bancorp alleging certain claims relating to an alleged improper cross-selling strategy. The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) as well as a demand that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $86 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Income Taxes
The applicable income tax expense was $49 million and $124 million for the three months ended June 30, 2020 and 2019, respectively, and $61 million and $344 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 were 19.9% and 21.5%, respectively, and 20.4% and 21.9% for the six months ended June 30, 2020 and 2019, respectively. The decreases in the effective tax rates for both the three and six months ended June 30, 2020 compared to the same periods in the prior year were primarily related to decreases in actual and forecasted income before income taxes.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

21. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$602	(146)	456
Net unrealized gains on available-for-sale debt securities	602	(146)	456	1,694	456	2,150

Unrealized holding gains on cash flow hedge derivatives arising during period	83	(17)	66
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(62)	13	(49)
Net unrealized gains on cash flow hedge derivatives	21	(4)	17	824	17	841

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(41)	1	(40)
Total	$624	(150)	474	2,477	474	2,951

	Total OCI			Total AOCI
June 30, 2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$758	(181)	577
Net unrealized gains on available-for-sale debt securities	758	(181)	577	204	577	781

Unrealized holding gains on cash flow hedge derivatives arising during period	240	(50)	190
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	1	—	1
Net unrealized gains on cash flow hedge derivatives	241	(50)	191	249	191	440

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(44)	1	(43)
Total	$1,000	(231)	769	409	769	1,178

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,757	(419)	1,338
Net unrealized gains on available-for-sale debt securities	1,757	(419)	1,338	812	1,338	$2,150

Unrealized holding gains on cash flow hedge derivatives arising during period	624	(131)	493
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(94)	20	(74)
Net unrealized gains on cash flow hedge derivatives	530	(111)	419	422	419	841

Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	3	(1)	2	(42)	2	(40)
Total	$2,290	(531)	1,759	1,192	1,759	2,951

	Total OCI			Total AOCI
June 30, 2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,319	(312)	1,007
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	1	—	1
Net unrealized gains on available-for-sale debt securities	1,320	(312)	1,008	(227)	1,008	781

Unrealized holding gains on cash flow hedge derivatives arising during period	351	(74)	277
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	3	—	3
Net unrealized gains on cash flow hedge derivatives	354	(74)	280	160	280	440

Reclassification of amounts to net periodic benefit costs	2	—	2
Defined benefit pension plans, net	2	—	2	(45)	2	(43)
Total	$1,676	(386)	1,290	(112)	1,290	1,178

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2020	2019	2020	2019
Net unrealized gains on available-for-sale debt securities:(b)
Net losses included in net income	Securities (losses) gains, net	$—	—	—	(1)
	Income before income taxes	—	—	—	(1)
	Applicable income tax expense	—	—	—	—
	Net income	—	—	—	(1)
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	62	(1)	94	(3)
	Income before income taxes	62	(1)	94	(3)
	Applicable income tax expense	(13)	—	(20)	—
	Net income	49	(1)	74	(3)
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(1)	(1)	(3)	(2)
	Income before income taxes	(1)	(1)	(3)	(2)
	Applicable income tax expense	—	—	1	—
	Net income	(1)	(1)	(2)	(2)

Total reclassifications for the period	Net income	$48	(2)	72	(6)
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
22. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2020			2019
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$163			$427
Less: Income allocated to participating securities	1			4
Net income allocated to common shareholders	$162	715	$0.23	$423	738	$0.57
Earnings Per Diluted Share:
Net income available to common shareholders	$163			$427
Effect of dilutive securities:
Stock-based awards	—	3		—	10
Net income available to common shareholders plus assumed conversions	163			427
Less: Income allocated to participating securities	1			4
Net income allocated to common shareholders plus assumed conversions	$162	718	$0.23	$423	748	$0.57

	2020			2019
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$193			$1,187
Less: Income allocated to participating securities	2			11
Net income allocated to common shareholders	$191	714	$0.27	$1,176	700	$1.68
Earnings Per Diluted Share:
Net income available to common shareholders	$193			$1,187
Effect of dilutive securities:
Stock-based awards	—	5		—	9
Net income available to common shareholders plus assumed conversions	193			1,187
Less: Income allocated to participating securities	2			11
Net income allocated to common shareholders plus assumed conversions	$191	719	$0.27	$1,176	709	$1.66

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2020 excludes 8 million and 6 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2019 excludes 2 million and 3 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$78	—	—	78
Obligations of states and political subdivisions securities	—	17	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	13,909	—	13,909
Agency commercial mortgage-backed securities	—	17,891	—	17,891
Non-agency commercial mortgage-backed securities	—	3,441	—	3,441
Asset-backed securities and other debt securities	—	2,715	—	2,715
Available-for-sale debt and other securities(a)	78	37,973	—	38,051
Trading debt securities:
U.S. Treasury and federal agency securities	68	26	—	94
Obligations of states and political subdivisions securities	—	22	—	22
Agency residential mortgage-backed securities	—	42	—	42
Asset-backed securities and other debt securities	—	368	—	368
Trading debt securities	68	458	—	526
Equity securities	263	10	—	273
Residential mortgage loans held for sale	—	840	—	840
Residential mortgage loans(b)	—	—	185	185
Commercial loans held for sale	—	15	—	15
Servicing rights	—	—	676	676
Derivative assets:
Interest rate contracts	4	2,694	98	2,796
Foreign exchange contracts	—	212	—	212
Commodity contracts	114	468	—	582
Derivative assets(c)	118	3,374	98	3,590
Total assets	$527	42,670	959	44,156
Liabilities:
Derivative liabilities:
Interest rate contracts	$19	310	9	338
Foreign exchange contracts	—	171	—	171
Equity contracts	—	—	183	183
Commodity contracts	29	573	—	602
Derivative liabilities(d)	48	1,054	192	1,294
Short positions:
U.S. Treasury and federal agency securities	109	—	—	109
Asset-backed securities and other debt securities	—	204	—	204
Short positions(d)	109	204	—	313
Total liabilities	$157	1,258	192	1,607
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $68, $478 and $2, respectively, at June 30, 2020.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Condensed Consolidated Balance Sheets.
(d)Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	—	—	75
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	14,115	—	14,115
Agency commercial mortgage-backed securities	—	15,693	—	15,693
Non-agency commercial mortgage-backed securities	—	3,365	—	3,365
Asset-backed securities and other debt securities	—	2,206	—	2,206
Available-for-sale debt and other securities(a)	75	35,397	—	35,472
Trading debt securities:
U.S. Treasury and federal agency securities	2	—	—	2
Obligations of states and political subdivisions securities	—	9	—	9
Agency residential mortgage-backed securities	—	55	—	55
Asset-backed securities and other debt securities	—	231	—	231
Trading debt securities	2	295	—	297
Equity securities	554	10	—	564
Residential mortgage loans held for sale	—	1,264	—	1,264
Residential mortgage loans(b)	—	—	183	183
Servicing rights	—	—	993	993
Derivative assets:
Interest rate contracts	1	1,218	18	1,237
Foreign exchange contracts	—	165	—	165
Commodity contracts	37	234	—	271
Derivative assets(c)	38	1,617	18	1,673
Total assets	$669	38,583	1,194	40,446
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	144	8	157
Foreign exchange contracts	—	151	—	151
Equity contracts	—	—	163	163
Commodity contracts	17	253	—	270
Derivative liabilities(d)	22	548	171	741
Short positions:
U.S. Treasury and federal agency securities	49	—	—	49
Asset-backed securities and other debt securities	—	100	—	100
Short positions(d)	49	100	—	149
Total liabilities	$71	648	171	890
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $76, $478 and $2, respectively, at December 31, 2019.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Condensed Consolidated Balance Sheets.
(d)Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2020 and December 31, 2019, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at June 30, 2020 was $91 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $13 million and $24 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $17 million and $35 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $9 million and $18 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $9 million and $18 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Short positions
Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs and therefore are classified within Level 2 of the valuation hierarchy. Level 2 securities may include agency residential mortgage-backed securities and asset-backed and other debt securities.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$185	685	61	(171)	760
Total (losses) gains (realized/unrealized):(d)
Included in earnings	(2)	(70)	83	(29)	(18)
Purchases/originations	—	61	5	—	66
Settlements	(20)	—	(60)	17	(63)
Transfers into Level 3(b)	22	—	—	—	22
Balance, end of period	$185	676	89	(183)	767
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2020(c)	$(2)	(23)	85	(29)	31
(a)Net interest rate derivatives include derivative assets and liabilities of $98 and $9, respectively, as of June 30, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$190	1,141	2	(143)	1,190
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(161)	34	(22)	(150)
Purchases/originations	—	59	—	—	59
Settlements	(8)	—	(31)	14	(25)
Transfers into Level 3(b)	11	—	—	—	11
Balance, end of period	$192	1,039	5	(151)	1,085
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2019(c)	$(1)	(127)	14	(22)	(136)
(a)Net interest rate derivatives include derivative assets and liabilities of $14 and $9, respectively, as of June 30, 2019.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(d)
Included in earnings	2	(448)	186	(51)	(311)
Purchases/originations	—	131	4	—	135
Settlements	(29)	—	(111)	31	(109)
Transfers into Level 3(b)	29	—	—	—	29
Balance, end of period	$185	676	89	(183)	767
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2020(c)	$2	(331)	93	(51)	(287)
(a)Net interest rate derivatives include derivative assets and liabilities of $98 and $9, respectively, as of June 30, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(245)	58	(52)	(240)
Purchases/originations	—	346	(1)	—	345
Settlements	(12)	—	(51)	26	(37)
Transfers into Level 3(b)	26	—	—	—	26
Balance, end of period	$192	1,039	5	(151)	1,085
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2019(c)	$(1)	(196)	25	(52)	(224)
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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Mortgage banking net revenue	$10	(129)	(261)	(189)
Commercial banking revenue	1	1	1	1
Other noninterest income	(29)	(22)	(51)	(52)
Total losses	$(18)	(150)	(311)	(240)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2020 and 2019 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019
Mortgage banking net revenue	$59	(115)	(237)	(173)
Commercial banking revenue	1	1	1	1
Other noninterest income	(29)	(22)	(51)	(52)
Total (losses) gains	$31	(136)	(287)	(224)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$185	Loss rate model	Interest rate risk factor	(7.4)	-	11.6%		0.7%	(a)
			Credit risk factor	—	-	26.4%		0.4%	(a)
							(Fixed)	20.1%	(b)
Servicing rights	676	DCF	Prepayment speed	0.5	-	99.6%	(Adjustable)	23.4%	(b)
							(Fixed)	784	(b)
			OAS (bps)	536	-	1,386	(Adjustable)	934	(b)
IRLCs, net	91	DCF	Loan closing rates	7.2	-	97.2%		65.7%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(183)	DCF	Timing of the resolution of the Covered Litigation	Q3 2022	-	Q2 2024	Q1 2023		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of June 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$192	Loss rate model	Interest rate risk factor	(9.5)	-	5.3%		(0.2)%
			Credit risk factor	—	-	34.5%		0.6%
							(Fixed)	13.2%
Servicing rights	1,039	DCF	Prepayment speed	1	-	97.0%	(Adjustable)	23.5%
							(Fixed)	561
			OAS (bps)	441	-	1,513	(Adjustable)	909
IRLCs, net	14	DCF	Loan closing rates	6.6	-	96.6%		78.4%
Swap associated with the sale of Visa, Inc. Class B Shares	(151)	DCF	Timing of the resolution of the Covered Litigation	Q2 2021	-	Q4 2023	Q1 2022

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2020 and 2019, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2020 and 2019, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Commercial loans held for sale	$—	37	17	54	(1)	(4)
Commercial and industrial loans	—	—	501	501	(107)	(143)
Commercial mortgage loans	—	—	57	57	(4)	(33)
Commercial leases	—	—	11	11	(7)	(16)
Consumer loans	—	—	186	186	2	3
OREO	—	—	18	18	(1)	(6)
Bank premises and equipment	—	—	14	14	(12)	(14)
Operating lease equipment	—	—	10	10	—	(3)
Private equity investments	—	—	70	70	—	(9)
Total	$—	37	884	921	(130)	(225)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Commercial and industrial loans	$—	—	140	140	(14)	(34)
Commercial mortgage loans	—	—	11	11	1	1
Commercial leases	—	—	15	15	(11)	(12)
OREO	—	—	13	13	(1)	(3)
Bank premises and equipment	—	—	27	27	(2)	(22)
Private equity investments	—	17	2	19	4	6
Total	$—	17	208	225	(23)	(64)

The following tables present information as of June 30, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
	1	Appraised value	Appraised value	NM	NM
Commercial and industrial loans	501	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	57	Appraised value	Collateral value	NM	NM
Commercial leases	11	Appraised value	Collateral value	NM	NM
Consumer loans	186	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	14	Appraised value	Appraised value	NM	NM
Operating lease equipment	10	Appraised value	Appraised value	NM	NM
Private equity investments	70	Comparable company analysis	Market comparable transactions	NM	NM

As of June 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$140	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	11	Appraised value	Collateral value	NM	NM
Commercial leases	15	Appraised value	Collateral value	NM	NM
OREO	13	Appraised value	Appraised value	NM	NM
Bank premises and equipment	27	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale as of June 30, 2020, resulting in fair value adjustments totaling $1 million and $4 million during the three and six months ended June 30, 2020, respectively. These valuations were based either on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy) or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized an immaterial amount of gains on the sale of certain commercial loans held for sale during both the three and six months ended June 30, 2020.

Portfolio loans and leases
During the three and six months ended June 30, 2020 and 2019, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When the loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

OREO
During the three and six months ended June 30, 2020 and 2019, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount and $2 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans, during both the three and six months ended June 30, 2020 compared to an immaterial amount and $1 million in losses during the three and six months ended June 30, 2019, respectively. These losses also included $1 million and $4 million for the three and six months ended June 30, 2020, respectively, and $1 million and $2 million for the three and six months ended June 30, 2019, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank premises and equipment
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. For further information on bank premises and equipment, refer to Note 8.

Operating lease equipment
The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and, as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy.

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains resulting from observable price changes during the three and six months ended June 30, 2020 and recognized gains of $6 million and $11 million, respectively, resulting from observable price changes during the three and six months ended June 30, 2019. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2020 includes a cumulative $47 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of zero and $9 million for the three and six months ended June 30, 2020, respectively, compared to $2 million and $5 million for the three and six months ended June 30, 2019, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2020 includes a cumulative $26 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

Fair Value Option
The Bancorp elected to measure certain residential mortgage and commercial loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Electing to measure certain commercial loans held for sale at fair value reduces certain timing differences and better reflects changes in fair value of these assets that are expected to be sold in the short term. Management’s intent to sell residential mortgage or commercial loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2020 and 2019 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $45 million and $36 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at both June 30, 2020 and 2019 for which the fair value option was elected included gains of an immaterial amount. These gains are reported in commercial banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both June 30, 2020 and December 31, 2019. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value were zero at June 30, 2020. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

June 30, 2020 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,025	980	45
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	1	1	—
Commercial loans measured at fair value	15	15	—
December 31, 2019
Residential mortgage loans measured at fair value	$1,447	1,410	37
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	1	1	—

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2020 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,221	3,221	—	—	3,221
Other short-term investments	28,243	28,243	—	—	28,243
Other securities	548	—	548	—	548
Held-to-maturity securities	16	—	—	16	16
Loans and leases held for sale	57	—	—	57	57
Portfolio loans and leases:
Commercial and industrial loans	54,672	—	—	54,431	54,431
Commercial mortgage loans	10,860	—	—	10,713	10,713
Commercial construction loans	5,381	—	—	5,538	5,538
Commercial leases	3,019	—	—	2,796	2,796
Residential mortgage loans	15,945	—	—	17,551	17,551
Home equity	5,442	—	—	5,895	5,895
Indirect secured consumer loans	12,224	—	—	12,168	12,168
Credit card	1,884	—	—	2,034	2,034
Other consumer loans	2,745	—	—	2,962	2,962
Total portfolio loans and leases, net	$112,172	—	—	114,088	114,088
Financial liabilities:
Deposits	$156,946	—	156,959	—	156,959
Federal funds purchased	262	262	—	—	262
Other short-term borrowings	1,285	—	1,285	—	1,285
Long-term debt	16,327	16,829	965	—	17,794

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2019 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,278	3,278	—	—	3,278
Other short-term investments	1,950	1,950	—	—	1,950
Other securities	556	—	556	—	556
Held-to-maturity securities	17	—	—	17	17
Loans and leases held for sale	136	—	—	136	136
Portfolio loans and leases:
Commercial and industrial loans	49,981	—	—	51,128	51,128
Commercial mortgage loans	10,876	—	—	10,823	10,823
Commercial construction loans	5,045	—	—	5,249	5,249
Commercial leases	3,346	—	—	3,133	3,133
Residential mortgage loans	16,468	—	—	17,509	17,509
Home equity	6,046	—	—	6,315	6,315
Indirect secured consumer loans	11,485	—	—	11,331	11,331
Credit card	2,364	—	—	2,774	2,774
Other consumer loans	2,683	—	—	2,866	2,866
Unallocated ALLL	(121)	—	—	—	—
Total portfolio loans and leases, net	$108,173	—	—	111,128	111,128
Financial liabilities:
Deposits	$127,062	—	127,059	—	127,059
Federal funds purchased	260	260	—	—	260
Other short-term borrowings	1,011	—	1,011	—	1,011
Long-term debt	14,970	15,244	700	—	15,944

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Both the reduced charge on assets and credit on deposits were partially offset by wider liquidity premiums applied during the second quarter of 2020. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the six months ended June 30, 2020.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,122 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Insurance Agency; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Insurance Agency assists clients with their financial and risk management needs. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients, including middle market businesses, nonprofits, states and municipalities.

The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2020 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$570	513	92	51	(26)		—		1,200
Provision for (benefit from) credit losses	457	52	10	(1)	(33)		—		485
Net interest income after provision for credit losses	113	461	82	52	7		—		715
Noninterest income:
Service charges on deposits	79	42	—	—	1		—		122
Commercial banking revenue	136	1	—	1	(1)		—		137
Wealth and asset management revenue	1	39	—	115	—		(35)	(a)	120
Mortgage banking net revenue	—	2	96	1	—		—		99
Card and processing revenue	11	68	—	—	3		—		82
Leasing business revenue	57	—	—	—	—		—		57
Other noninterest income(b)	10	15	2	4	(19)		—		12
Securities gains, net	—	—	—	—	21		—		21
Securities gains, net – non-qualifying hedges on MSRs	—	—	—	—	—		—		—
Total noninterest income	294	167	98	121	5		(35)		650
Noninterest expense:
Compensation and benefits	129	161	53	50	234		—		627
Technology and communications	3	1	2	—	84		—		90
Net occupancy expense(d)	8	44	2	3	25		—		82
Leasing business expense	33	—	—	—	—		—		33
Equipment expense	7	10	—	—	15		—		32
Card and processing expense	2	28	—	—	(1)		—		29
Marketing expense	2	5	1	—	12		—		20
Other noninterest expense	221	205	62	69	(314)		(35)		208
Total noninterest expense	405	454	120	122	55		(35)		1,121
Income (loss) before income taxes	2	174	60	51	(43)		—		244
Applicable income tax expense (benefit)	(10)	36	12	11	—		—		49
Net income (loss)	12	138	48	40	(43)		—		195
Total goodwill	$1,961	2,047	—	253	—		—		4,261
Total assets	$76,437	77,219	26,451	11,680	11,119	(c)	—		202,906
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $12 for branches and land. For more information, refer to Note 8 and Note 23.
(c)Includes bank premises and equipment of $53 classified as held for sale. For more information, refer to Note 8.
(d)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information, refer to Note 10.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$629	620	83	48	(135)		—		1,245
Provision for (benefit from) credit losses	25	55	7	—	(2)		—		85
Net interest income after provision for credit losses	604	565	76	48	(133)		—		1,160
Noninterest income:
Service charges on deposits	82	63	—	—	(2)		—		143
Commercial banking revenue	105	1	—	—	1		—		107
Wealth and asset management revenue	1	40	—	117	—		(36)	(a)	122
Mortgage banking net revenue	—	1	62	—	—		—		63
Card and processing revenue	18	73	—	1	—		—		92
Leasing business revenue	76	—	—	—	—		—		76
Other noninterest income(b)	19	24	3	—	1		—		47
Securities gains, net	—	—	—	—	8		—		8
Securities gains, net – non-qualifying hedges on MSRs	—	—	2	—	—		—		2
Total noninterest income	301	202	67	118	8		(36)		660
Noninterest expense:
Compensation and benefits	119	152	52	57	261		—		641
Technology and communications	3	1	2	—	130		—		136
Net occupancy expense	7	43	3	3	32		—		88
Leasing business expense	38	—	—	—	—		—		38
Equipment expense	6	12	—	—	15		—		33
Card and processing expense	2	32	—	—	—		—		34
Marketing expense	2	18	1	1	19		—		41
Other noninterest expense	243	209	60	74	(318)		(36)		232
Total noninterest expense	420	467	118	135	139		(36)		1,243
Income (loss) before income taxes	485	300	25	31	(264)		—		577
Applicable income tax expense (benefit)	90	63	5	7	(41)		—		124
Net income (loss)	395	237	20	24	(223)		—		453
Total goodwill	$630	1,655	—	190	1,809	(d)	—		4,284
Total assets	$74,033	69,577	25,506	9,841	(10,155)	(c)	—		168,802
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $2 for branches and land. For more information, refer to Note 8 and Note 23.
(c)Includes bank premises and equipment of $70 classified as held for sale. For more information, refer to Note 8.
(d)The Bancorp was in the process of completing its analysis of the allocation of the goodwill across its four business segments; therefore, goodwill was presented as part of General Corporate and Other as of June 30, 2019.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,078		1,017	181	88	65		—		2,429
Provision for credit losses	502		114	23	—	486		—		1,125
Net interest income after provision for credit losses	576		903	158	88	(421)		—		1,304
Noninterest income:
Service charges on deposits	162		107	—	1	—		—		270
Commercial banking revenue	260		2	—	1	(2)		—		261
Wealth and asset management revenue	2		84	—	244	—		(75)	(a)	255
Mortgage banking net revenue	—		4	213	2	—		—		219
Card and processing revenue	26		133	—	1	7		—		167
Leasing business revenue	131	(c)	—	—	—	—		—		131
Other noninterest income(b)	(1)		34	6	9	(30)		—		18
Securities losses, net	—		—	—	—	(3)		—		(3)
Securities gains, net – non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	580		364	222	258	(28)		(75)		1,321
Noninterest expense:
Compensation and benefits	278		330	104	112	450		—		1,274
Technology and communications	6		1	5	—	171		—		183
Net occupancy expense(e)	15		87	5	6	51		—		164
Leasing business expense	68		—	—	—	—		—		68
Equipment expense	14		21	—	—	29		—		64
Card and processing expense	4		58	—	—	(2)		—		60
Marketing expense	4		17	2	1	27		—		51
Other noninterest expense	495		426	128	147	(664)		(75)		457
Total noninterest expense	884		940	244	266	62		(75)		2,321
Income (loss) before income taxes	272		327	136	80	(511)		—		304
Applicable income tax expense (benefit)	35		69	29	16	(88)		—		61
Net income (loss)	237		258	107	64	(423)		—		243
Total goodwill	$1,961		2,047	—	253	—		—		4,261
Total assets	$76,437		77,219	26,451	11,680	11,119	(d)	—		202,906
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $14 for branches and land. For more information, refer to Note 8 and Note 23.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 9 and Note 23.
(d)Includes bank premises and equipment of $53 classified as held for sale. For more information, refer to Note 8.
(e)Includes impairment losses and termination charges of $5 for ROU assets related to certain operating leases. For more information, refer to Note 10.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,138	1,204	146	97	(258)		—		2,327
Provision for credit losses	46	107	20	—	2		—		175
Net interest income after provision for credit losses	1,092	1,097	126	97	(260)		—		2,152
Noninterest income:
Service charges on deposits	149	127	—	—	(2)		—		274
Commercial banking revenue	207	2	—	—	—		—		209
Wealth and asset management revenue	1	76	—	226	—		(69)	(a)	234
Mortgage banking net revenue	—	2	117	—	—		—		119
Card and processing revenue	32	137	—	2	—		—		171
Leasing business revenue	108	—	—	—	—		—		108
Other noninterest income(b)	30	42	7	5	532		—		616
Securities gains, net	—	—	—	—	25		—		25
Securities gains, net – non-qualifying hedges on MSRs	—	—	5	—	—		—		5
Total noninterest income	527	386	129	233	555		(69)		1,761
Noninterest expense:
Compensation and benefits	227	295	97	113	519		—		1,251
Technology and communications	5	2	4	1	207		—		219
Net occupancy expense	14	86	5	7	52		—		164
Leasing business expense	57	—	—	—	—		—		57
Equipment expense	12	24	—	—	27		—		63
Card and processing expense	4	61	—	—	(1)		—		64
Marketing expense	3	32	2	2	38		—		77
Other noninterest expense	454	407	112	144	(602)		(69)		446
Total noninterest expense	776	907	220	267	240		(69)		2,341
Income before income taxes	843	576	35	63	55		—		1,572
Applicable income tax expense	156	121	7	14	46		—		344
Net income	687	455	28	49	9		—		1,228
Total goodwill	$630	1,655	—	190	1,809	(d)	—		4,284
Total assets	$74,033	69,577	25,506	9,841	(10,155)	(c)	—		168,802
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $22 for branches and land. For more information, refer to Note 8 and Note 23.
(c)Includes bank premises and equipment of $70 classified as held for sale. For more information, refer to Note 8.
(d)The Bancorp was in the process of completing its analysis of the allocation of the goodwill across its four business segments; therefore, goodwill was presented as part of General Corporate and Other as of June 30, 2019.

25. Subsequent Event
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $347 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends at an annual rate of 4.50% through but excluding September 30, 2025. From, and including, September 30, 2025 and for each dividend reset period thereafter, dividends will accrue on the Series L preferred stock, on a non-cumulative basis, at a rate equal to the five-year U.S. Treasury rate as of the most recent reset dividend determination date plus 4.215%. Subject to obtaining all required regulatory approvals, on any dividend payment date on or after September 30, 2025, the Bancorp may redeem the Series L preferred stock and the related depositary shares in whole or in part, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. In addition, the Series L preferred stock and the related depositary shares may be redeemed, subject to obtaining all required regulatory approvals, in whole but not in part, at any time, following the occurrence of a regulatory capital event, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series L preferred shares are not convertible into Bancorp common shares or any other securities.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
The following are changes to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 as updated by the Registrant’s subsequent Quarterly Report on Form 10-Q:

The Bancorp’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.
The Bancorp’s ability to pay dividends or repurchase stock is subject to regulatory requirements and expectations. As part of CCAR, the Bancorp’s capital plan is generally subject to an annual assessment by the FRB, and the FRB may object to the Bancorp’s capital plan if the Bancorp does not demonstrate an ability to maintain capital above the minimum regulatory capital ratios under baseline and stressful conditions throughout a nine-quarter planning horizon. On June 25, 2020, the Federal Reserve Board provided the Bancorp with an indicative stress capital buffer of 2.5%. The indicative stress capital buffer of 2.5% is the floor under the regulatory capital rules, and without the floor, the Bancorp estimates its buffer would have been approximately 2.1%. The Federal Reserve Board will provide the Bancorp with a final stress capital buffer by August 31, 2020. If the Bancorp is unable to maintain capital in excess of these levels, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock.

The Federal Reserve Board also took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the Federal Reserve Board is requiring large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income.

The Federal Reserve Board is also requiring large banking organizations, including the Bancorp, to reevaluate their longer-term capital plans, and such organizations will be required to update and resubmit their capital plans later this year to reflect current stresses caused by the COVID-19 pandemic. The Federal Reserve Board will conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

The COVID-19 pandemic creates significant risks and uncertainties for our business.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which the Bancorp is located or does business.

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

Among other relief programs, the Bancorp is participating in the SBA’s Paycheck Protection Program and has originated approximately 37,000 loans in the amount of $5.5 billion under the program as of June 30, 2020. Paycheck Protection Program loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bancorp faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to the Bancorp’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower.

The extent to which the COVID-19 pandemic impacts the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown and during which time the U.S. may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.

Financial disruption or a prolonged economic downturn could materially and adversely affect our business.
Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial events, we may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to our investments portfolio, the competitive environment and regulatory developments.

Fifth Third is exposed to reputational risk.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, inappropriate behavior or misconduct of employees, association with particular customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may result in negative public opinion at large (or with certain segments of the public) and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation.

Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information or other negative publicity that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action. Social activists are increasingly targeting financial firms with public criticism for their relationships with clients that are engaged in certain sensitive industries, including businesses whose products are or are perceived to be harmful to health or the social good. Activist criticism of Fifth Third’s relationships with clients in sensitive industries could potentially engender dissatisfaction among clients, customers, investors and employees with how Fifth Third addresses social concerns through business activities which could negatively affect our reputation.

Furthermore, investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as “ESG matters,” when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that we have not made sufficient progress on ESG matters.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2020.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 20, 2019.
3.2	Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 26, 2019.
3.3
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.3). Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 17, 2019.

3.4	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
4.1
Tenth Supplemental Indenture dated as of May 5, 2020 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020.

4.2	Form of 1.625% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020.
4.3	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 7, 2020

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)