Form 10-Q
period 2020-09-30
FIFTH THIRD BANCORP
filed 2020-11-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
There were 712,419,920 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2020.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies; and (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity.

Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
AFS: Available-For-Sale	GSE: United States Government Sponsored Enterprise
ALCO: Asset Liability Management Committee	HTM: Held-To-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
BPO: Broker Price Opinion	Condition and Results of Operations
bps: Basis Points	MSR: Mortgage Servicing Right
CCAR: Comprehensive Capital Analysis and Review	N/A: Not Applicable
CDC: Fifth Third Community Development Corporation	NII: Net Interest Income
CECL: Current Expected Credit Loss	NM: Not Meaningful
CET1: Common Equity Tier 1	OAS: Option-Adjusted Spread
CFPB: United States Consumer Financial Protection Bureau	OCC: Office of the Comptroller of the Currency
C&I: Commercial and Industrial	OCI: Other Comprehensive Income (Loss)
DCF: Discounted Cash Flow	OREO: Other Real Estate Owned
DTCC: Depository Trust & Clearing Corporation	OTTI: Other-Than-Temporary Impairment
DTI: Debt-to-Income Ratio	PCI: Purchased Credit Impaired
ERM: Enterprise Risk Management	PCD: Purchased Credit Deteriorated
ERMC: Enterprise Risk Management Committee	PPP: Paycheck Protection Program
EVE: Economic Value of Equity	RCC: Risk Compliance Committee
FASB: Financial Accounting Standards Board	ROU: Right-of-Use
FDIC: Federal Deposit Insurance Corporation	SAR: Stock Appreciation Right
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	SOFR: Secured Overnight Financing Rate
FICO: Fair Isaac Corporation (credit rating)	TBA: To Be Announced
FINRA: Financial Industry Regulatory Authority	TDR: Troubled Debt Restructuring
FNMA: Federal National Mortgage Association	TILA: Truth in Lending Act
FOMC: Federal Open Market Committee	U.S.: United States of America
FRB: Federal Reserve Bank	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: United States Department of Veterans Affairs
FTS: Fifth Third Securities	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note

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

TABLE 1: Selected Financial Data
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2020	2019	Change	2020	2019	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,170	1,242	(6)	$3,600	3,569	1
Net interest income (FTE)(a)(b)	1,173	1,246	(6)	3,610	3,582	1
Noninterest income	722	740	(2)	2,043	2,501	(18)
Total revenue (FTE)(a)	1,895	1,986	(5)	5,653	6,083	(7)
Provision for (benefit from) credit losses(c)	(15)	134	NM	1,110	310	258
Noninterest expense	1,161	1,159	—	3,482	3,499	—
Net income	581	549	6	823	1,778	(54)
Net income available to common shareholders	562	530	6	754	1,718	(56)
Common Share Data
Earnings per share - basic	$0.78	0.72	8	$1.05	2.40	(56)
Earnings per share - diluted	0.78	0.71	10	1.04	2.37	(56)
Cash dividends declared per common share	0.27	0.24	13	0.81	0.70	16
Book value per share	29.25	27.32	7	29.25	27.32	7
Market value per share	21.32	27.38	(22)	21.32	27.38	(22)
Financial Ratios
Return on average assets	1.14%	1.28	(11)	0.58%	1.47	(61)
Return on average common equity	10.7	10.7	-	4.9	12.7	(61)
Return on average tangible common equity(b)	13.8	14.2	(3)	6.5	16.5	(61)
Dividend payout	34.6	33.3	4	77.1	29.2	164
Average total Bancorp shareholders’ equity as a percent of average assets	11.33	12.43	(9)	11.71	11.99	(2)
Tangible common equity as a percent of tangible assets (excluding AOCI)(b)	6.99	8.21	(15)	6.99	8.21	(15)
Net interest margin(a)(b)	2.58	3.32	(22)	2.85	3.32	(14)
Net interest rate spread (a)(b)	2.42	2.93	(17)	2.62	2.92	(10)
Efficiency(a)(b)	61.3	58.4	5	61.6	57.5	7
Credit Quality
Net losses charged off	$101	99	2	$353	256	38
Net losses charged off as a percent of average portfolio loans and leases	0.35%	0.36	(3)	0.41%	0.32	28
ALLL as a percent of portfolio loans and leases	2.32	1.04	123	2.32	1.04	123
ACL as a percent of portfolio loans and leases(d)	2.49	1.19	109	2.49	1.19	109
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.84	0.47	79	0.84	0.47	79
Average Balances
Loans and leases, including held for sale	$114,613	110,666	4	$115,401	106,719	8
Securities and other short-term investments	66,091	38,188	73	54,021	37,369	45
Total assets	202,533	169,585	19	190,973	162,119	18
Transaction deposits(e)	148,567	114,541	30	136,293	109,396	25
Core deposits(f)	152,278	120,364	27	140,695	114,853	23
Wholesale funding(g)	21,762	22,492	(3)	22,441	22,772	(1)
Bancorp shareholders’ equity	22,952	21,087	9	22,364	19,430	15
Regulatory Capital(h)
CET1 capital	10.14%	9.56	6	10.14%	9.56	6
Tier I risk-based capital	11.64	10.81	8	11.64	10.81	8
Total risk-based capital	14.93	13.68	9	14.93	13.68	9
Tier I leverage	8.37	9.36	(11)	8.37	9.36	(11)
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 and $4 for the three months ended September 30, 2020 and 2019, respectively, and $10 and $13 for the nine months ended September 30, 2020 and 2019, respectively.
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
(h)Regulatory capital ratios as of September 30, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2020, the Bancorp had $202 billion in assets and operated 1,122 full-service banking centers and 2,414 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2020, net interest income on an FTE basis and noninterest income provided 62% and 38% of total revenue, respectively. For the nine months ended September 30, 2020, net interest income on an FTE basis and noninterest income provided 64% and 36% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

COVID-19 Global Pandemic
The COVID-19 pandemic has introduced significant economic uncertainty during the three and nine months ended September 30, 2020. To address concerns that COVID-19 may overwhelm the health care system, states across the U.S. declared lockdowns that restricted social gatherings and ordered temporary closures of businesses deemed non-essential. Despite the partial lifting of these measures in some of the states in the Bancorp’s geographic footprint, the recent fluctuations in the number of COVID-19 cases mean that it remains unknown when there will be a return to normal economic activity. During the third quarter of 2020, the Bancorp observed the impact of the pandemic on its business. The decline of asset prices, reduction in interest rates, widening of credit spreads, borrower and counterparty credit deterioration and market volatility had the most immediate negative impacts on current performance. Although the Bancorp is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact its future operating results.

As the cases of COVID-19 continued to rise, the disruption in the financial markets led the FRB to enact unprecedented policies to offset forced liquidations and restore liquidity in the financial markets. The FRB cut rates to the zero lower bound, announced unlimited purchases

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
of treasuries along with agency mortgage-backed securities and commercial mortgage-backed securities, and announced several facilities designed to support the smooth functioning of credit markets.

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

The CARES Act
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and has subsequently been amended several times. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expanded the SBA’s business loan guarantee program. Paycheck Protection Program loans were available to a broader range of entities than ordinary SBA loans, deferred principal and interest repayment and may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 public health emergency. The Federal Housing Administration, Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least December 31, 2020.

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

These facilities and programs are in various stages of development, and the Bancorp and the Bank currently, or may in the future participate in some of them, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity. For commercial and consumer customers, Fifth Third has provided a host of relief options, including loan covenant relief, loan maturity extensions, payment deferrals, forbearances and fee waivers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Paycheck Protection Program
As previously discussed, the Bancorp is participating in the SBA’s Paycheck Protection Program which was created by the CARES Act on March 27, 2020. As of September 30, 2020, the Bancorp held approximately 40,000 loans with a carrying amount of $5.2 billion under the program.

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

Preferred Stock Offering
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million. Each preferred share has a $25,000 liquidation preference.

For more information on the preferred stock offering, including disclosure on the redemption options, refer to Note 18 of the Notes to Condensed Consolidated Financial Statements.

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates will occur by the end of 2021. Although the full impact of such reforms and actions remains unclear, the Bancorp continues to prepare to transition from LIBOR to these alternative reference rates. In the United States, it is likely that LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”). There are risks inherent with the transition to any alternative rate such as SOFR as the rates may behave differently than LIBOR in reaction to monetary, market and economic events.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central bank and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

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

Key Performance Indicators
The Bancorp, as a banking institution, utilizes various key indicators of financial condition and operating results in managing and monitoring the performance of the business. In addition to traditional financial metrics, such as revenue and expense trends, the Bancorp monitors other financial measures that assist in evaluating growth trends, capital strength and operational efficiencies. The Bancorp analyzes these key performance indicators against its past performance, its forecasted performance and with the performance of its peer banking institutions. These indicators may change from time to time as the operating environment and businesses change.

The following are key performance indicators used by management to make operating decisions and evaluate capital utilization:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Efficiency Ratio: Noninterest expense divided by the sum of net interest income on an FTE basis (non-GAAP) and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Return on Average Assets: Net income annualized divided by quarterly average assets

Earnings Summary
The Bancorp’s net income available to common shareholders for the third quarter of 2020 was $562 million, or $0.78 per diluted share, which was net of $19 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2019 was $530 million, or $0.71 per diluted share, which was net of $19 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2020 was $754 million, or $1.04 per diluted share, which was net of $69 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2019 was $1.7 billion, or $2.37 per diluted share, which was net of $60 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended September 30, 2020, a decrease of $73 million compared to the same period in the prior year. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 141 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on total average loans and leases primarily as a result of decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity rates of 131 bps, 174 bps, 221 bps and 161 bps, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year. The net interest income impact of lower yields on average interest-earning assets was partially offset by decreases in rates paid on average interest-bearing liabilities of 90 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt rates of 102 bps, 99 bps and 64 bps, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans and average indirect secured consumer loans of $2.7 billion and $1.9 billion, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for the nine months ended September 30, 2020, an increase of $28 million compared to the same period in the prior year. Net interest income was positively impacted by decreases in the rates paid on average interest-bearing liabilities of 71 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt of 82 bps, 73 bps and 49 bps, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $5.1 billion, $2.1 billion and $1.5 billion, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on average interest-earning assets of 101 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on total average loans and leases primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity rates of 104 bps, 128 bps, 173 bps and 130 bps, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. Net interest income was also negatively impacted by increases in average interest checking deposits and average money market deposits of $10.6 billion and $4.1 billion, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. Net interest margin on an FTE basis (non-GAAP) was 2.58% and 2.85% for the three and nine months ended September 30, 2020, respectively, compared to 3.32% for both the comparable periods in the prior year.

Effective January 1, 2020, the Bancorp adopted ASU 2016-13 which established a new approach for estimating credit losses on certain types of financial instruments. The Bancorp recognized an initial increase to the ACL of approximately $653 million upon adoption of ASU 2016-13 on January 1, 2020, which included $171 million from the non-PCD loan portfolio resulting from the MB Financial, Inc. acquisition. The benefit from credit losses was $15 million and the provision for credit losses was $1.1 billion for the three and nine months ended September 30, 2020, respectively, compared to the provision for credit losses of $134 million and $310 million during the same periods in the prior year. The decrease in provision expense for the three months ended September 30, 2020 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL from the second quarter of 2020 including improved economic forecasts, improved consumer credit quality and lower period-end loan and lease balances, partially offset by continued increases in commercial criticized assets and nonperforming loans. The increase in provision expense for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The change in the provision for credit losses for both periods also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020. Net losses charged off as a percent of average portfolio loans and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
leases were 0.35% and 0.36% for the three months ended September 30, 2020 and 2019, respectively, and 0.41% and 0.32% for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.84% compared to 0.62% at December 31, 2019. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income decreased $18 million for the three months ended September 30, 2020 compared to the same period in the prior year, primarily due to decreases in other noninterest income, mortgage banking net revenue and leasing business revenue, partially offset by an increase in wealth and asset management revenue. Other noninterest income decreased $38 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in private equity investment income as well as increases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and the net losses on disposition and impairment of bank premises and equipment. Mortgage banking net revenue decreased $19 million for the three months ended September 30, 2020 compared to the same period in the prior year, primarily due to a decrease in net mortgage servicing revenue. Leasing business revenue decreased $15 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreases in lease remarketing fees and operating lease income. Wealth and asset management revenue increased $8 million for the three months ended September 30, 2020 compared to the same period in the prior year, primarily driven by increases in private client service fees and broker income.

Noninterest income decreased $458 million for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily due to a decrease in other noninterest income, partially offset by increases in mortgage banking net revenue, commercial banking revenue and wealth and asset management revenue. Other noninterest income decreased $637 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income and an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Mortgage banking net revenue increased $81 million for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to increases in origination fees and gains on loan sales partially offset by a decrease in net mortgage servicing revenue. Commercial banking revenue increased $54 million for the nine months ended September 30, 2020 compared to the same period in the prior year, primarily driven by increases in institutional sales and bridge fees partially offset by a decrease in loan syndication fees. Wealth and asset management revenue increased $29 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by increases in private client service fees, broker income and institutional fees.

Noninterest expense increased $2 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense, partially offset by decreases in other noninterest expense, marketing expense and technology and communications expense. The Bancorp recognized an immaterial amount of merger-related expenses related to the MB Financial, Inc. acquisition for the three months ended September 30, 2020 compared to $28 million in the same period in the prior year. Compensation and benefits expense increased $53 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to the impact of strategic hiring, the impact of raising the Bancorp's minimum wage in the fourth quarter of 2019 and an increase in severance expense. Other noninterest expense decreased $20 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in travel expense and professional service fees, partially offset by an increase in FDIC insurance and other taxes. Marketing expense decreased $17 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus and other account acquisition programs. Technology and communications expense decreased $11 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc.

Noninterest expense decreased $17 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense and marketing expense, partially offset by an increase in compensation and benefits expense. The Bancorp recognized $16 million of merger-related expenses related to the MB Financial, Inc. acquisition for the nine months ended September 30, 2020 compared to $213 million in the same period in the prior year. Technology and communications expense decreased $47 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc. Marketing expense decreased $43 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus and other account acquisition programs. Compensation and benefits expenses increased $68 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to the impact of strategic hiring and the impact of raising the Bancorp's minimum wage in the fourth quarter of 2019. Compensation and benefits expense for the nine months ended September 30, 2020 included $10 million of special payments to employees providing essential banking services through the COVID-19 pandemic.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of September 30, 2020. As of September 30, 2020, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.14%;
•Tier I risk-based capital ratio: 11.64%;
•Total risk-based capital ratio: 14.93%;
•Tier I leverage ratio: 8.37%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Net interest income (U.S. GAAP)	$1,170	1,242	3,600	3,569
Add: FTE adjustment	3	4	10	13
Net interest income on an FTE basis (1)	$1,173	1,246	3,610	3,582
Net interest income on an FTE basis (annualized) (2)	4,667	4,943	4,823	4,789

Interest income (U.S. GAAP)	$1,329	1,625	4,257	4,694
Add: FTE adjustment	3	4	10	13
Interest income on an FTE basis	$1,332	1,629	4,267	4,707
Interest income on an FTE basis (annualized) (3)	5,299	6,463	5,701	6,293

Interest expense (annualized) (4)	$633	1,520	878	1,504
Noninterest income (5)	722	740	2,043	2,501
Noninterest expense (6)	1,161	1,159	3,482	3,499
Average interest-earning assets (7)	180,704	148,854	169,422	144,088
Average interest-bearing liabilities (8)	123,626	107,633	119,132	103,742

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.58%	3.32	2.85	3.32
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.42	2.93	2.62	2.92
Efficiency ratio on an FTE basis (6) / ((1) + (5))	61.3	58.4	61.6	57.5
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP.

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Net income available to common shareholders (U.S. GAAP)	$562	530	754	1,718
Add: Intangible amortization, net of tax	9	11	29	24
Tangible net income available to common shareholders	$571	541	783	1,742
Tangible net income available to common shareholders (annualized) (1)	2,272	2,146	1,046	2,329

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$22,952	21,087	22,364	19,430
Less: Average preferred stock	(2,007)	(1,445)	(1,849)	(1,369)
Average goodwill	(4,261)	(4,286)	(4,257)	(3,762)
Average intangible assets	(164)	(208)	(178)	(161)
Average tangible common equity (2)	$16,520	15,148	16,080	14,138

Return on average tangible common equity (1) / (2)	13.8%	14.2	6.5	16.5

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2020	December 31, 2019
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,951	21,203
Less: Preferred stock	(2,116)	(1,770)
Goodwill	(4,261)	(4,252)
Intangible assets	(157)	(201)
AOCI	(2,831)	(1,192)
Tangible common equity, excluding AOCI (1)	13,586	13,788
Add: Preferred stock	2,116	1,770
Tangible equity (2)	$15,702	15,558

Total Assets (U.S. GAAP)	$201,996	169,369
Less: Goodwill	(4,261)	(4,252)
Intangible assets	(157)	(201)
AOCI, before tax	(3,584)	(1,509)
Tangible assets, excluding AOCI (3)	$193,994	163,407

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.09%	9.52
Tangible common equity as a percentage of tangible assets (1) / (3)	6.99	8.44

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 4 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, the Bancorp adopted ASU 2016-13 (“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) and its related subsequent amendments, along with ASU 2017-04 (“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”). For additional information about these ASUs and their impacts on the Bancorp, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements. In conjunction with the adoption of these ASUs, the Bancorp has revised its Critical Accounting Policies for the ALLL, reserve for unfunded commitments and goodwill as described below. Refer to the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 for discussion on the critical accounting policies for the ALLL, reserve for unfunded commitments and goodwill for periods prior to January 1, 2020. There have been no other material changes to the valuation techniques or models during the nine months ended September 30, 2020.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. The Bancorp completed its annual goodwill impairment test as of September 30, 2020 and concluded that the fair values of each of its reporting units exceeded their respective carrying amounts. While the Bancorp concluded that its goodwill was not impaired as of September 30, 2020, further deterioration in economic conditions could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Bancorp’s results of operations in the period such charges are recognized. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

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

Tables 5 and 6 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2020 and 2019, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended September 30, 2020, a decrease of $73 million compared to the same period in the prior year. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 141 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on total average loans and leases primarily as a result of decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity rates of 131 bps, 174 bps, 221 bps and 161 bps, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease in yields on total average loans and leases for the three months ended September 30, 2020 was primarily due to a decrease in market rates, impacting the Bancorp’s portfolios of floating interest rate loans, which are primarily LIBOR- and Prime-based. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower reinvestment yields due to lower overall market rates. The net interest income impact of lower yields on average interest-earning assets was partially offset by decreases in rates paid on average interest-bearing liabilities of 90 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt rates of 102 bps, 99 bps and 64 bps, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans and average indirect secured consumer loans of $2.7 billion and $1.9 billion, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for the nine months ended September 30, 2020, an increase of $28 million compared to the same period in the prior year. Net interest income was positively impacted by decreases in the rates paid on average interest-bearing liabilities of 71 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt of 82 bps, 73 bps and 49 bps, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $5.1 billion, $2.1 billion and $1.5 billion, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. These positive impacts were partially offset by decreases in yields on average interest-earning assets of 101 bps. The decreases in yields on average interest-earning assets were primarily driven by decreases in yields on total average loans and leases primarily driven by decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity rates of 104 bps, 128 bps, 173 bps and 130 bps, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year. Net interest income was also negatively impacted by increases in average interest checking deposits and average money market deposits of $10.6 billion and $4.1 billion, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year.

Net interest income for both the three and nine months ended September 30, 2020 compared to the same periods in the prior year was adversely impacted by the March 2020, October 2019, September 2019 and August 2019 decisions of the FOMC to lower the target range of the federal funds rate. During the three and nine months ended September 30, 2020, net interest income included $13 million and $44 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions compared to $28 million and $47 million for the three and nine months ended September 30, 2019, respectively.

Net interest rate spread on an FTE basis (non-GAAP) was 2.42% and 2.62% during the three and nine months ended September 30, 2020, respectively, compared to 2.93% and 2.92% in the same periods in the prior year. Yields on average interest-earning assets decreased 141 bps and 101 bps, respectively, for the three and nine months ended September 30, 2020, partially offset by decreases in the rates paid on average interest-bearing liabilities of 90 bps and 71 bps, respectively, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net interest margin on an FTE basis (non-GAAP) was 2.58% and 2.85% for the three and nine months ended September 30, 2020, respectively, compared to 3.32% for both the comparable periods in the prior year. Net interest margin was negatively impacted by increases in average interest-earning assets of $31.9 billion and $25.3 billion for the three and nine months ended September 30, 2020, respectively, which was primarily attributable to growth in low yielding cash balances reported in other short-term investments. These negative impacts were partially offset by increases in average free funding balances primarily driven by increases in average demand deposits of $15.2 billion and $10.1 billion, respectively, and average shareholders’ equity of $1.7 billion and $2.8 billion, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. Net interest margin results are expected to remain suppressed as a result of increased liquidity levels in the form of excess cash balances which are expected to remain at elevated levels driven by the amount of fiscal stimulus that has increased the banking industry’s balance sheets, including the Bancorp’s.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $274 million and $406 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 driven by the previously mentioned decreases in yields on average loans and leases, partially offset by increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $23 million and $34 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily due to decreases in yields on average other short-term investments and average taxable securities, partially offset by increases in average balances.

Interest expense on core deposits decreased $181 million and $361 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily due to decreases in the cost of average interest-bearing core deposits to 13 bps and 35 bps for the three and nine months ended September 30, 2020, respectively, from 101 bps for both the three and nine months ended September 30, 2019. The decreases in the cost of average interest-bearing core deposits were primarily due to the previously mentioned decreases in the rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $43 million and $107 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily due to the previously mentioned decreases in rates paid on average long-term debt as well as decreases in rates paid on average other short-term borrowings and average certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2020, average wholesale funding represented 18% and 19%, respectively, of average interest-bearing liabilities, compared to 21% and 22% for the three and nine months ended September 30, 2019, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2020			September 30, 2019			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,056	455	3.35%	$51,364	604	4.66%	$28	(177)	(149)
Commercial mortgage loans	11,071	87	3.12	10,695	131	4.86	4	(48)	(44)
Commercial construction loans	5,534	44	3.18	5,267	71	5.39	4	(31)	(27)
Commercial leases	2,966	26	3.44	3,563	30	3.34	(5)	1	(4)
Total commercial loans and leases	73,627	612	3.30	70,889	836	4.68	31	(255)	(224)
Residential mortgage loans	17,814	156	3.48	17,733	164	3.67	1	(9)	(8)
Home equity	5,581	50	3.59	6,267	82	5.20	(9)	(23)	(32)
Indirect secured consumer loans	12,599	125	3.93	10,707	114	4.22	19	(8)	11
Credit card	2,134	61	11.37	2,448	77	12.57	(9)	(7)	(16)
Other consumer loans	2,858	46	6.46	2,622	51	7.69	4	(9)	(5)
Total consumer loans	40,986	438	4.25	39,777	488	4.87	6	(56)	(50)
Total loans and leases	$114,613	1,050	3.64%	$110,666	1,324	4.75%	$37	(311)	(274)
Securities:
Taxable	36,147	273	3.01	35,653	291	3.24	3	(21)	(18)
Exempt from income taxes(b)	153	1	2.99	38	—	3.18	1	—	1
Other short-term investments	29,791	8	0.10	2,497	14	2.18	18	(24)	(6)
Total interest-earning assets	$180,704	1,332	2.93%	$148,854	1,629	4.34%	$59	(356)	(297)
Cash and due from banks	2,944			2,769
Other assets	21,583			19,077
Allowance for loan and lease losses	(2,698)			(1,115)
Total assets	$202,533			$169,585
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$49,800	13	0.10%	$37,729	106	1.12%	$26	(119)	(93)
Savings deposits	17,013	2	0.04	14,405	7	0.18	1	(6)	(5)
Money market deposits	31,151	11	0.14	26,962	77	1.13	10	(76)	(66)
Foreign office deposits	189	—	0.06	222	—	0.37	—	—	—
Other time deposits	3,711	9	0.95	5,823	26	1.79	(7)	(10)	(17)
Total interest-bearing core deposits	101,864	35	0.13	85,141	216	1.01	30	(211)	(181)
Certificates $100,000 and over	3,633	11	1.26	4,795	27	2.20	(6)	(10)	(16)
Other deposits	—	—	—	47	—	1.97	—	—	—
Federal funds purchased	273	—	0.20	739	4	2.06	(2)	(2)	(4)
Other short-term borrowings	1,626	5	1.28	1,278	8	2.55	2	(5)	(3)
Long-term debt	16,230	108	2.62	15,633	128	3.26	6	(26)	(20)
Total interest-bearing liabilities	$123,626	159	0.51%	$107,633	383	1.41%	$30	(254)	(224)
Demand deposits	50,414			35,223
Other liabilities	5,541			5,522
Total liabilities	$179,581			$148,378
Total equity	$22,952			$21,207
Total liabilities and equity	$202,533			$169,585
Net interest income (FTE)(c)		$1,173			$1,246		$29	(102)	(73)
Net interest margin (FTE)(c)			2.58%			3.32%
Net interest rate spread (FTE)(c)			2.42			2.93
Interest-bearing liabilities to interest-earning assets			68.41			72.31
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 and $4 for the three months ended September 30, 2020 and 2019, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2020			September 30, 2019			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$54,948	1,511	3.67%	$49,895	1,757	4.71%	$168	(414)	(246)
Commercial mortgage loans	11,105	305	3.66	9,593	354	4.94	51	(100)	(49)
Commercial construction loans	5,405	154	3.82	5,119	213	5.55	11	(70)	(59)
Commercial leases	3,074	79	3.46	3,643	90	3.31	(15)	4	(11)
Total commercial loans and leases	74,532	2,049	3.67	68,250	2,414	4.73	215	(580)	(365)
Residential mortgage loans	17,748	471	3.55	17,163	474	3.69	16	(19)	(3)
Home equity	5,802	173	3.98	6,333	250	5.28	(19)	(58)	(77)
Indirect secured consumer loans	12,179	367	4.02	10,030	304	4.05	65	(2)	63
Credit card	2,293	199	11.61	2,418	227	12.52	(12)	(16)	(28)
Other consumer loans	2,847	147	6.88	2,525	143	7.59	18	(14)	4
Total consumer loans	40,869	1,357	4.43	38,469	1,398	4.86	68	(109)	(41)
Total loans and leases	$115,401	3,406	3.94%	$106,719	3,812	4.78%	$283	(689)	(406)
Securities:
Taxable	36,312	837	3.08	35,151	861	3.28	29	(53)	(24)
Exempt from income taxes(b)	157	4	3.00	35	1	3.72	3	—	3
Other short-term investments	17,552	20	0.15	2,183	33	1.99	42	(55)	(13)
Total interest-earning assets	$169,422	4,267	3.36%	$144,088	4,707	4.37%	$357	(797)	(440)
Cash and due from banks	2,981			2,641
Other assets	20,870			16,501
Allowance for loan and lease losses	(2,300)			(1,111)
Total assets	$190,973			$162,119
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$46,631	117	0.33%	$35,995	310	1.15%	$74	(267)	(193)
Savings deposits	16,031	9	0.07	13,963	17	0.17	3	(11)	(8)
Money market deposits	29,434	83	0.38	25,357	210	1.11	29	(156)	(127)
Foreign office deposits	193	—	0.25	198	1	0.49	—	(1)	(1)
Other time deposits	4,402	42	1.27	5,457	74	1.81	(13)	(19)	(32)
Total interest-bearing core deposits	96,691	251	0.35	80,970	612	1.01	93	(454)	(361)
Certificates $100,000 and over	3,685	43	1.56	4,650	75	2.14	(14)	(18)	(32)
Other deposits	95	1	0.76	269	5	2.43	(2)	(2)	(4)
Federal funds purchased	412	2	0.68	1,298	23	2.42	(10)	(11)	(21)
Other short-term borrowings	1,916	13	0.90	1,017	23	2.97	12	(22)	(10)
Long-term debt	16,333	347	2.84	15,538	387	3.33	19	(59)	(40)
Total interest-bearing liabilities	$119,132	657	0.74%	$103,742	1,125	1.45%	$98	(566)	(468)
Demand deposits	44,004			33,883
Other liabilities	5,473			4,950
Total liabilities	$168,609			$142,575
Total equity	$22,364			$19,544
Total liabilities and equity	$190,973			$162,119
Net interest income (FTE)(c)		$3,610			$3,582		$259	(231)	28
Net interest margin (FTE)(c)			2.85%			3.32%
Net interest rate spread (FTE)(c)			2.62			2.92
Interest-bearing liabilities to interest-earning assets			70.32			72.00
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $10 and $13 for the nine months ended September 30, 2020 and 2019, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides as an expense an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit that is based on factors discussed in the Critical Accounting Policies section of this Quarterly Report on Form 10-Q. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged off loans and leases.

The benefit from credit losses was $15 million and the provision for credit losses was $1.1 billion for the three and nine months ended September 30, 2020, respectively, compared to the provision for credit losses of $134 million and $310 million during the same periods in the prior year. The decrease in provision expense for the three months ended September 30, 2020 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL from the second quarter of 2020 including improved economic forecasts, improved consumer credit quality and lower period-end loan and lease balances, partially offset by continued increases in commercial criticized assets and nonperforming loans. The increase in provision expense for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The change in the provision for credit losses for both periods also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020.

The ALLL increased $1.4 billion from December 31, 2019 to $2.6 billion at September 30, 2020. At September 30, 2020, the ALLL as a percent of portfolio loans and leases increased to 2.32%, compared to 1.10% at December 31, 2019. The reserve for unfunded commitments increased $38 million from December 31, 2019 to $182 million at September 30, 2020. The ACL as a percent of portfolio loans and leases increased to 2.49% at September 30, 2020, compared to 1.23% at December 31, 2019. These increases reflect the adoption of ASU 2016-13, which resulted in a combined increase to the ALLL and reserve for unfunded commitments of approximately $653 million, as well as the previously mentioned items impacting the provision for (benefit from) credit losses.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for (benefit from) credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio, ALLL and reserve for unfunded commitments.

Noninterest Income
Noninterest income decreased $18 million and $458 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Service charges on deposits	$144	143	1	$414	417	(1)
Wealth and asset management revenue	132	124	6	387	358	8
Commercial banking revenue	125	123	2	387	333	16
Mortgage banking net revenue	76	95	(20)	295	214	38
Card and processing revenue	92	94	(2)	260	266	(2)
Leasing business revenue	77	92	(16)	207	199	4
Other noninterest income	26	64	(59)	42	679	(94)
Securities gains, net	51	5	920	48	30	60
Securities gains (losses), net – non-qualifying hedges on mortgage servicing rights	(1)	—	NM	3	5	(40)
Total noninterest income	$722	740	(2)	$2,043	2,501	(18)

Service charges on deposits
Service charges on deposits increased $1 million and decreased $3 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020 compared to the same period in the prior year was driven by an increase in commercial deposit fees of $9 million partially offset by a decrease in consumer deposit fees of $8 million. The decrease for the nine months ended September 30, 2020 compared to the same period in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the prior year was due to a decrease of $24 million in consumer deposit fees partially offset by an increase of $21 million in commercial deposit fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $8 million and $29 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily driven by increases in private client service fees of $5 million and $13 million, respectively, and broker income of $4 million and $12 million, respectively. The increase for the nine months ended September 30, 2020 also included the impact of an increase in institutional fees of $5 million compared to the same period in the prior year. The Bancorp’s trust and registered investment advisory businesses had approximately $422 billion and $397 billion in total assets under care as of September 30, 2020 and 2019, respectively, and managed $53 billion and $46 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2020 and 2019, respectively.

Commercial banking revenue
Commercial banking revenue increased $2 million and $54 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020 compared to the same period in the prior year was primarily due to an increase in institutional sales of $16 million partially offset by decreases in contract revenue from commercial customer derivatives and loan syndication fees of $7 million and $6 million, respectively. The increase for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily driven by increases in institutional sales and bridge fees of $58 million and $9 million, respectively, partially offset by a decrease in loan syndication fees of $19 million.

Mortgage banking net revenue
Mortgage banking net revenue decreased $19 million and increased $81 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Origination fees and gains on loan sales	$93	64	269	126
Net mortgage servicing revenue:
Gross mortgage servicing fees	66	71	197	196
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(83)	(40)	(171)	(108)
Net mortgage servicing revenue	(17)	31	26	88
Total mortgage banking net revenue	$76	95	295	214

Origination fees and gains on loan sales increased $29 million and $143 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily driven by an increase in originations and gain on sale margins due to the lower interest rate environment. Residential mortgage loan originations increased to $4.5 billion and $12.0 billion for the three and nine months ended September 30, 2020, respectively, from $3.4 billion and $7.9 billion for the three and nine months ended September 30, 2019, respectively.

Net mortgage servicing revenue decreased $48 million and $62 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 primarily due to increases in net negative valuation adjustments of $43 million and $63 million, respectively. The decrease for the three months ended September 30, 2020 compared to the same period in the prior year also included the impact of a decrease in gross mortgage servicing fees of $5 million. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(12)	130	348	308
Changes in fair value:
Due to changes in inputs or assumptions	4	(120)	(340)	(294)
Other changes in fair value	(75)	(50)	(179)	(122)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(83)	(40)	(171)	(108)

Mortgage rates decreased during both the three and nine months ended September 30, 2020 and 2019, which caused modeled prepayment speeds to rise. Additionally, swap rates increased for the three months ended September 30, 2020, which caused modeled OAS assumptions to increase. The fair value of the MSR portfolio increased $4 million and decreased $340 million for the three and nine months ended September 30, 2020, respectively, compared to decreases of $120 million and $294 million for the three and nine months ended September 30, 2019, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $75 million and $179 million for the three and nine months ended September 30, 2020, respectively, compared to $50 million and $122 million for the three and nine months ended September 30, 2019, respectively, due to the impact of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $1 million and net gains of $3 million during the three and nine months ended September 30, 2020, respectively, compared to net losses of an immaterial amount and net gains of $5 million during the three and nine months ended September 30, 2019, respectively, recorded in securities gains (losses), net – non-qualifying hedges on MSRs in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of September 30, 2020 and 2019 were $91.4 billion and $100.5 billion, respectively, with $73.5 billion and $82.7 billion, respectively, of residential mortgage loans serviced for others.

Card and processing revenue
Card and processing revenue decreased $2 million and $6 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decrease for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily driven by a decrease in customer spend volume, partially offset by lower reward costs and increases in other EFT income driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019.

Leasing business revenue
Leasing business revenue decreased $15 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreases in lease remarketing fees and operating lease income of $10 million and $5 million, respectively. Leasing business revenue increased $8 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by increases in lease syndication fees and operating lease income of $9 million and $7 million, respectively, partially offset by a decrease in lease remarketing fees of $6 million. The increase in operating lease income for the nine months ended September 30, 2020 was driven by the acquisition of MB Financial, Inc. at the end of the first quarter of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
BOLI income	$15	15	47	44
Cardholder fees	12	14	33	44
Consumer loan and lease fees	5	6	15	17
Insurance income	5	4	15	14
Banking center income	5	6	15	17
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(22)	(11)	(73)	(63)
Net losses on disposition and impairment of bank premises and equipment	(11)	(3)	(26)	(24)
Private equity investment (loss) income	3	21	(5)	43
Gain on sale of Worldpay, Inc. shares	—	—	—	562
Equity method income from interest in Worldpay Holding, LLC	—	—	—	2
Other, net	14	12	21	23
Total other noninterest income	$26	64	42	679

Other noninterest income decreased $38 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in private equity investment income as well as increases in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and the net losses on disposition and impairment of bank premises and equipment.

Private equity investment income decreased $18 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by the recognition of gains on certain private equity investments during the three months ended September 30, 2019. For additional information on the valuation of private equity investments, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized negative valuation adjustments of $22 million related to the Visa total return swap during the three months ended September 30, 2020 compared to negative valuation adjustments of $11 million during the three months ended September 30, 2019. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements. Net losses on disposition and impairment of bank premises and equipment increased $8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily driven by the impact of losses on the disposition of certain long-lived assets as well as impairment charges. For additional information on impairment of bank premises and equipment, refer to Note 8 and Note 24 of the Notes to Condensed Consolidated Financial Statements.

Other noninterest income decreased $637 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 as well as a decrease in private equity investment income and an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

The Bancorp recognized a $562 million gain related to the sale of Worldpay, Inc. shares during the first quarter of 2019. Private equity investment income decreased $48 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by negative net valuation adjustments and impairment charges recognized on certain private equity investments during the nine months ended September 30, 2020 compared to positive net valuation adjustments and gains on certain private equity investments during the nine months ended September 30, 2019. For additional information on the valuation of private equity investments, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized negative valuation adjustments of $73 million related to the Visa total return swap during the nine months ended September 30, 2020 compared to negative valuation adjustments of $63 million during the nine months ended September 30, 2019. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $2 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense, partially offset by decreases in other noninterest expense, marketing expense and technology and communications expense. Noninterest expense decreased $17 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in technology and communications expense and marketing expense, partially offset by an increase in compensation and benefits expense.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Compensation and benefits	$637	584	9	$1,911	1,843	4
Technology and communications	89	100	(11)	272	319	(15)
Net occupancy expense	90	84	7	254	248	2
Leasing business expense	35	40	(13)	103	97	6
Equipment expense	33	33	—	97	96	1
Card and processing expense	29	33	(12)	89	98	(9)
Marketing expense	23	40	(43)	74	117	(37)
Other noninterest expense	225	245	(8)	682	681	—
Total noninterest expense	$1,161	1,159	—	$3,482	3,499	—
Efficiency ratio on an FTE basis(a)	61.3%	58.4		61.6%	57.5
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp recognized an immaterial amount and $28 million of merger-related expenses for the three months ended September 30, 2020 and 2019, respectively, and $16 million and $213 million for the nine months ended September 30, 2020 and 2019, respectively. The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 12: Merger-Related Expenses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Compensation and benefits	$—	14	4	88
Technology and communications	—	8	6	68
Net occupancy expense	—	3	4	10
Equipment expense	—	—	—	1
Card and processing expense	—	—	—	1
Marketing expense	—	—	—	7
Other noninterest expense	—	3	2	38
Total	$—	28	16	213

Technology and communications expense decreased $11 million and $47 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc.

Marketing expense decreased $17 million and $43 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus and other account acquisition programs.

Compensation and benefits expense increased $53 million and $68 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to strategic hiring and the impact of raising the Bancorp's minimum wage in the fourth quarter of 2019. The increase for the three months ended September 30, 2020 also included an increase in severance expense of $18 million. Compensation and benefits expense for the three and nine months ended September 30, 2020 included zero and $10 million, respectively, of special payments to employees providing essential banking services through the COVID-19 pandemic. Full-time equivalent employees totaled 20,283 at September 30, 2020 compared to 19,478 at September 30, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Loan and lease	$41	40	116	101
Losses and adjustments	23	25	94	81
FDIC insurance and other taxes	36	22	86	60
Data processing	20	19	55	53
Intangible amortization	12	14	36	31
Professional service fees	10	17	33	53
Postal and courier	9	9	27	28
Travel	4	18	23	51
Recruitment and education	5	8	16	19
Insurance	4	4	11	10
Supplies	3	4	10	11
Donations	2	3	9	9
Other, net	56	62	166	174
Total other noninterest expense	$225	245	682	681

Other noninterest expense decreased $20 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in travel expense and professional service fees, partially offset by an increase in FDIC insurance and other taxes. Travel expense decreased $14 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to reduced business travel as a direct result of the COVID-19 pandemic. Professional service fees decreased $7 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in consulting fees and acquisition costs. FDIC insurance and other taxes increased $14 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in the assessment base.

Other noninterest expense increased $1 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to increases in FDIC insurance and other taxes, loan and lease expense and losses and adjustments, partially offset by decreases in travel expenses and professional service fees. FDIC insurance and other taxes increased $26 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in the assessment base. Loan and lease expense increased $15 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in loan closing expenses. Losses and adjustments increased $13 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in credit valuation adjustments incurred during the first quarter of 2020 on derivatives associated with customer accommodation contracts, partially offset by a reduction in legal settlements expense. Travel expenses decreased $28 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to business travel being suspended for the second quarter of 2020 and reduced travel in the third quarter of 2020 as a direct result of the COVID-19 pandemic. Professional service fees decreased $20 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in consulting fees and acquisition costs. Additionally, other noninterest expense included $6 million of debt extinguishment costs associated with FHLB advances extinguished during the nine months ended September 30, 2020.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income before income taxes	$746	689	1,051	2,261
Applicable income tax expense	165	140	228	483
Effective tax rate	22.1%	20.2	21.6	21.4

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

The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in the prior year was primarily related to the amount of income tax benefit recognized related to gains on sales of leases that are exempt from federal taxation for the three months ended September 30, 2019 as well as an increase in estimated state income tax expense and an increase in non-deductible expenses for the three months ended September 30, 2020.

For stock-based awards, U.S. GAAP requires the tax consequences for the difference between the expense recognized for financial reporting and the Bancorp’s actual tax deduction for the stock-based awards be recognized through income tax expense in the interim periods in which they occur. The Bancorp cannot predict its stock price or whether and when its employees will exercise stock-based awards in the future. Based on its stock price at September 30, 2020, the Bancorp estimates it may be necessary to recognize $5 million of additional income tax expense over the next twelve months related to the settlement of stock-based awards primarily in the first half of 2021. However, the amount of income tax expense or benefit recognized upon settlement may vary significantly from expectations based on the Bancorp’s stock price and the number of SARs exercised by employees.

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

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2020		December 31, 2019
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$51,752	46%	$50,677	46%
Commercial mortgage loans	10,880	9	10,964	10
Commercial construction loans	5,656	5	5,090	4
Commercial leases	3,021	3	3,363	3
Total commercial loans and leases	71,309	63	70,094	63
Consumer loans:
Residential mortgage loans(b)	18,422	16	17,988	16
Home equity	5,455	5	6,083	6
Indirect secured consumer loans	12,925	11	11,538	10
Credit card	2,087	2	2,532	2
Other consumer loans	2,856	3	2,723	3
Total consumer loans	41,745	37	40,864	37
Total loans and leases	$113,054	100%	$110,958	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$110,731		$109,558
(a)Includes $5.2 billion, as of September 30, 2020, related to the SBA’s Paycheck Protection Program established under the CARES Act on March 27, 2020.
(b)Includes $51 million, as of September 30, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for further information.

Total loans and leases, including loans and leases held for sale, increased $2.1 billion, or 2%, from December 31, 2019. The increase from December 31, 2019 was the result of a $1.2 billion, or 2%, increase in commercial loans and leases as well as an $881 million, or 2%, increase in consumer loans.

Commercial loans and leases increased $1.2 billion from December 31, 2019 due to increases in commercial and industrial loans and commercial construction loans, partially offset by decreases in commercial leases and commercial mortgage loans. Commercial and industrial loans increased $1.1 billion, or 2%, from December 31, 2019 primarily as a result of PPP loans originated during the second and third quarters of 2020. Commercial construction loans increased $566 million, or 11% from December 31, 2019 primarily as a result of increased line of credit utilization as well as lower levels of payoffs. Commercial leases decreased $342 million, or 10% from December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Commercial mortgage loans decreased $84 million, or 1%, from December 31, 2019 as payoffs exceeded loan originations.

Consumer loans increased $881 million from December 31, 2019 due to increases in indirect secured consumer loans, residential mortgage loans and other consumer loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $1.4 billion, or 12%, from December 31, 2019 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $434 million, or 2%, from December 31, 2019 primarily due to the repurchase of certain loans from GNMA that were in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Other consumer loans increased $133 million, or 5%, from December 31, 2019 primarily as a result of increases in loan originations. Home equity decreased $628 million, or 10%, from December 31, 2019 as payoffs exceeded loan originations. Credit card decreased $445 million, or 18%, from December 31, 2019 primarily due to negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as purchase and balance activity per active account.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2020		September 30, 2019
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$54,056	47%	$51,364	46%
Commercial mortgage loans	11,071	10	10,695	10
Commercial construction loans	5,534	5	5,267	5
Commercial leases	2,966	2	3,563	3
Total commercial loans and leases	73,627	64	70,889	64
Consumer loans:
Residential mortgage loans	17,814	16	17,733	16
Home equity	5,581	5	6,267	6
Indirect secured consumer loans	12,599	11	10,707	10
Credit card	2,134	2	2,448	2
Other consumer loans	2,858	2	2,622	2
Total consumer loans	40,986	36	39,777	36
Total average loans and leases	$114,613	100%	$110,666	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$113,362		$109,541
Average loans and leases, including average loans and leases held for sale, increased $3.9 billion, or 4%, for the three months ended September 30, 2020 compared to the same period in the prior year as a result of a $2.7 billion, or 4%, increase in average commercial loans and leases as well as a $1.2 billion, or 3%, increase in average consumer loans.

Average commercial loans and leases increased $2.7 billion for the three months ended September 30, 2020 compared to the same period in the prior year due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $2.7 billion, or 5%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by the aforementioned increases in PPP loans. Average commercial mortgage loans increased $376 million, or 4%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $267 million, or 5%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of increased line of credit utilization as well as lower levels of payoffs. Average commercial leases decreased $597 million, or 17%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $1.2 billion for the three months ended September 30, 2020 compared to the same period in the prior year due to increases in average indirect secured consumer loans, average other consumer loans and average residential mortgage loans, partially offset by decreases in average home equity and average credit card. Average indirect secured consumer loans increased $1.9 billion, or 18%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to loan production exceeding payoffs. Average other consumer loans increased $236 million, or 9%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of increases in loan originations. Average residential mortgage loans increased $81 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by the repurchase of certain loans from GNMA that were in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Average home equity decreased $686 million, or 11%, for the three months ended September 30, 2020 compared to the same period in the prior year as payoffs exceeded loan originations. Average credit card decreased $314 million, or 13%, for the three months ended September 30, 2020 compared to the same period in the prior year driven by the negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as purchase and balance activity per active account.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. Total investment securities were $38.4 billion and $36.9 billion at September 30, 2020 and December 31, 2019, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.6 years at September 30, 2020 compared to 5.1 years at December 31, 2019.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2020, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both September 30, 2020 and December 31, 2019.

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

At September 30, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the three and nine months ended September 30, 2020 related to available-for-sale debt and other securities in an unrealized loss position. During the three and nine months ended September 30, 2019, the Bancorp recognized zero and $1 million, respectively, of OTTI on its available-for-sale debt and other securities, included in securities gains, net, in the Condensed Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities
As of ($ in millions)	September 30, 2020	December 31, 2019
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agency securities	$75	74
Obligations of states and political subdivisions securities	17	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,711	13,746
Agency commercial mortgage-backed securities	16,173	15,141
Non-agency commercial mortgage-backed securities	3,317	3,242
Asset-backed securities and other debt securities	2,869	2,189
Other securities(a)	531	556
Total available-for-sale debt and other securities	$34,693	34,966
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$13	15
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$15	17
Trading debt securities (fair value):
U.S. Treasury and federal agency securities	$84	2
Obligations of states and political subdivisions securities	39	9
Agency residential mortgage-backed securities	46	55
Asset-backed securities and other debt securities	535	231
Total trading debt securities	$704	297
Total equity securities (fair value)	$277	564
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $47, $482 and $2, respectively, at September 30, 2020 and $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities decreased $273 million from December 31, 2019 primarily due to a decrease in agency residential mortgage-backed securities, partially offset by increases in agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

On an amortized cost basis, available-for-sale debt and other securities were 19% and 24% of total interest-earning assets at September 30, 2020 and December 31, 2019, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.1 years at September 30, 2020 compared to 6.6 years at December 31, 2019. In addition, at September 30, 2020, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.09% compared to 3.22% at December 31, 2019.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $2.7 billion at September 30, 2020 compared to $1.1 billion at December 31, 2019. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2020 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agency securities:
Average life 1 – 5 years	$75	78	2.3	2.12%
Total	$75	78	2.3	2.12%
Obligations of states and political subdivisions securities:
Average life of 1 year or less	—	—	0.3	5.90
Average life 1 – 5 years	17	17	2.4	1.81
Total	$17	17	2.4	1.82%
Agency residential mortgage-backed securities:
Average life of 1 year or less	101	104	0.8	4.84
Average life 1 – 5 years	5,839	6,202	3.6	3.15
Average life 5 – 10 years	4,973	5,397	6.7	3.06
Average life greater than 10 years	798	900	14.0	3.04
Total	$11,711	12,603	5.6	3.12%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	387	406	0.8	3.71
Average life 1 – 5 years	4,557	4,907	3.1	3.40
Average life 5 – 10 years	8,339	9,206	7.3	3.04
Average life greater than 10 years	2,890	3,231	13.1	3.18
Total	$16,173	17,750	7.0	3.18%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	27	28	0.6	3.45
Average life 1 – 5 years	2,623	2,814	3.9	3.28
Average life 5 – 10 years	667	733	5.8	3.26
Total	$3,317	3,575	4.2	3.28%
Asset-backed securities and other debt securities:
Average life of 1 year or less	205	208	0.6	3.94
Average life 1 – 5 years	1,066	1,076	2.7	2.78
Average life 5 – 10 years	1,284	1,275	6.9	1.82
Average life greater than 10 years	314	312	12.3	1.32
Total	$2,869	2,871	5.5	2.27%
Other securities	531	531
Total available-for-sale debt and other securities	$34,693	37,425	6.1	3.09%
(a)Taxable-equivalent yield adjustments included in the above table are 0.03% and 0.01% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $31.3 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively. The increase of $29.3 billion from December 31, 2019 was primarily attributable to deposit growth and repayment of commercial customers’ revolving line of credit draws from the first and second quarters of 2020. The Bank's commercial revolving line utilization at September 30, 2020 was 33%, compared to 38% at June 30, 2020 and 47% at March 31, 2020.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 75% and 71% of the Bancorp’s average asset funding base at September 30, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	September 30, 2020		December 31, 2019
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$51,896	33%	$35,968	28%
Interest checking	49,566	32	40,409	33
Savings	17,221	11	14,248	11
Money market	31,192	20	27,277	21
Foreign office	160	—	221	—
Total transaction deposits	150,035	96	118,123	93
Other time	3,337	2	5,237	4
Total core deposits	153,372	98	123,360	97
Certificates $100,000 and over(a)	3,311	2	3,702	3
Total deposits	$156,683	100%	$127,062	100%
(a)Includes $2.5 billion and $2.1 billion of institutional, retail and wholesale certificates $250,000 and over at September 30, 2020 and December 31, 2019, respectively.

Core deposits increased $30.0 billion, or 24%, from December 31, 2019 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $31.9 billion, or 27%, from December 31, 2019 primarily due to increases in demand deposits, interest checking deposits, money market deposits and savings deposits. Demand deposits increased $15.9 billion, or 44%, and interest checking deposits increased $9.2 billion, or 23%, from December 31, 2019 primarily as a result of higher balances per commercial customer account due to increased liquidity levels in the form of excess cash balances driven by the amount of fiscal stimulus during the nine months ended September 30, 2020. Money market deposits increased $3.9 billion, or 14%, from December 31, 2019 primarily as a result of higher balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment as well as higher demand for low-risk investment alternatives and decreased consumer spending amidst uncertainty regarding the COVID-19 pandemic. Savings deposits increased $3.0 billion, or 21%, from December 31, 2019 primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. Other time deposits decreased $1.9 billion, or 36%, from December 31, 2019 primarily due to lower offering rates on certificates less than $100,000.

Certificates $100,000 and over decreased $391 million, or 11%, from December 31, 2019 primarily due to a decrease in certificates of deposit issued since December 31, 2019 partially offset by an increase in retail brokered certificates of deposit issued since December 31, 2019.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	September 30, 2020		September 30, 2019
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$50,414	32%	$35,223	28%
Interest checking	49,800	32	37,729	30
Savings	17,013	11	14,405	12
Money market	31,151	20	26,962	22
Foreign office	189	—	222	—
Total transaction deposits	148,567	95	114,541	92
Other time	3,711	2	5,823	4
Total core deposits	152,278	97	120,364	96
Certificates $100,000 and over(a)	3,633	3	4,795	4
Other deposits	—	—	47	—
Total average deposits	$155,911	100%	$125,206	100%
(a)Includes $2.6 billion of average institutional, retail and wholesale certificates $250,000 and over for both the three months ended September 30, 2020 and 2019.

On an average basis, core deposits increased $31.9 billion, or 27%, for the three months ended September 30, 2020 compared to the same period in the prior year due to an increase of $34.0 billion, or 30%, in average transaction deposits, partially offset by a decrease of $2.1 billion, or 36%, in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average demand deposits, average interest checking deposits, average money market deposits and average savings deposits. Average demand deposits increased $15.2 billion, or 43%, and average interest checking deposits increased $12.1 billion, or 32%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment. Average money market deposits

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
increased $4.2 billion, or 16%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment as well as higher demand for low-risk investment alternatives and decreased consumer spending amidst uncertainty regarding the COVID-19 pandemic. Average savings deposits increased $2.6 billion, or 18%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $1.2 billion, or 24%, for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to a decrease in average certificates of deposit.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of September 30, 2020 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,567
3-6 months	386
6-12 months	1,088
After 12 months	270
Total certificates $100,000 and over	$3,311

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2020 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$5,865
13-24 months	491
25-36 months	128
37-48 months	57
49-60 months	84
After 60 months	23
Total other time deposits and certificates $100,000 and over	$6,648

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 15% and 16% for the three months ended September 30, 2020 and 2019, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	September 30, 2020	December 31, 2019
Federal funds purchased	$251	260
Other short-term borrowings	1,196	1,011
Long-term debt	15,123	14,970
Total borrowings	$16,570	16,241

Total borrowings increased $329 million, or 2%, from December 31, 2019 primarily due to increases in other short-term borrowings and long-term debt. Other short-term borrowings increased $185 million from December 31, 2019 primarily as a result of increases in securities sold under repurchase agreements driven by an increase in commercial customer activity and in interest-bearing obligations associated with collateral held for certain derivatives. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $153 million from December 31, 2019 primarily driven by the issuance of $1.25 billion of unsecured senior fixed-rate bank notes in January 2020, the issuance of $1.25 billion of unsecured senior fixed-rate notes in May 2020 and $186 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the nine months ended September 30, 2020. These increases were partially offset by the maturity of $1.1 billion of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
unsecured senior fixed-rate notes, the maturity of $750 million of unsecured senior fixed-rate bank notes, the maturity of $300 million of unsecured senior floating-rate bank notes and $444 million of paydowns on long-term debt associated with automobile loan securitizations during the nine months ended September 30, 2020.

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	September 30, 2020	September 30, 2019
Federal funds purchased	$273	739
Other short-term borrowings	1,626	1,278
Long-term debt	16,230	15,633
Total average borrowings	$18,129	17,650

Total average borrowings increased $479 million, or 3%, for the three months ended September 30, 2020 compared to the same period in the prior year due to increases in average long-term debt and average other short-term borrowings, partially offset by a decrease in average federal funds purchased. Average long-term debt increased $597 million for the three months ended September 30, 2020 compared to the same period in the prior year driven by the issuances of $1.25 billion of unsecured senior fixed-rate bank notes and $1.25 billion of unsecured senior fixed-rate notes during the nine months ended September 30, 2020 and the issuance of $750 million of unsecured senior fixed-rate notes in the fourth quarter of 2019. These increases were partially offset by the maturity of $1.1 billion in unsecured senior fixed-rate notes, the maturity of $750 million in unsecured senior fixed-rate bank notes, the maturity of $250 million in unsecured senior floating-rate bank notes and $620 million of paydowns on long-term debt associated with automobile loan securitizations since September of 2019. Average other short-term borrowings increased $348 million for the three months ended September 30, 2020 compared to the same period in the prior year, primarily driven by an increase in obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. For further information refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. Average federal funds purchased decreased $466 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to lower short-term funding needs given core deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
BUSINESS SEGMENT REVIEW
The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 25 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the nine months ended September 30, 2020.

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

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Commercial Banking	$12	393	249	1,082
Branch Banking	15	217	273	674
Consumer Lending	25	44	134	70
Wealth and Asset Management	21	32	84	81
General Corporate and Other	508	(137)	83	(129)
Net income	$581	549	823	1,778

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income (FTE)(a)	$435	627	1,522	1,774
Provision for credit losses	337	54	839	100
Noninterest income:
Commercial banking revenue	125	122	386	329
Service charges on deposits	91	79	253	227
Leasing business revenue	77	92	207	199
Other noninterest income	25	42	51	106
Noninterest expense:
Compensation and benefits	127	118	405	346
Leasing business expense	35	40	103	97
Other noninterest expense	249	267	786	755
Income before income taxes (FTE)	5	483	286	1,337
Applicable income tax expense (benefit)(a)(b)	(7)	90	37	255
Net income	$12	393	249	1,082
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$65,162	67,490	68,235	64,911
Demand deposits	25,926	16,737	22,011	16,243
Interest checking deposits	28,385	19,225	25,868	17,845
Savings and money market deposits	7,545	5,541	6,490	4,728
Other time deposits and certificates $100,000 and over	145	362	170	352
Foreign office deposits	187	221	192	197
(a)Includes FTE adjustments of $3 and $4 for the three months ended September 30, 2020 and 2019, respectively, and $10 and $13 for the nine months ended September 30, 2020 and 2019, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $12 million for the three months ended September 30, 2020 compared to $393 million for the same period in the prior year. The decrease was primarily driven by an increase in provision for credit losses as well as decreases in net interest income on an FTE basis and noninterest income partially offset by a decrease in noninterest expense. Net income was $249 million for the nine months ended September 30, 2020 compared to $1.1 billion for the same period in the prior year. The decrease was primarily driven by an increase in provision for credit losses, a decrease in net interest income on an FTE basis as well as an increase in noninterest expense partially offset by an increase in noninterest income.

Net interest income on an FTE basis decreased $192 million and $252 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on average commercial loans and leases as well as decreases in FTP credit rates on demand deposits, interest checking deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on average interest checking deposits and average savings and money market deposits.

Provision for credit losses increased $283 million and $739 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in commercial criticized asset levels as well as increases in net charge-offs on commercial and industrial loans, commercial mortgage loans and commercial leases. Net charge-offs as a percent of average portfolio loans and leases increased to 35 bps for both the three and nine months ended September 30, 2020 compared to 16 bps and 12 bps for the same periods in the prior year, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income decreased $17 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreases in other noninterest income and leasing business revenue partially offset by an increase in service charges on deposits. Other noninterest income decreased $17 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by a decrease in private equity investment income, an increase in foreign exchange translation losses and a decrease in card and processing revenue. Leasing business revenue decreased $15 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in lease remarketing fees and operating lease income. Service charges on deposits increased $12 million for the three months ended September 30, 2020 compared to the same period in the prior year driven by an increase in commercial deposit fees primarily due to lower earnings credit rates. Noninterest income increased $36 million for the nine months ended September 30, 2020 compared to the same period in the prior year driven by increases in commercial banking revenue, service charges on deposits and leasing business revenue partially offset by a decrease in other noninterest income. Commercial banking revenue increased $57 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to increases in institutional sales and bridge fees partially offset by a decrease in loan syndication fees. Service charges on deposits increased $26 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in commercial deposit fees primarily due to lower earnings credit rates. Leasing business revenue increased $8 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by increases in lease syndication fees and operating lease income partially offset by a decrease in lease remarketing fees. Other noninterest income decreased $55 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by a decrease in private equity investment income, an increase in foreign exchange translation losses and a decrease in card and processing revenue.

Noninterest expense decreased $14 million for the three months ended September 30, 2020 compared to the same period in the prior year driven by decreases in other noninterest expense and leasing business expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $18 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in corporate overhead allocations, travel expense and losses and adjustments partially offset by an increase in FDIC insurance and other taxes. Leasing business expense decreased $5 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to a decrease in operating lease expense. Compensation and benefits increased $9 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to increases in base compensation and employee benefits expense partially offset by a decrease in incentive compensation. Noninterest expense increased $96 million for the nine months ended September 30, 2020 compared to the same period in the prior year driven by increases in compensation and benefits, other noninterest expense and leasing business expense. Compensation and benefits increased $59 million for the nine months ended September 30, 2020 compared to the same period in the prior year due to an increase in personnel costs primarily as a result of the MB Financial, Inc. acquisition at the end of the first quarter of 2019 as well as strategic hiring. Other noninterest expense increased $31 million for the nine months ended September 30, 2020, compared to the same period in the prior year primarily due to increases in losses and adjustments, FDIC insurance and other taxes and corporate overhead allocations partially offset by a decrease in travel expense. Leasing business expense increased $6 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in operating lease expense driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019.

Average commercial loans and leases decreased $2.3 billion and increased $3.3 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2020 was primarily driven by decreases in average commercial and industrial loans and average commercial leases partially offset by an increase in average commercial mortgage loans. The increase for the nine months ended September 30, 2020 was primarily due to increases in average commercial and industrial loans and average commercial mortgage loans partially offset by a decrease in average commercial leases. Average commercial and industrial loans decreased $2.4 billion and increased $2.1 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2020 was primarily driven by lower loan production as well as an increase in payoffs on revolving lines of credit. The increase for the nine months ended September 30, 2020 was primarily driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019. Average commercial mortgage loans increased $407 million and $1.5 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of increases in loan originations and permanent financing from the Bancorp's commercial construction loan portfolio. Average commercial leases decreased $604 million and $568 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average core deposits increased $20.3 billion and $15.5 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in average interest checking deposits, average demand deposits and average savings and money market deposits. Average interest checking deposits increased $9.2 billion and $8.0 billion, respectively, average demand deposits increased $9.2 billion and $5.8 billion, respectively, and average savings and money market deposits increased $2.0 billion and $1.8 billion, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. These increases were primarily as a result of higher average balances per commercial customer account due to increased liquidity levels in the current economic environment.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$355	598	1,372	1,802
Provision for credit losses	68	58	182	164
Noninterest income:
Card and processing revenue	76	74	209	212
Service charges on deposits	53	65	160	191
Wealth and asset management revenue	44	41	128	117
Other noninterest income	19	24	58	70
Noninterest expense:
Compensation and benefits	162	148	491	444
Net occupancy and equipment expense	54	56	162	165
Card and processing expense	28	32	86	92
Other noninterest expense	216	233	660	674
Income before income taxes	19	275	346	853
Applicable income tax expense	4	58	73	179
Net income	$15	217	273	674
Average Balance Sheet Data
Consumer loans	$12,573	13,203	12,939	13,203
Commercial loans, including held for sale	2,260	2,216	2,281	2,144
Demand deposits	21,174	16,038	19,137	15,646
Interest checking deposits	12,944	10,875	12,260	10,561
Savings and money market deposits	38,015	33,843	36,400	32,832
Other time deposits and certificates $100,000 and over	4,771	8,110	5,771	7,514
Net income was $15 million for the three months ended September 30, 2020 compared to net income of $217 million for the same period in the prior year. The decrease was primarily driven by decreases in net interest income and noninterest income as well as an increase in provision for credit losses partially offset by a decrease in noninterest expense. Net income was $273 million for the nine months ended September 30, 2020 compared to net income of $674 million for the same period in the prior year. The decrease in net income was primarily due to decreases in net interest income and noninterest income as well as increases in noninterest expense and provision for credit losses.

Net interest income decreased $243 million and $430 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to decreases in FTP credit rates on core deposits and FTP credits on certificates $100,000 and over as well as decreases in yields on and average balances of home equity and credit card. These negative impacts were partially offset by decreases in the rates paid on average savings and money market deposits and decreases in the rates paid on and average balances of other time deposits and certificates $100,000 and over as well as decreases in FTP charge rates on loans and leases. The decrease for the nine months ended September 30, 2020 compared to the same period in the prior year was also partially offset by an increase in average other consumer loans.

Provision for credit losses increased $10 million and $18 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to an increase in commercial criticized asset levels partially offset by decreases in net charge-offs on other consumer loans, credit card and home equity. Net charge-offs as a percent of average portfolio loans and leases decreased to 113 bps and 133 bps for the three and nine months ended September 30, 2020, respectively, compared to 149 bps and 143 bps for the three and nine months ended September 30, 2019, respectively.

Noninterest income decreased $12 million and $35 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in service charges on deposits and other noninterest income partially offset by increases in wealth and asset management revenue. Service charges on deposits decreased $12 million and $31 million for the three and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
nine months ended September 30, 2020, respectively, compared to the same periods in the prior year driven by decreases in both consumer deposit fees and commercial deposit fees. Other noninterest income decreased $5 million and $12 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in cardholder fees and increases in net losses on disposition and impairment of bank premises and equipment. Wealth and asset management revenue increased $3 million and $11 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in broker income and private client service fees.

Noninterest expense decreased $9 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreases in other noninterest expense and card and processing expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $17 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to decreases in marketing expense and losses and adjustments partially offset by an increase in FDIC insurance and other taxes. Card and processing expense decreased $4 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by a decrease in customer spend volume. Compensation and benefits increased $14 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by increases in base compensation and employee benefits expense. Noninterest expense increased $24 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in compensation and benefits partially offset by decreases in other noninterest expense and card and processing expense. Compensation and benefits increased $47 million for the nine months ended September 30, 2020 compared to the same period in the prior year driven by increased personnel costs. Other noninterest expense decreased $14 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by decreases in marketing expense and losses and adjustments partially offset by increases in corporate overhead allocations and FDIC insurance and other taxes. Card and processing expense decreased $6 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by a decrease in customer spend volume.

Average consumer loans decreased $630 million and $264 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in average home equity of $630 million and $465 million, respectively, as payoffs exceeded loan originations. The decrease for the three months ended September 30, 2020 also included a decrease in average credit card of $311 million driven by the negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as purchase and balance activity per active account. The decrease for the three months ended September 30, 2020 was partially offset by an increase in average residential mortgage loans of $268 million primarily due to loan production exceeding payoffs. The decrease for the nine months ended September 30, 2020 was partially offset by an increase in average other consumer loans of $248 million primarily as a result of increases in loan originations.

Average deposits increased $8.0 billion and $7.0 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average savings and money market deposits, average demand deposits and average interest checking deposits partially offset by decreases in average other time deposits and certificates $100,000 and over. Average savings and money market deposits increased $4.2 billion and $3.6 billion and average demand deposits increased $5.1 billion and $3.5 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as decreased consumer spending. Average interest checking deposits increased $2.1 billion and $1.7 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of higher balance per customer account, fiscal stimulus as well as decreased consumer spending. Average other time deposits and certificates $100,000 and over decreased $3.3 billion and $1.7 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to lower offering rates on certificates less than $100,000 as well as decreases in average certificates $100,000 and over for the three months ended September 30, 2020.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$98	88	279	234
Provision for credit losses	2	14	25	34
Noninterest income:
Mortgage banking net revenue	72	92	286	209
Other noninterest income	1	4	11	15
Noninterest expense:
Compensation and benefits	57	48	162	146
Other noninterest expense	80	66	220	189
Income before income taxes	32	56	169	89
Applicable income tax expense	7	12	35	19
Net income	$25	44	134	70
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,126	13,447	13,167	12,863
Home equity	187	206	197	224
Indirect secured consumer loans	12,425	10,476	11,990	9,788

Net income was $25 million for the three months ended September 30, 2020 compared to net income of $44 million for the same period in the prior year. The decrease was primarily due to an increase in noninterest expense as well as a decrease in noninterest income partially offset by a decrease in provision for credit losses and an increase in net interest income. Net income was $134 million for the nine months ended September 30, 2020 compared to net income of $70 million for the same period in the prior year. The increase was primarily driven by increases in noninterest income and net interest income as well as a decrease in provision for credit losses partially offset by an increase in noninterest expense.

Net interest income increased $10 million and $45 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average indirect secured consumer loans and decreases in FTP charge rates on loans and leases partially offset by decreases in FTP credit rates on demand deposits and yields on average residential mortgage loans as well as increases in average other short-term borrowings.

Provision for credit losses decreased $12 million and $9 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in net charge-offs on indirect secured consumer loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 3 bps and 14 bps for the three and nine months ended September 30, 2020, respectively, compared to 24 bps and 21 bps for the three and nine months ended September 30, 2019, respectively.

Noninterest income decreased $23 million and increased $73 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year driven by fluctuations in mortgage banking net revenue. The decrease for the three months ended September 30, 2020 compared to the same period in the prior year was primarily due to a decrease in net mortgage servicing revenue partially offset by an increase in origination fees and gains on loan sales. The increase for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily due to an increase in origination fees and gains on loan sales partially offset by a decrease in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $23 million and $47 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $14 million and $31 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in corporate overhead allocations and losses and adjustments partially offset by decreases in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
OREO expense. Compensation and benefits increased $9 million and $16 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to increases in incentive compensation and base compensation resulting from the increased mortgage origination activity for the nine months ended September 30, 2020.

Average consumer loans increased $1.6 billion for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to an increase in average indirect secured consumer loans partially offset by a decrease in average residential mortgage loans. Average consumer loans increased $2.5 billion for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $1.9 billion and $2.2 billion for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to loan production exceeding payoffs. Average residential mortgage loans decreased $321 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by higher runoff due to payoffs exceeding loan originations partially offset by the repurchase of certain loans from GNMA that were in forbearance programs. Average residential mortgage loans increased $304 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily driven by the previously mentioned repurchase of certain loans from GNMA partially offset by higher runoff due to payoffs exceeding loan originations.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income Statement Data
Net interest income	$28	44	116	141
Provision for credit losses	—	—	—	—
Noninterest income:
Wealth and asset management revenue	126	119	371	345
Other noninterest income	6	6	19	14
Noninterest expense:
Compensation and benefits	54	51	165	165
Other noninterest expense	79	78	235	232
Income before income taxes	27	40	106	103
Applicable income tax expense	6	8	22	22
Net income	21	32	84	81
Average Balance Sheet Data
Loans and leases, including held for sale	3,678	3,636	3,618	3,566
Core deposits	10,932	9,679	10,848	9,548
Net income was $21 million for the three months ended September 30, 2020 compared to net income of $32 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income. Net income was $84 million for the nine months ended September 30, 2020 compared to net income of $81 million for the same period in the prior year. The increase was primarily driven by an increase in noninterest income partially offset by a decrease in net interest income.

Net interest income decreased $16 million and $25 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credit rates on interest checking deposits, savings and money market deposits and demand deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in the rates paid on average interest checking deposits and average savings and money market deposits as well as decreases in FTP charge rates on loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest income increased $7 million and $31 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in wealth and asset management revenue. The increase for the nine months ended September 30, 2020 also included an increase in other noninterest income. Wealth and asset management revenue increased $7 million and $26 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily as a result of increases in broker income, private client service fees and institutional fees. Other noninterest income increased $5 million for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to a loss on sale of a business recognized during the nine months ended September 30, 2019.

Noninterest expense increased $4 million for the three months ended September 30, 2020 compared to the same period in the prior year primarily driven by an increase in compensation and benefits primarily driven by increases in incentive compensation and deferred compensation expense. Noninterest expense increased $3 million for the nine months ended September 30, 2020 compared to the same period in the prior year driven by an increase in other noninterest expense primarily due to an increase in corporate overhead allocations partially offset by a decrease in travel expense.

Average loans and leases, including held for sale, increased $42 million and $52 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily driven by increases in average residential mortgage loans and average other consumer loans as a result of higher loan production partially offset by decreases in average commercial and industrial loans as payoffs exceeded new loan production.

Average core deposits increased $1.3 billion for both the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits as a result of higher balances per customer account due to the current economic environment.

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

Net interest income increased $368 million and $690 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The increases were primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt, federal funds purchased, deposits and other short-term borrowings. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases and decreases in interest income on taxable securities.

The benefit from credit losses was $422 million for the three months ended September 30, 2020 compared to provision for credit losses of $8 million for the three months ended September 30, 2019. Provision for credit losses was $64 million for the nine months ended September 30, 2020 compared to provision for credit losses of $12 million for the nine months ended September 30, 2019. The decrease for the three months ended September 30, 2020 compared to the same period in the prior year was primarily driven by an increase in the allocation of provision expense to the business segments due to an increase in commercial criticized asset levels as well as a decrease in the ACL from the second quarter of 2020, which was driven by improved economic forecasts, improved consumer credit quality and lower period-end loan and lease balances. The increase for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of this environment on commercial borrowers. The increase was partially offset by an increase in the allocation of provision expense to the business segments driven by an increase in commercial criticized asset levels. The change in provision for credit losses for both periods also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020.

Noninterest income increased $29 million and decreased $555 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2020 compared to the same period in the prior year was primarily driven by the recognition of securities gains of $51 million for the three months ended September 30, 2020 compared to securities gains of $5 million for the three months ended September 30, 2019. The increase for the three months ended September 30, 2020 compared to the same period in the prior year was partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares and a decrease in private equity investment income. The decrease for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily due to the recognition of a $562 million gain related to the sale of Worldpay, Inc. shares during the nine months ended September 30, 2019. The decrease was also driven by a decrease in private equity investment income and an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. These negative impacts were partially offset by the recognition of securities gains of $48 million for the nine months ended September 30, 2020 compared to securities gains of $30 million for the nine months ended September 30, 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense remained flat and decreased $179 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. Noninterest expense for the three months ended September 30, 2020 included a decrease in technology and communications expense, an increase in corporate overhead allocations from General Corporate and Other to the other business segments as well as decreases in travel expense and marketing expense. These impacts to noninterest expense were offset by an increase in compensation and benefits. The decrease for the nine months ended September 30, 2020 compared to the same period in the prior year was primarily driven by an increase in corporate overhead allocations from General Corporate and Other to the other business segments and decreases in compensation and benefits, technology and communications expense, marketing expense and travel expense.

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
•The Bancorp establishes a risk appetite in alignment with its strategic, financial and capital plans. The Bancorp’s risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking and drive balanced decision making. The Bancorp’s goal is to ensure that aggregate residual risks do not exceed the Bancorp’s risk appetite, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. The Board and executive management define the risk appetite, which is considered in the development of business strategies and forms the basis for risk management.
•The core principles that define the Bancorp’s risk appetite are as follows:
◦To act with integrity in all activities.
◦To understand the risks taken and ensure that they are in alignment with the Bancorp’s business strategies and risk appetite.
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
•The Bancorp manages eight defined risk types to a prescribed appetite. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputational risk and strategic risk.
•Fifth Third’s Risk Management Process provides a consistent and integrated approach for managing risks. The five components of the Risk Management Process are: identify, assess, manage, monitor and report. The Bancorp has also established processes and programs to manage and report concentration risks, to ensure robust talent, compensation and performance management and to aggregate risks across the enterprise.

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
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, measuring, monitoring and controlling aggregate risks enterprise-wide.
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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of September 30, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,823	2,834	3,792
Commercial mortgage loans	685	705	690
Commercial construction loans	57	57	69
Commercial leases	87	87	87
Total potential problem portfolio loans and leases	$3,652	3,683	4,638

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2019 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,100	1,120	1,488
Commercial mortgage loans	342	390	342
Commercial construction loans	75	82	84
Commercial leases	61	61	61
Total potential problem portfolio loans and leases	$1,578	1,653	1,975
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

Overview
U.S. economic growth accelerated in the third quarter of 2020 as unprecedented fiscal and monetary policy accommodation continued to support risk assets and economic activity. These policies, along with an easing of government restrictions on activity, supported a robust recovery with real GDP increasing an annualized 33% during the third quarter of 2020. With investors expecting a sustained period of low interest rates, credit spreads continued to tighten as strong demand for duration and yield drove credit markets while the S&P 500 increased 8.5% during the third quarter of 2020 on the back of better than expected second quarter earnings. Financial market volatility increased in September of 2020 as investors contemplated an uncertain election outcome and the on-again off-again fiscal negotiations. At this point it appears unlikely Congress will agree to a new stimulus package this year and the outcome of the election will determine the path forward for fiscal policy. Meanwhile, COVID-19 rates of infection have begun to increase as temperatures turn cooler and people move indoors while the path to a vaccine remains uncertain at this time.

With this backdrop, policymakers are committed to providing additional accommodation to ensure a robust recovery from the COVID-19 pandemic. The U.S. budget deficit increased to $3.1 trillion for fiscal year 2020, relative to the size of the economy the deficit was 15% of GDP, the largest since 1945. At the annual Kansas City Fed Economic Policy Symposium, the FOMC adopted a new monetary policy framework with an emphasis on maximizing employment and a flexible average inflation target. “The Committee seeks to achieve inflation that averages 2 percent over time, and therefore judges that, following periods when inflation has been running persistently below 2 percent, appropriate monetary policy will likely aim to achieve inflation moderately above 2 percent for some time.” With the announcement, the FOMC officially ended the policy of preemptively hiking rates to avoid an uptick in inflation as the economy recovers. The FOMC also continued its policy of increasing holdings of treasury securities by $80 billion per month and agency mortgage-backed securities holdings by $40 billion per month. Since the end of February 2020, the Federal Reserve balance sheet has expanded $3 trillion to $7.2 trillion, or 34%, of U.S. GDP.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, beginning in March 2020, the Bancorp began providing financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers are now being offered to meet the uniqueness of the current economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions.

The Bancorp will continue to offer the six-month forbearance program for its residential mortgage borrowers until the end of 2020. Upon completion of the initial six-month forbearance period for residential mortgage loans, borrowers may request to extend the forbearance period for an additional period of up to six months. Additionally, the Bancorp will continue to follow the specific GSE guidance for other non-forbearance related COVID-19 pandemic relief programs when servicing its residential mortgage portfolio. These programs include

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
traditional loan modifications and/or deferral of past due payments to the maturity of the loan. The Bancorp has also extended its suspension of residential foreclosure activity through at least December 31, 2020, in alignment with GSE practices.

The Bancorp has also offered a variety of relief options to its commercial borrowers that have been impacted by the COVID-19 pandemic. While these offers are individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures include temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days. After the deferral program, a customer may have the option to resume normal payments, enter into a formal loan modification program or restructure the loan arrangement.

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for a summary of loans and leases that received payment deferrals or forbearances, as of September 30, 2020, under Fifth Third’s hardship relief programs offered in response to the COVID-19 pandemic.

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

The Bancorp provides loans to a variety of customers ranging from large multinational firms to middle market businesses, sole proprietors and high net worth individuals. The origination policies for commercial and industrial loans outline the risks and underwriting requirements for loans to businesses in various industries. Included in the policies are maturity and amortization terms, collateral and leverage requirements, cash flow coverage measures and hold limits. The Bancorp aligns credit and sales teams with specific industry expertise to better monitor and manage different industry segments of the portfolio.

Certain industries have experienced increased stress due to the COVID-19 pandemic. The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of September 30, 2020:

TABLE 32: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$4,175	7,187	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,197	3,323	Retail trade
Healthcare	818	1,615	Healthcare
Leisure travel	507	589	Transportation and warehousing
Total commercial and industrial loans	6,697	12,714
Commercial real estate loans:
Leisure and recreation(c)	2,144	2,529	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,371	1,371	Real estate
Healthcare	1,624	2,050	Healthcare
Total commercial real estate loans	5,139	5,950
Total	$11,836	18,664
(a)Excludes PPP loans.
(b)As defined by the North American Industry Classification System.
(c)Balances include exposures to casinos, restaurants, sports, fitness, hotels and other.

Additionally, the Bancorp’s energy loan portfolio of $2.8 billion for oil and gas production and related industries was also impacted by significant declines in oil and gas prices during the nine months ended September 30, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 33: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2020			December 31, 2019
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,657	22,317	114	11,996	22,079	87
Real estate	11,623	17,017	123	11,320	16,993	9
Financial services and insurance	6,456	15,020	10	7,214	15,398	—
Healthcare	5,505	8,251	31	4,984	7,206	38
Business services	5,488	9,303	58	5,170	8,579	75
Accommodation and food	4,430	6,591	38	3,745	6,525	21
Wholesale trade	4,267	8,213	37	4,502	7,715	17
Retail trade	3,804	8,701	6	3,948	8,255	39
Communication and information	3,211	5,714	19	3,166	5,567	2
Transportation and warehousing	3,071	4,751	12	2,880	4,996	12
Mining	2,709	4,230	115	3,046	4,966	37
Construction	2,653	5,875	10	2,526	5,327	4
Entertainment and recreation	2,277	3,460	79	1,905	3,327	40
Other services	1,459	1,883	23	1,224	1,662	4
Utilities	1,181	3,040	—	991	2,672	—
Public administration	955	1,454	—	782	1,107	—
Agribusiness	294	540	10	344	554	9
Other	135	136	2	151	153	3
Individuals	75	123	1	64	128	—
Total	$71,250	126,619	688	69,958	123,209	397
By Size:
Less than $1 million	7%	5	10	4	3	10
$1 million to $5 million	10	8	16	9	7	22
$5 million to $10 million	7	6	12	7	6	11
$10 million to $25 million	18	16	34	20	17	27
$25 million to $50 million	23	23	28	24	24	30
Greater than $50 million	35	42	—	36	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	14%	12	27	15	12	18
Ohio	11	13	5	10	11	6
Florida	8	7	2	7	7	6
Michigan	6	6	5	6	6	7
Indiana	4	4	—	4	4	2
Georgia	3	4	6	3	4	11
North Carolina	3	3	3	3	3	10
Tennessee	3	3	1	3	3	1
Kentucky	2	2	5	2	2	9
Other	46	46	46	47	48	30
Total	100%	100	100	100	100	100

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

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$102	327	3,335
Commercial mortgage nonowner-occupied loans	28	74	4,822
Total	$130	401	8,157
TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	393	3,199
Commercial mortgage nonowner-occupied loans	58	107	4,562
Total	$184	500	7,761

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2020 ($ in millions)					For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$2,976	3,505	4	47	—	1
Ohio	1,391	1,978	—	4	—	—
Florida	1,080	1,672	—	—	—	—
North Carolina	830	1,122	—	2	—	—
Michigan	806	934	—	1	—	—
Indiana	507	960	—	—	—	—
All other states	3,502	5,489	—	48	10	12
Total	$11,092	15,660	4	102	10	13
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2019 ($ in millions)					For the three months ended September 30, 2019	For the nine months ended September 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$3,492	4,143	13	—	2	2
Ohio	1,452	1,865	3	1	—	—
Florida	1,003	1,584	—	—	—	—
North Carolina	608	1,030	—	—	—	—
Michigan	726	883	—	1	—	—
Indiana	577	875	—	—	—	—
All other states	3,211	5,254	—	—	—	—
Total	$11,069	15,634	16	2	2	2
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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $563 million of ARM loans will have rate resets during the next twelve months. Of these resets, 4% are expected to experience an increase in rate, with an average increase of approximately 0.40%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 31% and weighted average origination LTV of 71%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 94% of the portfolio as of September 30, 2020 and had a weighted-average origination LTV of 73% and a weighted-average origination FICO of 761.

In response to the COVID-19 pandemic, the Bancorp has provided forbearances for up to six months for customers who are experiencing a hardship related to COVID-19, with an option for borrowers to extend the forbearance period for an additional period of up to six months upon request. Additionally, the Bancorp has introduced revised credit underwriting guidelines for new originations, raising the minimum FICO score at origination to 680 and lowering the maximum allowable LTV to 80%. For further information on reporting of past due loans, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,455	65.7%	12,100	66.3%
LTV > 80%, with mortgage insurance(a)	2,583	95.5	2,373	95.2
LTV > 80%, no mortgage insurance	2,120	91.4	2,251	93.1
Total	$16,158	74.3%	16,724	74.3%
(a)Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2020 ($ in millions)				For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$474	3	3	—	—
Illinois	423	2	2	—	—
Florida	299	1	2	—	—
Michigan	194	2	1	—	—
Indiana	160	1	1	—	—
North Carolina	138	2	—	—	—
Kentucky	94	1	—	—	—
All other states	338	3	3	—	—
Total	$2,120	15	12	—	—

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2019 ($ in millions)				For the three months ended September 30, 2019	For the nine months ended September 30, 2019
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs (Recoveries)
By State:
Ohio	$446	2	2	—	1
Illinois	447	3	1	—	1
Florida	277	2	1	—	(1)
Michigan	207	1	1	—	—
Indiana	156	1	1	—	—
North Carolina	97	—	1	—	—
Kentucky	85	1	—	—	—
All other states	321	3	2	—	—
Total	$2,036	13	9	—	1

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 23% of the balances mature before 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 42 and Table 43. Of the total $5.5 billion of outstanding home equity loans:
●    91% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2020;
●    38% are in senior lien positions and 62% are in junior lien positions at September 30, 2020;
●    79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2020; and
●    The portfolio had a weighted average refreshed FICO score of 747 at September 30, 2020.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$186	3%	$219	4%
FICO 660-719	304	6	330	5
FICO ≥ 720	1,589	29	1,732	28
Total senior liens	2,079	38	2,281	37
Junior Liens:
FICO ≤ 659	370	7	446	7
FICO 660-719	632	12	716	12
FICO ≥ 720	2,374	43	2,640	44
Total junior liens	3,376	62	3,802	63
Total	$5,455	100%	$6,083	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,787	53.8%	$1,964	53.8%
LTV > 80%	292	89.1	317	88.8
Total senior liens	2,079	59.0	2,281	58.9
Junior Liens:
LTV ≤ 80%	1,958	66.5	2,213	66.8
LTV > 80%	1,418	89.8	1,589	89.7
Total junior liens	3,376	77.2	3,802	77.4
Total	$5,455	70.1%	$6,083	70.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 43: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2020 ($ in millions)					For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$1,035	2,324	—	11	—	1
Michigan	197	361	—	5	—	—
Illinois	176	282	2	7	—	—
Indiana	89	174	—	3	—	—
Kentucky	79	167	—	2	—	—
Florida	44	69	—	2	—	—
All other states	90	143	—	4	—	—
Total	$1,710	3,520	2	34	—	1

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2019 ($ in millions)					For the three months ended September 30, 2019	For the nine months ended September 30, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$1,138	2,390	—	8	—	2
Michigan	255	439	—	4	—	—
Illinois	176	291	—	5	—	1
Indiana	111	203	—	3	—	—
Kentucky	101	200	—	1	—	—
Florida	53	81	—	2	—	—
All other states	108	169	—	3	1	1
Total	$1,942	3,773	—	26	1	4

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $11.9 billion of automobile loans and $1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of September 30, 2020. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the nine months ended September 30, 2020. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$450	3%	$508	4%
FICO 660-719	3,573	28	3,449	30
FICO ≥ 720	8,902	69	7,581	66
Total	$12,925	100%	$11,538	100%

As of September 30, 2020, 94% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

In response to the COVID-19 pandemic, the indirect automobile originations credit underwriting guidelines have been revised. Revisions include lowering maximum advance rates to 110%, raising the minimum FICO score at origination to 650, raising internal score cutoffs and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
tightening capacity to repay standards. Revised credit underwriting guidelines have also been implemented in the marine, recreational vehicle and powersport channels, raising the minimum FICO score at origination and reducing the maximum allowable advance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$8,560	80.8%	$7,420	81.3%
LTV > 100%	4,365	113.0	4,118	113.4
Total	$12,925	92.0%	$11,538	93.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Nine Months Ended
September 30, 2020	$4,365	5	10	3	18
September 30, 2019	3,995	7	2	10	26

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 97% of balances existing within the Bancorp’s footprint at both September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, 68% and 67%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Card origination strategies have also been revised in response to the COVID-19 pandemic. The minimum FICO score at origination was raised to 720 with a qualifying Fifth Third deposit relationship requirement. New customer prospect marketing has also been halted.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 48: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$96	5%	$107	4%
FICO 660-719	695	33	834	33
FICO ≥ 720	1,296	62	1,591	63
Total	$2,087	100%	$2,532	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. The Bancorp had $229 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of September 30, 2020. The Bancorp closely monitors the credit performance of point-of-sale loans which, for the Bancorp, is impacted by the credit loss protection coverage provided by the third-party financial technology companies.

Minimum FICO scores at origination for unsecured loans originated through Fifth Third and third parties have been raised to 720 in response to the COVID-19 pandemic. Additionally, for Fifth Third originated unsecured loans, a qualifying Fifth Third deposit relationship is now required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 49: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2020		December 31, 2019
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$731	26%	$783	29%
Other secured	739	26	530	19
Point-of-sale	1,386	48	1,410	52
Total	$2,856	100%	$2,723	100%

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

Nonperforming assets were $942 million at September 30, 2020 compared to $687 million at December 31, 2019. At September 30, 2020, $11 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2019.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.84% as of September 30, 2020 compared to 0.62% as of December 31, 2019. Nonaccrual loans and leases secured by real estate were 36% of nonaccrual loans and leases as of September 30, 2020 compared to 35% as of December 31, 2019.

Portfolio commercial nonaccrual loans and leases were $688 million at September 30, 2020, an increase of $291 million from December 31, 2019. Portfolio consumer nonaccrual loans were $203 million at September 30, 2020, a decrease of $18 million from December 31, 2019. Refer to Table 51 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $40 million and $62 million at September 30, 2020 and December 31, 2019, respectively. The Bancorp recognized $2 million in losses on the transfer, sale or write-down of OREO properties for both the three months ended September 30, 2020 and 2019, respectively, and $7 million and $5 million in losses on the transfer, sale or write-down of OREO properties for the nine months ended September 30, 2020 and 2019, respectively.

For the three and nine months ended September 30, 2020 approximately $10 million and $27 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2019 approximately $9 million and $26 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2020	December 31, 2019
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$266	118
Commercial mortgage loans	99	21
Commercial construction loans	—	1
Commercial leases	16	26
Residential mortgage loans(a)	30	12
Home equity	50	55
Indirect secured consumer loans	8	1
Other consumer loans	3	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	252	220
Commercial mortgage loans	55	9
Commercial leases	—	2
Residential mortgage loans(a)	39	79
Home equity	39	39
Indirect secured consumer loans	8	6
Credit card	26	27
Total nonaccrual portfolio loans and leases(b)	891	618
OREO and other repossessed property	40	62
Total nonperforming portfolio loans and leases and OREO	931	680
Nonaccrual loans held for sale	10	—
Nonaccrual restructured loans held for sale	1	7
Total nonperforming assets	$942	687
Total portfolio loans and leases 90 days past due and still accruing
Commercial and industrial loans	$4	11
Commercial mortgage loans	26	15
Commercial leases	2	—
Residential mortgage loans(a)	67	50
Home equity	2	1
Indirect secured consumer loans	10	10
Credit card	27	42
Other consumer loans	1	1
Total portfolio loans and leases 90 days past due and still accruing	$139	130
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.84%	0.62
ALLL as a percent of nonperforming portfolio assets	277	177
ACL as a percent of nonperforming portfolio assets	296	198
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $249 as of September 30, 2020 and $261 as of December 31, 2019. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended September 30, 2020 and 2019, respectively, and $2 and $1 for the nine months ended September 30, 2020 and 2019, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $25 and $16 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2020 and December 31, 2019, respectively, of which $13 and $11 were restructured nonaccrual government insured commercial loans at September 30, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	648	104	117	869
Transfers to accrual status	(34)	(112)	(61)	(207)
Transfers to held for sale	(11)	—	—	(11)
Loan paydowns/payoffs	(123)	(7)	(30)	(160)
Transfers to OREO	—	(7)	—	(7)
Charge-offs	(208)	—	(23)	(231)
Draws/other extensions of credit	19	—	1	20
Balance, end of period	$688	69	134	891

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	291	29	119	439
Acquired nonaccrual loans	8	—	—	8
Transfers to accrual status	—	(17)	(52)	(69)
Loan paydowns/payoffs	(105)	(6)	(23)	(134)
Transfers to OREO	(4)	(5)	(3)	(12)
Charge-offs	(87)	(1)	(28)	(116)
Draws/other extensions of credit	18	—	—	18
Balance, end of period	$349	22	111	482

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

Consumer restructured loans on accrual status totaled $818 million and $965 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the percent of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 24%, 20% and 28%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 53: Accruing and Nonaccruing Portfolio TDRs
		Accruing(d)
		30-89 Days	90 Days or
As of September 30, 2020 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing(c)	Total
Commercial loans(a)	$123	—	—	307	430
Residential mortgage loans(b)	493	27	91	39	650
Home equity	179	6	—	39	224
Indirect secured consumer loans	4	—	—	8	12
Credit card	16	2	—	26	44
Total	$815	35	91	419	1,360
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2020, these advances represented $294 of current loans, $24 of 30-89 days past due loans and $69 of 90 days or more past due loans.
(c)Excludes approximately $12 of residential mortgage loans that were modified prior to repurchase.
(d)Excludes approximately $125 of residential mortgage loans that were modified prior to repurchase.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 35 bps and 36 bps of average portfolio loans and leases for the three months ended September 30, 2020 and 2019, respectively, and were 41 bps and 32 bps of average portfolio loans and leases for the nine months ended September 30, 2020 and 2019, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases increased to 33 bps and 35 bps during the three and nine months ended September 30, 2020, respectively, compared to 18 bps and 14 bps during the three and nine months ended September 30, 2019, respectively. The increases for both the three and nine months ended September 30, 2020 were primarily due to increases in net charge-offs on commercial and industrial loans of $13 million and $90 million, respectively, compared to the same periods in the prior year.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 40 bps and 53 bps during the three and nine months ended September 30, 2020, respectively, compared to 68 bps and 65 bps during the three and nine months ended September 30, 2019, respectively. The decreases for both the three and nine months ended September 30, 2020 were primarily due to decreases in net charge-offs on indirect secured consumer loans of $10 million and $11 million, respectively, compared to the same periods in the prior year, and decreases in net charge-offs on other consumer loans of $9 million and $10 million, respectively, compared to the same periods in the prior year. The decreases for both the three and nine months ended September 30, 2020 included the impact of government stimulus programs and the Bancorp's hardship programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 55: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Losses charged off:
Commercial and industrial loans	$(45)	(30)	(167)	(80)
Commercial mortgage loans	(11)	—	(16)	—
Commercial leases	(10)	(4)	(26)	(7)
Residential mortgage loans	(1)	(2)	(6)	(5)
Home equity	(4)	(5)	(11)	(16)
Indirect secured consumer loans	(11)	(21)	(48)	(57)
Credit card	(34)	(38)	(117)	(116)
Other consumer loans(a)	(19)	(30)	(66)	(77)
Total losses charged off	$(135)	(130)	(457)	(358)
Recoveries of losses previously charged off:
Commercial and industrial loans	$3	1	10	13
Commercial mortgage loans	—	—	2	1
Commercial leases	2	—	2	—
Residential mortgage loans	2	1	5	4
Home equity	3	3	6	8
Indirect secured consumer loans	8	8	25	23
Credit card	5	5	17	15
Other consumer loans(a)	11	13	37	38
Total recoveries of losses previously charged off	$34	31	104	102
Net losses charged off:
Commercial and industrial loans	$(42)	(29)	(157)	(67)
Commercial mortgage loans	(11)	—	(14)	1
Commercial leases	(8)	(4)	(24)	(7)
Residential mortgage loans	1	(1)	(1)	(1)
Home equity	(1)	(2)	(5)	(8)
Indirect secured consumer loans	(3)	(13)	(23)	(34)
Credit card	(29)	(33)	(100)	(101)
Other consumer loans	(8)	(17)	(29)	(39)
Total net losses charged off	$(101)	(99)	(353)	(256)
Net losses charged off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.31%	0.22	0.38	0.18
Commercial mortgage loans	0.39	(0.01)	0.17	(0.02)
Commercial leases	1.09	0.41	1.05	0.25
Total commercial loans and leases	0.33%	0.18	0.35	0.14
Residential mortgage loans	(0.02)	0.03	0.01	0.01
Home equity	0.07	0.16	0.11	0.18
Indirect secured consumer loans	0.11	0.50	0.25	0.45
Credit card	5.44	5.41	5.84	5.59
Other consumer loans	1.05	2.47	1.36	2.03
Total consumer loans	0.40%	0.68	0.53	0.65
Total net losses charged off as a percent of average portfolio loans and leases	0.35%	0.36	0.41	0.32
(a)The Bancorp recorded $9 and $31 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2020, respectively, compared to $12 and $35 for the three and nine months ended September 30, 2019, respectively.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As further described in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Bancorp adopted ASU 2016-13 on January 1, 2020 which established a new approach for estimating credit losses on certain types of financial instruments. After adoption of this amended guidance, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

September 30, 2020 ACL
The ACL as of September 30, 2020 was impacted by several factors, including continued weakness in the economic outlook and lower oil prices. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative overlays. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in August 2020 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumes $1.5 trillion in additional stimulus, which was expected to boost GDP, and in 2021 GDP growth is expected to be at a 2.6% annualized rate. The Baseline scenario also assumes a 9.8% unemployment rate through the third quarter of 2020 with an average annual unemployment rate of 8.8% in 2021. The Upside scenario assumes that the government stimulus quickens a recovery, significantly improving business and consumer confidence. In this scenario, housing prices rise by 3.9% (compared to 1.8% in the Baseline) during 2020. Upside real GDP growth is expected to be 6% in 2021, and a full-employment rate is expected to be achieved by 2023, a year earlier than Baseline. The Downside scenario reflects a double-dip recession, and excludes the impact of a second stimulus package. This scenario shows a decline in annual average GDP through 2021 of 1.9%, an unemployment rate that peaks at 12% during the second quarter of 2021, and housing prices dropping 10% through mid-2021.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $1.3 billion. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted in the circumstance.

TABLE 56: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020(b)	2019(c)	2020(b)	2019(c)
ALLL:
Balance, beginning of period	$2,696	1,115	1,202	1,103
Impact of adoption of ASU 2016-13	—	—	643	—
Losses charged off(a)	(135)	(130)	(457)	(358)
Recoveries of losses previously charged off(a)	34	31	104	102
Provision for (benefit from) loan and lease losses	(21)	127	1,082	296
Balance, end of period	$2,574	1,143	2,574	1,143
Reserve for unfunded commitments:
Balance, beginning of period	$176	147	144	131
Impact of adoption of ASU 2016-13	—	—	10	—
Reserve for acquired unfunded commitments	—	—	—	8
Provision for the reserve for unfunded commitments	6	7	28	15
Balance, end of period	$182	154	182	154
(a)The Bancorp recorded $9 and $31 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2020, respectively, compared to $12 and $35 for the three and nine months ended September 30, 2019, respectively.
(b)The ALLL and Reserve for unfunded commitments were calculated under the expected loss methodology upon the adoption of ASU 2016-13 on January 1, 2020.
(c)The ALLL and Reserve for unfunded commitments were calculated under the incurred loss methodology for the three and nine months ended September 30, 2019.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 2.32% and 1.10% at September 30, 2020 and December 31, 2019, respectively. Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL. Prior to the adoption of ASU 2016-13 on January 1, 2020, the Bancorp also did not increase its existing ALLL as part of purchase accounting for acquired loans and leases. The ALLL was $2.6 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2020	December 31, 2019
Attributed ALLL:
Commercial and industrial loans	$1,022	561
Commercial mortgage loans	373	87
Commercial construction loans	105	45
Commercial leases	33	17
Residential mortgage loans	297	73
Home equity	211	37
Indirect secured consumer loans	128	53
Credit card	285	168
Other consumer loans	120	40
Unallocated	N/A	121
Total ALLL	$2,574	1,202
Portfolio loans and leases:
Commercial and industrial loans	$51,695	50,542
Commercial mortgage loans	10,878	10,963
Commercial construction loans	5,656	5,090
Commercial leases	3,021	3,363
Residential mortgage loans	16,158	16,724
Home equity	5,455	6,083
Indirect secured consumer loans	12,925	11,538
Credit card	2,087	2,532
Other consumer loans	2,856	2,723
Total portfolio loans and leases	$110,731	109,558
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.98%	1.11
Commercial mortgage loans	3.43	0.79
Commercial construction loans	1.86	0.88
Commercial leases	1.09	0.51
Residential mortgage loans	1.84	0.44
Home equity	3.87	0.61
Indirect secured consumer loans	0.99	0.46
Credit card	13.66	6.64
Other consumer loans	4.20	1.47
Unallocated (as a percent of total portfolio loans and leases)	N/A	0.11
Total ALLL as a percent of total portfolio loans and leases	2.32%	1.10
Total ACL as a percent of total portfolio loans and leases	2.49	1.23

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

The Commercial and Wealth and Asset Management lines of business manage price risk for capital markets sales and trading activities related to their respective businesses. The Mortgage line of business manages price risk for the origination and sale of conforming residential mortgage loans to government agencies and government-sponsored enterprises. The Bancorp’s Treasury department manages interest rate risk and price risk for all other activities. Independent oversight is provided by ERM, and key risk indicators and Board-approved policy limits are used to ensure risks are managed within the Bancorp’s risk tolerance.

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

As of September 30, 2020, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities, and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue to negatively impact net interest income and net interest margin if rates hold steady or move lower, but may be partially offset by the amortization of fees related to PPP loans.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising-rate interest-bearing deposit beta of 71% at September 30, 2020, which is approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 38% at September 30, 2020 while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 58: Estimated NII Sensitivity Profile and ALCO Policy Limits
	September 30, 2020				September 30, 2019
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	3.26%	10.15	(4.00)	(6.00)	0.66	5.05	(4.00)	(6.00)
+100 Ramp over 12 months	1.66	5.34	N/A	N/A	0.40	2.96	N/A	N/A
-25 Ramp over 3 months	(2.28)	(3.27)	N/A	N/A	N/A	N/A	N/A	N/A
-100 Ramp over 12 months	N/A	N/A	N/A	N/A	(3.11)	(8.74)	(8.00)	(12.00)

At September 30, 2020, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to September 30, 2019 were primarily attributable to the impact of the current near-zero interest rate environment on the previously discussed interest rate profile and the significant increase in noninterest-bearing and low-cost interest-bearing deposits. The down rate scenarios were also impacted by the higher composition of low-cost deposits hitting their floor rates more quickly in the current-year scenarios due to the low-rate environment.

Tables 59 and 60 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2020 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2020 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 59: Estimated NII Sensitivity Profile at September 30, 2020 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	3.04%	9.68	3.48	10.61
+100 Ramp over 12 months	1.55	5.11	1.77	5.58
-25 Ramp over 3 months	(2.33)	(3.32)	(2.23)	(3.21)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of September 30, 2020.

TABLE 60: Estimated NII Sensitivity Profile at September 30, 2020 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	(0.64)%	3.08	7.16	17.21
+100 Ramp over 12 months	(0.28)	1.84	3.61	8.84
-25 Ramp over 3 months	(2.27)	(3.25)	(2.30)	(3.28)
(a)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 88% and 48%, respectively.
(b)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 53% and 29%, respectively.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 61: Estimated EVE Sensitivity Profile
	September 30, 2020		September 30, 2019
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	(1.48)%	(12.00)	(3.18)	(12.00)
+100 Shock	(0.11)	N/A	(0.10)	N/A
-25 Shock	(0.97)	N/A	N/A	N/A
-100 Shock	N/A	N/A	(3.57)	N/A
-175 Shock	N/A	N/A	(7.78)	(12.00)

The EVE sensitivity is moderately negative in a +200 bps rising-rate scenario at September 30, 2020. The changes in the estimated EVE sensitivity profile from September 30, 2019 were primarily related to the low-rate environment, growth in noninterest-bearing and low-cost interest-bearing deposits and the shorter expected lives of prepayable, fixed-rate assets due to the decrease in market interest rates. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 62: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of September 30, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(1)	3.3	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,955	581	8.3	5.35	1 ML / 3ML
Total interest rate swaps	$9,955	580
Interest rate floors – cash flow – receive-fixed	$3,000	265	4.2	2.25	1 ML

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2019 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$7,000	(2)	3.9	3.00%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting(a)	1,000	—	5.0	3.20	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	393	6.8	4.41	1 ML / 3ML
Total interest rate swaps	$10,705	391
Interest rate floors – cash flow – receive-fixed	$3,000	115	5.0	2.25	1 ML
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of September 30, 2020:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows(a)
($ in millions)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial and industrial loans	$24,690	25,991	1,014	51,695
Commercial mortgage loans	4,030	5,888	960	10,878
Commercial construction loans	2,855	2,693	108	5,656
Commercial leases	958	1,452	611	3,021
Total commercial loans and leases	32,533	36,024	2,693	71,250
Residential mortgage loans(b)	3,874	7,054	5,230	16,158
Home equity	1,175	2,835	1,445	5,455
Indirect secured consumer loans	4,223	7,897	805	12,925
Credit card	417	1,670	—	2,087
Other consumer loans	1,552	1,135	169	2,856
Total consumer loans	11,241	20,591	7,649	39,481
Total portfolio loans and leases	$43,774	56,615	10,342	110,731
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.
(b)Includes residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase.

The above table does not include the estimated impact of hardship programs on portfolio loan and lease cash flows. The Bancorp currently estimates portfolio loan and lease cash flows to be reduced by $15 million to $20 million over the next 12 months due to these programs. Additionally, the Bancorp expects to fund $125 million to $225 million of servicer advances related to its serviced-for-other mortgages due to the hardship programs over the next six months. These cash flow estimates are based on actual hardship requests to date and estimated hardship requests through the fourth quarter of 2020.

The following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2020:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year(a)
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,358	23,647
Commercial mortgage loans	1,558	5,290
Commercial construction loans	43	2,758
Commercial leases	2,063	—
Total commercial loans and leases	7,022	31,695
Residential mortgage loans(b)	9,534	2,750
Home equity	393	3,887
Indirect secured consumer loans	8,686	16
Credit card	303	1,367
Other consumer loans	1,042	262
Total consumer loans	19,958	8,282
Total portfolio loans and leases	$26,980	39,977
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic.
(b)Includes residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $660 million and $993 million at September 30, 2020 and December 31, 2019, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and nine months ended September 30, 2020 and 2019, which caused modeled prepayment speeds to rise. Additionally, swap rates increased for the three months ended September 30, 2020, which caused modeled OAS assumptions

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
to increase. The fair value of the MSR portfolio increased $4 million and decreased $340 million for the three and nine months ended September 30, 2020, respectively, compared to decreases of $120 million and $294 million for the three and nine months ended September 30, 2019, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions. The fair value of the MSR portfolio decreased $75 million and $179 million for the three and nine months ended September 30, 2020, respectively, compared to $50 million and $122 million for the three and nine months ended September 30, 2019, respectively, due to the impact of contractual principal payments and actual prepayment activity.

The Bancorp recognized net losses of $13 million and net gains of $351 million on its non-qualifying hedging strategy for the three and nine months ended September 30, 2020, respectively, compared to net gains of $130 million and $313 million during the three and nine months ended September 30, 2019, respectively. These amounts included net losses of $1 million and net gains of $3 million for the three and nine months ended September 30, 2020, respectively, compared to net losses of an immaterial amount and net gains of $5 million for the three and nine months ended September 30, 2019 on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2020 and December 31, 2019 was $677 million and $880 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Table 64 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $37.4 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2020, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $4.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and nine months ended September 30, 2020, the Bancorp sold or securitized loans and leases totaling $2.8 billion and $9.0 billion, respectively, compared to $2.6 billion and $7.0 billion during the three and nine months ended September 30, 2019, respectively. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 87% and 85% of its average total assets for the three and nine months ended September 30, 2020, respectively, compared to 83% for both the three and nine months ended September 30, 2019. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2020, $4.7 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the nine months ended September 30, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes and issued in a registered public offering

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million.

As of September 30, 2020, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.1 billion was available for issuance. During the nine months ended September 30, 2020, the Bank issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. Additionally, at September 30, 2020, the Bank had approximately $44.1 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

Current Liquidity Position
The COVID-19 pandemic has significantly impacted the economic environment and financial markets, including short-term liquidity markets and the debt capital markets. Federal Reserve programs established to support the functioning of markets and provide access to credit have stabilized financial markets. In the third quarter of 2020, the Bancorp experienced additional increases in core deposit funding, while revolving line of credit utilization continued to decline. As a result, the Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.

As of September 30, 2020, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 31 months.

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

TABLE 66: Agency Ratings
As of November 5, 2020	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Negative	Negative

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct or adverse external events that are neither market- nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, poor design or delivery of products and services, cyber-security or physical security incidents and privacy breaches or failure of third parties to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates and the competitive and regulatory environment to which it is subject.

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

The COVID-19 pandemic has created heightened operational risks and impacts to the Bancorp, including risks related to new systems and processes to support remote work strategies, new customer hardship programs and functions that cannot be fully executed by outsourced service providers. Additionally, increased external threats have increased fraud and cyber-security risks. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and robust business continuity management process, which are being leveraged to support the continuity of processes across the Bank. Fifth Third’s operational risk management team has been actively engaged to oversee and evaluate business changes required to ensure continuity of critical business services with the focus on impacts to customers and Bancorp employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LEGAL AND REGULATORY COMPLIANCE RISK MANAGEMENT
Legal and regulatory compliance risk is the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Legal risks include the risk of actions against the institution that results in unenforceable contracts, lawsuits, legal sanctions, or adverse judgments, which disrupt or otherwise negatively affect the operations or condition of the institution. Failure to effectively manage such risks can elevate the risk level or manifest itself as other types of key risks, including reputational or operational risk. Fifth Third focuses on managing legal and regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels, consistent with the Bancorp’s risk appetite.

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, and regulatory compliance testing and monitoring. Compliance Risk Management and the Legal Division partner with the Financial Crimes Division to oversee anti-money laundering processes, and Compliance Risk Management also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also reports and escalates legal and regulatory compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

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

In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer is replaced with a stress capital buffer requirement. During each supervisory stress testing cycle, the FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The final rule is applicable to BHCs with $100 billion or more in total consolidated assets and was effective on October 1, 2020.

On June 25, 2020, the FRB provided the Bancorp with an indicative stress capital buffer of 2.5%. The indicative stress capital buffer of 2.5% is the floor under the regulatory capital rules, and without the floor, the Bancorp estimates its buffer would have been approximately 2.1%. The FRB provided the Bancorp a final stress capital buffer requirement of 2.5% on August 7, 2020. The stress capital buffer requirement was effective October 1, 2020.

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

In March 2020, the banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL given the disruption in economic activity caused by the COVID-19 pandemic. The interim final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at September 30, 2020 was an increase in capital of approximately $663 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 41 basis points as of September 30, 2020. For additional information on ASU 2016-13, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 68: Capital Ratios
($ in millions)	September 30, 2020	December 31, 2019
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.33%	12.58
Tangible equity as a percent of tangible assets(a)(c)(d)	8.09	9.52
Tangible common equity as a percent of tangible assets(a)(c)(d)	6.99	8.44
Regulatory capital:
CET1 capital(b)	$14,307	13,847
Tier I capital(b)	16,422	15,616
Total regulatory capital(b)	21,067	19,661
Risk-weighted assets	141,083	142,065
Regulatory capital ratios:(b)
CET1 capital	10.14%	9.75
Tier I risk-based capital	11.64	10.99
Total risk-based capital	14.93	13.84
Tier I leverage(d)	8.37	9.54
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Regulatory capital ratios as of September 30, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.
(c)Excludes AOCI.
(d)The decrease in these capital ratios is primarily attributable to the Bancorp's growth of assets during the nine months ended September 30, 2020.

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

In June 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This included the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions were governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets. On March 16, 2020, the Bancorp announced it was temporarily suspending share repurchases that it had capacity to execute under the 2019 CCAR plan. The decision on share repurchases is consistent with Fifth Third’s objective to use the Bancorp’s capital and liquidity to provide support to individuals, businesses and the broader economy through lending and other important services. Fifth Third did not execute any open market or accelerated share repurchases in the first, second and third quarters of 2020.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB required large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income. The FRB also required large banking organizations, including the Bancorp, to reevaluate their longer-term capital plans, and such organizations will be required to update and resubmit their capital plans later this year to reflect current stresses caused by the COVID-19 pandemic. The FRB may conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

In September 2020, the Bancorp was informed by the FRB that the capital plan resubmission due date was November 2, 2020, which the Bancorp submitted, as required. Additionally, on September 30, 2020 the FRB extended the third quarter of 2020 restrictions on share repurchases and dividends to the fourth quarter of 2020, and dividends remain limited according to a formula based on recent income.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.27 and $0.24 for the three months ended September 30, 2020 and 2019, respectively, and $0.81 and $0.70 for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2020:

TABLE 69: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2020 - July 31, 2020	31,992	$18.65	—	76,437,348
August 1, 2020 - August 31, 2020	54,501	20.15	—	76,437,348
September 1, 2020 - September 30, 2020	8,161	21.64	—	76,437,348
Total	94,654	$19.77	—	76,437,348
(a)    Shares repurchased during the third quarter of 2020 were in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, forward contracts related to residential mortgage loans held for sale, letters of credit, purchase obligations, capital commitments for private equity investments and capital expenditures. Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2020	2019
Assets
Cash and due from banks	$2,996	3,278
Other short-term investments(a)	31,285	1,950
Available-for-sale debt and other securities(b)	37,425	36,028
Held-to-maturity securities(c)	15	17
Trading debt securities	704	297
Equity securities	277	564
Loans and leases held for sale(d)	2,323	1,400
Portfolio loans and leases(a)(e)	110,731	109,558
Allowance for loan and lease losses(a)	(2,574)	(1,202)
Portfolio loans and leases, net	108,157	108,356
Bank premises and equipment(f)	2,090	1,995
Operating lease equipment	818	848
Goodwill	4,261	4,252
Intangible assets	157	201
Servicing rights	660	993
Other assets(a)	10,828	9,190
Total Assets	$201,996	169,369
Liabilities
Deposits:
Noninterest-bearing deposits	$51,896	35,968
Interest-bearing deposits	104,787	91,094
Total deposits	156,683	127,062
Federal funds purchased	251	260
Other short-term borrowings	1,196	1,011
Accrued taxes, interest and expenses	2,500	2,441
Other liabilities(a)	3,292	2,422
Long-term debt(a)	15,123	14,970
Total Liabilities	$179,045	148,166
Equity
Common stock(g)	$2,051	2,051
Preferred stock(h)	2,116	1,770
Capital surplus	3,624	3,599
Retained earnings	18,010	18,315
Accumulated other comprehensive income	2,831	1,192
Treasury stock(g)	(5,681)	(5,724)
Total Equity	$22,951	21,203
Total Liabilities and Equity	$201,996	169,369
(a)Includes $61 and $74 of other short-term investments, $887 and $1,354 of portfolio loans and leases, $(9) and $(7) of ALLL, $5 and $8 of other assets, $2 and $2 of other liabilities, and $786 and $1,253 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2020 and December 31, 2019, respectively. For further information refer to Note 13.
(b)Amortized cost of $34,693 and $34,966 at September 30, 2020 and December 31, 2019, respectively.
(c)Fair value of $15 and $17 at September 30, 2020 and December 31, 2019, respectively.
(d)Includes $1,472 and $1,264 of residential mortgage loans held for sale measured at fair value at September 30, 2020 and December 31, 2019, respectively.
(e)Includes $174 and $183 of residential mortgage loans measured at fair value at September 30, 2020 and December 31, 2019, respectively.
(f)Includes $45 and $27 of bank premises and equipment held for sale at September 30, 2020 and December 31, 2019, respectively.
(g)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2020 – 712,327,748 (excludes 211,564,833 treasury shares), December 31, 2019 – 708,915,629 (excludes 214,976,952 treasury shares).
(h)500,000 shares of no par value preferred stock were authorized at both September 30, 2020 and December 31, 2019. There were 422,000 and 436,000 unissued shares of undesignated no par value preferred stock at September 30, 2020 and December 31, 2019, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2020 and December 31, 2019. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2020 and December 31, 2019. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans and leases	$1,047	1,320	3,397	3,799
Interest on securities	274	291	840	862
Interest on other short-term investments	8	14	20	33
Total interest income	1,329	1,625	4,257	4,694
Interest Expense
Interest on deposits	46	243	295	692
Interest on federal funds purchased	—	4	2	23
Interest on other short-term borrowings	5	8	13	23
Interest on long-term debt	108	128	347	387
Total interest expense	159	383	657	1,125
Net Interest Income	1,170	1,242	3,600	3,569
Provision for (benefit from) credit losses	(15)	134	1,110	310
Net Interest Income After Provision for (Benefit from) Credit Losses	1,185	1,108	2,490	3,259
Noninterest Income(a)
Service charges on deposits	144	143	414	417
Wealth and asset management revenue	132	124	387	358
Commercial banking revenue	125	123	387	333
Mortgage banking net revenue	76	95	295	214
Card and processing revenue	92	94	260	266
Leasing business revenue	77	92	207	199
Other noninterest income	26	64	42	679
Securities gains, net	51	5	48	30
Securities gains (losses), net – non-qualifying hedges on mortgage servicing rights	(1)	—	3	5
Total noninterest income	722	740	2,043	2,501
Noninterest Expense(a)
Compensation and benefits	637	584	1,911	1,843
Technology and communications	89	100	272	319
Net occupancy expense	90	84	254	248
Leasing business expense	35	40	103	97
Equipment expense	33	33	97	96
Card and processing expense	29	33	89	98
Marketing expense	23	40	74	117
Other noninterest expense	225	245	682	681
Total noninterest expense	1,161	1,159	3,482	3,499
Income Before Income Taxes	746	689	1,051	2,261
Applicable income tax expense	165	140	228	483
Net Income	581	549	823	1,778
Dividends on preferred stock	19	19	69	60
Net Income Available to Common Shareholders	$562	530	754	1,718
Earnings per share - basic	$0.78	0.72	1.05	2.40
Earnings per share - diluted	$0.78	0.71	1.04	2.37
Average common shares outstanding - basic	715,102,136	726,715,542	714,477,089	708,848,535
Average common shares outstanding - diluted	718,893,892	736,086,399	718,942,648	718,413,237
(a)During the first quarter of 2020, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Net Income	$581	549	823	1,778
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	(32)	379	1,306	1,387
Reclassification adjustment for net gains included in net income	(34)	(2)	(34)	(2)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	1	83	494	361
Reclassification adjustment for net gains included in net income	(56)	(4)	(130)	(2)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(2)	—	(2)	—
Reclassification of amounts to net periodic benefit costs	3	1	5	3
Other comprehensive income (loss), net of tax	(120)	457	1,639	1,747
Comprehensive Income	$461	1,006	2,462	3,525

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at June 30, 2019	$2,051	1,331	3,572	17,431	1,178	(5,089)	20,474	197	20,671
Net income				549			549		549
Other comprehensive income, net of tax					457		457		457
Cash dividends declared:
Common stock ($0.24 per share)				(175)			(175)		(175)
Preferred stock:
Series I ($414.06 per share)				(8)			(8)		(8)
Series J ($612.50 per share)				(7)			(7)		(7)
Class B, Series A ($5.83 per share)				(1)			(1)		(1)
Other(a) ($15.00 per share)				(3)			(3)		(3)
Shares acquired for treasury						(350)	(350)		(350)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred stock issued by a Bancorp subsidiary		197					197	(197)	—
Impact of stock transactions under stock compensation plans, net			17			7	24		24
Other						5	5		5
Balance at September 30, 2019	$2,051	1,770	3,589	17,786	1,635	(5,427)	21,404	—	21,404

Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335	—	22,335
Net income				581			581		581
Other comprehensive loss, net of tax					(120)		(120)		(120)
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)		(195)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)		(7)
Series J ($219.65 per share)				(3)			(3)		(3)
Series K ($309.38 per share)				(3)			(3)		(3)
Series L ($187.50 per share)				(3)			(3)		(3)
Class B, Series A ($15.00 per share)				(3)			(3)		(3)
Issuance of preferred stock		346					346		346
Impact of stock transactions under stock compensation plans, net			21			2	23		23
Balance at September 30, 2020	$2,051	2,116	3,624	18,010	2,831	(5,681)	22,951	—	22,951
(a)Dividends declared for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	—	16,250
Impact of cumulative effect of change in accounting principle				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	—	16,260
Net income				1,778			1,778		1,778
Other comprehensive income, net of tax					1,747		1,747		1,747
Cash dividends declared:
Common stock ($0.70 per share)				(518)			(518)		(518)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)		(15)
Series I ($1,242.18 per share)				(23)			(23)		(23)
Series J ($1,225.00 per share)				(15)			(15)		(15)
Class B, Series A ($5.83 per share)				(1)			(1)		(1)
Other(a) ($30.00 per share)				(6)			(6)		(6)
Shares acquired for treasury						(1,463)	(1,463)		(1,463)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred stock issued by a Bancorp subsidiary		197					197	(197)	—
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Impact of stock transactions under stock compensation plans, net			5	1		53	59		59
Other			(1)	(3)		7	3		3
Balance at September 30, 2019	$2,051	1,770	3,589	17,786	1,635	(5,427)	21,404	—	21,404

Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	—	21,203
Impact of cumulative effect of change in accounting principle(b)				(472)			(472)		(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731	—	20,731
Net income				823			823		823
Other comprehensive income, net of tax					1,639		1,639		1,639
Cash dividends declared:
Common stock ($0.81 per share)				(585)			(585)		(585)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)		(15)
Series I ($1,242.18 per share)				(23)			(23)		(23)
Series J ($829.58 per share)				(10)			(10)		(10)
Series K ($928.14 per share)				(9)			(9)		(9)
Series L ($187.50 per share)				(3)			(3)		(3)
Class B, Series A ($45.00 per share)				(9)			(9)		(9)
Issuance of preferred stock		346					346		346
Impact of stock transactions under stock compensation plans, net			25			41	66		66
Other				(2)		2	—		—
Balance at September 30, 2020	$2,051	2,116	3,624	18,010	2,831	(5,681)	22,951	—	22,951
(a)Dividends declared for Perpetual Preferred Stock, Series C, of MB Financial, Inc., a subsidiary of the Bancorp.
(b)Related to the adoption of ASU 2016-13 as of January 1, 2020. Refer to Note 4 for additional information.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2020	2019
Operating Activities
Net income	$823	1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,110	310
Depreciation, amortization and accretion	358	289
Stock-based compensation expense	100	109
Benefit from deferred income taxes	(174)	(197)
Securities gains, net	(58)	(35)
MSR fair value adjustment	519	416
Net gains on sales of loans and fair value adjustments on loans held for sale	(206)	(96)
Net losses on disposition and impairment of bank premises and equipment	26	24
Net gains on disposition and impairment of operating lease equipment	(6)	(2)
Gain on sale of Worldpay, Inc. shares	—	(562)
Proceeds from sales of loans held for sale	9,149	5,457
Loans originated or purchased for sale, net of repayments	(9,252)	(6,032)
Dividends representing return on equity investments	8	40
Net change in:
Equity and trading debt securities	(107)	66
Other assets	(444)	(714)
Accrued taxes, interest and expenses and other liabilities	169	(406)
Net Cash Provided by Operating Activities	2,015	445
Investing Activities
Proceeds from sales:
AFS securities and other investments	1,325	8,424
Loans and leases	77	221
Bank premises and equipment	16	35
Proceeds from repayments / maturities of AFS and HTM securities and other investments	2,275	1,623
Purchases:
AFS securities and other investments	(3,568)	(11,204)
Bank premises and equipment	(235)	(180)
MSRs	(36)	(26)
Proceeds from settlement of BOLI	16	21
Proceeds from sales and dividends representing return of equity investments	12	1,028
Net cash received on acquisition	—	1,210
Net change in:
Other short-term investments and federal funds sold	(29,335)	(1,322)
Portfolio loans and leases	(2,079)	(1,132)
Operating lease equipment	(61)	(25)
Net Cash Used in Investing Activities	(31,593)	(1,327)
Financing Activities
Net change in deposits	29,621	2,027
Net change in other short-term borrowings and federal funds purchased	126	2,157
Dividends paid on common and preferred stock	(629)	(546)
Proceeds from issuance of long-term debt	2,529	3,103
Repayment of long-term debt	(2,654)	(4,012)
Repurchases of treasury stock and related forward contract	—	(1,463)
Issuance of preferred stock	346	242
Other	(43)	(46)
Net Cash Provided by Financing Activities	29,296	1,462
(Decrease) Increase in Cash and Due from Banks	(282)	580
Cash and Due from Banks at Beginning of Period	3,278	2,681
Cash and Due from Banks at End of Period	$2,996	3,261
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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2019 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2020	2019
Cash Payments:
Interest	$746	1,166
Income taxes	419	524

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$713	191
Loans and leases held for sale to portfolio loans and leases	39	30
Portfolio loans and leases to OREO	11	23
Loans and leases held for sale to OREO	2	—

Supplemental Disclosures:
Additions to lease liabilities under operating leases	$41	43
Additions to lease liabilities under finance leases	93	13
Right-of-use assets recognized at adoption of ASU 2016-02	—	509
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	—	197
(a)Includes $668 of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

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

Merger-Related Expenses
Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and were immaterial and $28 million for the three months ended September 30, 2020 and 2019, respectively, and $16 million and $213 million for the nine months ended September 30, 2020 and 2019, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of merger-related expenses recorded in noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Compensation and benefits	$—	14	4	88
Technology and communications	—	8	6	68
Net occupancy expense	—	3	4	10
Equipment expense	—	—	—	1
Card and processing expense	—	—	—	1
Marketing expense	—	—	—	7
Other noninterest expense	—	3	2	38
Total	$—	28	16	213

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

	Unaudited Pro Forma Information
($ in millions)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Net interest income	$1,223	3,696
Noninterest income	739	2,601
Net income available to common shareholders	520	1,840

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

($ in millions)	March 22, 2019
Contractually required payments including interest	$1,139
Less: Nonaccretable difference	81
Cash flows expected to be collected	1,058
Less: Accretable yield	202
Fair value of loans acquired	$856

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
A summary of activity related to the accretable yield is as follows:

($ in millions)	Accretable Yield
Balance as of December 31, 2018	$—
Additions	202
Accretion	(30)
Reclassifications from (to) nonaccretable difference	(2)
Balance as of September 30, 2019	$170

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
4. Accounting and Reporting Developments

Standards Adopted in 2020
The Bancorp adopted the following new accounting standards during the nine months ended September 30, 2020:

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

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The Bancorp adopted the amended guidance on January 1, 2020 and the required disclosures are included in Note 24.

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

ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022.

Standards Issued but Not Yet Adopted
The following accounting standards were issued but not yet adopted by the Bancorp as of September 30, 2020:

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

Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Those loans and leases that were 30 days or more past due at March 1, 2020 continue to be reported at their March 1, 2020 delinquency status unless the borrower makes supplemental payments to resolve the delinquency. After the conclusion of the payment deferral or forbearance period, borrowers who were delinquent as of March 1, 2020 may be returned to current status once they demonstrate a willingness and ability to repay the loan according to its modified terms. This may be evidenced by payment history after the payment deferral or forbearance period, or by completing an evaluation of the borrower’s creditworthiness upon exit from the Bancorp’s hardship programs.

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity investment securities portfolios as of:

September 30, 2020 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$75	3	—	78
Obligations of states and political subdivisions securities	17	—	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,711	894	(2)	12,603
Agency commercial mortgage-backed securities	16,173	1,578	(1)	17,750
Non-agency commercial mortgage-backed securities	3,317	258	—	3,575
Asset-backed securities and other debt securities	2,869	37	(35)	2,871
Other securities(a)	531	—	—	531
Total available-for-sale debt and other securities	$34,693	2,770	(38)	37,425
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$13	—	—	13
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$15	—	—	15
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $47, $482 and $2, respectively, at September 30, 2020, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2020	December 31, 2019
Trading debt securities	$704	297
Equity securities	277	564

The amounts reported in the preceding tables exclude accrued interest receivables on investment securities of $90 million at September 30, 2020, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Available-for-sale debt and other securities:
Realized gains	$46	3	47	51
Realized losses	(1)	—	(2)	(47)
OTTI	—	—	—	(1)
Net realized gains on available-for sale debt and other securities	$45	3	45	3
Total trading debt securities gains (losses)	$(1)	—	3	5
Total equity securities gains(a)	$6	2	3	27
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$50	5	51	35
(a)Includes net unrealized losses of $1 and $3 for the three and nine months ended September 30, 2020, respectively, and an immaterial net unrealized gain and a net unrealized gain of $23 for the three and nine months ended September 30, 2019, respectively.
(b)Excludes $1 and $7 of net securities gains for the three and nine months ended September 30, 2020, respectively, and $2 and $6 of net securities gains for the three and nine months ended September 30, 2019, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These gains are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

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

At September 30, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the three and nine months ended September 30, 2020 related to available-for-sale debt and other securities in an unrealized loss position.

At September 30, 2020 and December 31, 2019, investment securities with a fair value of $10.6 billion and $8.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of September 30, 2020 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$516	538	6	6
1-5 years	13,612	14,538	7	7
5-10 years	14,103	15,463	—	—
Over 10 years	5,931	6,355	2	2
Other securities	531	531	—	—
Total	$34,693	37,425	15	15
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Agency residential mortgage-backed securities	$72	(2)	1	—	73	(2)
Agency commercial mortgage-backed securities	75	(1)	—	—	75	(1)
Non-agency commercial mortgage-backed securities	24	—	—	—	24	—
Asset-backed securities and other debt securities	864	(16)	533	(19)	1,397	(35)
Total	$1,035	(19)	534	(19)	1,569	(38)
December 31, 2019
Agency residential mortgage-backed securities	$2,159	(19)	4	—	2,163	(19)
Agency commercial mortgage-backed securities	1,602	(12)	—	—	1,602	(12)
Asset-backed securities and other debt securities	367	(3)	379	(9)	746	(12)
Total	$4,128	(34)	383	(9)	4,511	(43)

At September 30, 2020 and December 31, 2019, $2 million and an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities, respectively.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2020	December 31, 2019
Loans and leases held for sale:
Commercial and industrial loans	$57	135
Commercial mortgage loans	2	1
Residential mortgage loans	2,264	1,264
Total loans and leases held for sale	$2,323	1,400
Portfolio loans and leases:
Commercial and industrial loans(a)	$51,695	50,542
Commercial mortgage loans	10,878	10,963
Commercial construction loans	5,656	5,090
Commercial leases	3,021	3,363
Total commercial loans and leases	$71,250	69,958
Residential mortgage loans(b)	$16,158	16,724
Home equity	5,455	6,083
Indirect secured consumer loans	12,925	11,538
Credit card	2,087	2,532
Other consumer loans	2,856	2,723
Total consumer loans	$39,481	39,600
Total portfolio loans and leases	$110,731	109,558
(a)Includes $5.2 billion, as of September 30, 2020, related to the SBA’s Paycheck Protection Program established under the CARES Act on March 27, 2020.
(b)Includes $51 million, as of September 30, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 for further information.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Portfolio loans and leases are recorded net of unearned income, which totaled $301 million as of September 30, 2020 and $354 million as of December 31, 2019. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $228 million and $249 million as of September 30, 2020 and December 31, 2019, respectively. The amortized cost basis of loans and leases excludes accrued interest receivables of $361 million at September 30, 2020, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.8 billion and $16.7 billion at September 30, 2020 and December 31, 2019, respectively, pledged at the FHLB, and loans of $35.1 billion and $47.3 billion at September 30, 2020 and December 31, 2019, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and industrial loans	$51,752	50,677	4	11
Commercial mortgage loans	10,880	10,964	26	15
Commercial construction loans	5,656	5,090	—	—
Commercial leases	3,021	3,363	2	—
Residential mortgage loans	18,422	17,988	67	50
Home equity	5,455	6,083	2	1
Indirect secured consumer loans	12,925	11,538	10	10
Credit card	2,087	2,532	27	42
Other consumer loans	2,856	2,723	1	1
Total loans and leases	$113,054	110,958	139	130
Less: Loans and leases held for sale	$2,323	1,400
Total portfolio loans and leases	$110,731	109,558

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Commercial and industrial loans	$42	29	157	67
Commercial mortgage loans	11	—	14	(1)
Commercial leases	8	4	24	7
Residential mortgage loans	(1)	1	1	1
Home equity	1	2	5	8
Indirect secured consumer loans	3	13	23	34
Credit card	29	33	100	101
Other consumer loans	8	17	29	39
Total net charge-offs	$101	99	353	256

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the components of the net investment in leases as of:

($ in millions)(a)	September 30, 2020	December 31, 2019
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,610	2,196
Unguaranteed residual assets (present value)	198	220
Net discount on acquired leases	—	(7)
Net investment in sales-type leases:
Lease payment receivable (present value)	818	510
Unguaranteed residual assets (present value)	29	15
(a)Excludes $366 and $429 of leveraged leases at September 30, 2020 and December 31, 2019, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 was $16 million and $50 million, respectively, for direct financing leases and $7 million and $20 million, respectively, for sales-type leases. For the three and nine months ended September 30, 2019, interest income recognized was $22 million and $70 million, respectively, for direct financing leases and $4 million and $7 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of September 30, 2020 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2020	$137	57
2021	503	226
2022	397	197
2023	232	144
2024	172	108
2025	115	56
Thereafter	165	113
Total undiscounted cash flows	$1,721	901
Less: Difference between undiscounted cash flows and discounted cash flows	111	83
Present value of lease payments (recognized as lease receivables)	$1,610	818

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $33 million at September 30, 2020 to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. The Bancorp maintained an allowance of $17 million at December 31, 2019 to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$1,502	327	867	—	2,696
Losses charged off(a)	(66)	(1)	(68)	—	(135)
Recoveries of losses previously charged off(a)	5	2	27	—	34
(Benefit from) provision for loan and lease losses	92	(31)	(82)	—	(21)
Balance, end of period	$1,533	297	744	—	2,574
(a)The Bancorp recorded $9 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended September 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$651	76	276	112	1,115
Losses charged off(a)	(34)	(2)	(94)	—	(130)
Recoveries of losses previously charged off(a)	1	1	29	—	31
Provision for loan and lease losses	53	—	72	2	127
Balance, end of period	$671	75	283	114	1,143
(a)The Bancorp recorded $12 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the nine months ended September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged off(b)	(209)	(6)	(242)	—	(457)
Recoveries of losses previously charged off(b)	14	5	85	—	104
Provision for loan and lease losses	858	29	195	—	1,082
Balance, end of period	$1,533	297	744	—	2,574
(a)Includes $31, $2 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $31 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the nine months ended September 30, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged off(a)	(87)	(5)	(266)	—	(358)
Recoveries of losses previously charged off(a)	14	4	84	—	102
Provision for (benefit from) loan and lease losses	99	(5)	198	4	296
Balance, end of period	$671	75	283	114	1,143
(a)The Bancorp recorded $35 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$178	78	46	302
Collectively evaluated	1,355	219	698	2,272
Total ALLL	$1,533	297	744	2,574
Portfolio loans and leases:(b)
Individually evaluated	$1,111	650	280	2,041
Collectively evaluated	69,743	15,255	23,025	108,023
Purchased credit deteriorated(c)	396	79	18	493
Total portfolio loans and leases	$71,250	15,984	23,323	110,557
(a)Includes $3 related to commercial leveraged leases at September 30, 2020.
(b)Excludes $174 of residential mortgage loans measured at fair value and includes $366 of commercial leveraged leases, net of unearned income at September 30, 2020.
(c)Includes $51, as of September 30, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 for further information.

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
(a)Includes $1 related to commercial leveraged leases at December 31, 2019.
(b)Excludes $183 of residential mortgage loans measured at fair value and includes $429 of commercial leveraged leases, net of unearned income at December 31, 2019.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class and vintage:

As of September 30, 2020 ($ in millions)	Term Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$6,755	2,329	1,288	849	561	856	31,689	—	44,327
Special mention	96	67	86	40	10	21	3,661	—	3,981
Substandard	167	77	269	87	44	121	2,610	—	3,375
Doubtful	—	—	—	—	—	—	12	—	12
Total commercial and industrial loans	$7,018	2,473	1,643	976	615	998	37,972	—	51,695
Commercial mortgage owner-occupied loans:
Pass	$905	693	466	308	258	489	1,033	—	4,152
Special mention	57	8	28	13	12	16	83	—	217
Substandard	219	36	40	10	14	36	80	—	435
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,181	737	534	331	284	541	1,196	—	4,804
Commercial mortgage nonowner-occupied loans:
Pass	$738	865	564	298	248	391	1,818	—	4,922
Special mention	254	1	16	3	28	20	402	—	724
Substandard	129	7	61	12	2	43	174	—	428
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$1,121	873	641	313	278	454	2,394	—	6,074
Commercial construction loans:
Pass	$26	58	28	—	9	12	4,949	—	5,082
Special mention	40	—	—	—	—	—	477	—	517
Substandard	5	—	—	—	—	—	52	—	57
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$71	58	28	—	9	12	5,478	—	5,656
Commercial leases:
Pass	$447	392	328	399	334	943	—	—	2,843
Special mention	3	40	16	6	6	8	—	—	79
Substandard	4	4	19	33	7	32	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$454	436	363	438	347	983	—	—	3,021
Total commercial loans and leases:
Pass	$8,871	4,337	2,674	1,854	1,410	2,691	39,489	—	61,326
Special mention	450	116	146	62	56	65	4,623	—	5,518
Substandard	524	124	389	142	67	232	2,916	—	4,394
Doubtful	—	—	—	—	—	—	12	—	12
Total commercial loans and leases	$9,845	4,577	3,209	2,058	1,533	2,988	47,040	—	71,250

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2019 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$47,671	1,423	1,406	42	50,542
Commercial mortgage owner-occupied loans	4,421	162	293	4	4,880
Commercial mortgage nonowner-occupied loans	5,866	135	82	—	6,083
Commercial construction loans	4,963	52	75	—	5,090
Commercial leases	3,222	53	88	—	3,363
Total commercial loans and leases	$66,143	1,825	1,944	46	69,958

Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$51,413	140	142	282	51,695	4
Commercial mortgage owner-occupied loans	4,753	14	37	51	4,804	22
Commercial mortgage nonowner-occupied loans	5,979	58	37	95	6,074	4
Commercial construction loans	5,654	2	—	2	5,656	—
Commercial leases	3,007	4	10	14	3,021	2
Total portfolio commercial loans and leases	$70,806	218	226	444	71,250	32
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2019 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$50,305	133	104	237	50,542	11
Commercial mortgage owner-occupied loans	4,853	4	23	27	4,880	9
Commercial mortgage nonowner-occupied loans	6,072	5	6	11	6,083	6
Commercial construction loans	5,089	1	—	1	5,090	—
Commercial leases	3,338	11	14	25	3,363	—
Total portfolio commercial loans and leases	$69,657	154	147	301	69,958	26
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of September 30, 2020 ($ in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$2,843	2,348	976	1,877	2,589	5,191	—	—	15,824
30-89 days past due	2	1	3	4	3	11	—	—	24
90 days or more past due	—	5	2	7	5	48	—	—	67
Total performing	2,845	2,354	981	1,888	2,597	5,250	—	—	15,915
Nonperforming	—	—	—	2	3	64	—	—	69
Total residential mortgage loans(b)	$2,845	2,354	981	1,890	2,600	5,314	—	—	15,984
Home equity:
Performing:
Current	$11	27	35	5	3	164	5,086	8	5,339
30-89 days past due	—	—	—	—	—	3	22	—	25
90 days or more past due	—	—	—	—	—	2	—	—	2
Total performing	11	27	35	5	3	169	5,108	8	5,366
Nonperforming	—	—	1	—	—	12	75	1	89
Total home equity	$11	27	36	5	3	181	5,183	9	5,455
Indirect secured consumer loans:
Performing:
Current	$4,928	4,186	1,909	1,008	462	290	—	—	12,783
30-89 days past due	13	38	32	19	9	5	—	—	116
90 days or more past due	1	2	3	2	1	1	—	—	10
Total performing	4,942	4,226	1,944	1,029	472	296	—	—	12,909
Nonperforming	—	4	4	3	2	3	—	—	16
Total indirect secured consumer loans	$4,942	4,230	1,948	1,032	474	299	—	—	12,925
Credit card:
Performing:
Current	$—	—	—	—	—	—	2,005	—	2,005
30-89 days past due	—	—	—	—	—	—	29	—	29
90 days or more past due	—	—	—	—	—	—	27	—	27
Total performing	—	—	—	—	—	—	2,061	—	2,061
Nonperforming	—	—	—	—	—	—	26	—	26
Total credit card	$—	—	—	—	—	—	2,087	—	2,087
Other consumer loans
Performing:
Current	$605	645	502	205	37	36	803	1	2,834
30-89 days past due	2	6	4	3	—	—	3	—	18
90 days or more past due	—	1	—	—	—	—	—	—	1
Total performing	607	652	506	208	37	36	806	1	2,853
Nonperforming	—	—	—	—	—	1	2	—	3
Total other consumer loans	$607	652	506	208	37	37	808	1	2,856
Total consumer loans(b)	$8,405	7,263	3,471	3,135	3,114	5,831	8,078	10	39,307
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2020, $91 of these loans were 30-89 days past due and $249 were 90 days or more past due. The Bancorp recognized an immaterial amount and $2 of losses during the three and nine months ended September 30, 2020, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $174 of residential mortgage loans measured at fair value at September 30, 2020.

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class:

As of September 30, 2020 ($ in millions)	Amortized Cost Basis
Commercial loans and leases:
Commercial and industrial loans	$877
Commercial mortgage owner-occupied loans	67
Commercial mortgage nonowner-occupied loans	120
Commercial construction loans	20
Commercial leases	15
Total commercial loans and leases	1,099
Residential mortgage loans	114
Consumer loans:
Home equity	75
Indirect secured consumer loans	9
Other consumer loans	—
Total consumer loans	84
Total portfolio loans and leases	$1,297

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property:

As of September 30, 2020 ($ in millions)				For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	With an ALLL	No Related ALLL	Total	Interest Income Recognized	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$354	164	518	2	6
Commercial mortgage owner-occupied loans	17	35	52	—	—
Commercial mortgage nonowner-occupied loans	86	16	102	—	—
Commercial leases	11	5	16	—	1
Total nonaccrual portfolio commercial loans and leases	468	220	688	2	7
Residential mortgage loans	10	59	69	7	22
Consumer loans:
Home equity	58	31	89	2	7
Indirect secured consumer loans	9	7	16	—	—
Credit card	26	—	26	1	3
Other consumer loans	3	—	3	—	—
Total nonaccrual portfolio consumer loans	96	38	134	3	10
Total nonaccrual portfolio loans and leases(a)(b)	$574	317	891	12	39
OREO and other repossessed property	—	40	40	—	—
Total nonperforming portfolio assets(a)(b)	$574	357	931	12	39
(a)Excludes $10 of nonaccrual loans held for sale and $1 of nonaccrual restructured loans held for sale.
(b)Includes $25 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $13 are restructured nonaccrual government insured commercial loans.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $140 million and $212 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $111 million and $70 million, respectively, as of September 30, 2020 compared with $41 million and $58 million, respectively, as of December 31, 2019.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2020 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Amortized Cost Basis of Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	33	$75	1	7
Commercial mortgage owner-occupied loans	10	19	(3)	—
Commercial mortgage nonowner-occupied loans	3	16	(2)	—
Residential mortgage loans	66	11	—	—
Consumer loans:
Home equity	88	2	(3)	—
Indirect secured consumer loans	14	—	—	—
Credit card	1,023	6	2	1
Total portfolio loans	1,237	$129	(5)	8
(a)Excludes all loans and leases held for sale.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	27	$72	(1)	—
Commercial mortgage owner-occupied loans	4	1	—	—
Residential mortgage loans	256	39	1	—
Consumer loans:
Home equity	21	1	—	—
Indirect secured consumer loans	27	—	—	—
Credit card	1,467	8	2	1
Total portfolio loans	1,802	$121	2	1
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans and leases, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2020 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	96	$250	25	7
Commercial mortgage owner-occupied loans	38	38	(3)	—
Commercial mortgage nonowner-occupied loans	15	38	(2)	—
Commercial construction	3	21	1	—
Residential mortgage loans	359	48	1	—
Consumer loans:
Home equity	130	6	(4)	—
Indirect secured consumer loans	56	—	—	—
Credit card	3,880	21	8	1
Total portfolio loans	4,577	$422	26	8
(a)Excludes all loans and leases held for sale.
(b)Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2019 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Recorded Investment in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	65	$168	(15)	5
Commercial mortgage owner-occupied loans	13	10	—	—
Residential mortgage loans	531	74	1	—
Consumer loans:
Home equity	58	3	—	—
Indirect secured consumer loans	65	—	—	—
Credit card	4,250	24	6	3
Total portfolio loans	4,982	$279	(8)	8
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2020 and 2019 and were within 12 months of the restructuring date:

September 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$1
Commercial mortgage owner-occupied loans	1	1
Residential mortgage loans	45	8
Consumer loans:
Home equity	2	—
Indirect secured consumer loans	6	—
Credit card	20	—
Total portfolio loans	80	$10
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

September 30, 2019 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	1	$3
Commercial mortgage owner-occupied loans	2	—
Residential mortgage loans	67	10
Consumer loans:
Home equity	7	—
Credit card	69	—
Total portfolio loans	146	$13
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2020 and 2019 and were within 12 months of the restructuring date:

September 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	12	$5
Commercial mortgage owner-occupied loans	8	3
Commercial mortgage nonowner-occupied loans	2	9
Residential mortgage loans	117	18
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	12	—
Credit card	237	1
Total portfolio loans	393	$36
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	8	$20
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	196	30
Consumer loans:
Home equity	12	—
Credit card	605	3
Total portfolio loans	825	$54
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, beginning in March 2020, the Bancorp began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and business customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances generally covered periods of three to six months, depending on the program. In most cases, these offers are not classified as troubled debt restructurings (TDRs) and do not result in loans being placed on nonaccrual status. These programs were discontinued during the third quarter of 2020, except for the forbearance program for residential mortgage loans which is expected to continue accepting new enrollments through December 31, 2020. The Bancorp has also developed additional relief programs for borrowers who continue to be affected by the pandemic after conclusion of the initial relief period. Most of these new programs offer a temporary reduction in payments for a period of up to six months.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a summary of portfolio loans and leases as of September 30, 2020, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
September 30, 2020 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Commercial loans:
Commercial and industrial loans	$1,412	39	1,451	1,413	29	9	38
Commercial mortgage owner-occupied loans	580	38	618	594	9	15	24
Commercial mortgage nonowner-occupied loans	920	258	1,178	1,101	56	21	77
Commercial construction loans	306	150	456	456	—	—	—
Commercial leases	99	—	99	99	—	—	—
Residential mortgage loans(b)	426	1,095	1,521	1,324	51	146	197
Consumer loans:
Home equity	41	177	218	205	7	6	13
Indirect secured consumer loans	924	172	1,096	1,025	63	8	71
Credit card	133	18	151	131	12	8	20
Other consumer loans	97	16	113	106	6	1	7
Total portfolio loans and leases	$4,938	1,963	6,901	6,454	233	214	447
(a)Includes loans and leases that are still in the initial payment relief period (primarily residential mortgage and home equity loans) and loans that have requested additional relief.
(b)Excludes $843 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, $792 of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower's status as of March 1, 2020, as adjusted based on the borrower's compliance with modified loan terms.

8. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2020	December 31, 2019
Land and improvements(a)	$626	639
Buildings(a)	1,587	1,575
Equipment	2,254	2,126
Leasehold improvements	450	432
Construction in progress(a)	140	85
Bank premises and equipment held for sale:
Land and improvements	27	8
Buildings	17	18
Equipment	1	1
Accumulated depreciation and amortization	(3,012)	(2,889)
Total bank premises and equipment	$2,090	1,995
(a)At September 30, 2020 and December 31, 2019, land and improvements, buildings and construction in progress included $54 and $51, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years, exclusive of branches identified for closure as part of the MB Financial, Inc. acquisition. As of September 30, 2020, 100 branches have been closed under this plan. Additionally, the Bancorp has identified 37 branches that it expects to close in the first quarter of 2021.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the final location was closed in the first quarter of 2020. These 46 branches were not part of the aforementioned plan and were in addition to the branch in the Chicago market that the Bancorp closed in November 2018. In addition, the Bancorp previously identified 11 other non-branch locations that it planned to sell that were acquired from MB Financial, Inc. These locations had a fair value, less cost to sell, of $15 million. Of these locations, seven have been sold as of September 30, 2020.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $11 million and $5 million for the three months ended September 30, 2020 and 2019, respectively, and $25 million and $27 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that were assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

9. Operating Lease Equipment
Operating lease equipment was $818 million and $848 million at September 30, 2020 and December 31, 2019, respectively. The Bancorp recorded lease income of $39 million and $44 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended September 30, 2020 and 2019, respectively, and $118 million and $110 million during the nine months ended September 30, 2020 and 2019, respectively. The Bancorp received payments of $119 million and $111 million related to operating leases during the nine months ended September 30, 2020 and 2019, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $3 million of impairment losses associated with operating lease assets for the nine months ended September 30, 2020 but did not recognize any impairment losses for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2020 through 2025 and thereafter:

As of September 30, 2020 ($ in millions)	Undiscounted Cash Flows
Remainder of 2020	$39
2021	140
2022	114
2023	85
2024	52
2025	32
Thereafter	44
Total operating lease payments	$506

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$444	473
Finance lease right-of-use assets	Bank premises and equipment	112	34
Total right-of-use assets(a)		$556	507
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$532	555
Finance lease liabilities	Long-term debt	117	35
Total lease liabilities		$649	590
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $124 and $25, respectively, as of September 30, 2020, and $75 and $27, respectively, as of December 31, 2019.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2020	2019	2020	2019
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$4	2	7	5
Interest on lease liabilities	Interest on long-term debt	1	—	2	—
Total finance lease costs		$5	2	9	5
Operating lease cost	Net occupancy expense	$29	25	76	72
Short-term lease cost	Net occupancy expense	—	—	1	—
Variable lease cost	Net occupancy expense	7	7	21	23
Sublease income	Net occupancy expense	(1)	(1)	(2)	(3)
Total operating lease costs		$35	31	96	92
Total lease costs		$40	33	105	97

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million and $5 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended September 30, 2020 and 2019, respectively, and $6 million and $12 million during the nine months ended September 30, 2020 and 2019, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2020 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of September 30, 2020 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2020	$22	4	26
2021	84	18	102
2022	80	18	98
2023	72	15	87
2024	63	16	79
2025	56	9	65
Thereafter	242	60	302
Total undiscounted cash flows	$619	140	759
Less: Difference between undiscounted cash flows and discounted cash flows	(87)	(23)	(110)
Present value of lease liabilities	$532	117	649

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

September 30, 2020
Weighted-average remaining lease term (years):
Operating leases	9.22
Finance leases	11.94
Weighted-average discount rate:
Operating leases	3.10%
Finance leases	2.36

The following table presents information related to lease transactions for the nine months ended:

($ in millions)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$69	72
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	8	3

Gains on sale and leaseback transactions	—	5
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

The Bancorp completed its annual goodwill impairment test as of September 30, 2020 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying values, including goodwill.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$1,380	1,655	215	193	—	3,443
Accumulated impairment losses	(750)	—	(215)	—	—	(965)
Net carrying value as of December 31, 2018	$630	1,655	—	193	—	2,478
Acquisition activity	1,324	391	—	62	—	1,777
Sale of business	—	—	—	(3)	—	(3)
Net carrying value as of December 31, 2019	$1,954	2,046	—	252	—	4,252
Acquisition activity	7	1	—	1	—	9
Net carrying value as of September 30, 2020	$1,961	2,047	—	253	—	4,261

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2020
Core deposit intangibles	$229	(104)	125
Customer relationships	29	(7)	22
Operating leases	19	(13)	6
Non-compete agreements	3	(2)	1
Other	4	(1)	3
Total intangible assets	$284	(127)	157
As of December 31, 2019
Core deposit intangibles	$229	(70)	159
Customer relationships	29	(6)	23
Operating leases	23	(9)	14
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$298	(97)	201

As of September 30, 2020, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $13 million and $14 million for the three months ended September 30, 2020 and 2019, respectively, and $43 million and $31 million for the nine months ended September 30, 2020 and 2019, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2020. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2020 through 2024 is as follows:

($ in millions)	Total
Remainder of 2020	$13
2021	43
2022	33
2023	24
2024	16

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

Consolidated VIEs
The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Condensed Consolidated Balance Sheets for automobile loan securitizations as of:

($ in millions)	September 30, 2020	December 31, 2019
Assets:
Other short-term investments	$61	74
Indirect secured consumer loans	887	1,354
ALLL	(9)	(7)
Other assets	5	8
Total assets	$944	1,429
Liabilities:
Other liabilities	$2	2
Long-term debt	786	1,253
Total liabilities	$788	1,255

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,473	436	1,473
Private equity investments	96	—	182
Loans provided to VIEs	2,515	—	3,781
Lease pool entities	75	—	75

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,435	428	1,435
Private equity investments	89	—	164
Loans provided to VIEs	2,715	—	4,083
Lease pool entities	74	—	74

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

At both September 30, 2020 and December 31, 2019, the Bancorp’s CDC investments included $1.2 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $436 million and $428 million at September 30, 2020 and December 31, 2019, respectively. The unfunded commitments as of September 30, 2020 are expected to be funded from 2020 to 2036.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2020	2019	2020	2019
Proportional amortization	Applicable income tax expense	$62	31	$94	105
Tax credits and other benefits	Applicable income tax expense	(74)	(35)	(111)	(122)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2020 and 2019.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at September 30, 2020 and December 31, 2019, the Bancorp’s unfunded commitment amounts to the private equity funds were $86 million and $75 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $4 million and $2 million during the three months ended September 30, 2020 and 2019, respectively and $10 million and $9 million during the nine months ended September 30, 2020 and 2019, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of September 30, 2020 and December 31, 2019, the Bancorp’s unfunded commitments to these entities were $1.3 billion and $1.4 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during both the three and nine months ended September 30, 2020 and 2019. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Residential mortgage loan sales(a)	$2,822	2,397	8,840	5,212

Origination fees and gains on loan sales	93	64	269	126
Gross mortgage servicing fees	66	71	197	196
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2020	2019
Balance, beginning of period	$993	938
Servicing rights originated	150	99
Servicing rights purchased	36	26
Servicing rights obtained in acquisition	—	263
Changes in fair value:
Due to changes in inputs or assumptions(a)	(340)	(294)
Other changes in fair value(b)	(179)	(122)
Balance, end of period	$660	910
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Securities gains (losses), net – non-qualifying hedges on MSRs	$(1)	—	3	5
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(12)	130	348	308
MSR fair value adjustment due to changes in inputs or assumptions(a)	4	(120)	(340)	(294)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2020 and 2019 were as follows:

		September 30, 2020			September 30, 2019
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.9	12.2%	780	5.5	13.7%	543
Servicing rights	Adjustable	3.1	25.7%	759	—	—	—

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2020 and December 31, 2019, the Bancorp serviced $73.5 billion and $80.7 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2020, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

				Prepayment Speed Assumption				OAS Assumption
		Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate			Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$652	4.1	18.2%	$(22)	(42)	(94)	918	$(18)	(35)
Servicing rights	Adjustable	8	3.7	21.2	(1)	(1)	(2)	938	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2020 and December 31, 2019, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $894 million, respectively. For derivative contracts cleared through certain central clearing parties who have modified their rules to treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $1.2 billion and $623 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $53 million and $17 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2020 and December 31, 2019, the balance of collateral posted by the Bancorp for derivative liabilities was $454 million and $347 million, respectively. Additionally, as of September 30, 2020 and December 31, 2019, $1.3 billion and $488 million, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk-related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2020 and December 31, 2019, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	581	—
Total fair value hedges		581	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	265	—
Interest rate swaps related to C&I loans	8,000	—	1
Total cash flow hedges		265	1
Total derivatives designated as qualifying hedging instruments		846	1
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,560	227	1
Forward contracts related to residential mortgage loans held for sale	3,087	2	10
Swap associated with the sale of Visa, Inc. Class B Shares	3,280	—	188
Foreign exchange contracts	169	3	—
Interest rate contracts for collateral management	12,000	1	1
Commercial loan trading	6	—	—
Interest rate swaps	750	—	—
Total free-standing derivatives – risk management and other business purposes		233	200
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	79,286	1,399	293
Interest rate lock commitments	3,044	85	—
Commodity contracts	7,441	483	488
TBA securities	67	—	—
Foreign exchange contracts	13,154	176	136
Total free-standing derivatives – customer accommodation		2,143	917
Total derivatives not designated as qualifying hedging instruments		2,376	1,117
Total		$3,222	1,118
(a)Derivative assets and liabilities are presented net of variation margin of $50 and $1,211, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2019 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	393	—
Total fair value hedges		393	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	115	—
Interest rate swaps related to C&I loans	8,000	—	2
Total cash flow hedges		115	2
Total derivatives designated as qualifying hedging instruments		508	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,420	131	2
Forward contracts related to residential mortgage loans held for sale	2,901	1	5
Swap associated with the sale of Visa, Inc. Class B Shares	3,082	—	163
Foreign exchange contracts	195	—	5
Total free-standing derivatives – risk management and other business purposes		132	175
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	73,327	579	148
Interest rate lock commitments	907	18	—
Commodity contracts	8,525	271	270
TBA securities	50	—	—
Foreign exchange contracts	14,144	165	146
Total free-standing derivatives – customer accommodation		1,033	564
Total derivatives not designated as qualifying hedging instruments		1,165	739
Total		$1,673	741
(a)Derivative assets and liabilities are presented net of variation margin of $40 and $493, respectively.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2020, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2020 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

On September 30, 2020, the Bancorp redeemed $750 million of unsecured senior fixed-rate bank notes which were issued by its banking subsidiary, Fifth Third Bank, National Association. Prior to this redemption, the Bancorp held an interest rate swap with a notional amount of $750 million and an October of 2020 maturity which was designated as a fair value hedge related to these senior bank notes. The Bancorp continued to hold the interest rate swap as of September 30, 2020 but de-designated hedge accounting for this instrument upon redemption of the unsecured senior bank notes. The interest rate swap was classified as a free-standing derivative for risk management and other business purposes as of September 30, 2020.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2020	2019	2020	2019
Change in fair value of interest rate swaps hedging long- term debt	Interest on long-term debt	$(39)	75	187	219
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	39	(74)	(186)	(214)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2020
Carrying amount of the hedged items	Long-term debt	$2,531
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	588

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2020, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2020, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 51 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2020 and December 31, 2019, $786 million and $422 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2020, $225 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2020.

During both the three and nine months ended September 30, 2020 and 2019, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Amount of pre-tax net gains recognized in OCI	$1	105	625	456
Amount of pre-tax net gains reclassified from OCI into net income	72	5	165	2

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

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 24 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The Bancorp entered into certain interest rate swap contracts for the purpose of managing its collateral positions across the two derivatives clearinghouses. These interest rate swaps were perfectly offsetting positions that allowed the Bancorp to lower the cash posted as required

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
initial margin at the clearinghouses, which reduced its credit exposure to the clearinghouses. Given that all relevant terms for these interest rate swaps are offsetting, these trades create no additional market risk for the Bancorp.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2020	2019	2020	2019
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$7	11	(4)	6
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(12)	130	348	308
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	2	4	(3)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(22)	(11)	(73)	(63)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2020 and December 31, 2019, the total notional amount of the risk participation agreements was $3.5 billion and $3.9 billion, respectively, and the fair value was a liability of $8 million at both September 30, 2020 and December 31, 2019, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2020, the risk participation agreements had a weighted-average remaining life of 3.6 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2020	December 31, 2019
Pass	$3,124	3,841
Special mention	265	86
Substandard	132	16
Total	$3,521	3,943

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2020	2019	2020	2019
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$5	12	31	30
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	—	(1)	—
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(5)	(33)	(18)
Interest rate lock commitments	Mortgage banking net revenue	54	50	237	108
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	4	3	10	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	(2)	—
Commodity contracts for customers (credit losses)	Other noninterest expense	—	—	(1)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	14	12	40	36
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(6)	7	(3)	15
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	(1)	—

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of September 30, 2020 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$3,137	(698)	(795)	1,644
Total assets	3,137	(698)	(795)	1,644
Liabilities:
Derivatives	1,118	(698)	(159)	261
Total liabilities	$1,118	(698)	(159)	261
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

16. Other Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$659	469
Derivative collateral	487	542
Other secured borrowings	50	—
Total other short-term borrowings	$1,196	1,011

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2020 and December 31, 2019, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

As of September 30, 2020, other secured borrowings consist of obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability on the balance sheet, regardless of the intent to repurchase the loans.

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

18. Capital Actions
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends on a non-cumulative basis at an annual rate of 4.50% through but excluding September 30, 2025. From, and including, September 30, 2025 and for each dividend reset period thereafter, dividends will accrue on the Series L preferred stock, on a non-cumulative basis, at a rate equal to the five-year U.S. Treasury rate as of the most recent reset dividend determination date plus 4.215%. Dividends will be payable, when, as and if declared by the Bancorp's Board of Directors, quarterly in arrears on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2020. Subject to obtaining all required regulatory approvals, on any dividend payment date on or after September 30, 2025, the Bancorp may redeem the Series L preferred stock and the related depositary shares in whole or in part, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. In addition, the Series L preferred stock and the related depositary shares may be redeemed, subject to obtaining all required regulatory approvals, in whole but not in part, at any time, following the occurrence of a regulatory capital event, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series L preferred shares are not convertible into Bancorp common shares or any other securities.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2020	December 31, 2019
Commitments to extend credit	$73,903	75,696
Forward contracts related to residential mortgage loans held for sale	3,087	2,901
Letters of credit	1,900	2,137
Purchase obligations	132	113
Capital commitments for private equity investments	86	75
Capital expenditures	80	84

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2020 and December 31, 2019, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $182 million and $144 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2020	December 31, 2019
Pass	$70,735	74,654
Special mention	2,165	633
Substandard	1,003	408
Doubtful	—	1
Total commitments to extend credit	$73,903	75,696

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2020:

($ in millions)
Less than 1 year(a)	$1,014
1 - 5 years(a)	884
Over 5 years	2
Total letters of credit	$1,900
(a)Includes $3 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 -5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2020 and December 31, 2019, and are considered guarantees in accordance with U.S. GAAP. Approximately 67% and 66% of the total standby letters of credit were collateralized as of September 30, 2020 and December 31, 2019, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $32 million and $20 million at September 30, 2020 and December 31, 2019, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2020	December 31, 2019
Pass	$1,663	2,005
Special mention	102	20
Substandard	135	111
Doubtful	—	1
Total letters of credit	$1,900	2,137

At September 30, 2020 and December 31, 2019, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2020 and December 31, 2019, total VRDNs in which the Bancorp was the remarketing agent or that were supported by a Bancorp letter of credit were $405 million and $449 million, respectively, of which FTS acted as the remarketing agent to issuers on $405 million and $445 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $161 million and $187 million of the VRDNs remarketed by FTS, in addition to zero and $3 million in VRDNs remarketed by third parties at September 30, 2020 and December 31, 2019, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $3 million of these VRDNs in its portfolio and classified them as trading securities at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $7 million and $6 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2020 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $9 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended September 30, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $6 million and $7 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $19 million and $20 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2020 and 2019 were $8 million and $10 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2020 and 2019 were $27 million and $38 million, respectively. Total outstanding repurchase demand inventory was $3 million and $6 million at September 30, 2020 and December 31, 2019, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $12 million at both September 30, 2020 and December 31, 2019. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2020 and December 31, 2019.

Visa litigation
The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares (the “Class A Shares”) in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with its

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known or anticipated litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement for the Bancorp to recognize a liability equal to the fair value of the indemnification liability.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2020, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $188 million at September 30, 2020 and $163 million at December 31, 2019. Refer to Note 15 and Note 24 for further information.

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys' fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On January 10, 2018, plaintiffs filed a motion to hear the immediate appeal of the dismissal of their breach of contract claim. On March 28, 2018, the court granted plaintiffs’ motion and stayed the TILA claim pending that appeal. On April 26, 2018, plaintiffs filed their notice of appeal for the breach of contract claim with the U.S. Court of Appeals for the Sixth Circuit. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. The plaintiffs’ motion for class certification was filed on April 20, 2020, and is now fully briefed and awaiting decision. No trial date has been set.

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. Fifth Third denied all liability. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. The case has now returned to the trial court for further adjudication of the lone surviving claim.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. Fifth Third has filed a motion to transfer venue to the United States District Court for the Southern District of Ohio. The Bancorp is also subject to a consumer class action related to the alleged opening of unauthorized accounts.

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action against Fifth Third Bancorp, Fifth Third President and Chief Executive Officer Greg D. Carmichael, and Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys' fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint.

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

In addition, shareholder derivative lawsuits have been filed on behalf of the Bancorp alleging certain claims relating to an alleged improper cross-selling strategy. The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) and lawsuits have been filed arising out of the same. Finally, the Bancorp has received a demand that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $83 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

21. Income Taxes
The applicable income tax expense was $165 million and $140 million for the three months ended September 30, 2020 and 2019, respectively, and $228 million and $483 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates for the three months ended September 30, 2020 and 2019 were 22.1% and 20.2%, respectively, and 21.6% and 21.4% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in the prior year was primarily related to the amount of income tax benefit recognized related to gains on sales of leases that are exempt from federal taxation for the three months ended September 30, 2019 as well as an increase in estimated state income tax expense and an increase in non-deductible expenses for the three months ended September 30, 2020.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
22. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(42)	10	(32)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	(87)	21	(66)	2,150	(66)	2,084

Unrealized holding gains on cash flow hedge derivatives arising during period	1	—	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(72)	16	(56)
Net unrealized gains on cash flow hedge derivatives	(71)	16	(55)	841	(55)	786

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	2	(1)	1	(40)	1	(39)
Total	$(156)	36	(120)	2,951	(120)	2,831

	Total OCI			Total AOCI
September 30, 2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$497	(118)	379
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized gains on available-for-sale debt securities	494	(117)	377	781	377	1,158

Unrealized holding gains on cash flow hedge derivatives arising during period	105	(22)	83
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(5)	1	(4)
Net unrealized gains on cash flow hedge derivatives	100	(21)	79	440	79	519

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(43)	1	(42)
Total	$595	(138)	457	1,178	457	1,635

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,715	(409)	1,306
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	1,670	(398)	1,272	812	1,272	2,084

Unrealized holding gains on cash flow hedge derivatives arising during period	625	(131)	494
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(165)	35	(130)
Net unrealized gains on cash flow hedge derivatives	460	(96)	364	422	364	786

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	7	(2)	5
Defined benefit pension plans, net	5	(2)	3	(42)	3	(39)
Total	$2,135	(496)	1,639	1,192	1,639	2,831

	Total OCI			Total AOCI
September 30, 2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,817	(430)	1,387
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(3)	1	(2)
Net unrealized gains on available-for-sale debt securities	1,814	(429)	1,385	(227)	1,385	1,158

Unrealized holding gains on cash flow hedge derivatives arising during period	456	(95)	361
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(2)	—	(2)
Net unrealized gains on cash flow hedge derivatives	454	(95)	359	160	359	519

Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	4	(1)	3	(45)	3	(42)
Total	$2,272	(525)	1,747	(112)	1,747	1,635

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2020	2019	2020	2019
Net unrealized gains on available-for-sale debt securities:(b)
Net gains included in net income	Securities gains, net	$45	3	45	3
	Income before income taxes	45	3	45	3
	Applicable income tax expense	(11)	(1)	(11)	(1)
	Net income	34	2	34	2
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	72	5	165	2
	Income before income taxes	72	5	165	2
	Applicable income tax expense	(16)	(1)	(35)	—
	Net income	56	4	130	2
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(2)	(1)	(5)	(4)
Settlements	Compensation and benefits(a)	(2)	—	(2)	—
	Income before income taxes	(4)	(1)	(7)	(4)
	Applicable income tax expense	1	—	2	1
	Net income	(3)	(1)	(5)	(3)

Total reclassifications for the period	Net income	$87	5	159	1
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
23. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2020			2019
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$562			$530
Less: Income allocated to participating securities	2			4
Net income allocated to common shareholders	$560	715	$0.78	$526	727	$0.72
Earnings Per Diluted Share:
Net income available to common shareholders	$562			$530
Effect of dilutive securities:
Stock-based awards	—	4		—	9
Net income available to common shareholders plus assumed conversions	562			530
Less: Income allocated to participating securities	2			4
Net income allocated to common shareholders plus assumed conversions	$560	719	$0.78	$526	736	$0.71

	2020			2019
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$754			$1,718
Less: Income allocated to participating securities	3			16
Net income allocated to common shareholders	$751	714	$1.05	$1,702	709	$2.40
Earnings Per Diluted Share:
Net income available to common shareholders	$754			$1,718
Effect of dilutive securities:
Stock-based awards	—	5		—	9
Net income available to common shareholders plus assumed conversions	754			1,718
Less: Income allocated to participating securities	3			16
Net income allocated to common shareholders plus assumed conversions	$751	719	$1.04	$1,702	718	$2.37

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2020 excludes 9 million shares of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and nine months ended September 30, 2019 excludes 2 million shares of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agency securities	$78	—	—	78
Obligations of states and political subdivisions securities	—	17	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,603	—	12,603
Agency commercial mortgage-backed securities	—	17,750	—	17,750
Non-agency commercial mortgage-backed securities	—	3,575	—	3,575
Asset-backed securities and other debt securities	—	2,871	—	2,871
Available-for-sale debt and other securities(a)	78	36,816	—	36,894
Trading debt securities:
U.S. Treasury and federal agency securities	64	20	—	84
Obligations of states and political subdivisions securities	—	39	—	39
Agency residential mortgage-backed securities	—	46	—	46
Asset-backed securities and other debt securities	—	535	—	535
Trading debt securities	64	640	—	704
Equity securities	258	19	—	277
Residential mortgage loans held for sale	—	1,472	—	1,472
Residential mortgage loans(b)	—	—	174	174
Servicing rights	—	—	660	660
Derivative assets:
Interest rate contracts	2	2,466	92	2,560
Foreign exchange contracts	—	179	—	179
Commodity contracts	59	424	—	483
Derivative assets(c)	61	3,069	92	3,222
Total assets	$461	42,016	926	43,403
Liabilities:
Derivative liabilities:
Interest rate contracts	$10	288	8	306
Foreign exchange contracts	—	136	—	136
Equity contracts	—	—	188	188
Commodity contracts	63	425	—	488
Derivative liabilities(d)	73	849	196	1,118
Short positions:
U.S. Treasury and federal agency securities	88	—	—	88
Asset-backed securities and other debt securities	—	421	—	421
Short positions(d)	88	421	—	509
Total liabilities	$161	1,270	196	1,627
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $47, $482 and $2, respectively, at September 30, 2020.
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

Residential mortgage loans
Residential mortgage loans held for sale that are reclassified to held for investment are transferred from Level 2 to Level 3 of the fair value hierarchy. For residential mortgage loans for which the fair value election has been made, and that are reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loans.

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2020 and December 31, 2019, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. Refer to Note 19 for additional information on the Covered Litigation.

The net asset fair value of the IRLCs at September 30, 2020 was $85 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $15 million and $29 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $16 million and $35 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $9 million and $17 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $9 million and $17 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Short positions
Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs and therefore are classified within Level 2 of the valuation hierarchy. Level 2 securities include asset-backed and other debt securities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$185	676	89	(183)	767
Total (losses) gains (realized/unrealized):(d)
Included in earnings	—	(71)	55	(22)	(38)
Purchases/originations	—	55	—	—	55
Settlements	(21)	—	(60)	17	(64)
Transfers into Level 3(b)	10	—	—	—	10
Balance, end of period	$174	660	84	(188)	730
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2020(c)	$—	(2)	61	(22)	37
(a)Net interest rate derivatives include derivative assets and liabilities of $92 and $8, respectively, as of September 30, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$192	1,039	5	(151)	1,085
Total (losses) gains (realized/unrealized):
Included in earnings	—	(171)	51	(11)	(131)
Purchases/originations	—	42	(1)	—	41
Settlements	(11)	—	(40)	16	(35)
Transfers into Level 3(b)	3	—	—	—	3
Balance, end of period	$184	910	15	(146)	963
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2019(c)	$—	(131)	24	(11)	(118)
(a)Net interest rate derivatives include derivative assets and liabilities of $24 and $9, respectively, as of September 30, 2019.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(d)
Included in earnings	2	(519)	241	(73)	(349)
Purchases/originations	—	186	4	—	190
Settlements	(50)	—	(171)	48	(173)
Transfers into Level 3(b)	39	—	—	—	39
Balance, end of period	$174	660	84	(188)	730
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2020(c)	$2	(281)	88	(73)	(264)
(a)Net interest rate derivatives include derivative assets and liabilities of $92 and $8, respectively, as of September 30, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(416)	110	(63)	(370)
Purchases/originations/acquisitions	—	388	(3)	—	385
Settlements	(22)	—	(91)	42	(71)
Transfers into Level 3(b)	28	—	—	—	28
Balance, end of period	$184	910	15	(146)	963
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2019(c)	$(1)	(329)	25	(63)	(368)
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Mortgage banking net revenue	$(17)	(121)	(278)	(309)
Commercial banking revenue	1	1	1	2
Other noninterest income	(22)	(11)	(72)	(63)
Total losses	$(38)	(131)	(349)	(370)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2020 and 2019 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Mortgage banking net revenue	$58	(109)	(193)	(307)
Commercial banking revenue	1	2	1	2
Other noninterest income	(22)	(11)	(72)	(63)
Total (losses) gains	$37	(118)	(264)	(368)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$174	Loss rate model	Interest rate risk factor	(8.6)	-	11.0%		1.1%	(a)
			Credit risk factor	—	-	26.0%		0.4%	(a)
							(Fixed)	18.2%	(b)
Servicing rights	660	DCF	Prepayment speed	0.5	-	99.9%	(Adjustable)	21.2%	(b)
							(Fixed)	918	(b)
			OAS (bps)	536	-	1,537	(Adjustable)	938	(b)
IRLCs, net	85	DCF	Loan closing rates	7.2	-	97.2%		61.4%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(188)	DCF	Timing of the resolution of the Covered Litigation	Q3 2022	-	Q2 2024	Q1 2023		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of September 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$184	Loss rate model	Interest rate risk factor	(6.8)	-	6.9%		(0.2)%
			Credit risk factor	—	-	31.8%		0.5%
							(Fixed)	15.4%
Servicing rights	910	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	23.4%
							(Fixed)	619
			OAS (bps)	484	-	1,513	(Adjustable)	914
IRLCs, net	24	DCF	Loan closing rates	5.7	-	96.7%		76.9%
Swap associated with the sale of Visa, Inc. Class B Shares	(146)	DCF	Timing of the resolution of the Covered Litigation	Q2 2021	-	Q4 2023	Q1 2022

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2020 and 2019, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2020 and 2019, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Commercial loans held for sale	$—	31	17	48	1	(4)
Commercial and industrial loans	—	—	534	534	(39)	(182)
Commercial mortgage loans	—	—	82	82	(12)	(45)
Commercial leases	—	—	12	12	2	(14)
Consumer loans	—	—	197	197	(1)	2
OREO	—	—	20	20	(2)	(7)
Bank premises and equipment	—	—	21	21	(11)	(25)
Operating lease equipment	—	—	9	9	—	(3)
Private equity investments	—	—	69	69	—	(9)
Total	$—	31	961	992	(62)	(287)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Commercial and industrial loans	$—	—	116	116	(11)	(45)
Commercial mortgage loans	—	—	12	12	—	—
Commercial leases	—	—	18	18	2	(9)
OREO	—	—	16	16	(2)	(5)
Bank premises and equipment	—	—	23	23	(4)	(26)
Private equity investments	—	6	2	8	—	6
Total	$—	6	187	193	(15)	(79)

The following tables present information as of September 30, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
	1	Appraised value	Appraised value	NM	NM
Commercial and industrial loans	534	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	82	Appraised value	Collateral value	NM	NM
Commercial leases	12	Appraised value	Collateral value	NM	NM
Consumer loans	197	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	21	Appraised value	Appraised value	NM	NM
Operating lease equipment	9	Appraised value	Appraised value	NM	NM
Private equity investments	69	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$116	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	12	Appraised value	Collateral value	NM	NM
Commercial leases	18	Appraised value	Collateral value	NM	NM
OREO	16	Appraised value	Appraised value	NM	NM
Bank premises and equipment	23	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale as of September 30, 2020, resulting in a positive fair value adjustment totaling $1 million and negative fair value adjustments totaling $4 million during the three and nine months ended September 30, 2020, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized an immaterial amount of gains on the sale of certain commercial loans held for sale during both the three and nine months ended September 30, 2020.

Portfolio loans and leases
During the three and nine months ended September 30, 2020 and 2019, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When the loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

OREO
During the three and nine months ended September 30, 2020 and 2019, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $2 million and $3 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans, during the three and nine months ended September 30, 2020 compared to $1 million and $2 million in losses during the three and nine months ended September 30, 2019, respectively. These losses also included an immaterial amount and $4 million for the three and nine months ended September 30, 2020, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2019, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraph, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp did not recognize gains resulting from observable price changes during the three and nine months ended September 30, 2020 and recognized gains of zero and $11 million, respectively, resulting from observable price changes during the three and nine months ended September 30, 2019. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2020 includes a cumulative $47 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of zero and $9 million for the three and nine months ended September 30, 2020, respectively, compared to zero and $5 million for the three and nine months ended September 30, 2019, respectively. The Bancorp recognized an immaterial amount of gains on the sale of certain private equity investments that previously recognized an impairment. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2020 includes a cumulative $25 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

Fair Value Option
The Bancorp elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2020 and 2019 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $77 million and $35 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both September 30, 2020 and December 31, 2019. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2020 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,646	1,569	77
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—
December 31, 2019
Residential mortgage loans measured at fair value	$1,447	1,410	37
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	1	1	—

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2020 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,996	2,996	—	—	2,996
Other short-term investments	31,285	31,285	—	—	31,285
Other securities	531	—	531	—	531
Held-to-maturity securities	15	—	—	15	15
Loans and leases held for sale	851	—	—	851	851
Portfolio loans and leases:
Commercial and industrial loans	50,673	—	—	50,465	50,465
Commercial mortgage loans	10,505	—	—	10,366	10,366
Commercial construction loans	5,551	—	—	5,711	5,711
Commercial leases	2,988	—	—	2,868	2,868
Residential mortgage loans	15,687	—	—	17,240	17,240
Home equity	5,244	—	—	5,645	5,645
Indirect secured consumer loans	12,797	—	—	12,704	12,704
Credit card	1,802	—	—	1,952	1,952
Other consumer loans	2,736	—	—	2,941	2,941
Total portfolio loans and leases, net	$107,983	—	—	109,892	109,892
Financial liabilities:
Deposits	$156,683	—	156,697	—	156,697
Federal funds purchased	251	251	—	—	251
Other short-term borrowings	1,196	—	1,196	—	1,196
Long-term debt	15,123	15,651	950	—	16,601

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2019 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,278	3,278	—	—	3,278
Other short-term investments	1,950	1,950	—	—	1,950
Other securities	556	—	556	—	556
Held-to-maturity securities	17	—	—	17	17
Loans and leases held for sale	136	—	—	136	136
Portfolio loans and leases:
Commercial and industrial loans	49,981	—	—	51,128	51,128
Commercial mortgage loans	10,876	—	—	10,823	10,823
Commercial construction loans	5,045	—	—	5,249	5,249
Commercial leases	3,346	—	—	3,133	3,133
Residential mortgage loans	16,468	—	—	17,509	17,509
Home equity	6,046	—	—	6,315	6,315
Indirect secured consumer loans	11,485	—	—	11,331	11,331
Credit card	2,364	—	—	2,774	2,774
Other consumer loans	2,683	—	—	2,866	2,866
Unallocated ALLL	(121)	—	—	—	—
Total portfolio loans and leases, net	$108,173	—	—	111,128	111,128
Financial liabilities:
Deposits	$127,062	—	127,059	—	127,059
Federal funds purchased	260	260	—	—	260
Other short-term borrowings	1,011	—	1,011	—	1,011
Long-term debt	14,970	15,244	700	—	15,944

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the nine months ended September 30, 2020.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2020 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$432	355	98	28	257		—		1,170
(Benefit from) provision for credit losses	337	68	2	—	(422)		—		(15)
Net interest income after (benefit from) provision for credit losses	95	287	96	28	679		—		1,185
Noninterest income:
Service charges on deposits	91	53	—	—	—		—		144
Wealth and asset management revenue	1	44	—	126	—		(39)	(a)	132
Commercial banking revenue	125	1	—	—	(1)		—		125
Mortgage banking net revenue	—	2	72	2	—		—		76
Card and processing revenue	13	76	—	—	3		—		92
Leasing business revenue	77	—	—	—	—		—		77
Other noninterest income(b)	11	16	2	4	(7)		—		26
Securities gains, net	—	—	—	—	51		—		51
Securities losses, net – non-qualifying hedges on MSRs	—	—	(1)	—	—		—		(1)
Total noninterest income	318	192	73	132	46		(39)		722
Noninterest expense:
Compensation and benefits	127	162	57	54	237		—		637
Technology and communications	3	1	2	—	83		—		89
Net occupancy expense(d)	8	44	2	3	33		—		90
Leasing business expense	35	—	—	—	—		—		35
Equipment expense	6	10	—	—	17		—		33
Card and processing expense	2	28	—	—	(1)		—		29
Marketing expense	2	6	1	—	14		—		23
Other noninterest expense	228	209	75	76	(324)		(39)		225
Total noninterest expense	411	460	137	133	59		(39)		1,161
Income before income taxes	2	19	32	27	666		—		746
Applicable income tax expense (benefit)	(10)	4	7	6	158		—		165
Net income	12	15	25	21	508		—		581
Total goodwill	$1,961	2,047	—	253	—		—		4,261
Total assets	$72,025	77,018	27,869	11,520	13,564	(c)	—		201,996
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $11 for branches and land. For more information, refer to Note 8 and Note 24.
(c)Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 8.
(d)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 10.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$623	598	88	44	(111)		—		1,242
Provision for credit losses	54	58	14	—	8		—		134
Net interest income after provision for credit losses	569	540	74	44	(119)		—		1,108
Noninterest income:
Service charges on deposits	79	65	—	—	(1)		—		143
Wealth and asset management revenue	1	41	—	119	—		(37)	(a)	124
Commercial banking revenue	122	1	—	—	—		—		123
Mortgage banking net revenue	—	2	92	1	—		—		95
Card and processing revenue	16	74	—	1	3		—		94
Leasing business revenue	92	—	—	—	—		—		92
Other noninterest income(b)	25	21	4	4	10		—		64
Securities gains, net	—	—	—	—	5		—		5
Securities gains, net – non-qualifying hedges on MSRs	—	—	—	—	—		—		—
Total noninterest income	335	204	96	125	17		(37)		740
Noninterest expense:
Compensation and benefits	118	148	48	51	219		—		584
Technology and communications	3	1	2	—	94		—		100
Net occupancy expense	7	44	3	3	27		—		84
Leasing business expense	40	—	—	—	—		—		40
Equipment expense	7	12	—	—	14		—		33
Card and processing expense	2	32	—	—	(1)		—		33
Marketing expense	3	17	1	1	18		—		40
Other noninterest expense	245	215	60	74	(312)		(37)		245
Total noninterest expense	425	469	114	129	59		(37)		1,159
Income (loss) before income taxes	479	275	56	40	(161)		—		689
Applicable income tax expense (benefit)	86	58	12	8	(24)		—		140
Net income (loss)	393	217	44	32	(137)		—		549
Total goodwill	$1,982	2,054	—	254	—		—		4,290
Total assets	$75,143	69,021	26,171	9,961	(9,217)	(c)	—		171,079
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $5 for branches and land. For more information, refer to Note 8 and Note 24.
(c)Includes bank premises and equipment of $87 classified as held for sale. For more information, refer to Note 8.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,512		1,372	279	116	321		—		3,600
Provision for credit losses	839		182	25	—	64		—		1,110
Net interest income after provision for credit losses	673		1,190	254	116	257		—		2,490
Noninterest income:
Service charges on deposits	253		160	—	1	—		—		414
Wealth and asset management revenue	2		128	—	371	—		(114)	(a)	387
Commercial banking revenue	386		3	—	1	(3)		—		387
Mortgage banking net revenue	—		6	286	3	—		—		295
Card and processing revenue	40		209	—	1	10		—		260
Leasing business revenue	207	(c)	—	—	—	—		—		207
Other noninterest income(b)	9		49	8	13	(37)		—		42
Securities gains, net	—		—	—	—	48		—		48
Securities gains, net – non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	897		555	297	390	18		(114)		2,043
Noninterest expense:
Compensation and benefits	405		491	162	165	688		—		1,911
Technology and communications	10		2	6	1	253		—		272
Net occupancy expense(e)	23		131	7	9	84		—		254
Leasing business expense	103		—	—	—	—		—		103
Equipment expense	20		31	—	—	46		—		97
Card and processing expense	6		86	—	—	(3)		—		89
Marketing expense	5		23	3	2	41		—		74
Other noninterest expense	722		635	204	223	(988)		(114)		682
Total noninterest expense	1,294		1,399	382	400	121		(114)		3,482
Income before income taxes	276		346	169	106	154		—		1,051
Applicable income tax expense	27		73	35	22	71		—		228
Net income	249		273	134	84	83		—		823
Total goodwill	$1,961		2,047	—	253	—		—		4,261
Total assets	$72,025		77,018	27,869	11,520	13,564	(d)	—		201,996
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $25 for branches and land. For more information, refer to Note 8 and Note 24.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 9 and Note 24.
(d)Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 8.
(e)Includes impairment losses and termination charges of $6 for ROU assets related to certain operating leases. For more information, refer to Note 10.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,761	1,802	234	141	(369)		—		3,569
Provision for credit losses	100	164	34	—	12		—		310
Net interest income after provision for credit losses	1,661	1,638	200	141	(381)		—		3,259
Noninterest income:
Service charges on deposits	227	191	—	1	(2)		—		417
Wealth and asset management revenue	2	117	—	345	—		(106)	(a)	358
Commercial banking revenue	329	3	—	1	—		—		333
Mortgage banking net revenue	—	4	209	1	—		—		214
Card and processing revenue	49	212	—	2	3		—		266
Leasing business revenue	199	—	—	—	—		—		199
Other noninterest income(b)	55	63	10	9	542		—		679
Securities gains, net	—	—	—	—	30		—		30
Securities gains, net – non-qualifying hedges on MSRs	—	—	5	—	—		—		5
Total noninterest income	861	590	224	359	573		(106)		2,501
Noninterest expense:
Compensation and benefits	346	444	146	165	742		—		1,843
Technology and communications	8	3	6	1	301		—		319
Net occupancy expense	21	130	8	10	79		—		248
Leasing business expense	97	—	—	—	—		—		97
Equipment expense	18	35	—	1	42		—		96
Card and processing expense	6	92	—	1	(1)		—		98
Marketing expense	6	49	3	3	56		—		117
Other noninterest expense	696	622	172	216	(919)		(106)		681
Total noninterest expense	1,198	1,375	335	397	300		(106)		3,499
Income (loss) before income taxes	1,324	853	89	103	(108)		—		2,261
Applicable income tax expense	242	179	19	22	21		—		483
Net income (loss)	1,082	674	70	81	(129)		—		1,778
Total goodwill	$1,982	2,054	—	254	—		—		4,290
Total assets	$75,143	69,021	26,171	9,961	(9,217)	(c)	—		171,079
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $27 for branches and land. For more information, refer to Note 8 and Note 24.
(c)Includes bank premises and equipment of $87 classified as held for sale. For more information, refer to Note 8.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 20 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
The following is a change to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the Registrant’s subsequent Quarterly Reports on Form 10-Q:

Fifth Third could suffer from unauthorized use of intellectual property
Fifth Third develops for itself, and licenses from others, intellectual property for use in conducting its business. This intellectual property has been, and may be, subject to misappropriation or infringement by third parties as well as claims that Fifth Third’s use of certain technology or other intellectual property infringes on rights owned by others. Fifth Third has been, and may be, subject to disputes and/or litigation concerning these claims and could be held responsible for significant damages covering past activities and substantial fees to continue to engage in these activities in the future. Fifth Third may also be unable to acquire rights to use certain intellectual property that is important for its business and may be unable to effectively engage in critical business activities. If Fifth Third is unable to protect or acquire rights to use intellectual property it owns or licenses it may lose certain competitive advantages, incur expenses and/or lose revenue and may suffer harm to its business results and financial condition.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2020.

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

3.4
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.4). Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2020.

3.5	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
4.1
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2020.

4.2
Deposit Agreement dated as of July 30, 2020 among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of depositary receipts issued. Incorporated by reference thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 30, 2020.

4.3	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2). Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 30, 2020.
10.1	The Fifth Third Bancorp Nonqualified Deferred Compensation Plan (as amended and restated effective as of September 1, 2020).
10.2	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective as of September 1, 2020).
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 5, 2020

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)