Form 10-K
period 2020-12-31
FIFTH THIRD BANCORP
filed 2021-02-26
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Commission File Number 001-33653

(Exact name of Registrant specified in its charter)

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 708,697,950 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2021. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $12,243,222,418 as of June 30, 2020.
17 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2020 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2020. No other information contained in this 2020 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

18 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this document. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; and (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases.
19 Fifth Third Bancorp

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2020, Fifth Third had $205 billion in assets and operates 1,134 full-service Banking Centers and 2,397 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2020, had $434 billion in assets under care, of which it managed $54 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10-K. Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Company’s Banking Centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2021.

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

Human Capital Resources
At December 31, 2020, the Bancorp had 19,872 full-time equivalent employees, compared to 19,869 at December 31, 2019. These employees support Fifth Third’s Vision to be the One Bank people most value and trust by upholding the Company’s four Core Values: Be Respectful & Inclusive, Take Accountability, Work as One Bank and Act with Integrity.

Inclusion and Diversity
Fifth Third strives to create an intentionally inclusive, diverse and thriving workplace where each person feels valued, respected and understood.

20 Fifth Third Bancorp

Our Human Capital programs are designed to attract, develop and retain a workforce that aims to reflect the communities we serve. As of December 31, 2020, the makeup of the Company’s employees consisted of approximately 59% women and approximately 26% persons of color. Additionally, the Bancorp adopted in 2019 a footprint-wide ban on salary history (by not asking for or using an applicant’s current salary as a factor in an employment offer) to immediately reduce historical gender or racial pay inequities.

To strengthen a sense of belonging for all employees, the Bancorp operates a number of inclusion councils at both enterprise and regional levels, as well as local Business Resource Groups (BRGs) in the following categories: African American, Asian & Pacific Islander, Individuals with Disabilities, Latino, LGBTQ+, Military, Women’s and Young Professionals. Senior executives led eight virtual Enterprise BRGs in 2020 that enabled all employees to participate regardless of their work location—greatly expanding access for employees. In 2020, the Bancorp also launched a new Executive Diversity Leadership Council that is currently charged to develop and deliver strategic short- and long-term solutions to advance our diversity efforts relating to Black employees, communities and customers.

Employee Engagement
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. The Bancorp’s Board of Directors and executive management oversee employee engagement on a regular basis by collecting employee feedback, primarily through employee viewpoints surveys. As further discussed later in this section, the Bancorp performed additional surveys in 2020 in response to the challenges of remote work and the COVID-19 pandemic.

Compensation and Benefits
The Bancorp is committed to providing competitive compensation and benefits programs that reward employees for delivering the right products to the right customers, in ways that consider shareholders’ long-term interests, while also staying within the Bancorp’s risk tolerance. These programs include an $18 per hour minimum wage, a 401(k) retirement program that pays a match up to 7% of an employee’s compensation and other traditional benefits. The Bancorp also offers parental bonding leave, and several other health, wellness and financial benefits programs and services that assist employees in maintaining a healthy work-life balance.

Human Capital Response to COVID-19 Pandemic
The Bancorp took significant measures to provide employees with a sense of safety, security and certainty in response to the COVID-19 pandemic. Approximately 50% of employees were transitioned to remote work, supported through enhanced technology solutions, revised hiring and onboarding programs and increased communication. The Bancorp also rewarded specific employees who provided front-line, essential banking services during the pandemic with special one-time payments of up to $1,000.

To protect the health and safety of employees and customers and consistent with CDC, state and local guidance, Fifth Third established social distancing, hygiene and environmental safety protocols for on-site workers at the Bancorp’s banking centers and offices. The Bancorp also provided free COVID-19 testing for employees enrolled in Fifth Third’s medical coverage, provided backup child care solutions to address evolving needs and increased paid time away (including mid-year replenishment of sick days, providing additional vacation days to eligible employees to use in 2021 and reimbursing employees for unused vacation time in certain situations). The Bancorp also developed tracking and reporting solutions to monitor employee health and work situations related to the COVID-19 pandemic.

Fifth Third also conducted pulse surveys with employees in 2020 to collect feedback on employees’ well-being and their perspective on the Bancorp’s pandemic response.

Acquisitions and Investments
The Bancorp’s strategy for growth includes strengthening its presence in core markets and broadening its product offerings while taking into account the integration and other risks of growth. The Bancorp evaluates strategic acquisition and investment opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations regarding acquisitions and investments may take place and future transactions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Regulation and Supervision
In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and the Bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bank and the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, the maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders or debtholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and legislation modifying Dodd-Frank, the Economic Growth,
21 Fifth Third Bancorp

Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), will continue to impact the Bancorp and the Bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Both the scope of the laws and regulations and the intensity of the supervision to which the Bancorp and its subsidiaries are subject increased in response to the financial crisis, as well as other factors, such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of Dodd-Frank and its implementing regulations, most of which are now in place. While the regulatory environment has recently been in a period of rebalancing the post financial crisis framework, the Bancorp expects that its business will remain subject to extensive regulation and supervision. It is possible that the intensity of regulation and supervision will be higher in the Biden Administration.

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

On October 10, 2019, the FRB adopted a rule that adjusts the thresholds at which certain enhanced prudential standards (“EPS”) apply to BHCs with $100 billion or more in total consolidated assets (the “EPS Tailoring Rule”) and the FRB, the Office of the Comptroller of the Currency (the “OCC”) and FDIC adopted a rule that similarly adjusts the thresholds at which certain other capital and liquidity standards apply to BHCs and banks with $100 billion or more in total consolidated assets (the “Capital and Liquidity Tailoring Rule” and, together with the EPS Tailoring Rule, the “Tailoring Rules”). The Tailoring Rules establish four risk-based categories of institutions, and the extent to which enhanced prudential standards and certain other capital and liquidity standards apply to these BHCs and banks depends on the banking organization’s category. Under the Tailoring Rules, the Bancorp and the Bank each qualify as a Category IV banking organization subject to the least restrictive of the requirements applicable to firms with $100 billion or more in total consolidated assets.

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
22 Fifth Third Bancorp

engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Financial Holding Companies
The Bancorp is registered as a BHC with the FRB under the BHCA and qualifies for and has elected to become an FHC. An FHC is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, an FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become an FHC if the BHC is well-capitalized and is well managed and each of its banking subsidiaries is well-capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). To maintain FHC status, a BHC must continue to meet these requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

The Bancorp’s ability to declare and pay dividends is similarly limited by federal banking law and FRB regulations and policy. The FRB has authority to prohibit BHCs from making capital distributions if they would be deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Bancorp’s ability to make capital distributions, including paying dividends and repurchasing shares, is subject to the Bancorp complying with the automatic restrictions on capital distributions under the FRBs capital rules (“CCAR”) process discussed below (see Regulatory Capital Requirements below).

In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including the Bancorp, were not permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but were permitted to make dividend payments subject to limits based on the amount of dividends paid in the second quarter and the firm’s average net income for the four preceding quarters. For the first quarter of 2021, provided that a BHC does not increase its common stock dividends higher than the level paid in the second quarter of 2020, BHCs, including the Bancorp, are permitted to pay common dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. BHCs may also make additional share repurchases up to the amount of share issuances related to expensed employee compensation. For further information on a subsequent event related to an accelerated share repurchase transaction, refer to Note 33 of the Notes to Consolidated Financial Statements.

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

FDIC Assessments
The DIF provides insurance coverage for certain deposits, up to a standard maximum deposit insurance amount of $250,000 per depositor per account ownership category and is funded through assessments on insured depository institutions, based on the risk each institution poses to
23 Fifth Third Bancorp

the DIF. The Bank accepts customer deposits that are insured by the DIF and, therefore, must pay insurance premiums. The FDIC may increase the Bank’s insurance premiums based on various factors, including the FDIC’s assessment of its risk profile.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

Community Reinvestment Act
The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. The CRA requires the OCC to evaluate the performance of national banks (including the Bank) with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The OCC must take into account the institution’s record of performance in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. For purposes of CRA examinations, the OCC rates each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The FRB, which was responsible for CRA evaluations of the Bank prior to its conversion to a national bank charter, conducted a regularly scheduled examination covering 2014 through 2016 to determine the Bank’s compliance with the CRA. This CRA examination resulted in a change in rating from “Needs to Improve” to “Outstanding.”

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

In May 2020, the OCC finalized amendments to its CRA rules, which apply to national banks, including the Bank. The OCC’s final rule clarifies and expands the types of activities that qualify for positive CRA consideration, updates how banks determine assessment areas in which they are evaluated, establishes objective performance standards to evaluate CRA performance and imposes more comprehensive CRA-related data collection and reporting requirements. The Bank must comply with most of these amended requirements by January 1, 2023.

The other federal banking agencies, the FDIC and FRB, are also in the process of proposing amendments to their respective CRA rules. While FDIC and FRB CRA rules do not apply to the Bank, future rulemaking to harmonize the CRA rules of the three federal banking agencies could result in changes to CRA requirements applicable to national banks, including the Bank.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to certain risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Final Capital Rules”) adopted by the FRB, for the Bancorp, and by the OCC, for the Bank. These quantitative calculations are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Under the Final Capital Rules, the Bancorp’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to
24 Fifth Third Bancorp

risk weights used to determine the institutions’ risk-weighted assets pursuant to the federal banking agencies’ Standardized Approach to risk-weighting of assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
•Common Equity Tier 1 (“CET1”) Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income (“AOCI”). In the first quarter of 2015, under the Final Capital Rules, the Bancorp made a one-time election to exclude certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1. In July 2019, the FDIC, the FRB and the OCC issued final rules for institutions that do not apply advanced approaches to regulatory capital, including the Bancorp and the Bank. These rules simplified the capital treatment of certain items (including mortgage servicing assets, deferred tax assets and investments in the capital of unconsolidated financial institutions) and simplified the recognition and calculation of minority interests that are includable in regulatory capital. The advanced approaches to regulatory capital are generally required for large, internationally active banking organizations including those designated as global systemically important bank holding companies and those with total assets or cross-jurisdictional activity in excess of certain thresholds. Banking organizations were required to adopt these changes by April 1, 2020.
•Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying allowance for loan and lease losses (“ALLL”). Tier 2 capital also includes, among other things, certain trust preferred securities.
•Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).

In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution's eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2020, the Bancorp was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2021. This definition applies with respect to all of the Bancorp’s capital requirements. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of ASU 2016-13 (“CECL”) on retained earnings over a period of three years. As part of their response to the COVID-19 pandemic, the U.S. federal banking agencies issued another final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021 and that amount will be subject to the three-year phase out. For further discussion of CECL, see Note 1 of the Notes to Consolidated Financial Statements.

The Final Capital Rules also require banking organizations to maintain a capital conservation buffer of 2.5% or stress capital buffer, as applicable, to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management (see Stress Buffer Requirements below). For more information related to the capital conservation buffer and stress capital buffer, refer to Note 30 of the Notes to Consolidated Financial Statements.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Final Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2020, would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.

The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2020, calculated using the regulatory capital methodology applicable during 2020:
25 Fifth Third Bancorp

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Applicable Buffer(a)	Well-Capitalized Minimums(b)	Actual at December 31, 2020
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.00	N/A	10.34
Fifth Third Bank, National Association	4.50	7.00	6.50	12.28
Tier I risk-based capital ratio:
Fifth Third Bancorp	6.00	8.50	6.00	11.83
Fifth Third Bank, National Association	6.00	8.50	8.00	12.28
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	10.50	10.00	15.08
Fifth Third Bank, National Association	8.00	10.50	10.00	14.17
Tier I leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	8.49
Fifth Third Bank, National Association	4.00	N/A	5.00	8.85
(a)Reflects the capital conservation buffer of 2.5% applicable to the Bank during 2020 and to the Bancorp until September 30, 2020. As of October 1, 2020, the capital conservation buffer was replaced with a stress capital buffer of 2.5% for the Bancorp.
(b)Reflects the well-capitalized standard applicable to the Bancorp under FRB Regulation Y and the well-capitalized standard applicable to the Bank.

Liquidity Regulation
As a result of the Tailoring Rules, the Bancorp, as a Category IV banking organization, is now exempt from the liquidity coverage ratio requirement, but remains subject to internal liquidity stress tests and standards.

Capital Planning and Stress Testing
BHCs with $100 billion or more in consolidated assets, including the Bancorp, generally must submit capital plans to the FRB on an annual basis. In March 2020, the FRB adopted a final rule to integrate the annual capital planning and stress testing requirements with certain ongoing regulatory capital requirements for large BHCs. As a result, the FRB’s annual CCAR process is now used to calibrate the Bancorp’s stress capital buffer requirement. Among other changes, the revised capital plan rule also eliminates the assumption that the Bancorp’s balance sheet assets would increase over the planning horizon. In addition, provided that the Bancorp is otherwise in compliance with automatic restrictions on distributions under the Final Capital Rules, the Bancorp will no longer be required to seek prior approval to make capital distributions in excess of those included in its capital plan. The Bancorp is required to provide the FRB notice within 15 days after making any capital distributions in excess of those included in its capital plan.

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

As a result of the EPS Tailoring Rule, the Bancorp is subject to a quantitative assessment of capital through supervisory stress tests every two years, with the next required submission due in 2022. These supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp's capital. Additionally, under the EPS Tailoring Rule, the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results.

Stress Buffer Requirements
In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer is replaced with a stress capital buffer requirement. During each supervisory stress testing cycle, the FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. The final rule is applicable to BHCs with $100 billion or more in total consolidated assets and was effective on October 1, 2020. The FRB provided the Bancorp with a stress capital buffer of 2.5% that was effective as of October 1, 2020. The FRB required large banking organizations, including the Bancorp, to resubmit their capital plans to reflect the stresses caused by the COVID-19 pandemic, and the FRB will notify the Bancorp by March 31, 2021 if it will elect to recalculate the Bancorp’s stress capital buffer requirement.

Enhanced Prudential Standards
Pursuant to Title I of Dodd-Frank, certain U.S. BHCs are subject to enhanced prudential standards and early remediation requirements. As a result, the Bancorp is subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing,
26 Fifth Third Bancorp

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

Heightened Governance and Risk Management Standards
The OCC has published guidelines documenting expectations for the governance and risk management practices of certain large financial institutions, including the Bank. The guidelines require covered institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. The Bank currently has a written governance framework and associated controls.

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

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. The Bancorp continues to assess the requirements of such laws and proposed legislation and their applicability to the Bancorp. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.

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

Anti-Money Laundering and Economic Sanctions
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

27 Fifth Third Bancorp

Executive Compensation
Pursuant to Dodd-Frank, each public company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The SEC also adopted rules on disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

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

The rules implementing the pay ratio provisions of Dodd-Frank require companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. For a registrant with a fiscal year ending on December 31, such as the Bancorp, the pay ratio was first required as part of its executive compensation disclosure in its annual proxy statement or Form 10-K filed starting in 2018.

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

The Bancorp’s compensation practices are also subject to oversight by the FRB. The scope and content of compensation regulation in the financial industry are continuing to develop, and the regulations and resulting market practices are expected to continue to evolve over a number of years. In June 2016, the SEC and the federal banking agencies issued a proposed rule to implement the incentive-based compensation provisions of section 956 of Dodd-Frank. The proposal would establish new requirements for incentive-based compensation at institutions with assets of at least $1 billion. No final rule has been issued, but the Biden Administration may revisit this proposal.

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
28 Fifth Third Bancorp

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

In June 2020, the five federal agencies finalized amendments to the Volcker Rule’s restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on the Bancorp’s investing and trading activities

Derivatives
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
29 Fifth Third Bancorp

ITEM 1A. RISK FACTORS
The risks and uncertainties listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations or its business. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. The risks and uncertainties described below are not the only ones Fifth Third faces. Additional risks and uncertainties not presently known to Fifth Third or that Fifth Third currently believes to be immaterial may also adversely affect its business. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K for more information.

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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2020; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions decline. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the Credit Risk Management subsection of the Risk Management section and the ALLL and Reserve for Unfunded Commitments subsections of the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The COVID-19 pandemic has caused certain industries to have experienced increased stress. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers, among others) have also been impacted by the pandemic given delays and restrictions on in-person visits and elective procedures.

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
30 Fifth Third Bancorp

institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 74% of average total assets for the year ending December 31, 2020). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

Fifth Third’s liquidity and ability to fund and run its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general similar to what occurred during the financial crisis in 2008 and early 2009, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms.

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:
•a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally, which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets;
•the loss of customer deposits due to competition from other banks or due to alternative investments;
•inability to sell or securitize loans or other assets;
•increased regulatory requirements; and
•reductions in one or more of Fifth Third’s credit ratings.

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

On April 28, 2020, Fitch Ratings Inc. (“Fitch”) revised Fifth Third Bancorp’s Rating Outlook on its Long- and Short-Term Issuer Default Ratings to “Negative” from “Stable” as part of an ongoing horizontal review of all U.S. banks the agency is conducting as a result of concerns
31 Fifth Third Bancorp

about significant operating environment challenges due to the disruption to economic activity and financial markets from the COVID-19 pandemic. On May 20, 2020, DBRS, Inc. (“DBRS”) also revised the trend for all long-term ratings at Fifth Third Bancorp and Fifth Third Bank, National Association to “Negative” from “Stable.” As of the date of this filing, Fifth Third is under review by Fitch and DBRS, and neither Fitch, nor DBRS, has changed its ratings. Accordingly, Fifth Third’s Fitch and DBRS ratings are subject to change at any time.

Other rating agencies may also take actions to downgrade their ratings of the securities issued by Fifth Third or its subsidiaries. There can be no assurances that Fifth Third or its subsidiaries will retain any specific rating from any specific rating agency.

If Fifth Third is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to maintain or grow its deposits. If Fifth Third is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Also, customers typically move money from bank deposits to alternative investments during rising interest rate environments. Customers may also move noninterest-bearing deposits to interest-bearing accounts increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. Fifth Third’s bank customers could take their money out of the Bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Higher funding costs reduce Fifth Third’s net interest margin and net interest income.

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
Fifth Third relies heavily on communications and information systems to conduct its business. This includes the use of networks, the internet, digital applications and the telecommunications and computer systems of third party service providers to perform business activities. Additionally, digital and mobile technologies are leveraged to interact with customers, which increases the risk of information security breaches. Failures, interruptions or breaches in the security of these systems occur across Fifth Third's industry with some frequency and, if a material event of this nature affects Fifth Third, this could result in disruptions to Fifth Third’s accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of threat actors, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information. The unintentional or willful acts or omissions of employees may also create or exacerbate cybersecurity risks.

Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. Additionally, Fifth Third may be impacted by a breach where Fifth Third is not the primary target (i.e. SolarWinds event). These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent
32 Fifth Third Bancorp

transactions. Across Fifth Third's industry, the cost of minimizing these risks and investigating incidents has continued to increase with the frequency and sophistication of these threats. Despite its efforts, the occurrence of any failure, interruption or security breach of Fifth Third’s systems or third-party service providers (or providers to such third-party service providers), particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, result in substantial remediation costs, additional cyber-security protection costs and increased insurance premiums, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability. Fifth Third’s insurance may be inadequate to compensate for losses from a cyber-attack.

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

A security breach in these systems or the loss or corruption of confidential information such as business results, transaction records and related information could adversely impact Fifth Third’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities, significant reputational harm and the loss of confidence in Fifth Third. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, account balances or other information could result in losses by Fifth Third's customers, litigation, regulatory sanctions, lost customers and revenue, increased costs and significant reputational harm.

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

Third party service providers with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third party service providers, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by threat actors. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. For example, it has been reported that there is a fundamental security flaw in computer chips found in many types of computing devices, including phones, tablets, laptops and desktops. While the Bancorp believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. The Bancorp could also be adversely affected if it loses access to information or services from a third-party service provider as a result of a security breach or system or operational failure, or disruption affecting the third-party service provider. Fifth Third’s insurance may be inadequate to compensate for failures by, or affecting third party service providers upon which Fifth Third relies.

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
33 Fifth Third Bancorp

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
Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and manage the types of risk to which it is subject, including liquidity risk, credit risk, interest rate risk, price risk, legal and regulatory compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations.

Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, Fifth Third may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk. If Fifth Third’s risk management framework proves ineffective, Fifth Third could incur litigation, negative regulatory consequences, reputational damages among other adverse consequences and Fifth Third could suffer unexpected losses that may affect its financial condition or results of operations.

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

34 Fifth Third Bancorp

LEGAL AND REGULATORY COMPLIANCE RISKS

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.
Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding their respective customers and businesses, as well as their sales practices, data security, product offerings, compensation practices and other compliance issues. Also, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by Fifth Third. In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Furthermore, Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities, as well as regulatory or other enforcement proceedings. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Enforcement authorities may seek admissions of wrongdoing and, in some cases, criminal pleas as part of the resolutions of matters and any such resolution of a matter involving Fifth Third which could lead to increased exposure to private litigation, could adversely affect Fifth Third’s reputation and could result in limitations on Fifth Third’s ability to do business in certain jurisdictions.

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
Fifth Third sells residential mortgage loans to various parties, including government-sponsored enterprises (“GSE”) and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer, for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a specified period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. If economic conditions and the housing market deteriorate or future investor repurchase demand and Fifth Third’s success at appealing repurchase requests differ from past experience, Fifth Third could have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.

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

Fifth Third is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended
35 Fifth Third Bancorp

for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact Fifth Third or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in the laws, including tax laws, or regulations or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements.

Fifth Third expects that the Biden Administration will seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. Reform proposals are also expected for the short-term wholesale markets. It is too early to assess which, if any of these policies, would be implemented and what their impact would be.

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

Fifth Third could suffer from unauthorized use of intellectual property.
Fifth Third develops for itself, and licenses from others, intellectual property for use in conducting its business. This intellectual property has been, and may be, subject to misappropriation or infringement by third parties as well as claims that Fifth Third’s use of certain technology or other intellectual property infringes on rights owned by others. Fifth Third has been, and may be, subject to disputes and/or litigation concerning these claims and could be held responsible for significant damages covering past activities and substantial fees to continue to engage in these activities in the future. Fifth Third may also be unable to acquire rights to use certain intellectual property that is important for its business and may be unable to effectively engage in critical business activities. If Fifth Third is unable to protect or acquire rights to use intellectual property it owns or licenses, it may lose certain competitive advantages, incur expenses and/or lose revenue and may suffer harm to its business results and financial condition.

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
36 Fifth Third Bancorp

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

As a regulated entity, the Bancorp is subject to certain capital requirements that may limit its operations, potential growth and ability to pay or increase dividends on its common stock or to repurchase its capital stock.
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

In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including the Bancorp, were not permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but were permitted to make dividend payments subject to certain limitations. For the first quarter of 2021, provided that a BHC does not increase its common stock dividends higher than the level paid in the second quarter of 2020, BHCs, including the Bancorp, are permitted to pay common dividends and make share repurchases that, in the aggregate, do not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. BHCs may also make additional share repurchases up to the amount of share issuances related to expensed employee compensation. For further information on a subsequent event related to an accelerated share repurchase transaction, refer to Note 33 of the Notes to Consolidated Financial Statements.

Regulation of Fifth Third by the Commodity Futures Trading Commission (“CFTC”) imposes additional operational and compliance costs.
The CFTC and SEC are primarily responsible for regulation of the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, including the CFTC and the SEC. As a result of this regulatory regime, the CFTC has a meaningful supervisory role with respect to some of Fifth Third’s businesses. The Bank is provisionally registered as a swap dealer with the CFTC and is subject to certain requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest) and mandatory clearing and exchange trading of certain swaps designated by the relevant regulatory agencies as required to be cleared. Fifth Third’s derivatives activity is also subject to the U.S. banking regulators’ margin and segregation requirements for uncleared swaps. These requirements collectively impose implementation and ongoing compliance burdens on Fifth Third and introduce additional legal risk, including as a result of antifraud and anti-manipulation provisions and private rights of action. These rules raise the costs and liquidity burden associated with Fifth Third’s derivatives activities and could have an adverse effect on its business, financial condition and results of operations. For more information, refer to Regulation and Supervision—Derivatives.

Deposit insurance premiums levied against the Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.
The FDIC maintains a Deposit Insurance Fund (“DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by the Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. The Bank may be required to pay significantly
37 Fifth Third Bancorp

higher FDIC premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.

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

MARKET RISKS: INTEREST RATE RISKS AND PRICE RISKS

The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee (“ARRC”), selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. Furthermore, in 2018, the Bank of England commenced publication of a reformed Sterling Overnight Index Average (“SONIA”), comprised of a broader set of overnight Sterling money market transactions. The SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates. In the United States, it is likely that LIBOR-priced transactions and products will transfer to SOFR. On November 30, 2020, the FRB, OCC and FDIC issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator has not yet announced the results of its consultation.

The market transition away from LIBOR to an alternative reference rate, including SOFR or SONIA, is complex and subjects Fifth Third to financial, legal and operational risks. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Bancorp’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of the Bancorp’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Bancorp’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in certain LIBOR-based instruments such as the Bancorp's Series H, Series I and Series J preferred stock moving from floating-rate instruments to fixed-rate instruments if the fallback language is unable to be amended to adopt alternative rates;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition the Bancorp’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR or reformed SONIA.

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

38 Fifth Third Bancorp

Financial disruption or a prolonged economic downturn could materially and adversely affect Fifth Third’s business.
Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which has been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial events, Fifth Third may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to Fifth Third’s investments portfolio, the competitive environment and regulatory developments.

Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
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
Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third, its customers and its shareholders. In addition, in response to the outbreak of the COVID-19 pandemic and its economic consequences, the FRB lowered its target for the federal funds rate to a range of 0% to 0.25%. As a result of the high percentage of Fifth Third’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, this change in interest rates could adversely affect Fifth Third’s profitability. Moreover, such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest Fifth Third earns on loans and other earning assets. Fifth Third cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 pandemic or the precise effects that they may have on Fifth Third’s activities and financial results.

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
Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, without limitation:
•actual or anticipated variations in earnings;
•changes in analysts’ recommendations or projections;
•Fifth Third’s announcements of developments related to its businesses;
•operating and stock performance of other companies deemed to be peers;
•actions by government regulators and changes in the regulatory regime;
•new technology used or services offered by traditional and non-traditional competitors;
•news reports of trends, concerns and other issues related to the financial services industry;
•U.S. and global economic conditions;
•natural disasters;
•geopolitical conditions such as acts or threats of terrorism, military conflicts and withdrawal from the EU by EU member countries.

39 Fifth Third Bancorp

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
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,134 full-service banking centers and 59 locations held for the development of future banking centers of which 44 locations are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

40 Fifth Third Bancorp

Difficulties in identifying suitable opportunities or combining the operations of acquired entities or assets with Fifth Third’s own operations or assessing the effectiveness of businesses in which Fifth Third makes strategic investments or with which Fifth Third enters into strategic contractual relationships may prevent Fifth Third from achieving the expected benefits from these acquisitions, investments or relationships.
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

41 Fifth Third Bancorp

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

Additionally, the impact of widespread health emergencies may adversely impact Fifth Third’s results of operations, such as the potential impact from the COVID-19 pandemic. If its borrowers are adversely affected due to a widespread health emergency that impacts Fifth Third employees, vendors or economic growth generally, Fifth Third’s financial condition and results of operations could be adversely affected.

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
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, inappropriate behavior or misconduct of employees, association with particular customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may result in negative public opinion at large (or with certain segments of the public) and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information or other negative information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action. Social activists are increasingly targeting financial firms with public criticism for their relationships with clients that are engaged in certain sensitive industries, including businesses whose products are or are perceived to be harmful to health, the environment or the social good. Activist criticism of Fifth Third’s relationships with clients in sensitive industries could potentially engender dissatisfaction among clients, customers, investors, politicians, the government and employees with how Fifth Third addresses social concerns through business activities which could negatively affect its business or reputation.

Furthermore, investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as “ESG matters,” when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of Fifth Third’s common stock if investors determine that Fifth Third has not made sufficient progress on ESG matters.

Potential noncompliance with evolving federal and state laws governing cannabis-related businesses (CRBs) could subject Fifth Third to liabilities.
While a significant majority of states have legalized some form of marijuana, it remains a Schedule I controlled substance under federal law. Hemp is no longer classified as a Schedule I controlled substance under federal law; however, the regulatory scheme governing hemp has not been fully developed. Further, the “naked eye” cannot distinguish between legal hemp and illegal marijuana under federal law. There are a number of states where Fifth Third operates with laws permitting medicinal or recreational marijuana, which increases the probability of individuals or entities using bank products or services to sell, distribute, cultivate, manufacture or profit from marijuana. This, and the
42 Fifth Third Bancorp

divergence and continued changes in laws governing CRBs results in challenges to us to maintain compliance with them, particularly in connection with Fifth Third's commercial and consumer lending and capital markets businesses. While Fifth Third monitors regulatory developments in this area to avoid noncompliance, Fifth Third cannot assure that it will be at all times fully compliant with CRB-related laws, which could result in significant fines, penalties or other losses.

The COVID-19 pandemic creates significant risks and uncertainties for Fifth Third’s business.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon subsequent waves of infection or future developments. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which the Bancorp is located or does business.

As a result, the demand for the Bancorp’s products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Bancorp’s loan and lease portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Bancorp’s results of operations and financial condition. The business operations of subsidiaries of the Bancorp, such as Fifth Third Bank, National Association, have been, and may also be disrupted in the future, if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations and/or disruptions. Furthermore, the business operations of subsidiaries of the Bancorp have been, and may again in the future be, disrupted due to vendors and third party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. An increase in remote work force due to the COVID-19 pandemic and the potential for a long-term change in Fifth Third’s remote work strategy may also increase risks related to cybersecurity and information security.

In response to the pandemic, the Bancorp provided financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts. These programs included payment deferrals and forbearances for both commercial and retail borrowers. The Bancorp also temporarily suspended initiating any new repossession actions on vehicles and temporarily suspended all residential foreclosure activity. These actions are expected to negatively impact revenue and other results of operations of the Bancorp in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic on the Bancorp’s customers, may adversely affect the Bancorp’s business and results of operations more substantially over a longer period of time.

Among other relief programs, the Bancorp participated in the SBA’s Paycheck Protection Program in 2020. Paycheck Protection Program loans are fixed, unsecured, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bancorp faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to the Bancorp’s ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower. The extent to which the COVID-19 pandemic impacts the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown and during which time the U.S. may experience a recession. As a result, Fifth Third anticipates its business may be materially and adversely affected during this recovery. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this Section 1A entitled “Risk Factors” and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.

43 Fifth Third Bancorp

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding Fifth Third’s periodic or current reports under the Exchange Act that are pending resolution.

ITEM 2. PROPERTIES
The Bancorp’s executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower and a five-story office building with an attached parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. The Bancorp’s main operations campus is located in Cincinnati, Ohio, and is comprised of a three-story building with an attached parking garage known as the George A. Schaefer, Jr. Operations Center, and a two-story building with surface parking known as the Madisonville Office Building. The Bank owns 100% of these buildings.

At December 31, 2020, the Bancorp, through its banking and non-banking subsidiaries, operated 1,134 banking centers, of which 792 were owned, 231 were leased and 111 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
44 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 26, 2021 are listed below along with their business experience during the past five years:

Greg D. Carmichael, 59. Chairman of the Board since February 2018 and Chief Executive Officer of the Bancorp since November 2015. Previously, Mr. Carmichael was President of the Bancorp from September 2012 to October 2020, Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Lars C. Anderson, 59. Executive Vice President and Vice Chairman of Commercial Banking Strategic Growth Initiatives since January 2020. Previously, Mr. Anderson was Executive Vice President and Chief Operating Officer of the Bancorp from August 2015 to January 2020. Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank from December 2010 to August 2015.

Kristine R. Garrett, 62, Executive Vice President and Head of Wealth & Asset Management since November 2020. Previously she was Senior Vice President and Head of Wealth & Asset Management from July 2019 to November 2020 and Head of Fifth Third Private Bank from October 2017 until July 2019. Previously, she was President of Private Wealth in Chicago at CIBC U.S. from 2009 to 2017.

Howard Hammond, 55, Executive Vice President and Head of Consumer Bank since February 2021. Previously, he was Senior Vice President and Head of Retail Banking and Retail Brokerage from April 2020 through February 2021, Head of Retail and Brokerage Distribution from June 2019 through April 2020, and Head Managing Director of Fifth Third Securities from March 2006 through June 2019.

Mark D. Hazel, 55. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Margaret B. Jula, 53, Executive Vice President and Chief Human Resource Officer since November 2020. Previously, Ms. Jula was Senior Vice President and Director of Business Controls for Human Capital from July 2014 to November 2020. Prior to that, she held various positions in Fifth Third’s human capital organization.

Kevin P. Lavender, 59. Executive Vice President and Head of Commercial Banking of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 51. Executive Vice President and Chief Financial Officer since November 2020. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Jude A. Schramm, 48. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 51. Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resource Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Timothy N. Spence, 42. President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Richard L. Stein, 51, Executive Vice President and Chief Credit Officer since November 2020. Mr. Stein has been an Executive Vice President of the Bancorp since April 2016. Previously, Mr. Stein was Chief Credit Officer from March 2018 through November 2020, Head of the Commercial Bank from March 2016 through March 2018 and Senior Vice President and Chief Credit Officer from November 2014 through March 2016.

Melissa S. Stevens, 46, Executive Vice President and Chief Digital Officer and Head of Digital, Marketing, Design and Innovation since November 2020. Previously, Ms. Stevens served as Senior Vice President, Chief Digital Officer, and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.

45 Fifth Third Bancorp

Susan B. Zaunbrecher, 61. Executive Vice President and Chief Legal Officer of the Bancorp since May 2018. Previously, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP, where she practiced for 28 years and served as the Chair of the Corporate Department and a member of the firm’s board of directors and executive committee.
46 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 4 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2020, the Bancorp had 36,824 shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2020	44,736	$22.91	—	76,437,348
November 2020	129,978	25.27	—	76,437,348
December 2020	97,521	26.80	—	76,437,348
Total	272,235	$25.43	—	76,437,348
(a)Shares repurchased during the fourth quarter of 2020 were in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

See further discussion on share repurchase transactions and stock-based compensation in Note 25 and Note 26 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
47 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2020, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES
48 Fifth Third Bancorp

2020 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			50
Selected Financial Data			51

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			52
Non-GAAP Financial Measures			57
Recent Accounting Standards			59
Critical Accounting Policies			59
Statements of Income Analysis			64
Business Segment Review			73
Fourth Quarter Review			83
Balance Sheet Analysis			86
Risk Management - Overview			93
Credit Risk Management			94
Interest Rate and Price Risk Management			114
Liquidity Risk Management			120
Operational Risk Management			122
Legal and Regulatory Compliance Risk Management			123
Capital Management			124
Off-Balance Sheet Arrangements			127
Contractual Obligations and Other Commitments			128
Report of Independent Registered Public Accounting Firm			129

Financial Statements
Consolidated Balance Sheets			131
Consolidated Statements of Income			132
Consolidated Statements of Comprehensive Income			133
Consolidated Statements of Changes in Equity			134
Consolidated Statements of Cash Flows			136

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	137	Long-Term Debt	190
Supplemental Cash Flow Information	152	Commitments, Contingent Liabilities and Guarantees	194
Business Combination	153	Legal and Regulatory Proceedings	198
Restrictions on Cash, Dividends and Other Capital Actions	157	Related Party Transactions	201
Investment Securities	158	Income Taxes	203
Loans and Leases	161	Retirement and Benefit Plans	205
Credit Quality and the Allowance for Loan and Lease Losses	163	Accumulated Other Comprehensive Income	208
Bank Premises and Equipment	172	Common, Preferred and Treasury Stock	210
Operating Lease Equipment	173	Stock-Based Compensation	212
Lease Obligations – Lessee	173	Other Noninterest Income and Other Noninterest Expense	216
Goodwill	175	Earnings Per Share	217
Intangible Assets	176	Fair Value Measurements	218
Variable Interest Entities	177	Regulatory Capital Requirements and Capital Ratios	227
Sales of Receivables and Servicing Rights	180	Parent Company Financial Statements	228
Derivative Financial Instruments	182	Business Segments	230
Other Assets	188	Subsequent Event	233
Short-Term Borrowings	189

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	234
Report of Independent Registered Public Accounting Firm	235
Consolidated Ten Year Comparison	243
Directors and Officers	244
Corporate Information
49 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	IRC: Internal Revenue Code
AFS: Available For Sale	IRLC: Interest Rate Lock Commitment
ALCO: Asset Liability Management Committee	IRS: Internal Revenue Service
ALLL: Allowance for Loan and Lease Losses	ISDA: International Swaps and Derivatives Association, Inc.
AOCI: Accumulated Other Comprehensive Income (Loss)	LIBOR: London Interbank Offered Rate
APR: Annual Percentage Rate	LIHTC: Low-Income Housing Tax Credit
ARM: Adjustable Rate Mortgage	LLC: Limited Liability Company
ASC: Accounting Standards Codification	LTV: Loan-to-Value Ratio
ASU: Accounting Standards Update	MD&A: Management’s Discussion and Analysis of Financial
ATM: Automated Teller Machine	Condition and Results of Operations
BHC: Bank Holding Company	MSR: Mortgage Servicing Right
BOLI: Bank Owned Life Insurance	N/A: Not Applicable
bps: Basis Points	NAV: Net Asset Value
CARES: Coronavirus Aid, Relief and Economic Security	NII: Net Interest Income
CCAR: Comprehensive Capital Analysis and Review	NM: Not Meaningful
CDC: Fifth Third Community Development Corporation	OAS: Option-Adjusted Spread
CECL: Current Expected Credit Loss	OCC: Office of the Comptroller of the Currency
CET1: Common Equity Tier 1	OCI: Other Comprehensive Income (Loss)
CFPB: United States Consumer Financial Protection Bureau	OREO: Other Real Estate Owned
C&I: Commercial and Industrial	OTTI: Other-Than-Temporary Impairment
DCF: Discounted Cash Flow	PCI: Purchase Credit Impaired
DTCC: Depository Trust & Clearing Corporation	PCD: Purchased Credit Deteriorated
DTI: Debt-to-Income Ratio	PPP: Paycheck Protection Program
ERM: Enterprise Risk Management	PSA: Performance Share Award
ERMC: Enterprise Risk Management Committee	RCC: Risk Compliance Committee
EVE: Economic Value of Equity	ROU: Right-of-Use
FASB: Financial Accounting Standards Board	RSA: Restricted Stock Award
FDIC: Federal Deposit Insurance Corporation	RSU: Restricted Stock Unit
FHA: Federal Housing Administration	SAR: Stock Appreciation Right
FHLB: Federal Home Loan Bank	SBA: Small Business Administration
FHLMC: Federal Home Loan Mortgage Corporation	SEC: United States Securities and Exchange Commission
FICO: Fair Isaac Corporation (credit rating)	SOFR: Secured Overnight Financing Rate
FINRA: Financial Industry Regulatory Authority	TBA: To Be Announced
FNMA: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FOMC: Federal Open Market Committee	TILA: Truth in Lending Act
FRB: Federal Reserve Bank	TRA: Tax Receivable Agreement
FTE: Fully Taxable Equivalent	TruPS: Trust Preferred Securities
FTP: Funds Transfer Pricing	U.S.: United States of America
FTS: Fifth Third Securities	USD: United States Dollar
GDP: Gross Domestic Product	U.S. GAAP: United States Generally Accepted Accounting
GNMA: Government National Mortgage Association	Principles
GSE: United States Government Sponsored Enterprise	VA: United States Department of Veterans Affairs
HTM: Held-To-Maturity	VIE: Variable Interest Entity
IPO: Initial Public Offering	VRDN: Variable Rate Demand Note
50 Fifth Third Bancorp

SELECTED FINANCIAL DATA
ITEM 6. SELECTED FINANCIAL DATA

As of and for the years ended December 31 ($ in millions, except for per share data)	2020	2019	2018	2017	2016
Income Statement Data
Net interest income (U.S. GAAP)	$4,782	4,797	4,140	3,798	3,615
Net interest income (FTE)(a)(b)	4,795	4,814	4,156	3,824	3,640
Noninterest income	2,830	3,536	2,790	3,224	2,696
Total revenue (FTE)(a)(b)	7,625	8,350	6,946	7,048	6,336
Provision for credit losses(c)	1,097	471	207	261	366
Noninterest expense	4,718	4,660	3,958	3,782	3,737
Net income	1,427	2,512	2,193	2,180	1,543
Net income available to common shareholders	1,323	2,419	2,118	2,105	1,472
Common Share Data
Earnings per share - basic	$1.84	3.38	3.11	2.86	1.92
Earnings per share - diluted	1.83	3.33	3.06	2.81	1.91
Cash dividends declared per common share	1.08	0.94	0.74	0.60	0.53
Book value per share	29.46	27.41	23.07	21.43	19.62
Market value per share	27.57	30.74	23.53	30.34	26.97
Financial Ratios
Return on average assets	0.73%	1.53	1.54	1.55	1.09
Return on average common equity	6.4	13.1	14.5	13.9	9.7
Return on average tangible common equity(b)	8.4	17.1	17.5	16.6	11.6
Dividend payout	58.7	27.8	23.8	21.0	27.6
Average total Bancorp shareholders’ equity as a percent of average assets	11.61	12.14	11.23	11.69	11.57
Tangible common equity as a percent of tangible assets (excluding AOCI)(b)	7.11	8.44	8.71	8.83	8.77
Net interest margin(a)(b)	2.78	3.31	3.22	3.03	2.88
Net interest rate spread(a)(b)	2.57	2.92	2.87	2.76	2.66
Efficiency(a)(b)	61.9	55.8	57.0	53.7	59.0
Credit Quality
Net losses charged-off	$471	369	330	298	362
Net losses charged-off as a percent of average portfolio loans and leases	0.42%	0.35	0.35	0.32	0.39
ALLL as a percent of portfolio loans and leases	2.25	1.10	1.16	1.30	1.36
ACL as a percent of portfolio loans and leases(d)	2.41	1.23	1.30	1.48	1.54
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.79	0.62	0.41	0.53	0.80
Average Balances
Loans and leases, including held for sale	$114,411	107,794	93,876	92,731	94,320
Securities and other short-term investments	58,277	37,610	35,029	33,562	31,965
Total assets	194,230	163,936	142,183	140,527	142,173
Transaction deposits(e)	140,505	111,130	97,914	96,052	95,371
Core deposits(f)	144,623	116,600	102,020	99,823	99,381
Wholesale funding(g)	21,506	22,451	20,573	20,360	21,813
Bancorp shareholders’ equity	22,555	19,902	15,970	16,424	16,453
Regulatory Capital(h)
CET1 capital	10.34%	9.75	10.24	10.61	10.39
Tier I risk-based capital	11.83	10.99	11.32	11.74	11.50
Total risk-based capital	15.08	13.84	14.48	15.16	15.02
Tier I leverage	8.49	9.54	9.72	10.01	9.90
(a)Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 was $13, $17, $16, $26 and $25, respectively.
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
(h)Regulatory capital ratios as of December 31, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.
51 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2020, net interest income on an FTE basis and noninterest income provided 63% and 37% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements for the year ended December 31, 2020. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, commercial banking revenue, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications costs, net occupancy expense, leasing business expense, equipment expense, card and processing expense, marketing expense and other noninterest expense.

COVID-19 Global Pandemic
The COVID-19 pandemic has introduced significant economic uncertainty during the year ended December 31, 2020. To address concerns that COVID-19 may overwhelm the health care system, states across the U.S. declared lockdowns that restricted social gatherings and ordered temporary closures of businesses deemed non-essential. Despite the partial lifting of these measures in some of the states in the Bancorp’s geographic footprint, the recent fluctuations in the number of COVID-19 cases mean that it remains unknown when there will be a return to normal economic activity. During the year ended December 31, 2020, the Bancorp observed the impact of the pandemic on its business. The decline of asset prices, reduction in interest rates, widening of credit spreads, borrower and counterparty credit deterioration and market volatility had the most immediate negative impacts on current performance. Although the Bancorp is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact its future operating results.

As the cases of COVID-19 continued to rise, the disruption in the financial markets led the FRB to enact unprecedented policies to offset forced liquidations and restore liquidity in the financial markets. The FRB cut rates to the zero lower bound, announced unlimited purchases of treasuries along with agency mortgage-backed securities and commercial mortgage-backed securities, and established several facilities designed to support the smooth functioning of credit markets.
52 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The CARES Act
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and has subsequently been amended several times, including by the Consolidated Appropriations Act, 2021. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which has temporarily expanded the SBA’s business loan guarantee program. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, require deferral of principal and interest repayment, and the loan may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses. The Paycheck Protection Program was expanded to permit a second round of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 public health emergency. The Federal Housing Administration, Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least June 30, 2021.

Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds have been used to support several FRB programs and facilities described below or additional programs or facilities that are established by its authority under Section 13(3) of the Federal Reserve Act which meet certain criteria.

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

In addition, the FRB established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the FRB, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.

FRB facilities and programs that expired as of December 31, 2020 included:
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
•Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities; and
•Municipal Liquidity Facility to purchase bonds directly from U.S. state, city and county issuers.

FRB facilities and programs that remain active include:
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

53 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Paycheck Protection Program
As previously discussed, the Bancorp is participating in the SBA’s Paycheck Protection Program which was created by the CARES Act on March 27, 2020. As of December 31, 2020, the Bancorp held approximately 24,000 loans with a carrying amount of $4.8 billion under the program.

For further discussion on Fifth Third’s hardship relief programs as a result of the COVID-19 pandemic, refer to the Credit Risk Management subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements.

Senior Notes Offerings
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

For more information on the senior notes offerings, including disclosure on the redemption options, refer to Note 18 of the Notes to Consolidated Financial Statements.

Preferred Stock Offering
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million. Each preferred share has a $25,000 liquidation preference.

For more information on the preferred stock offering, including disclosure on the redemption options, refer to Note 25 of the Notes to Consolidated Financial Statements.

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates for new financial contracts will occur by the end of 2021. On November 30, 2020, the Federal Reserve, OCC, and FDIC issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar (“USD”) LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator has not yet announced the results of its consultation. Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp continues to prepare to transition from LIBOR to these alternative reference rates. In the United States, it is likely that LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”). There are risks inherent with the transition to any alternative rate such as SOFR as the rates may behave differently than LIBOR in reaction to monetary, market and economic events.
.
The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

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

The following are key performance indicators used by management to make operating decisions and evaluate capital utilization:
•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
54 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Efficiency Ratio: Noninterest expense divided by the sum of net interest income on an FTE basis (non-GAAP) and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Return on Average Assets: Net income divided by average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits

TABLE 1: Condensed Consolidated Statements of Income
For the years ended December 31 ($ in millions, except per share data)	2020	2019	2018	2017	2016
Interest income (FTE)(a)	$5,585	6,271	5,199	4,515	4,218
Interest expense	790	1,457	1,043	691	578
Net Interest Income (FTE)(a)	4,795	4,814	4,156	3,824	3,640
Provision for credit losses	1,097	471	207	261	366
Net Interest Income After Provision for Credit Losses (FTE)(a)	3,698	4,343	3,949	3,563	3,274
Noninterest income	2,830	3,536	2,790	3,224	2,696
Noninterest expense	4,718	4,660	3,958	3,782	3,737
Income Before Income Taxes (FTE)(a)	1,810	3,219	2,781	3,005	2,233
Fully taxable equivalent adjustment	13	17	16	26	25
Applicable income tax expense	370	690	572	799	665
Net Income	1,427	2,512	2,193	2,180	1,543
Less: Net income attributable to noncontrolling interests	—	—	—	—	(4)
Net Income Attributable to Bancorp	1,427	2,512	2,193	2,180	1,547
Dividends on preferred stock	104	93	75	75	75
Net Income Available to Common Shareholders	$1,323	2,419	2,118	2,105	1,472
Earnings per share - basic	$1.84	3.38	3.11	2.86	1.92
Earnings per share - diluted	$1.83	3.33	3.06	2.81	1.91
Cash dividends declared per common share	$1.08	0.94	0.74	0.60	0.53
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2020 was $1.3 billion, or $1.83 per diluted share, which was net of $104 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2019 was $2.4 billion, or $3.33 per diluted share, which was net of $93 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $4.8 billion for both the years ended December 31, 2020 and 2019. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 108 bps. The decreases in yields on average interest-earning assets were primarily driven by lower yields on total average loans and leases primarily as a result of decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 98 bps, 127 bps, 172 bps and 126 bps, respectively, from the year ended December 31, 2019. The decrease in yields on total average loans and leases for the year ended December 31, 2020 was primarily due to a decrease in market rates, impacting the Bancorp’s portfolios of floating interest rate loans, which are primarily LIBOR- and Prime-based. Net interest income was also negatively impacted by increases in average interest checking deposits and average money market deposits of $10.2 billion and $4.0 billion, respectively, from the year ended December 31, 2019. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities of 73 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt of 81 bps, 76 bps and 48 bps, respectively, from the year ended December 31, 2019. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $3.6 billion, $2.1 billion and $1.1 billion, respectively, from the year ended December 31, 2019. Net interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was adversely impacted by lower market interest rates due to the FOMC decisions to lower the target range of the federal funds rate and the Federal Reserve's bond purchase programs. During the years ended December 31, 2020 and 2019, net interest income included $57 million and $65 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions. Net interest margin on an FTE basis (non-GAAP) was 2.78% for the year ended December 31, 2020 compared to 3.31% for the year ended December 31, 2019.

Effective January 1, 2020, the Bancorp adopted ASU 2016-13 which established a new approach for estimating credit losses on certain types of financial instruments. The Bancorp recognized an initial increase to the ACL of approximately $653 million upon adoption of ASU 2016-13 on January 1, 2020, which included $171 million from the non-PCD loan portfolio resulting from the MB Financial, Inc. acquisition. The provision for credit losses was $1.1 billion for the year ended December 31, 2020 compared to $471 million for the prior year. The increase in provision expense for the year ended December 31, 2020 compared to the prior year was primarily due to an increase in the ACL
55 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020. Net losses charged off as a percent of average portfolio loans and leases were 0.42% and 0.35% for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.79% compared to 0.62% at December 31, 2019. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 7 of the Notes to Consolidated Financial Statements.

Noninterest income decreased $706 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease in other noninterest income, partially offset by increases in commercial banking revenue, wealth and asset management revenue and mortgage banking net revenue. Other noninterest income decreased $853 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the $562 million gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 and a decrease of $272 million in the income from the TRA associated with Worldpay, Inc primarily driven by a $345 million gain recognized in the fourth quarter of 2019 from the Worldpay, Inc. TRA transaction. Commercial banking revenue increased $68 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by increases in institutional sales and bridge fees of $68 million and $10 million, respectively, partially offset by a decrease in loan syndication fees of $20 million. Wealth and asset management revenue increased $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increases of $16 million in both private client service fees and broker income. Mortgage banking net revenue increased $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase of $140 million in origination fees and gains on loan sales, partially offset by an increase of $103 million in net negative valuation adjustments.

Noninterest expense increased $58 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in compensation and benefits expense, partially offset by decreases in technology and communications expense and marketing expense. The Bancorp recognized $16 million of merger-related expenses related to the MB Financial, Inc. acquisition for the year ended December 31, 2020 compared to $222 million for the year ended December 31, 2019. Compensation and benefits expense increased $172 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to strategic hiring and the impact of raising the Bancorp’s minimum wage in the fourth quarter of 2019, as well as increases in incentive compensation driven by strong performance in fees related to business growth during the year ended December 31, 2020. Technology and communications expense decreased $60 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc. Marketing expense decreased $58 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus and other account acquisition programs.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of December 31, 2020. As of December 31, 2020, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.34%;
•Tier I risk-based capital ratio: 11.83%;
•Total risk-based capital ratio: 15.08%;
•Tier I leverage ratio: 8.49%

56 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL MEASURES
The following are non-GAAP financial measures which provide useful insight to the reader of the Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 2: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2020	2019	2018
Net interest income (U.S. GAAP)	$4,782	4,797	4,140
Add: FTE adjustment	13	17	16
Net interest income on an FTE basis (1)	$4,795	4,814	4,156

Interest income (U.S. GAAP)	$5,572	6,254	5,183
Add: FTE adjustment	13	17	16
Interest income on an FTE basis (2)	$5,585	6,271	5,199

Interest expense (3)	$790	1,457	1,043
Noninterest income (4)	2,830	3,536	2,790
Noninterest expense (5)	4,718	4,660	3,958
Average interest-earning assets (6)	172,688	145,404	128,905
Average interest-bearing liabilities (7)	119,018	104,708	89,959

Ratios:
Net interest margin on an FTE basis (1) / (6)	2.78%	3.31	3.22
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.57	2.92	2.87
Efficiency ratio on an FTE basis (5) / ((1) + (4))	61.9	55.8	57.0

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2020	2019
Net income available to common shareholders (U.S. GAAP)	$1,323	2,419
Add: Intangible amortization, net of tax	38	35
Tangible net income available to common shareholders (1)	$1,361	2,454

Average Bancorp shareholders’ equity (U.S. GAAP)	$22,555	19,902
Less: Average preferred stock	1,916	1,470
Average goodwill	4,258	3,888
Average intangible assets	172	169
Average tangible common equity (2)	$16,209	14,375

Return on average tangible common equity (1) / (2)	8.4%	17.1

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
57 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. The Bancorp encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2020	2019
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$23,111	21,203
Less: Preferred stock	2,116	1,770
Goodwill	4,258	4,252
Intangible assets	139	201
AOCI	2,601	1,192
Tangible common equity, excluding AOCI (1)	13,997	13,788
Add: Preferred stock	2,116	1,770
Tangible equity (2)	$16,113	15,558

Total Assets (U.S. GAAP)	$204,680	169,369
Less: Goodwill	4,258	4,252
Intangible assets	139	201
AOCI, before tax	3,292	1,509
Tangible assets, excluding AOCI (3)	$196,991	163,407

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.18%	9.52
Tangible common equity as a percentage of tangible assets (1) / (3)	7.11	8.44

58 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp during 2020 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. On January 1, 2020, the Bancorp adopted ASU 2016-13 (“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) and its related subsequent amendments, along with ASU 2017-04 (“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”). For additional information about these ASUs and their impacts on the Bancorp, refer to Note 1 of the Notes to Consolidated Financial Statements. As a result of the adoption of these ASUs, the accounting policies for the ALLL, reserve for unfunded commitments and goodwill have been updated as of January 1, 2020, and the related policies that were in effect for periods prior to January 1, 2020 are provided in the Critical Accounting Policies Applicable Prior to January 1, 2020 section below. There have been no other material changes to the valuation techniques or models described below during the year ended December 31, 2020.

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

The Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases. Contractual terms are adjusted for expected prepayments but are not extended for expected extensions, renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp. Accrued interest receivable on loans is presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivable. For additional information on the Bancorp’s accounting policies related to nonaccrual loans and leases, refer to Note 1 of the Notes to Consolidated Financial Statements.

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
59 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reserve for Unfunded Commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon expected credit losses over the remaining contractual life of the commitments, taking into consideration the current funded balance and estimated exposure over the reasonable and supportable forecast period. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the Consolidated Statements of Income.

Valuation of Servicing Rights
When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights. The Bancorp has elected to measure all existing classes of its residential mortgage servicing rights at fair value at each reporting date with changes in the fair value of servicing rights reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model. For additional information on servicing rights, refer to Note 14 of the Notes to Consolidated Financial Statements.

60 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For additional information on the fair value hierarchy and fair value measurements, refer to Note 1 of the Notes to Consolidated Financial Statements.

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The level of management judgment necessary to determine fair value varies based upon the methods used in the determination of fair value. Financial instruments that are measured at fair value using quoted prices in active markets (Level 1) require minimal judgment. The valuation of financial instruments when quoted market prices are not available (Levels 2 and 3) may require significant management judgment to assess whether quoted prices for similar instruments exist, the impact of changing market conditions including reducing liquidity in the capital markets and the use of estimates surrounding significant unobservable inputs. Table 5 provides a summary of the fair value of financial instruments carried at fair value on a recurring basis and the amounts of financial instruments valued using Level 3 inputs.

TABLE 5: Fair Value Summary
As of ($ in millions)	December 31, 2020		December 31, 2019
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$43,079	878	40,446	1,194
As a percent of total assets	21%	—	24	1
Liabilities carried at fair value	$1,527	209	890	171
As a percent of total liabilities	1%	—	1	—

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
61 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Critical Accounting Policies Applicable Prior to January 1, 2020
The following paragraphs describe the portions of the Bancorp’s critical accounting policies that were applicable prior to January 1, 2020 but were updated in conjunction with the prospective adoption of ASU 2016-13 and ASU 2017-04 on January 1, 2020. The following paragraphs do not include the portions of the respective policies that were not affected by the adoption of these new accounting standards. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

ALLL
The Bancorp maintained the ALLL to absorb probable loan and lease losses inherent in its portfolio segments. The ALLL was maintained at a level the Bancorp considered to be adequate and was based on ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans and leases. Credit losses were charged and recoveries were credited to the ALLL. Provisions for loan and lease losses were based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserved consideration under existing economic conditions in estimating probable credit losses.

The Bancorp’s methodology for determining the ALLL required significant management judgment and was based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and leases, TDRs and historical loss rates were reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance was maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans and leases.

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibited probable or observed credit weaknesses, as well as loans that had been modified in a TDR, were subject to individual review for impairment. The Bancorp considered the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when evaluating whether an individual loan or lease was impaired. Other factors might include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans and leases were impaired, allowances were determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans and leases were measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluated the collectability of both principal and interest when assessing the need for a loss accrual.

Historical credit loss rates were applied to commercial loans and leases that were not impaired or were impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates were derived from migration analyses for several portfolio stratifications, which tracked the historical net charge-off experience sustained on loans and leases according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompassed ten categories, which were based on regulatory guidance for credit risk systems.

Homogenous loans in the residential mortgage and consumer portfolio segments were not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring were used to assess credit risks and allowances were established based on the expected net charge-offs. Loss rates were based on the trailing twelve-month net charge-off history by loan category. Historical loss rates were adjusted for certain prescriptive and qualitative factors that, in management’s judgment, were necessary to reflect losses inherent in the portfolio. The prescriptive loss rate factors included adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix.

62 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp also considered qualitative factors in determining the ALLL. These included adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values, geographic concentrations, estimated loss emergence period and specific portfolio loans backed by enterprise valuations and private equity sponsors. The Bancorp considered home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.

Reserve for unfunded commitments
The reserve for unfunded commitments was maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and was included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve was based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. This process took into consideration the same risk elements that were analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments were included in provision for credit losses in the Consolidated Statements of Income.

Goodwill
Impairment existed when a reporting unit’s carrying amount of goodwill exceeded its implied fair value. In testing goodwill for impairment, U.S. GAAP permitted the Bancorp to first assess qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In this qualitative assessment, the Bancorp evaluated events and circumstances which might include, but were not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concluded otherwise or elected to bypass the qualitative assessment, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, Step 2 of the goodwill impairment test was necessary to measure the amount of impairment loss, which was equal to any excess of the carrying amount of goodwill over its implied fair value with such loss limited to the carrying amount of goodwill.

The fair value of a reporting unit was the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units were publicly traded, individual reporting unit fair value determinations could not be directly correlated to the Bancorp’s stock price. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment was necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations. Additionally, the Bancorp determined its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compared this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

63 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2020, 2019 and 2018, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $4.8 billion for both the years ended December 31, 2020 and 2019. Net interest income was negatively impacted by decreases in yields on average interest-earning assets of 108 bps. The decreases in yields on average interest-earning assets were primarily driven by lower yields on total average loans and leases primarily as a result of decreases in yields on average commercial and industrial loans, average commercial mortgage loans, average commercial construction loans and average home equity of 98 bps, 127 bps, 172 bps and 126 bps, respectively, from the year ended December 31, 2019. The decrease in yields on total average loans and leases for the year ended December 31, 2020 was primarily due to a decrease in market rates, impacting the Bancorp’s portfolios of floating interest rate loans, which are primarily LIBOR- and Prime-based. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower reinvestment yields due to lower overall market rates. Net interest income was also negatively impacted by increases in average interest checking deposits and average money market deposits of $10.2 billion and $4.0 billion, respectively, from the year ended December 31, 2019. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities of 73 bps. The decreases in rates paid on average interest-bearing liabilities were primarily driven by decreases in rates paid on average interest checking deposits, average money market deposits and average long-term debt of 81 bps, 76 bps and 48 bps, respectively, from the year ended December 31, 2019. Net interest income also benefited from increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans of $3.6 billion, $2.1 billion and $1.1 billion, respectively, from the year ended December 31, 2019. The increase in average commercial and industrial loans was primarily as a result of PPP loans originated during the year ended December 31, 2020.

Net interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was adversely impacted by the FOMC decisions to lower the target range of the federal funds rate and the Federal Reserve’s bond purchase programs. During the years ended December 31, 2020 and 2019, net interest income included $57 million and $65 million, respectively, of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions.

Net interest rate spread on an FTE basis (non-GAAP) was 2.57% during the year ended December 31, 2020 compared to 2.92% during the year ended December 31, 2019. Yields on average interest-earning assets decreased 108 bps, partially offset by a 73 bps decrease in rates paid on average interest-bearing liabilities for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net interest margin on an FTE basis (non-GAAP) was 2.78% for the year ended December 31, 2020 compared to 3.31% for the year ended December 31, 2019. Net interest margin was negatively impacted by lower market interest rates, a $19.8 billion increase in low-yielding reserves held at the FRB reported in other short-term investments and the previously mentioned growth in PPP loans. These negative impacts were partially offset by increases in average free funding balances as average demand deposits increased $12.8 billion and average shareholders’ equity increased $2.6 billion compared to the year ended December 31, 2019. Net interest margin results are expected to remain suppressed as a result of increased liquidity levels in the form of excess cash balances, which are expected to remain at elevated levels driven by the amount of fiscal stimulus that has increased the banking industry’s balance sheets, including the Bancorp’s.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $632 million from the year ended December 31, 2019 driven by the previously mentioned decreases in yields on average loans and leases, partially offset by increases in average commercial and industrial loans, average indirect secured consumer loans and average commercial mortgage loans as well as the impact of accelerated PPP fees recognized upon loan forgiveness during the year ended December 31, 2020. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $54 million from the year ended December 31, 2019 primarily due to decreases in yields on average other short-term investments and average taxable securities, partially offset by increases in average balances.

Interest expense on core deposits decreased $518 million from the year ended December 31, 2019 primarily due to decreases in the cost of average interest-bearing core deposits to 28 bps for the year ended December 31, 2020 from 96 bps for the year ended December 31, 2019. The decreases in the cost of average interest-bearing core deposits were primarily due to the previously mentioned decreases in the rates paid
64 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $149 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the previously mentioned decreases in rates paid on average long-term debt as well as decreases in rates paid on average other short-term borrowings and average certificates $100,000 and over, in addition to a decrease in the average balance of certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2020, average wholesale funding represented 18% of average interest-bearing liabilities compared to 21% for the year ended December 31, 2019. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

65 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: Consolidated Average Balance Sheet and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2020			2019			2018
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$53,814	1,954	3.63%	$50,168	2,313	4.61%	$42,668	1,826	4.28%
Commercial mortgage loans	11,011	391	3.54	9,905	476	4.81	6,661	298	4.47
Commercial construction loans	5,509	201	3.65	5,174	278	5.37	4,793	240	5.01
Commercial leases	3,038	104	3.43	3,578	119	3.31	3,795	108	2.84
Total commercial loans and leases	73,372	2,650	3.61	68,825	3,186	4.63	57,917	2,472	4.27
Residential mortgage loans	17,828	622	3.49	17,337	635	3.66	16,150	580	3.59
Home equity	5,679	222	3.90	6,286	324	5.16	6,631	326	4.92
Indirect secured consumer loans	12,454	490	3.93	10,345	423	4.08	8,993	304	3.38
Credit card	2,230	260	11.64	2,437	304	12.49	2,280	279	12.25
Other consumer loans	2,848	192	6.76	2,564	196	7.63	1,905	132	6.94
Total consumer loans	41,039	1,786	4.35	38,969	1,882	4.83	35,959	1,621	4.51
Total loans and leases	$114,411	4,436	3.88%	$107,794	5,068	4.70%	$93,876	4,093	4.36%
Securities:
Taxable	$36,109	1,114	3.08%	$35,429	1,160	3.28%	$33,487	1,079	3.22%
Exempt from income taxes(a)	233	6	2.61	41	2	3.97	66	2	3.37
Other short-term investments	21,935	29	0.13	2,140	41	1.91	1,476	25	1.68
Total interest-earning assets	$172,688	5,585	3.23%	$145,404	6,271	4.31%	$128,905	5,199	4.03%
Cash and due from banks	2,978			2,748			2,200
Other assets	20,933			16,903			12,203
Allowance for loan and lease losses	(2,369)			(1,119)			(1,125)
Total assets	$194,230			$163,936			$142,183
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$46,890	126	0.27%	$36,658	396	1.08%	$29,818	252	0.85%
Savings deposits	16,440	10	0.06	14,041	22	0.16	13,330	14	0.10
Money market deposits	29,879	88	0.29	25,879	272	1.05	21,769	162	0.74
Foreign office deposits	185	—	0.21	209	1	0.63	363	1	0.33
Other time deposits	4,118	47	1.14	5,470	98	1.79	4,106	59	1.44
Total interest-bearing core deposits	97,512	271	0.28	82,257	789	0.96	69,386	488	0.70
Certificates $100,000 and over	3,337	50	1.49	4,504	97	2.14	2,426	41	1.69
Other deposits	71	1	0.76	265	6	2.27	476	9	1.94
Federal funds purchased	385	2	0.58	1,267	29	2.26	1,509	30	1.97
Other short-term borrowings	1,709	14	0.81	1,046	28	2.67	1,611	29	1.82
Long-term debt	16,004	452	2.82	15,369	508	3.30	14,551	446	3.06
Total interest-bearing liabilities	$119,018	790	0.66%	$104,708	1,457	1.39%	$89,959	1,043	1.16%
Demand deposits	47,111			34,343			32,634
Other liabilities	5,546			4,897			3,603
Total liabilities	$171,675			$143,948			$126,196
Total equity	$22,555			$19,988			$15,987
Total liabilities and equity	$194,230			$163,936			$142,183
Net interest income (FTE)(b)		$4,795			$4,814			$4,156
Net interest margin (FTE)(b)			2.78%			3.31%			3.22%
Net interest rate spread (FTE)(b)			2.57			2.92			2.87
Interest-bearing liabilities to interest-earning assets			68.92			72.01			69.79
(a)The FTE adjustments included in the above table were $13, $17 and $16 for the years ended December 31, 2020, 2019, and 2018, respectively.
(b)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

66 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Changes in Net Interest Income Attributable to Volume and Yield/Rate(a)
For the years ended December 31	2020 Compared to 2019			2019 Compared to 2018
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$159	(518)	(359)	338	149	487
Commercial mortgage loans	50	(135)	(85)	154	24	178
Commercial construction loans	17	(94)	(77)	20	18	38
Commercial leases	(19)	4	(15)	(6)	17	11
Total commercial loans and leases	207	(743)	(536)	506	208	714
Residential mortgage loans	17	(30)	(13)	43	12	55
Home equity	(28)	(74)	(102)	(17)	15	(2)
Indirect secured consumer loans	83	(16)	67	50	69	119
Credit card	(24)	(20)	(44)	20	5	25
Other consumer loans	20	(24)	(4)	50	14	64
Total consumer loans	68	(164)	(96)	146	115	261
Total loans and leases	$275	(907)	(632)	652	323	975
Securities:
Taxable	$23	(69)	(46)	63	18	81
Exempt from income taxes	5	(1)	4	—	—	—
Other short-term investments	58	(70)	(12)	12	4	16
Total change in interest income	$361	(1,047)	(686)	727	345	1,072
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$88	(358)	(270)	65	79	144
Savings deposits	3	(15)	(12)	—	8	8
Money market deposits	37	(221)	(184)	35	75	110
Foreign office deposits	—	(1)	(1)	(1)	1	—
Other time deposits	(21)	(30)	(51)	22	17	39
Total interest-bearing core deposits	107	(625)	(518)	121	180	301
Certificates $100,000 and over	(22)	(25)	(47)	43	13	56
Other deposits	(2)	(3)	(5)	(4)	1	(3)
Federal funds purchased	(13)	(14)	(27)	(5)	4	(1)
Other short-term borrowings	12	(26)	(14)	(12)	11	(1)
Long-term debt	20	(76)	(56)	25	37	62
Total change in interest expense	$102	(769)	(667)	168	246	414
Total change in net interest income	$259	(278)	(19)	559	99	658
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Provision for Credit Losses
The Bancorp provides as an expense an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit that is based on factors discussed in the Critical Accounting Policies section of MD&A. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for credit losses was $1.1 billion for the year ended December 31, 2020 compared to $471 million for the prior year. The increase in provision expense for the year ended December 31, 2020 compared to the prior year was primarily due to an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and the resulting impact of this environment on commercial borrowers as reflected in increased levels of commercial criticized assets. The increase in the provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020.

The ALLL increased $1.3 billion from December 31, 2019 to $2.5 billion at December 31, 2020. At December 31, 2020, the ALLL as a percent of portfolio loans and leases increased to 2.25%, compared to 1.10% at December 31, 2019. The reserve for unfunded commitments increased $28 million from December 31, 2019 to $172 million at December 31, 2020. The ACL as a percent of portfolio loans and leases increased to 2.41% at December 31, 2020, compared to 1.23% at December 31, 2019. These increases reflect the adoption of ASU 2016-13
67 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
which resulted in a combined increase to the ALLL and reserve for unfunded commitments of approximately $653 million, as well as the previously mentioned items impacting the provision for credit losses.

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

Noninterest Income
Noninterest income decreased $706 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Service charges on deposits	$559	565	549	554	558
Commercial banking revenue	528	460	408	386	400
Wealth and asset management revenue	520	487	444	419	404
Card and processing revenue	352	360	329	313	319
Mortgage banking net revenue	320	287	212	224	285
Leasing business revenue	276	270	114	63	134
Other noninterest income	211	1,064	803	1,261	586
Securities gains (losses), net	62	40	(54)	2	10
Securities gains (losses), net - non-qualifying hedges on MSRs	2	3	(15)	2	—
Total noninterest income	$2,830	3,536	2,790	3,224	2,696

Service charges on deposits
Service charges on deposits decreased $6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by a decrease of $32 million in consumer deposit fees due to lower overdraft occurrences as a result of the impact of COVID-19 financial assistance and fiscal stimulus programs, partially offset by an increase of $26 million in commercial deposit fees.

Commercial banking revenue
Commercial banking revenue increased $68 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by increases in institutional sales and bridge fees of $68 million and $10 million, respectively, partially offset by a decrease in loan syndication fees of $20 million.

Wealth and asset management revenue
Wealth and asset management revenue increased $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increases of $16 million in both private client service fees and broker income. The Bancorp’s trust and registered investment advisory businesses had approximately $434 billion and $413 billion in total assets under care as of December 31, 2020 and 2019, respectively, and managed $54 billion and $49 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2020 and 2019, respectively.

Card and processing revenue
Card and processing revenue decreased $8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by a decrease in customer spend volume as a result of reduced economic activity related to government-mandated shutdowns of local economies and other COVID-related impacts, partially offset by lower reward costs.

Mortgage banking net revenue
Mortgage banking net revenue increased $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.

68 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2020	2019	2018
Origination fees and gains on loan sales	$315	175	100
Net mortgage servicing revenue:
Gross mortgage servicing fees	263	267	216
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(258)	(155)	(104)
Net mortgage servicing revenue	5	112	112
Total mortgage banking net revenue	$320	287	212

Origination fees and gains on loan sales increased $140 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by an increase in originations and gain on sale margins due to the lower interest rate environment. Residential mortgage loan originations increased to $15.9 billion for the year ended December 31, 2020 from $11.6 billion for the year ended December 31, 2019.

Net mortgage servicing revenue decreased $107 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in net negative valuation adjustments of $103 million as well as a decrease in gross mortgage servicing fees of $4 million. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 10: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2020	2019	2018
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$307	221	(21)
Changes in fair value:
Due to changes in inputs or assumptions	(311)	(203)	42
Other changes in fair value	(254)	(173)	(125)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(258)	(155)	(104)

Mortgage rates decreased during the years ended December 31, 2020 and 2019 which caused modeled prepayment speeds to rise. Additionally, mortgage swap spreads widened during the year ended December 31, 2020 which caused modeled OAS assumptions to increase. For the years ended December 31, 2020 and 2019, the fair value of the MSR portfolio decreased $311 million and $203 million, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions, and decreased $254 million and $173 million, respectively, due to the impact of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $2 million and $3 million during the years ended December 31, 2020 and 2019, respectively, recorded in securities gains (losses), net - non-qualifying hedges on MSRs in the Bancorp’s Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at December 31, 2020 and 2019 were $86.6 billion and $98.4 billion, respectively, with $68.8 billion and $80.7 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue increased $6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by increases in lease syndication fees and operating lease income of $9 million and $5 million, respectively, partially offset by a decrease in lease remarketing fees of $8 million.

69 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
For the years ended December 31 ($ in millions)	2020	2019	2018
Private equity investment income	$75	65	63
Income from the TRA associated with Worldpay, Inc.	74	346	20
BOLI income	63	60	56
Cardholder fees	44	58	56
Consumer loan and lease fees	20	23	23
Banking center income	20	22	21
Insurance income	20	19	20
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(103)	(107)	(59)
Net losses on disposition and impairment of bank premises and equipment	(31)	(23)	(43)
Gain on sale of Worldpay, Inc. shares	—	562	205
Equity method income from interest in Worldpay Holding, LLC	—	2	1
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	—	—	414
Other, net	29	37	26
Total other noninterest income	$211	1,064	803

Other noninterest income decreased $853 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the gain on sale of Worldpay, Inc. shares recognized during the first quarter of 2019 and a decrease in the income from the TRA associated with Worldpay, Inc.

The Bancorp recognized a $562 million gain related to the sale of Worldpay, Inc. shares during the first quarter of 2019. Income from the TRA associated with Worldpay Inc. decreased $272 million from the year ended December 31, 2019 primarily driven by a $345 million gain recognized in the fourth quarter of 2019 from the Worldpay, Inc. TRA transaction. For additional information, refer to Note 21 of the Notes to Consolidated Financial Statements.

Noninterest Expense
Noninterest expense increased $58 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in compensation and benefits expense, partially offset by decreases in technology and communications expense and marketing expense.

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Compensation and benefits	$2,590	2,418	2,115	1,989	1,951
Technology and communications	362	422	285	245	234
Net occupancy expense	350	332	292	295	299
Leasing business expense	140	133	76	87	86
Equipment expense	130	129	123	117	118
Card and processing expense	121	130	123	129	132
Marketing expense	104	162	147	114	104
Other noninterest expense	921	934	797	806	813
Total noninterest expense	$4,718	4,660	3,958	3,782	3,737
Efficiency ratio on an FTE basis(a)	61.9%	55.8	57.0	53.7	59.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp recognized $16 million and $222 million of merger-related expenses for the years ended December 31, 2020 and 2019, respectively.

70 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of merger-related expenses recorded in noninterest expense:

TABLE 13: Merger-Related Expenses
For the years ended December 31 ($ in millions)	2020	2019
Compensation and benefits	$4	90
Technology and communications	6	71
Net occupancy expense	4	13
Equipment expense	—	1
Card and processing expense	—	1
Marketing expense	—	7
Other noninterest expense	2	39
Total	$16	222

Compensation and benefits expense increased $172 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to strategic hiring and the impact of raising the Bancorp’s minimum wage in the fourth quarter of 2019, as well as increases in incentive compensation driven by strong performance in fees related to business growth during the year ended December 31, 2020. Compensation and benefits expense for the year ended December 31, 2020 included $10 million of special payments to employees providing essential banking services through the COVID-19 pandemic. Full-time equivalent employees totaled 19,872 at December 31, 2020 compared to 19,869 at December 31, 2019.

Technology and communications expense decreased $60 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by decreased integration and conversion costs related to the acquisition of MB Financial, Inc.

Marketing expense decreased $58 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising as well as the suspension of cash bonus and other account acquisition programs.

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2020	2019	2018
Loan and lease	$162	142	112
FDIC insurance and other taxes	118	81	119
Losses and adjustments	100	102	61
Data processing	75	70	57
Professional service fees	49	70	67
Intangible amortization	48	45	5
Postal and courier	36	38	35
Donations	36	30	21
Travel	27	68	52
Recruitment and education	21	28	32
Insurance	15	14	13
Supplies	13	14	13
Other, net	221	232	210
Total other noninterest expense	$921	934	797
Other noninterest expense decreased $13 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to decreases in travel expense and professional service fees, partially offset by increases in FDIC insurance and other taxes and loan and lease expense.

Travel expense decreased $41 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to reduced business travel as a direct result of the COVID-19 pandemic. Professional service fees decreased $21 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to decreases in acquisition costs, consulting fees and legal expenses. FDIC insurance and other taxes increased $37 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of an increase in the assessment rate due to a change in asset mix as well as an increase in the assessment base. Loan and lease expense increased $20 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in loan closing expenses.

71 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The effective tax rates for the years ended December 31, 2020 and 2019 were primarily impacted by $175 million and $160 million, respectively, of low-income housing tax credits and other tax benefits and $27 million and $40 million, respectively, of tax benefits from tax exempt income, and were partially offset by $150 million and $140 million, respectively, of proportional amortization related to qualifying LIHTC investments. The decrease in the effective tax rate for the year ended December 31, 2020 from 2019 was attributable to a decrease in state income taxes.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Income before income taxes	$1,797	3,202	2,765	2,979	2,208
Applicable income tax expense	370	690	572	799	665
Effective tax rate	20.6%	21.6	20.7	26.8	30.1
72 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the year ended December 31, 2020.

The Bancorp’s methodology for allocating provision for credit losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

The following table summarizes net income (loss) by business segment:

TABLE 16: Net Income (Loss) by Business Segment
For the years ended December 31 ($ in millions)	2020	2019	2018
Income Statement Data
Commercial Banking	$387	1,424	1,139
Branch Banking	251	860	702
Consumer Lending	117	92	(1)
Wealth and Asset Management	102	112	97
General Corporate and Other	570	24	256
Net income	$1,427	2,512	2,193

73 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 17: Commercial Banking
For the years ended December 31 ($ in millions)	2020	2019	2018
Income Statement Data
Net interest income (FTE)(a)	$1,916	2,377	1,729
Provision for (benefit from) credit losses	1,050	183	(26)
Noninterest income:
Commercial banking revenue	524	455	402
Service charges on deposits	343	308	273
Leasing business revenue	276	270	114
Other noninterest income	158	154	128
Noninterest expense:
Compensation and benefits	557	466	344
Leasing business expense	140	133	76
Other noninterest expense	1,024	1,022	843
Income before income taxes (FTE)	446	1,760	1,409
Applicable income tax expense(a)(b)	59	336	270
Net income	$387	1,424	1,139
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$66,552	65,475	54,748
Demand deposits	24,352	16,424	16,560
Interest checking deposits	25,769	18,259	12,203
Savings and money market deposits	6,695	4,904	4,128
Other time deposits and certificates $100,000 and over	154	332	377
Foreign office deposits	184	209	362
(a)Includes FTE adjustments of $13, $17 and $16 for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Comparison of the year ended 2020 with 2019
Net income was $387 million for the year ended December 31, 2020 compared to net income of $1.4 billion for the year ended December 31, 2019. The decrease in net income was primarily driven by an increase in provision for credit losses, a decrease in net interest income on an FTE basis as well as an increase in noninterest expense partially offset by an increase in noninterest income.

Net interest income on an FTE basis decreased $461 million from the year ended December 31, 2019 primarily driven by decreases in yields on average commercial loans and leases as well as decreases in FTP credit rates on demand deposits, interest checking deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on average interest checking deposits and average savings and money market deposits.

Provision for credit losses increased $867 million from the year ended December 31, 2019 primarily driven by an increase in commercial criticized asset levels as well as increases in net charge-offs on commercial and industrial loans, commercial mortgage loans and commercial leases. Net charge-offs as a percent of average portfolio loans and leases increased to 35 bps for the year ended December 31, 2020 compared to 14 bps for the year ended December 31, 2019.

Noninterest income increased $114 million from the year ended December 31, 2019 driven by increases in commercial banking revenue, service charges on deposits and leasing business revenue. Commercial banking revenue increased $69 million from the year ended December 31, 2019 primarily due to increases in institutional sales and bridge fees partially offset by a decrease in loan syndication fees. Service charges on deposits increased $35 million from the year ended December 31, 2019 primarily due to an increase in commercial deposit fees primarily due to lower earnings credit rates. Leasing business revenue increased $6 million from the year ended December 31, 2019 primarily driven by increases in lease syndication fees and operating lease income partially offset by a decrease in lease remarketing fees.

74 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense increased $100 million from the year ended December 31, 2019 driven by increases in compensation and benefits and leasing business expense. Compensation and benefits increased $91 million from the year ended December 31, 2019 due to an increase in personnel costs primarily as a result of the MB Financial, Inc. acquisition at the end of the first quarter of 2019 and an increase in incentive compensation driven by strong performance in fees related to business growth during the year ended December 31, 2020, as well as strategic hiring. Leasing business expense increased $7 million from the year ended December 31, 2019 primarily due to an increase in operating lease expense driven by the MB Financial, Inc. acquisition at the end of the first quarter of 2019.

Average commercial loans and leases increased $1.1 billion from the year ended December 31, 2019 primarily due to increases in average commercial mortgage loans and average commercial construction loans partially offset by a decrease in average commercial leases. Average commercial mortgage loans increased $1.1 billion from the year ended December 31, 2019 primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $360 million from the year ended December 31, 2019 primarily as a result of increased line of credit utilization as well as lower levels of payoffs. Average commercial leases decreased $541 million from the year ended December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average core deposits increased $17.2 billion from the year ended December 31, 2019 primarily due to increases in average demand deposits, average interest checking deposits and average savings and money market deposits. Average interest checking deposits increased $7.5 billion, average demand deposits increased $7.9 billion and average savings and money market deposits increased $1.8 billion from the year ended December 31, 2019. These increases were primarily as a result of higher average balances per commercial customer account due to increased liquidity levels in the current economic environment.

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

Noninterest income increased $270 million from the year ended December 31, 2018 driven by increases in leasing business revenue, commercial banking revenue, service charges on deposits and other noninterest income. Leasing business revenue increased $156 million from the year ended December 31, 2018 primarily due to increases in operating lease income, leasing business solutions revenue and lease remarketing fees partially offset by a decrease in lease syndication fees. Commercial banking revenue increased $53 million from the year ended December 31, 2018 driven by increases in institutional sales revenue and business lending fees. Service charges on deposits increased $35 million from the year ended December 31, 2018 primarily driven by an increase in commercial deposit fees. Other noninterest income increased $26 million from the year ended December 31, 2018 primarily due to increases in card and processing revenue and private equity investment income.

Noninterest expense increased $358 million from the year ended December 31, 2018 due to increases in other noninterest expense, compensation and benefits and leasing business expense. Other noninterest expense increased $179 million from the year ended December 31, 2018 primarily due to increases in corporate overhead allocations, intangible amortization expense and losses and adjustments. Compensation and benefits increased $122 million from the year ended December 31, 2018 due to increases in base compensation and incentive compensation primarily as a result of the MB Financial, Inc. acquisition as well as an increase in employee benefits expense. Leasing business expense increased $57 million from the year ended December 31, 2018 primarily due to an increase in operating lease expense.

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
75 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,134 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 18: Branch Banking
For the years ended December 31 ($ in millions)	2020	2019	2018
Income Statement Data
Net interest income	$1,667	2,371	2,034
Provision for credit losses	231	224	171
Noninterest income:
Card and processing revenue	283	285	266
Service charges on deposits	215	260	275
Wealth and asset management revenue	172	158	150
Other noninterest income	81	99	63
Noninterest expense:
Compensation and benefits	649	601	536
Net occupancy and equipment expense	217	221	225
Card and processing expense	116	123	121
Other noninterest expense	887	915	846
Income before income taxes	318	1,089	889
Applicable income tax expense	67	229	187
Net income	$251	860	702
Average Balance Sheet Data
Consumer loans	$12,777	13,200	13,034
Commercial loans, including held for sale	2,268	2,170	1,938
Demand deposits	19,755	15,802	14,336
Interest checking deposits	12,608	10,716	10,187
Savings and money market deposits	37,030	33,173	29,473
Other time deposits and certificates $100,000 and over	5,370	7,532	5,348

Comparison of the year ended 2020 with 2019
Net income was $251 million for the year ended December 31, 2020 compared to net income of $860 million for the year ended December 31, 2019. The decrease was driven by decreases in net interest income and noninterest income as well as increases in noninterest expense and provision for credit losses.

Net interest income decreased $704 million from the year ended December 31, 2019 primarily due to decreases in FTP credit rates on core deposits and FTP credits on certificates $100,000 and over as well as decreases in yields on and average balances of home equity and credit card. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing deposits as well as decreases in FTP charge rates on loans and leases.

Provision for credit losses increased $7 million from the year ended December 31, 2019 primarily due to an increase in commercial criticized asset levels as well as an increase in net charge-offs on commercial and industrial loans partially offset by decreases in net charge-offs on other consumer loans, credit card and home equity. Net charge-offs as a percent of average portfolio loans and leases decreased to 135 bps for the year ended December 31, 2020 compared to 144 bps for the year ended December 31, 2019.

Noninterest income decreased $51 million from the year ended December 31, 2019 primarily driven by decreases in service charges on deposits and other noninterest income partially offset by an increase in wealth and asset management revenue. Service charges on deposits decreased $45 million from the year ended December 31, 2019 driven by decreases in both consumer deposit fees and commercial deposit fees. Other noninterest income decreased $18 million from the year ended December 31, 2019 primarily driven by a decrease in cardholder
76 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
fees and an increase in net losses on disposition and impairment of bank premises and equipment. Wealth and asset management revenue increased $14 million from the year ended December 31, 2019 primarily driven by increases in broker income and private client service fees.

Noninterest expense increased $9 million from the year ended December 31, 2019 primarily due to an increase in compensation and benefits partially offset by decreases in other noninterest expense and card and processing expense. Compensation and benefits increased $48 million from the year ended December 31, 2019 driven by increases in base compensation, employee benefits expense and incentive compensation. Other noninterest expense decreased $28 million from the year ended December 31, 2019 primarily driven by decreases in marketing expense and losses and adjustments partially offset by increases in corporate overhead allocations and FDIC insurance and other taxes. Card and processing expense decreased $7 million from the year ended December 31, 2019 primarily driven by a decrease in customer spend volume.

Average consumer loans decreased $423 million from the year ended December 31, 2019 primarily driven by a decrease in average home equity as payoffs exceeded loan originations as well as a decrease in average credit card driven by the negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as higher paydowns relative to spend per active account. These decreases were partially offset by an increase in average other consumer loans primarily as a result of increases in loan originations.

Average deposits increased $7.5 billion from the year ended December 31, 2019 primarily driven by increases in average demand deposits, average savings and money market deposits and average interest checking deposits partially offset by decreases in average other time deposits and certificates $100,000 and over. Average demand deposits increased $4.0 billion, average savings and money market deposits increased $3.9 billion and average interest checking deposits increased $1.9 billion from the year ended December 31, 2019 primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus and decreased consumer spending. Average other time deposits and certificates $100,000 and over decreased $2.2 billion from the year ended December 31, 2019 primarily due to lower offering rates on certificates less than $100,000 as well as a decrease in average certificates $100,000 and over from the year ended December 31, 2019.

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

Noninterest income increased $48 million from the year ended December 31, 2018 driven by increases in other noninterest income, card and processing revenue and wealth and asset management revenue partially offset by a decrease in service charges on deposits. Other noninterest income increased $36 million from the year ended December 31, 2018 primarily due to the impact of impairment on bank premises and equipment recognized during 2018. Card and processing revenue increased $19 million from the year ended December 31, 2018 primarily driven by increases in the number of actively used cards and customer spend volume. Wealth and asset management revenue increased $8 million from the year ended December 31, 2018 primarily driven by increases in broker income and private client service fees. Service charges on deposits decreased $15 million from the year ended December 31, 2018 due to a decrease in consumer deposit fees partially offset by an increase in commercial deposit fees.

Noninterest expense increased $132 million from the year ended December 31, 2018 primarily due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $69 million from the year ended December 31, 2018 primarily due to increases in corporate overhead allocations, intangible amortization expense and loan and lease expense partially offset by a decrease in FDIC insurance and other taxes. Compensation and benefits increased $65 million from the year ended December 31, 2018 due to higher base compensation primarily as a result of the MB Financial, Inc. acquisition as well as increases in employee benefits expense and incentive compensation.

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

Average core deposits increased $7.0 billion from the year ended December 31, 2018 primarily driven by growth in average savings and money market deposits of $3.7 billion and growth in average demand deposits of $1.5 billion. These increases were primarily due to the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove consumer customer acquisition and growth in
77 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
balances from existing customers. The increase in average core deposits also included an increase in interest checking deposits of $529 million from the year ended December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. Average other time deposits and certificates $100,000 and over increased $2.2 billion from the year ended December 31, 2018 primarily as a result of the acquisition of MB Financial, Inc. as well as promotional product offerings, which drove increased production.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 19: Consumer Lending
For the years ended December 31 ($ in millions)	2020	2019	2018
Income Statement Data
Net interest income	$381	325	237
Provision for credit losses	34	49	42
Noninterest income:
Mortgage banking net revenue	307	279	206
Other noninterest income	12	17	(1)
Noninterest expense:
Compensation and benefits	221	196	192
Other noninterest expense	297	259	210
Income (loss) before income taxes	148	117	(2)
Applicable income tax expense (benefit)	31	25	(1)
Net income (loss)	$117	92	(1)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$13,182	13,027	11,803
Home equity	192	220	243
Indirect secured consumer loans	12,273	10,109	8,676

Comparison of the year ended 2020 with 2019
Net income was $117 million for the year ended December 31, 2020 compared to net income of $92 million for the year ended December 31, 2019. The increase was primarily driven by increases in net interest income and noninterest income as well as a decrease in provision for credit losses partially offset by an increase in noninterest expense.

Net interest income increased $56 million from the year ended December 31, 2019 primarily driven by increases in average indirect secured consumer loans and decreases in FTP charge rates on loans and leases partially offset by decreases in FTP credit rates on demand deposits and yields on average residential mortgage loans and average indirect secured consumer loans.

Provision for credit losses decreased $15 million from the year ended December 31, 2019 primarily driven by a decrease in net charge-offs on indirect secured consumer loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 14 bps for the year ended December 31, 2020 compared to 22 bps for the year ended December 31, 2019.

Noninterest income increased $23 million from the year ended December 31, 2019 driven by an increase in mortgage banking net revenue primarily due to an increase in origination fees and gains on loan sales, partially offset by a decrease in net mortgage servicing revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $63 million from the year ended December 31, 2019 due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $38 million from the year ended December 31, 2019 primarily driven by an increase in corporate overhead allocations partially offset by a decrease in OREO expense. Compensation and benefits increased $25 million from the year ended December 31, 2019 primarily due to increases in base compensation and incentive compensation resulting from the increased mortgage origination activity for the year ended December 31, 2020.

Average consumer loans increased $2.3 billion from the year ended December 31, 2019 primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured consumer loans increased $2.2 billion from the year ended December 31, 2019 primarily due to loan production exceeding payoffs. Average residential mortgage loans increased $155 million from the
78 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
year ended December 31, 2019 driven by the repurchase of certain loans from GNMA that were in forbearance programs partially offset by higher runoff due to payoffs exceeding loan originations.

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

79 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 20: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2020	2019	2018
Income Statement Data
Net interest income	$139	182	182
Provision for credit losses	3	—	12
Noninterest income:
Wealth and asset management revenue	498	469	429
Other noninterest income	28	20	27
Noninterest expense:
Compensation and benefits	218	217	202
Other noninterest expense	315	312	302
Income before income taxes	129	142	122
Applicable income tax expense	27	30	25
Net income	$102	112	97
Average Balance Sheet Data
Loans and leases, including held for sale	$3,659	3,580	3,421
Core deposits	10,967	9,701	9,332

Comparison of the year ended 2020 with 2019
Net income was $102 million for the year ended December 31, 2020 compared to net income of $112 million for the year ended December 31, 2019. The decrease in net income was primarily driven by a decrease in net interest income partially offset by an increase in noninterest income.

Net interest income decreased $43 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by decreases in FTP credit rates on deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in the rates paid on average interest checking deposits and average savings and money market deposits as well as decreases in FTP charge rates on loans and leases.

Provision for credit losses increased $3 million from the year ended December 31, 2019 primarily driven by an increase in net charge-offs on residential mortgage loans.

Noninterest income increased $37 million from the year ended December 31, 2019 due to increases in wealth and asset management revenue and other noninterest income. Wealth and asset management revenue increased $29 million from the year ended December 31, 2019 primarily as a result of increases in broker income, private client service fees and institutional fees. Other noninterest income increased $8 million from the year ended December 31, 2019 primarily due to a loss on sale of a business recognized during the year ended December 31, 2019.

Noninterest expense increased $4 million from the year ended December 31, 2019 primarily due to an increase in other noninterest expense driven by an increase in corporate overhead allocations partially offset by a decrease in travel expense.

Average loans and leases increased $79 million from the year ended December 31, 2019 primarily driven by increases in average residential mortgage loans and average other consumer loans as a result of higher loan production, partially offset by a decrease in average commercial and industrial loans as payoffs exceeded new loan production.

Average core deposits increased $1.3 billion from the year ended December 31, 2019 primarily due to increases in average interest checking deposits and average savings and money market deposits as a result of higher balances per customer account due to the current economic environment.

80 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Noninterest expense increased $25 million from the year ended December 31, 2018 due to increases in compensation and benefits and other noninterest expense. Compensation and benefits increased $15 million from the year ended December 31, 2018 primarily due to higher base compensation driven by the full-year impact from acquisitions in 2018 and the acquisition of MB Financial, Inc. Other noninterest expense increased $10 million from the year ended December 31, 2018 primarily driven by an increase in corporate overhead allocations partially offset by a decrease in FDIC insurance and other taxes.

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

Comparison of the year ended 2020 with 2019
Net interest income increased $1.1 billion from the year ended December 31, 2019 primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt, federal funds purchased, deposits and other short-term borrowings. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases and a decrease in interest income on taxable securities.

The benefit from credit losses was $221 million for the year ended December 31, 2020 compared to a provision for credit losses of $15 million for the year ended December 31, 2019. The decrease for the year ended December 31, 2020 was primarily driven by an increase in the allocation of provision expense to the business segments due to an increase in commercial criticized asset levels, partially offset by an increase in the ACL reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and the resulting impact of this environment on commercial borrowers. The change in provision for credit losses also reflected the impact of the change in methodology for estimating credit losses from the incurred loss methodology to the expected credit loss methodology beginning in the first quarter of 2020.

Noninterest income decreased $819 million from the year ended December 31, 2019 primarily due to the recognition of a $74 million gain from the TRA associated with Worldpay, Inc. for the year ended December 31, 2020 compared to the recognition of a $562 million gain related to the sale of Worldpay, Inc. shares in addition to the recognition of a $345 million gain from the Worldpay, Inc. TRA transaction during the year ended December 31, 2019. These negative impacts were partially offset by the recognition of securities gains of $62 million for the year ended December 31, 2020 compared to securities gains of $40 million for the year ended December 31, 2019.

81 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense decreased $108 million from the year ended December 31, 2019 primarily driven by a decrease in technology and communications expense and an increase in corporate overhead allocations from General Corporate and Other to the other business segments, as well as decreases in travel expense, marketing expense and consulting fees, partially offset by increases in net occupancy expense and FDIC insurance and other taxes.

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

Noninterest expense increased $139 million from the year ended December 31, 2018. The increase was primarily due to increases in technology and communications expense, compensation and benefits and net occupancy expense driven by merger-related expenses as a result of the acquisition of MB Financial, Inc. partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments. Refer to the Noninterest Expense subsection of the Statements of Income Analysis section of MD&A for additional information on merger-related expenses.
82 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOURTH QUARTER REVIEW
The Bancorp’s 2020 fourth quarter net income available to common shareholders was $569 million, or $0.78 per diluted share, compared to net income available to common shareholders of $562 million, or $0.78 per diluted share, for the third quarter of 2020 and net income available to common shareholders of $701 million, or $0.96 per diluted share, for the fourth quarter of 2019.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the fourth quarter of 2020, an increase of $12 million from the third quarter of 2020 and a decrease of $47 million from the fourth quarter of 2019. The increase from the third quarter of 2020 was primarily driven by lower core deposit and wholesale borrowing costs, an increase in accelerated PPP fees recognized upon loan forgiveness and elevated investment portfolio prepayment penalty proceeds, partially offset by the impact of lower commercial loan balances and a decline in mortgage rates. The decrease from the fourth quarter of 2019 was primarily driven by lower yields and lower balances on commercial loans, partially offset by lower deposits costs, the favorable impact of previously executed cash flow hedges and growth from PPP loans. Net interest income for the fourth quarter of 2020 included $12 million of amortization and accretion of premiums and discounts on acquired loans and leases and assumed deposits and long-term debt from acquisitions compared to $13 million in the third quarter of 2020 and $18 million in the fourth quarter of 2019.

Noninterest income was $787 million for the fourth quarter of 2020, an increase of $65 million compared to the third quarter of 2020 and a decrease of $248 million compared to the fourth quarter of 2019. The increase from the third quarter of 2020 was primarily due to an increase in other noninterest income, partially offset by decreases in mortgage banking net revenue and net securities gains. The decrease compared to the fourth quarter of 2019 was primarily driven by decreases in other noninterest income and mortgage banking net revenue.

Service charges on deposits were $146 million for the fourth quarter of 2020, an increase of $2 million compared to the previous quarter and a decrease of $3 million compared to the fourth quarter of 2019. The increase from the third quarter of 2020 was primarily due to an increase in consumer deposit fees. The decrease compared to the fourth quarter of 2019 was primarily due to a decrease in consumer deposit fees, partially offset by an increase in commercial deposit fees.

Commercial banking revenue was $141 million for the fourth quarter of 2020, an increase of $16 million compared to the third quarter of 2020 and $14 million compared to the fourth quarter of 2019. The increase from the previous quarter was primarily driven by increases in institutional sales and loan syndication fees, partially offset by lower corporate bond fees. The increase compared to the fourth quarter of 2019 was primarily driven by increases in institutional sales and corporate bond fees.

Mortgage banking net revenue was $25 million for the fourth quarter of 2020, a decrease of $51 million compared to the third quarter of 2020 and $48 million compared to the fourth quarter of 2019. The decrease in mortgage banking net revenue compared to the third quarter of 2020 was primarily driven by lower origination fees and gains on loan sales resulting from a decrease in originations, the decision to retain certain mortgages originated during the fourth quarter of 2020 and margin compression. The decrease in mortgage banking net revenue compared to the fourth quarter of 2019 was primarily driven by an increase in net negative valuation adjustments on MSRs and higher prepayment speeds. Mortgage banking net revenue is affected by net valuation adjustments, which include MSR valuation adjustments caused by fluctuating OAS, earning rates and prepayment speeds, as well as mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. Net negative valuation adjustments on MSRs were $88 million and $83 million in the fourth and third quarters of 2020, respectively, and $47 million in the fourth quarter of 2019. Residential mortgage originations for the fourth quarter of 2020 were $3.9 billion, compared with $4.5 billion in the previous quarter and $3.8 billion the fourth quarter of 2019. Originations for the fourth quarter of 2020 resulted in gains of $47 million on mortgages sold, compared with gains of $93 million for the previous quarter and $49 million for the fourth quarter of 2019. Gross mortgage servicing fees were $66 million in both the fourth and third quarters of 2020 and $72 million in the fourth quarter of 2019.

Wealth and asset management revenue was $133 million for the fourth quarter of 2020, an increase of $1 million from the previous quarter and $4 million from the fourth quarter of 2019. The increase from the third quarter of 2020 was primarily driven by higher personal asset management revenue and brokerage income, partially offset by lower institutional trust fees. The increase compared to the fourth quarter of 2019 was primarily driven by higher personal asset management revenue and brokerage income.

Card and processing revenue was $92 million for both the fourth and third quarters of 2020 and was $3 million lower than the fourth quarter of 2019. The decrease from the fourth quarter of 2019 was primarily driven by lower commercial and consumer card spend volumes, partially offset by lower reward costs.

Leasing business revenue was $69 million for the fourth quarter of 2020, a decrease of $8 million from the third quarter of 2020 and $2 million from the fourth quarter of 2019. The decrease from the third quarter of 2020 was primarily driven by a decrease in business solutions revenue. The decrease compared to the fourth quarter of 2019 was primarily driven by decreases in lease remarketing fees and operating lease income.

Other noninterest income was $168 million for the fourth quarter of 2020, an increase of $142 million compared to the third quarter of 2020 and a decrease of $214 million from the fourth quarter of 2019. The increase from the third quarter of 2020 was primarily driven by an increase in private equity investment income as well as income from the TRA associated with Worldpay, Inc. recognized during the fourth
83 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
quarter of 2020. The decrease compared to the fourth quarter of 2019 was primarily due to a decrease in the income recognized from the TRA associated with Worldpay, Inc. driven by the Worldpay, Inc. transaction in the fourth quarter of 2019, partially offset by an increase in private equity investment income. For additional information on the Worldpay, Inc. transaction, refer to Note 21 of the Notes to Consolidated Financial Statements.

The net gains on investment securities were $14 million for the fourth quarter of 2020, $51 million for the third quarter of 2020 and $10 million for the fourth quarter of 2019. Net losses on securities held as non-qualifying hedges for MSRs were $1 million for both the fourth and third quarters of 2020 as well as the fourth quarter of 2019.

Noninterest expense was $1.2 billion for the fourth quarter of 2020, an increase of $75 million from the previous quarter and $76 million from the fourth quarter of 2019. The increase in noninterest expense from the previous quarter was primarily due to increases in compensation and benefits expense and other noninterest expense. Compensation and benefits expense increased from the prior quarter primarily due to increases in incentive compensation driven by strong performance in fees related to business growth during the fourth quarter of 2020, partially offset by a decrease in base compensation. Other noninterest expense increased from the prior quarter primarily driven by an increase in donations expense, partially offset by a decrease in losses and adjustments. The increase in noninterest expense compared to the fourth quarter of 2019 was primarily driven by an increase in compensation and benefits expense, partially offset by decreases in marketing expense, technology and communications expenses and other noninterest expense. Compensation and benefits expense increased from the fourth quarter of 2019 primarily due to increases in incentive compensation, base compensation and employee benefits expense. Marketing expense decreased from the fourth quarter of 2019 primarily due to the impact of the COVID-19 pandemic which resulted in a pause or slowdown in numerous marketing campaigns. Technology and communications expense decreased from the fourth quarter of 2019 primarily attributable to non-recurring integration and conversion costs incurred in the fourth quarter of 2019. Other noninterest expense decreased from the fourth quarter of 2019 primarily driven by decreases in losses and adjustments and travel expense, partially offset by increases in FDIC insurance and other taxes.

The ALLL as a percentage of portfolio loans and leases was 2.25% as of December 31, 2020 compared to 2.32% as of September 30, 2020 and 1.10% as of December 31, 2019. The benefit from credit losses was $13 million in the fourth quarter of 2020 compared with $15 million in the third quarter of 2020, and a provision for credit losses of $162 million in the fourth quarter of 2019. Net losses charged-off were $118 million in the fourth quarter of 2020, or 43 bps of average portfolio loans and leases on an annualized basis, compared with net losses charged-off of $101 million in the third quarter of 2020 and $113 million in the fourth quarter of 2019.

TABLE 21: Quarterly Information (unaudited)
	2020				2019
For the three months ended ($ in millions, except per share data)	December, 31	September, 30	June, 30	March, 31	December, 31	September, 30	June, 30	March, 31
Net interest income(a)	$1,185	1,173	1,203	1,233	1,232	1,246	1,250	1,086
(Benefit from) provision for credit losses	(13)	(15)	485	640	162	134	85	90
Noninterest income	787	722	650	671	1,035	740	660	1,101
Noninterest expense	1,236	1,161	1,121	1,200	1,160	1,159	1,243	1,097
Net income	604	581	195	46	734	549	453	775
Net income available to common shareholders	569	562	163	29	701	530	427	760
Earnings per share, basic	$0.79	0.78	0.23	0.04	0.97	0.72	0.57	1.14
Earnings per share, diluted	$0.78	0.78	0.23	0.04	0.96	0.71	0.57	1.12
(a)Amounts presented on an FTE basis. The FTE adjustment was $3 for the three months ended December 31, 2020, September 30, 2020 and June 30, 2020 and $4 for the three months ended March 31, 2020. The FTE adjustment was $4 for both the three months ended December 31, 2019 and September 30, 2019, $5 for the three months ended June 30, 2019 and $4 for the three months ended March 31, 2019.

COMPARISON OF THE YEAR ENDED 2019 WITH 2018
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

The provision for credit losses was $471 million for the year ended December 31, 2019 compared to $207 million for the same period in the prior year. The increase in provision expense for the year ended December 31, 2019 compared to the prior year was primarily due to increases in specific reserves on certain impaired commercial loans and the level of commercial criticized assets as well as increases in both outstanding loan balances and unfunded commitments in 2019, exclusive of loans and leases acquired in the MB Financial, Inc. acquisition. The ALLL increased $99 million from December 31, 2018 to $1.2 billion at December 31, 2019. At December 31, 2019, the ALLL as a percent of portfolio loans and leases decreased to 1.10%, compared to 1.16% at December 31, 2018. This decrease reflects the impact of the MB Financial, Inc. acquisition, which added approximately $13.4 billion in portfolio loans and leases at the acquisition date. Loans acquired
84 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp did not carry over the acquired company’s ALLL, nor did the Bancorp add to its existing ALLL as part of purchase accounting. The reserve for unfunded commitments increased $13 million from December 31, 2018 to $144 million at December 31, 2019. This increase reflects the impact of the MB Financial, Inc. acquisition, which included approximately $8 million in reserves for unfunded commitments at the acquisition date.

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

Noninterest income increased $746 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in other noninterest income, leasing business revenue, mortgage banking net revenue, commercial banking revenue and wealth and asset management revenue. Other noninterest income increased $261 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the recognition of gains on the sale of Worldpay Inc. shares driven by the Bancorp’s sale of shares during the first quarter of 2019, an increase in the income from the TRA associated with Worldpay, Inc. and a decrease in the net losses on disposition and impairment of bank premises and equipment. These benefits were partially offset by the gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc. recognized during the first quarter of 2018 as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Leasing business revenue increased $156 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase from the prior year was primarily driven by increases in operating lease income, leasing business solutions revenue and lease remarketing fees of $67 million, $50 million and $44 million, respectively. The increase in leasing business solutions revenue was driven by the acquisition of MB Financial, Inc. Mortgage banking net revenue increased $75 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a $75 million increase in origination fees and gains on loan sales due to the lower interest rate environment. Commercial banking revenue increased $52 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase from the prior year was primarily driven by increases in institutional sales revenue and business lending fees of $26 million and $21 million, respectively. Wealth and asset management revenue increased $43 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase of $37 million in private client service fees. This increase was driven by increased sales production and strong market performance as well as the full-year benefit from acquisitions in 2018 and the acquisition of MB Financial, Inc.

Noninterest expense increased $702 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense. Compensation and benefits expense increased $303 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $90 million in merger-related expenses for the year ended December 31, 2019, the addition of personnel costs from the acquisition of MB Financial, Inc. and higher deferred compensation expense. Other noninterest expense increased $137 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 and included the impact of an increase of $23 million in merger-related expenses related to the acquisition of MB Financial, Inc. as well as increases in intangible amortization expense, losses and adjustments and loan and lease expense, partially offset by a decrease in FDIC insurance and other taxes. Technology and communications expense increased $137 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 driven by $71 million in merger-related expenses for the year ended December 31, 2019, as well as increased investment in contemporizing information technology architecture, mitigating information security risks and growth initiatives.
85 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 22 summarizes end of period loans and leases, including loans and leases held for sale and Table 23 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 22: Components of Total Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2020	2019	2018	2017	2016
Commercial loans and leases:
Commercial and industrial loans(a)	$49,895	50,677	44,407	41,170	41,736
Commercial mortgage loans	10,609	10,964	6,977	6,610	6,904
Commercial construction loans	5,815	5,090	4,657	4,553	3,903
Commercial leases	2,954	3,363	3,600	4,068	3,974
Total commercial loans and leases	69,273	70,094	59,641	56,401	56,517
Consumer loans:
Residential mortgage loans(b)	20,393	17,988	16,041	16,077	15,737
Home equity	5,183	6,083	6,402	7,014	7,695
Indirect secured consumer loans	13,653	11,538	8,976	9,112	9,983
Credit card	2,007	2,532	2,470	2,299	2,237
Other consumer loans	3,014	2,723	2,342	1,559	680
Total consumer loans	44,250	40,864	36,231	36,061	36,332
Total loans and leases	$113,523	110,958	95,872	92,462	92,849
Total portfolio loans and leases (excluding loans and leases held for sale)(c)	$108,782	109,558	95,265	91,970	92,098
(a)Includes $4.8 billion, as of December 31, 2020, related to the SBA’s Paycheck Protection Program.
(b)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 17 of the Notes to Consolidated Financial Statements for further information.
(c)Subsequent to the Bancorp's earnings release furnished in a Form 8-K on January 21, 2021, the Bancorp reclassified $178 of loans from portfolio loans and leases to loans and leases held for sale because it was determined that those loans met the criteria for classification as held for sale as of December 31, 2020.

Total loans and leases, including loans and leases held for sale, increased $2.6 billion, or 2%, from December 31, 2019. The increase from December 31, 2019 was the result of an increase of $3.4 billion, or 8%, in consumer loans partially offset by a decrease of $821 million, or 1%, in commercial loans and leases.

Commercial loans and leases decreased $821 million from December 31, 2019 due to decreases in commercial and industrial loans, commercial leases and commercial mortgage loans, partially offset by an increase in commercial construction loans. Commercial and industrial loans decreased $782 million, or 2%, from December 31, 2019 primarily as a result of a decrease in revolving line of credit utilization, the strategic exit of certain relationships as well as payoffs outpacing production, partially offset by loans originated under the SBA’s Paycheck Protection Program during 2020. Commercial leases decreased $409 million, or 12%, from December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship-based lease originations. Commercial mortgage loans decreased $355 million, or 3%, from December 31, 2019 as payoffs exceeded loan originations. Commercial construction loans increased $725 million, or 14%, from December 31, 2019 primarily as a result of increased line of credit utilization as well as lower levels of payoffs.

Consumer loans increased $3.4 billion from December 31, 2019 due to increases in residential mortgage loans, indirect secured consumer loans and other consumer loans, partially offset by decreases in home equity and credit card. Residential mortgage loans increased $2.4 billion, or 13%, from December 31, 2019 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased $2.1 billion of government-guaranteed loans in forbearance programs and also repurchased certain loans from GNMA that were in forbearance programs. These increases were partially offset by payoffs exceeding loan originations on portfolio loans. Indirect secured consumer loans increased $2.1 billion, or 18%, from December 31, 2019 primarily as a result of loan production exceeding payoffs. Other consumer loans increased $291 million, or 11%, from December 31, 2019 primarily as a result of the purchase of a portfolio of point-of-sale loans as well as increases in loan originations. Home equity decreased $900 million, or 15%, from December 31, 2019 as payoffs exceeded loan originations. Credit card decreased $525 million, or 21%, from December 31, 2019 primarily due to the economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as higher net paydowns per active account.

86 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Commercial loans and leases:
Commercial and industrial loans	$53,814	50,168	42,668	41,577	43,184
Commercial mortgage loans	11,011	9,905	6,661	6,844	6,899
Commercial construction loans	5,509	5,174	4,793	4,374	3,648
Commercial leases	3,038	3,578	3,795	4,011	3,916
Total commercial loans and leases	73,372	68,825	57,917	56,806	57,647
Consumer loans:
Residential mortgage loans	17,828	17,337	16,150	16,053	15,101
Home equity	5,679	6,286	6,631	7,308	7,998
Indirect secured consumer loans	12,454	10,345	8,993	9,407	10,708
Credit card	2,230	2,437	2,280	2,141	2,205
Other consumer loans	2,848	2,564	1,905	1,016	661
Total consumer loans	41,039	38,969	35,959	35,925	36,673
Total average loans and leases	$114,411	107,794	93,876	92,731	94,320
Total average portfolio loans and leases (excluding loans and leases held for sale)	$112,993	106,840	93,216	92,068	93,426

Average loans and leases, including average loans and leases held for sale, increased $6.6 billion, or 6%, from December 31, 2019 as the result of a $4.5 billion, or 7%, increase in average commercial loans and leases as well as a $2.1 billion, or 5%, increase in average consumer loans.

Average commercial loans and leases increased $4.5 billion from December 31, 2019 due to increases in average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans, partially offset by a decrease in average commercial leases. Average commercial and industrial loans increased $3.6 billion, or 7%, from December 31, 2019 primarily driven by the aforementioned increases in Paycheck Protection Program loans. Average commercial mortgage loans increased $1.1 billion, or 11%, from December 31, 2019 primarily as a result of increases in loan originations and permanent financing from the Bancorp’s commercial construction loan portfolio. Average commercial construction loans increased $335 million, or 6%, from December 31, 2019 primarily as a result of increased line of credit utilization as well as lower levels of payoffs. Average commercial leases decreased $540 million, or 15%, from December 31, 2019 primarily as a result of a planned reduction in indirect non-relationship-based lease originations.

Average consumer loans increased $2.1 billion from December 31, 2019 due to increases in average indirect secured consumer loans, average residential mortgage loans and average other consumer loans, partially offset by decreases in average home equity and average credit card. Average indirect secured consumer loans increased $2.1 billion, or 20%, from December 31, 2019 primarily due to loan production exceeding payoffs. Average residential mortgage loans increased $491 million, or 3%, from December 31, 2019 primarily driven by the repurchase of certain loans from GNMA that were in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Average other consumer loans increased $284 million, or 11%, from December 31, 2019 primarily as a result of increases in loan originations. Average home equity decreased $607 million, or 10%, from December 31, 2019 as payoffs exceeded loan originations. Average credit card decreased $207 million, or 8%, from December 31, 2019 driven by the negative economic impacts from the COVID-19 pandemic, including reductions in the number of active accounts as well as higher net paydowns per active account.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $38.4 billion and $36.9 billion at December 31, 2020 and December 31, 2019, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.4 years at December 31, 2020 compared to 5.1 years at December 31, 2019.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2020, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both December 31, 2020 and 2019.

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

87 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the year ended December 31, 2020 related to available-for-sale debt and other securities in an unrealized loss position. During the year ended December 31, 2019, the Bancorp recognized $1 million of OTTI on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Consolidated Statements of Income.

The following table summarizes the end of period components of investment securities:

TABLE 24: Components of Investment Securities
As of December 31 ($ in millions)	2020	2019	2018	2017	2016
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$74	74	98	98	547
Obligations of states and political subdivisions securities	17	18	2	43	44
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	11,147	13,746	16,403	15,281	15,525
Agency commercial mortgage-backed securities	16,745	15,141	10,770	10,113	9,029
Non-agency commercial mortgage-backed securities	3,323	3,242	3,305	3,247	3,076
Asset-backed securities and other debt securities	3,152	2,189	1,998	2,183	2,106
Other securities(b)	524	556	552	612	607
Total available-for-sale debt and other securities	$34,982	34,966	33,128	31,577	30,934
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$9	15	16	22	24
Asset-backed securities and other debt securities	2	2	2	2	2
Total held-to-maturity securities	$11	17	18	24	26
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$81	2	16	12	23
Obligations of states and political subdivisions securities	10	9	35	22	39
Agency residential mortgage-backed securities	30	55	68	395	8
Asset-backed securities and other debt securities	439	231	168	63	15
Total trading debt securities	$560	297	287	492	85
Total equity securities (fair value)	$313	564	452	439	416
(a)Includes interest-only mortgage-backed securities recorded at fair value with fair value changes recorded in securities gains (losses), net in the Consolidated Statements of Income.
(b)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities were 19% and 24% of total interest-earning assets at December 31, 2020 and 2019, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.7 and 6.6 years at December 31, 2020 and 2019, respectively. In addition, at December 31, 2020 and 2019 the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 3.05% and 3.22%, respectively.

Information presented in Table 25 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $2.5 billion at December 31, 2020 compared to $1.1 billion at December 31, 2019. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.
88 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2020 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life 1 – 5 years	$74	78	2.1	2.12%
Total	$74	78	2.1	2.12%
Obligations of states and political subdivisions securities:
Average life of 1 year or less	—	—	0.1	5.90
Average life 1 – 5 years	17	17	2.2	1.81
Total	$17	17	2.2	1.82%
Agency residential mortgage-backed securities:
Average life of 1 year or less	551	565	0.6	4.14
Average life 1 – 5 years	5,347	5,666	3.3	3.18
Average life 5 – 10 years	4,510	4,864	6.7	3.01
Average life greater than 10 years	739	812	14.0	2.97
Total	$11,147	11,907	5.2	3.15%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	45	47	0.3	2.80
Average life 1 – 5 years	7,104	7,623	3.2	3.11
Average life 5 – 10 years	7,146	7,912	7.4	3.25
Average life greater than 10 years	2,450	2,639	13.2	2.61
Total	$16,745	18,221	6.4	3.09%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	36	36	0.5	2.38
Average life 1 – 5 years	2,836	3,055	3.7	3.20
Average life 5 – 10 years	451	499	5.8	3.26
Total	$3,323	3,590	4.0	3.20%
Asset-backed securities and other debt securities:
Average life of 1 year or less	175	176	0.5	4.26
Average life 1 – 5 years	1,211	1,233	2.6	3.07
Average life 5 – 10 years	1,340	1,336	6.8	1.94
Average life greater than 10 years	426	431	13.9	1.16
Total	$3,152	3,176	5.8	2.39%
Other securities	524	524
Total available-for-sale debt and other securities	$34,982	37,513	5.7	3.05%
(a)Taxable-equivalent yield adjustments included in the above table are 0.08% and 0.01% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $33.4 billion and $2.0 billion at December 31, 2020 and December 31, 2019, respectively. The increase of $31.4 billion from December 31, 2019 was primarily attributable to deposit growth during the year ended December 31, 2020.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 74% and 71% of the Bancorp’s average asset funding base at December 31, 2020 and 2019, respectively.

89 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the end of period components of deposits:

TABLE 26: Components of Deposits
As of December 31 ($ in millions)	2020	2019	2018	2017	2016
Demand	$57,711	35,968	32,116	35,276	35,782
Interest checking	47,270	40,409	34,058	27,703	26,679
Savings	18,258	14,248	12,907	13,425	13,941
Money market	30,650	27,277	22,597	20,097	20,749
Foreign office	143	221	240	484	426
Total transaction deposits	154,032	118,123	101,918	96,985	97,577
Other time	3,023	5,237	4,490	3,775	3,866
Total core deposits	157,055	123,360	106,408	100,760	101,443
Certificates $100,000 and over(a)	2,026	3,702	2,427	2,402	2,378
Total deposits	$159,081	127,062	108,835	103,162	103,821
(a)Includes $1.3 billion, $2.1 billion, $1.2 billion, $1.3 billion and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Core deposits increased $33.7 billion, or 27%, from December 31, 2019, driven by an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $35.9 billion, or 30%, from December 31, 2019 primarily due to increases in demand deposits, interest checking deposits, savings deposits and money market deposits. Demand deposits increased $21.7 billion, or 60%, from December 31, 2019 primarily as a result of higher balances per commercial customer account due to increased liquidity levels in the form of excess cash balances driven by the amount of fiscal stimulus during the year ended December 31, 2020 as well as balance migration from interest checking deposits. Interest checking deposits increased $6.9 billion, or 17%, from December 31, 2019 primarily as a result of higher balances per customer account due to the previously mentioned increased liquidity levels in the current economic environment, partially offset by the aforementioned balance migration into demand deposits. Savings deposits increased $4.0 billion, or 28%, and money market deposits increased $3.4 billion, or 12%, from December 31, 2019 primarily as a result of higher balances per customer account due to uncertainty regarding the COVID-19 pandemic, fiscal stimulus as well as higher demand for low-risk investment alternatives and decreased consumer spending. Other time deposits decreased $2.2 billion, or 42%, from December 31, 2019 primarily due to lower offering rates on certificates less than $100,000.

Certificates $100,000 and over decreased $1.7 billion, or 45%, from December 31, 2019, primarily due to a decrease in certificates of deposit issued since December 31, 2019.

The following table presents the components of average deposits for the years ended December 31:

TABLE 27: Components of Average Deposits
($ in millions)	2020	2019	2018	2017	2016
Demand	$47,111	34,343	32,634	35,093	35,862
Interest checking	46,890	36,658	29,818	26,382	25,143
Savings	16,440	14,041	13,330	13,958	14,346
Money market	29,879	25,879	21,769	20,231	19,523
Foreign office	185	209	363	388	497
Total transaction deposits	140,505	111,130	97,914	96,052	95,371
Other time	4,118	5,470	4,106	3,771	4,010
Total core deposits	144,623	116,600	102,020	99,823	99,381
Certificates $100,000 and over(a)	3,337	4,504	2,426	2,564	2,735
Other deposits	71	265	476	277	333
Total average deposits	$148,031	121,369	104,922	102,664	102,449
(a)Includes $2.2 billion, $2.6 billion, $1.1 billion, $1.4 billion and $1.5 billion of average institutional, retail and wholesale certificates $250,000 and over during the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

On an average basis, core deposits increased $28.0 billion, or 24%, from December 31, 2019 due to an increase of $29.4 billion, or 26%, in average transaction deposits, partially offset by a decrease of $1.4 billion, or 25%, in average other time deposits. The increase in average transaction deposits was driven by increases in average demand deposits, average interest checking deposits, average money market deposits and average savings deposits. Average demand deposits increased $12.8 billion, or 37%, from December 31, 2019 primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment in the form of excess cash balances driven by the amount of fiscal stimulus as well as balance migration from interest checking deposits. Average interest checking deposits increased $10.2 billion, or 28%, from December 31, 2019 primarily as a result of higher average balances per customer account due to the previously mentioned increased liquidity levels in the current economic environment in the form of
90 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
excess cash balances driven by the amount of fiscal stimulus partially offset by the aforementioned balance migration into demand deposits. Average money market deposits increased $4.0 billion, or 15%, and average savings deposits increased $2.4 billion, or 17% from December 31, 2019 primarily as a result of higher average balances per customer account due to the previously mentioned increased liquidity levels in the current economic environment as well as higher demand for low-risk investment alternatives and decreased consumer spending amidst uncertainty regarding the COVID-19 pandemic. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $1.2 billion, or 26%, from December 31, 2019 primarily due to a decrease in average certificates of deposit issued since December 31, 2019. Average other deposits decreased $194 million, or 73%, from December 31, 2019 primarily due to a decrease in average Eurodollar trade deposits.
Contractual Maturities
The contractual maturities of certificates $100,000 and over as of December 31, 2020 are summarized in the following table:

TABLE 28: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$586
3-6 months	1,032
6-12 months	211
After 12 months	197
Total certificates $100,000 and over	$2,026

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2020 are summarized in the following table:

TABLE 29: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$4,413
13-24 months	355
25-36 months	128
37-48 months	73
49-60 months	59
After 60 months	21
Total other time deposits and certificates $100,000 and over	$5,049

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 15% at December 31, 2020 compared to 17% at December 31, 2019.

The following table summarizes the end of period components of borrowings:

TABLE 30: Components of Borrowings
As of December 31 ($ in millions)	2020	2019	2018	2017	2016
Federal funds purchased	$300	260	1,925	174	132
Other short-term borrowings	1,192	1,011	573	4,012	3,535
Long-term debt	14,973	14,970	14,426	14,904	14,388
Total borrowings	$16,465	16,241	16,924	19,090	18,055

Total borrowings increased $224 million, or 1%, from December 31, 2019 due to increases in other short-term borrowings, federal funds purchased and long-term debt. Other short-term borrowings increased $181 million from December 31, 2019 primarily as a result of increases in securities sold under repurchase agreements driven by an increase in commercial customer activity. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 17 of the Notes to Consolidated Financial Statements. Federal funds purchased increased $40 million from December 31, 2019 primarily due to an increase in commercial customer activity. Long-term debt increased $3 million from December 31, 2019 primarily driven by the issuance of $1.25 billion of unsecured senior fixed-rate bank notes in January of 2020, the issuance of $1.25 billion of unsecured senior fixed-rate notes in May of 2020 and $133 million of fair value adjustments associated with interest rate swaps hedging long-term debt during the year ended December 31, 2020. These increases were partially offset by the maturity of $1.1 billion of unsecured senior fixed-rate notes, the maturity of $750 million of unsecured
91 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
senior fixed-rate bank notes, the maturity of $300 million of unsecured senior floating-rate bank notes and $568 million of paydowns on long-term debt associated with automobile loan securitizations during the year ended December 31, 2020. For additional information regarding the long-term debt issuances, refer to Note 18 of the Notes to Consolidated Financial Statements.

The following table summarizes the components of average borrowings:

TABLE 31: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Federal funds purchased	$385	1,267	1,509	557	506
Other short-term borrowings	1,709	1,046	1,611	3,158	2,845
Long-term debt	16,004	15,369	14,551	13,804	15,394
Total average borrowings	$18,098	17,682	17,671	17,519	18,745

Total average borrowings increased $416 million, or 2%, compared to December 31, 2019 due to increases in average other short-term borrowings and average long-term debt, partially offset by a decrease in average federal funds purchased. Average other short-term borrowings increased $663 million compared to December 31, 2019 driven primarily by an increase in FHLB advances attributable to short-term advances executed during the early stages of the COVID-19 pandemic. Average long-term debt increased $635 million compared to December 31, 2019 primarily driven by the issuances of $1.25 billion of unsecured senior fixed-rate bank notes and $1.25 billion of unsecured senior fixed-rate notes during the year ended December 31, 2020 and the issuance of $750 million of unsecured senior fixed-rate notes in the fourth quarter in 2019. These increases were partially offset by the maturity of $1.1 billion of unsecured senior fixed-rate notes, the maturity of $750 million of unsecured senior fixed-rate bank notes, the maturity of $300 million of unsecured senior floating-rate bank notes and $568 million of paydowns on long-term debt associated with automobile loan securitizations since December 31, 2019. Average federal funds purchased decreased $882 million compared to December 31, 2019 primarily due to lower short-term funding needs given core deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
92 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Fifth Third’s Risk Management Framework, which is approved annually by the Capital Committee, ERMC, RCC and the Board of Directors, includes the following key elements:
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
•Fifth Third’s core values and culture provide the foundation for sound risk management practices by establishing expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct & Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees and is a foundational element of Fifth Third’s culture.
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
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, measuring, monitoring, controlling and reporting on aggregate risks enterprise-wide.
•The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.

93 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 32: Potential Problem Portfolio Loans and Leases
As of December 31, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,641	2,651	3,687
Commercial mortgage loans	784	798	792
Commercial construction loans	240	240	252
Commercial leases	72	72	72
Total potential problem portfolio loans and leases	$3,737	3,761	4,803

TABLE 33: Potential Problem Portfolio Loans and Leases
As of December 31, 2019 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,100	1,120	1,488
Commercial mortgage loans	342	390	342
Commercial construction loans	75	82	84
Commercial leases	61	61	61
Total potential problem portfolio loans and leases	$1,578	1,653	1,975

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

The Bancorp has also developed models to estimate expected credit losses as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” on January 1, 2020. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

94 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
Financial markets began the year optimistic as the signing of the Phase I trade between China and the U.S. lifted investor expectations for global growth in 2020. In February, the onset of the COVID-19 pandemic and the related shutdown of the economy led to a dramatic repricing of financial markets. From mid-February to late March 2020 the S&P 500 declined 34%, the 10-year Treasury fell to all-time lows, investment grade credit spreads widened 350 basis points, and the U.S. dollar appreciated strongly versus other currencies. In response to the economic and financial market dislocations, unprecedented fiscal and monetary policies were implemented to offset the economic shock. These policies along with the development of multiple vaccines helped support the recovery from the COVID-19 pandemic as the year progressed.

Economic recovery continued in the fourth quarter of 2020 as accommodative monetary policy and additional fiscal stimulus supported economic activity while the beginning of COVID-19 vaccinations in December 2020 supported the risk on sentiment in financial markets. The Federal Reserve maintained their commitment to keeping the target rate for federal funds at 0% to 0.25% for the foreseeable future while continuing to expand their balance sheet holdings by at least $80 billion of treasuries and $40 billion of agency mortgage-backed securities per month. At the December 2020 FOMC meeting, federal officials indicated balance sheet purchases would continue at the current pace “until substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” In December 2020, the federal government enacted legislation that provides additional relief for individuals, businesses and hospitals in response to the economic distress caused by the COVID-19 pandemic. The $900 billion relief legislation included an extension of the Federal Pandemic Unemployment Compensation program, a new round of stimulus checks for individuals, a second round of the Paycheck Protection Program, assistance for schools and the transportation sector and funding to assist states with COVID-19 testing and vaccine distribution.

Although COVID-19 cases rose to new records in December 2020, along with hospitalizations and deaths, the start of the vaccination process supported investors’ expectations for an end of the pandemic in 2021. In addition, the results of the federal elections in November 2020 supported investors’ expectations of additional fiscal stimulus and a robust recovery in the second half of 2021. The bullish sentiment led to yield curve steepening in the treasury market, all-time high equity valuations, tighter credit spreads and flatter credit curves. The housing market remained robust as low mortgage rates and tight inventory levels supported the strongest home price growth since 2014, while the S&P 500 increased 12.15% in the fourth quarter of 2020 and 18.40% for the year ended December 31, 2020. With the rise in asset prices, household net worth reached a record at the end of the third quarter of 2020, up approximately 7% year-over-year. Lastly, the U.S. employment picture continued to improve during the fourth quarter of 2020 as the unemployment rate declined from 7.8% to 6.7% despite the new COVID-19 lockdown restrictions which led to higher unemployment claims and a loss in jobs in the most recent employment report.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, beginning in March 2020, the Bancorp began providing financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. In most cases, these offers are not classified as TDRs and do not result in loans being placed on nonaccrual status. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers are now being offered to meet the uniqueness of the current economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions.
95 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bancorp currently plans to continue to offer the six-month forbearance program for its residential mortgage borrowers in alignment with the forbearances offered for federally-backed mortgage loans under the provisions of the CARES Act. Upon completion of the initial six-month forbearance period for residential mortgage loans, borrowers may request to extend the forbearance period for an additional period of up to six months. Additionally, the Bancorp will continue to follow the specific GSE guidance for other non-forbearance related COVID-19 pandemic relief programs when servicing its residential mortgage portfolio. These programs include traditional loan modifications and/or deferral of past due payments to the maturity of the loan. The Bancorp continues to suspend residential foreclosure activity in alignment with GSE practices. The Bancorp will also be responsive to any legislative changes related to foreclosure activity.

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

For commercial leases that receive payment deferrals under the Bancorp’s COVID-19 pandemic hardship relief programs, the Bancorp will continue to recognize interest income during the deferral period, but the yield will be recalculated based on the timing and amount of remaining payments over the remaining lease term. The revised yield will be used for prospectively recognizing interest income and adjusting the net investment in the lease. The Bancorp’s hardship relief programs for commercial leases affect the timing of payments but do not generally result in an increase in the rights of the lessor or the obligations of the lessee. Therefore, the Bancorp has elected to forego certain requirements that would typically apply for lease modifications when accounting for the effects of the hardship relief programs. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2020, the Bancorp had discontinued new enrollments for its consumer hardship relief programs except for the residential mortgage forbearance program previously discussed. The remaining consumer loans that were in an active relief period as of December 31, 2020 primarily consisted of borrowers who were previously enrolled in a hardship relief program and then subsequently requested additional assistance. These extended assistance periods generally provide reduced payments for a period of up to six months and are expected to be substantially complete in the first quarter of 2021. As previously discussed, residential mortgage borrowers may receive a total forbearance of up to one year so borrowers will be in active relief periods for a longer period of time. However, the Bancorp currently expects most of its residential mortgage loans to exit forbearance in the first half of 2021.

96 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides a summary of portfolio loans and leases as of December 31, 2020, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

TABLE 34: Summary of Portfolio Loans and Leases Enrolled In Hardship Relief Programs
	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
December 31, 2020 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Commercial loans:
Commercial and industrial loans	$1,355	10	1,365	1,347	14	4	18
Commercial mortgage owner-occupied loans	564	16	580	575	4	1	5
Commercial mortgage nonowner-occupied loans	1,081	97	1,178	1,125	27	26	53
Commercial construction loans	470	15	485	485	—	—	—
Commercial leases	91	—	91	91	—	—	—
Residential mortgage loans(b)	859	615	1,474	1,243	53	178	231
Consumer loans:
Home equity	195	11	206	183	15	8	23
Indirect secured consumer loans(d)	771	216	987	922	49	16	65
Credit card	110	25	135	109	12	14	26
Other consumer loans	95	14	109	103	4	2	6
Total portfolio loans and leases	$5,591	1,019	6,610	6,183	178	249	427
(a)Includes loans and leases that are still in the initial payment relief period (primarily residential mortgage and home equity loans) and loans that have requested additional relief.
(b)Excludes $921 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, $882 of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower's status as of March 1, 2020, as adjusted based on the borrower’s compliance with modified loan terms.
(d)Indirect secured consumer loans which are still in an active relief period as of December 31, 2020 are required to make payments but at a reduced amount from original contractual terms.

As of December 31, 2020, $1.5 billion of the Bancorp’s residential mortgage loans had been enrolled in a COVID-19 forbearance program (either active or completed). These loans had a weighted-average FICO score of approximately 690 and a weighted-average origination LTV of approximately 81%. Approximately 60% of these borrowers made at least one payment since entering forbearance, and 84% of balances are reported as current as of December 31, 2020. The Bancorp had $615 million of these loans in an active relief period as of December 31, 2020 and these loans had a weighted-average FICO score of approximately 660 and a weighted-average origination LTV of approximately 83%. Approximately one third of borrowers in an active forbearance period have made at least one payment since entering forbearance and approximately 85% of the residential mortgage loans still in an active relief period have completed the initial six-month forbearance period and have requested an extended forbearance for up to an additional six months.
97 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Certain industries have experienced increased stress due to the COVID-19 pandemic. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers, among others) have also been impacted by the pandemic given delays and restrictions on in-person visits and elective procedures. The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of December 31, 2020:

TABLE 35: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,827	7,254	Accommodation and food / Entertainment and recreation
Healthcare	834	1,560	Healthcare
Retail - non-essential	690	3,043	Retail trade
Leisure travel	416	585	Transportation and warehousing
Total commercial and industrial loans	5,767	12,442
Commercial real estate loans:
Leisure and recreation(c)	2,225	2,568	Accommodation and food / Entertainment and recreation
Healthcare	1,647	2,025	Healthcare
Retail - non-essential	1,242	1,335	Real estate
Total commercial real estate loans	5,114	5,928
Total	$10,881	18,370
(a)Excludes PPP loans.
(b)As defined by the North American Industry Classification System.
(c)Balances include exposures to casinos, restaurants, sports, fitness, hotels and other.

Additionally, the Bancorp’s energy loan portfolio of $2.6 billion for oil and gas production and related industries was also impacted by significant declines in oil prices during the year ended December 31, 2020.

98 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 36: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2020			2019
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$11,416	16,865	143	11,320	16,993	9
Manufacturing	10,699	21,986	68	11,996	22,079	87
Financial services and insurance	6,868	15,113	—	7,214	15,398	—
Business services	5,344	9,114	66	5,170	8,579	75
Healthcare	5,168	7,874	41	4,984	7,206	38
Wholesale trade	4,204	7,990	25	4,502	7,715	17
Accommodation and food	4,166	6,600	35	3,745	6,525	21
Retail trade	3,651	8,871	6	3,948	8,255	39
Communication and information	3,128	5,802	39	3,166	5,567	2
Transportation and warehousing	2,846	4,596	13	2,880	4,996	12
Construction	2,631	6,053	4	2,526	5,327	4
Mining	2,626	4,171	94	3,046	4,966	37
Entertainment and recreation	2,248	3,537	84	1,905	3,327	40
Other services	1,362	1,770	7	1,224	1,662	4
Utilities	1,162	3,011	—	991	2,672	—
Public administration	880	1,428	—	782	1,107	—
Agribusiness	394	616	10	344	554	9
Other	127	129	2	151	153	3
Individuals	77	123	1	64	128	—
Total	$68,997	125,649	638	69,958	123,209	397
By Loan Size:
Less than $1 million	7%	5	10	4	3	10
$1 million to $5 million	9	7	18	9	7	22
$5 million to $10 million	7	6	14	7	6	11
$10 million to $25 million	18	16	27	20	17	27
$25 million to $50 million	24	23	31	24	24	30
Greater than $50 million	35	43	—	36	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	14%	12	28	15	12	18
Ohio	11	12	4	10	11	6
Florida	8	7	1	7	7	6
Michigan	6	6	7	6	6	7
Indiana	4	4	1	4	4	2
Georgia	3	4	7	3	4	11
North Carolina	3	2	3	3	3	10
Tennessee	2	3	1	3	3	1
Kentucky	2	2	4	2	2	9
Other	47	48	44	47	48	30
Total	100%	100	100	100	100	100

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

99 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

TABLE 37: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$121	310	3,209
Commercial mortgage nonowner-occupied loans	51	72	4,757
Total	$172	382	7,966

TABLE 38: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2019 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$126	393	3,199
Commercial mortgage nonowner-occupied loans	58	107	4,562
Total	$184	500	7,761

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 39: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2020 ($ in millions)					For the Year Ended December 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$2,844	3,375	1	45	6
Ohio	1,405	1,990	—	4	—
Florida	1,132	1,668	—	—	—
North Carolina	854	1,124	—	2	—
Michigan	810	926	—	1	—
Indiana	580	1,029	—	—	—
Georgia	424	924	—	1	—
All other states	2,981	4,539	—	25	35
Total	$11,030	15,575	1	78	41
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 40: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2019 ($ in millions)					For the Year Ended December 31, 2019
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$3,097	3,639	6	—	2
Ohio	1,402	1,861	—	1	—
Florida	951	1,605	—	—	—
North Carolina	635	1,040	—	—	—
Michigan	714	849	—	—	—
Indiana	582	865	—	—	—
Georgia	351	897	—	—	—
All other states	2,883	4,569	—	—	—
Total	$10,615	15,325	6	1	2
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.
100 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Additionally, the Bancorp enhanced its credit underwriting guidelines across the entire consumer portfolio in response to the economic stress created by the COVID-19 pandemic. The Bancorp routinely and consistently evaluates underwriting practices to align with economic conditions as part of standard risk management protocols. The Bancorp will continue to evaluate these practices based on underlying economic factors and internal considerations.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio approximately $559 million of ARM loans will have rate resets during the next twelve months. Of these resets, 6% are expected to experience an increase in rate, with an average increase of approximately 0.4%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination DTI of 32% and weighted-average origination LTV of 71%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 94% of the portfolio as of December 31, 2020 and had a weighted-average origination LTV of 73% and a weighted-average origination FICO of 762.

In response to the COVID-19 pandemic, the Bancorp has provided forbearances for up to six months for customers who are experiencing a hardship related to COVID-19, with an option for borrowers to extend the forbearance period for an additional period of up to six months upon request. Additionally, the Bancorp has maintained tighter credit underwriting guidelines for new originations, raising the minimum FICO score at origination to 680 and lowering the maximum allowable LTV to 80%. For further information on reporting of past due loans, refer to Note 1 of the Notes to Consolidated Financial Statements.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 41: Residential Mortgage Portfolio Loans by LTV at Origination
	2020		2019
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$11,336	65.2%	$12,100	66.3%
LTV > 80%, with mortgage insurance(a)	2,535	95.5	2,373	95.2
LTV > 80%, no mortgage insurance	2,057	91.1	2,251	93.1
Total	$15,928	73.9%	$16,724	74.3%
(a)Includes loans with both borrower and lender paid mortgage insurance.

101 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 42: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2020 ($ in millions)				For the Year Ended December 31, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$459	4	4	2
Illinois	410	3	1	—
Florida	306	1	2	—
Michigan	180	2	1	—
Indiana	147	1	1	—
North Carolina	139	2	—	—
Kentucky	92	1	—	—
All other states	324	3	2	—
Total	$2,057	17	11	2

TABLE 43: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2019 ($ in millions)				For the Year Ended December 31, 2019
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
By State:
Ohio	$482	3	4	1
Illinois	468	2	3	1
Florida	305	2	1	(1)
Michigan	217	2	1	—
Indiana	175	1	1	—
North Carolina	139	—	2	—
Kentucky	93	—	—	—
All other states	372	3	3	1
Total	$2,251	13	15	2

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 45 and Table 46. Of the total $5.2 billion of outstanding home equity loans:
•80% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2020;
•39% are in senior lien positions and 61% are in junior lien positions at December 31, 2020;
•78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2020; and
•The portfolio had a weighted-average refreshed FICO score of 748 at December 31, 2020.

102 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Bancorp has enhanced its credit underwriting guidelines on new home equity originations in response to the COVID-19 pandemic, raising the minimum FICO score at origination to 720, lowering the maximum LTV to 80% and instituting more stringent verification of employment requirements. Additionally, applicants must have a Fifth Third deposit relationship to be considered for approval.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 44: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2020		2019
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$174	3%	$219	4%
FICO 660-719	284	6	330	5
FICO ≥ 720	1,546	30	1,732	28
Total senior liens	2,004	39	2,281	37
Junior Liens:
FICO ≤ 659	339	6	446	7
FICO 660-719	610	12	716	12
FICO ≥ 720	2,230	43	2,640	44
Total junior liens	3,179	61	3,802	63
Total	$5,183	100%	$6,083	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 45: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2020		2019
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,728	53.8%	$1,964	53.8%
LTV > 80%	276	89.1	317	88.8
Total senior liens	2,004	58.8	2,281	58.9
Junior Liens:
LTV ≤ 80%	1,864	66.5	2,213	66.8
LTV > 80%	1,315	89.8	1,589	89.7
Total junior liens	3,179	77.1	3,802	77.4
Total	$5,183	69.8%	$6,083	70.3%

103 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 46: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2020 ($ in millions)					For the Year Ended December 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
By State:
Ohio	$493	1,109	—	9	1
Michigan	283	590	—	4	(1)
Illinois	251	468	2	7	—
Indiana	148	318	—	3	—
Kentucky	126	280	—	1	—
Florida	113	220	—	3	—
All other states	177	347	—	4	—
Total	$1,591	3,332	2	31	—

TABLE 47: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2019 ($ in millions)					For the Year Ended December 31, 2019
	Outstanding	Exposure	90 Day Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$610	1,269	—	10	3
Michigan	356	674	—	7	1
Illinois	263	486	—	5	3
Indiana	182	365	—	4	1
Kentucky	155	321	—	2	—
Florida	132	246	—	3	1
All other states	208	389	—	4	1
Total	$1,906	3,750	—	35	10

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $12.6 billion of automobile loans and $1.0 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of December 31, 2020. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the year ended December 31, 2020. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2020		2019
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$417	3%	$508	4%
FICO 660-719	3,568	26	3,449	30
FICO ≥ 720	9,668	71	7,581	66
Total	$13,653	100%	$11,538	100%

As of December 31, 2020, 94% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

In response to the COVID-19 pandemic, the Bancorp enhanced its credit underwriting guidelines for indirect automobile originations. These enhancements include lowering maximum advance rates to 110%, raising the minimum FICO score at origination to 650, raising internal
104 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
score cutoffs and tightening capacity to repay standards. Revised credit underwriting guidelines have also been implemented in the marine, recreational vehicle and powersport channels, raising the minimum FICO score at origination and reducing the maximum allowable advance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 49: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2020		2019
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$9,371	80.3%	$7,420	81.3%
LTV > 100%	4,282	112.7	4,118	113.4
Total	$13,653	90.8%	$11,538	93.1%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV at origination greater than 100% as of and for the years ended:

TABLE 50: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
December 31, 2020	$4,282	6	10	26
December 31, 2019	4,118	7	4	37

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 97% of balances existing within the Bancorp’s footprint at both December 31, 2020 and December 31, 2019. At December 31, 2020 and 2019, 69% and 67%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Card origination strategies have also been revised in response to the COVID-19 pandemic. The minimum FICO score at origination was raised to 720 with a qualifying Fifth Third deposit relationship requirement. New customer prospect marketing has also been suspended.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 51: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2020		2019
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$94	5%	$107	4%
FICO 660-719	654	32	834	33
FICO ≥ 720	1,259	63	1,591	63
Total	$2,007	100%	$2,532	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated in connection with third-party financial technology companies. The Bancorp had $285 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of December 31, 2020. The Bancorp closely monitors the credit performance of point-of-sale loans which, for the Bancorp, is impacted by certain credit loss protection coverage provided by the third-party financial technology companies.

In response to the COVID-19 pandemic, the minimum FICO score at origination for unsecured loans originated through Fifth Third has been raised to 720. The minimum FICO scores at originations for loans originated through third parties is now set at 680. Additionally, for Fifth Third originated unsecured loans, a qualifying Fifth Third deposit relationship is now required.

The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 52: Other Consumer Portfolio Loans Outstanding by Product Type
	2020		2019
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$683	23%	$783	29%
Other secured	774	26	530	19
Point-of-sale	1,557	51	1,410	52
Total	$3,014	100%	$2,723	100%
105 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nonperforming assets were $870 million at December 31, 2020 compared to $687 million at December 31, 2019. At December 31, 2020, $6 million of nonaccrual loans were held for sale, compared to $7 million at December 31, 2019.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.79% as of December 31, 2020 compared to 0.62% as of December 31, 2019. Nonaccrual loans and leases secured by real estate were 36% of nonaccrual loans and leases as of December 31, 2020 compared to 35% as of December 31, 2019.

Portfolio commercial nonaccrual loans and leases were $638 million at December 31, 2020, an increase of $241 million from December 31, 2019. Portfolio consumer nonaccrual loans were $196 million at December 31, 2020, a decrease of $25 million from December 31, 2019. Refer to Table 54 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $30 million at December 31, 2020, compared to $62 million at December 31, 2019. The Bancorp recognized $7 million and $6 million in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, approximately $38 million and $35 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.
106 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 53: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2020	2019	2018	2017	2016
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$230	118	54	144	302
Commercial mortgage loans	82	21	9	12	27
Commercial construction loans	—	1	—	—	—
Commercial leases	7	26	18	—	2
Residential mortgage loans(a)	25	12	10	17	17
Home equity	52	55	56	56	55
Indirect secured consumer loans	9	1	—	—	—
Other consumer loans	2	2	1	—	—
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	243	220	139	132	176
Commercial mortgage loans	75	9	4	14	14
Commercial construction loans	1	—	—	—	—
Commercial leases	—	2	4	4	2
Residential mortgage loans(a)	35	79	12	13	17
Home equity	34	39	13	18	18
Indirect secured consumer loans	7	6	1	1	2
Credit card	32	27	27	26	28
Total nonaccrual portfolio loans and leases(b)	834	618	348	437	660
OREO and other repossessed property(c)	30	62	47	52	78
Total nonperforming portfolio loans and leases and OREO	864	680	395	489	738
Nonaccrual loans held for sale	5	—	—	5	4
Nonaccrual restructured loans held for sale	1	7	16	1	9
Total nonperforming assets	$870	687	411	495	751
Portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$39	11	4	3	4
Commercial mortgage loans	8	15	2	—	—
Commercial leases	1	—	—	—	—
Residential mortgage loans(a)	70	50	38	57	49
Home equity	2	1	—	—	—
Indirect secured consumer loans	10	10	12	10	9
Credit card	31	42	37	27	22
Other consumer loans	2	1	—	—	—
Total portfolio loans and leases 90 days past due and still accruing	$163	130	93	97	84
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.79%	0.62	0.41	0.53	0.80
ALLL as a percent of nonperforming portfolio assets	284	177	279	245	170
ACL as a percent of nonperforming portfolio assets	304	198	317	274	190
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $317, $261, $195, $290 and $312 as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The Bancorp recognized losses of $3, $4, $5, $5 and $6 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(b)Includes $29, $16, $6, $3 and $4 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2019, 2019, 2018, 2017 and 2016, respectively, of which $17, $11, $2, $3 and $1 were restructured nonaccrual government insured commercial loans at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(c)Upon completion of Fifth Third Bank’s conversion to a national charter in 2019, the Bancorp conformed to OCC guidance with regard to branch-related real estate no longer intended to be used for banking purposes. The impact of the change resulted in an increase to OREO of approximately $30 million with an offsetting reduction to bank premises and equipment.

107 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 54: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	794	136	170	1,100
Transfers to accrual status	(34)	(149)	(85)	(268)
Transfers to held for sale	(46)	—	—	(46)
Loan paydowns/payoffs	(216)	(8)	(47)	(271)
Transfers to OREO	(1)	(7)	—	(8)
Charge-offs	(282)	(3)	(34)	(319)
Draws/other extensions of credit	26	—	2	28
Balance, end of period	$638	60	136	834

TABLE 55: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$228	22	98	348
Transfers to nonaccrual status	456	107	176	739
Acquired nonaccrual loans	8	—	—	8
Transfers to accrual status	—	(20)	(72)	(92)
Transfers to held for sale	(17)	—	—	(17)
Loan paydowns/payoffs	(165)	(9)	(30)	(204)
Transfers to OREO	(5)	(7)	(4)	(16)
Charge-offs	(127)	(2)	(38)	(167)
Draws/other extensions of credit	19	—	—	19
Balance, end of period	$397	91	130	618

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including certain residential mortgage loans, home equity loans and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future. These loans are returned to accrual status provided there is a sustained payment history of twelve months after bankruptcy and collectability is reasonably assured for all remaining contractual payments. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month payment history is sustained. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements for additional information on loans that were modified related to the COVID-19 pandemic but not classified as TDRs.

Consumer restructured loans on accrual status totaled $796 million and $965 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 27%, 19% and 31%, respectively.

108 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 56: Accruing and Nonaccruing Portfolio TDRs
	Accruing(d)
As of December 31, 2020 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing(c)	Total
Commercial loans(a)	$92	—	—	319	411
Residential mortgage loans(b)	462	32	102	35	631
Home equity	171	7	—	34	212
Indirect secured consumer loans	5	—	—	7	12
Credit card	15	2	—	32	49
Total	$745	41	102	427	1,315
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2020, these advances represented $276 of current loans, $28 of 30-89 days past due loans and $78 of 90 days or more past due loans.
(c)Excludes approximately $3 of residential mortgage loans that were modified prior to repurchase.
(d)Excludes approximately $142 of residential mortgage loans that were modified prior to repurchase.

TABLE 57: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of December 31, 2019 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(a)	$23	—	—	231	254
Residential mortgage loans(b)	552	49	134	79	814
Home equity	199	8	—	39	246
Indirect secured consumer loans	6	—	—	6	12
Credit card	14	3	—	27	44
Total(c)	$794	60	134	382	1,370
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2020, these advances represented $321 of current loans, $40 of 30-89 days past due loans and $109 of 90 days or more past due loans.
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

Analysis of Net Loan Charge-offs
Net charge-offs were 42 bps and 35 bps of average portfolio loans and leases for the years ended December 31, 2020 and 2019, respectively. Table 58 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 36 bps during the year ended December 31, 2020, compared to 16 bps during the year ended December 31, 2019. The increase was primarily due to increases in net charge-offs on commercial and industrial loans and commercial mortgage loans of $95 million and $47 million, respectively.

The ratio of consumer loan net charge-offs to average portfolio consumer loans decreased to 52 bps for the year ended December 31, 2020 compared to 68 bps for the year ended December 31, 2019. The decrease was primarily due to decreases in net charge-offs on indirect secured consumer loans and other consumer loans of $18 million and $15 million, respectively. The decreases for the year ended December 31, 2020 included the impact of government stimulus programs and the Bancorp’s hardship programs.

109 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 58: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2020	2019	2018	2017	2016
Losses charged-off:
Commercial and industrial loans	$(210)	(120)	(151)	(136)	(205)
Commercial mortgage loans	(46)	—	(5)	(16)	(22)
Commercial construction loans	—	—	—	—	—
Commercial leases	(26)	(7)	(1)	(2)	(5)
Residential mortgage loans	(9)	(9)	(13)	(15)	(19)
Home equity	(14)	(28)	(23)	(32)	(41)
Indirect secured consumer loans	(67)	(81)	(63)	(58)	(54)
Credit card	(147)	(156)	(125)	(94)	(89)
Other consumer loans(a)	(92)	(109)	(69)	(28)	(21)
Total losses charged-off	$(611)	(510)	(450)	(381)	(456)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$12	17	19	25	33
Commercial mortgage loans	1	2	6	4	7
Commercial construction loans	—	—	—	—	1
Commercial leases	3	—	—	—	1
Residential mortgage loans	7	5	6	8	9
Home equity	9	10	11	13	14
Indirect secured consumer loans	35	31	23	21	19
Credit card	21	22	24	10	9
Other consumer loans(a)	52	54	31	2	1
Total recoveries of losses previously charged-off	$140	141	120	83	94
Net losses charged-off:
Commercial and industrial loans	$(198)	(103)	(132)	(111)	(172)
Commercial mortgage loans	(45)	2	1	(12)	(15)
Commercial construction loans	—	—	—	—	1
Commercial leases	(23)	(7)	(1)	(2)	(4)
Residential mortgage loans	(2)	(4)	(7)	(7)	(10)
Home equity	(5)	(18)	(12)	(19)	(27)
Indirect secured consumer loans	(32)	(50)	(40)	(37)	(35)
Credit card	(126)	(134)	(101)	(84)	(80)
Other consumer loans	(40)	(55)	(38)	(26)	(20)
Total net losses charged-off	$(471)	(369)	(330)	(298)	(362)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.37%	0.20	0.31	0.27	0.40
Commercial mortgage loans	0.41	(0.02)	(0.01)	0.17	0.23
Commercial construction loans	—	—	—	—	(0.01)
Commercial leases	0.76	0.21	0.03	0.06	0.10
Total commercial loans and leases	0.36%	0.16	0.23	0.22	0.33
Residential mortgage loans	0.02	0.03	0.04	0.04	0.07
Home equity	0.08	0.28	0.17	0.26	0.33
Indirect secured consumer loans	0.26	0.48	0.45	0.39	0.33
Credit card	5.63	5.49	4.44	3.93	3.69
Other consumer loans	1.39	2.16	1.93	2.57	2.93
Total consumer loans	0.52%	0.68	0.56	0.49	0.48
Total net losses charged-off as a percent of average portfolio loans and leases	0.42%	0.35	0.35	0.32	0.39
(a)For the years ended December 31, 2020 and 2019, the Bancorp recorded $42 and $48, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As further described in Note 1 of the Notes to Consolidated Financial Statements, the Bancorp adopted ASU 2016-13 on January 1, 2020 which established a new approach for estimating credit losses on certain types of financial instruments. After adoption of this amended guidance, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of
110 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

Refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of the accounting policies for the ALLL and reserve for unfunded commitments for periods prior to January 1, 2020.

In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in the provision for credit losses in the Consolidated Statements of Income.

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

December 31, 2020 ACL
The ACL as of December 31, 2020 was impacted by several factors, including general improvement in the economic outlook. As a result, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative overlays. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in November 2020 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario utilized by the Bancorp assumes additional stimulus enacted in the first quarter of 2021 including
111 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
unemployment and individual benefits, but no aid to state and local governments. GDP growth is expected to be at a 3.1% annualized rate in 2021 and at a 4.1% annualized rate in 2022. The Baseline scenario also assumes a 7.2% unemployment rate through the fourth quarter of 2020 with an average unemployment rate of 8.2% in the first half of 2021. The Upside scenario assumes that the COVID-19 crisis resolves sooner than anticipated, with businesses returning to full operation sooner than expected and an increase in consumer spending. In this scenario, housing prices rise by 3.7% (compared to 0.4% in the Baseline) during 2021. Upside real GDP growth is expected to be 6.6% in 2021, and a full-employment rate is expected to be achieved by mid-2022, a year earlier than Baseline. The Downside scenario reflects no additional federal fiscal stimulus, which causes an increase in unemployment to above 10% by the end of 2021. This scenario shows annual average GDP growth of 0% in 2021 and 2.3% in 2022 and housing prices decreasing by 10% through 2021.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $897 million. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted in the circumstance.

At December 31, 2020, the qualitative component of the ACL included consideration of certain factors that represent emerging risks specifically associated with the current economic environment and the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to volatility in short-term unemployment rates, commercial borrowers experiencing prolonged distress, commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic and consumer borrowers that deferred contractual payments under COVID-19 forbearance or hardship programs.

TABLE 59: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2020(b)	2019(c)	2018(c)	2017(c)	2016(c)
ALLL:
Balance, beginning of period	$1,202	1,103	1,196	1,253	1,272
Impact of adoption of ASU 2016-13	643	—	—	—	—
Losses charged-off(a)	(611)	(510)	(450)	(381)	(456)
Recoveries of losses previously charged-off(a)	140	141	120	83	94
Provision for loan and lease losses	1,079	468	237	261	343
Deconsolidation of a VIE	—	—	—	(20)	—
Balance, end of period	$2,453	1,202	1,103	1,196	1,253
Reserve for unfunded commitments:
Balance, beginning of period	$144	131	161	161	138
Impact of adoption of ASU 2016-13	10	—	—	—	—
Reserve for acquired unfunded commitments	—	8	—	—	—
Provision for (benefit from) the reserve for unfunded commitments	18	5	(30)	—	23
Balance, end of period	$172	144	131	161	161
(a)For the years ended December 31, 2020 and 2019, the Bancorp recorded $42 and $48, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)The ALLL and Reserve for unfunded commitments were calculated under the expected loss methodology upon the adoption of ASU 2016-13 on January 1, 2020.
(c)The ALLL and Reserve for unfunded commitments were calculated under the incurred loss methodology for periods ending prior to January 1, 2020.

As shown in Table 60, the ALLL as a percent of portfolio loans and leases was 2.25% at December 31, 2020, compared to 1.10% at December 31, 2019. The ALLL was $2.5 billion and $1.2 billion at December 31, 2020 and 2019, respectively.

112 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 60: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2020(a)	2019(b)	2018(b)	2017(b)	2016(b)
Attributed ALLL:
Commercial and industrial loans	$901	561	515	651	718
Commercial mortgage loans	402	87	80	65	82
Commercial construction loans	124	45	32	23	16
Commercial leases	29	17	18	14	15
Residential mortgage loans	294	73	81	89	96
Home equity	201	37	36	46	58
Indirect secured consumer loans	131	53	42	38	42
Credit card	252	168	156	117	102
Other consumer loans	119	40	33	33	12
Unallocated	N/A	121	110	120	112
Total ALLL	$2,453	1,202	1,103	1,196	1,253
Portfolio loans and leases:
Commercial and industrial loans	$49,665	50,542	44,340	41,170	41,676
Commercial mortgage loans	10,602	10,963	6,974	6,604	6,899
Commercial construction loans	5,815	5,090	4,657	4,553	3,903
Commercial leases	2,915	3,363	3,600	4,068	3,974
Residential mortgage loans	15,928	16,724	15,504	15,591	15,051
Home equity	5,183	6,083	6,402	7,014	7,695
Indirect secured consumer loans	13,653	11,538	8,976	9,112	9,983
Credit card	2,007	2,532	2,470	2,299	2,237
Other consumer loans	3,014	2,723	2,342	1,559	680
Total portfolio loans and leases	$108,782	109,558	95,265	91,970	92,098
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.81%	1.11	1.16	1.58	1.72
Commercial mortgage loans	3.79	0.79	1.15	0.98	1.19
Commercial construction loans	2.13	0.88	0.69	0.51	0.41
Commercial leases	0.99	0.51	0.50	0.34	0.38
Residential mortgage loans	1.85	0.44	0.52	0.57	0.64
Home equity	3.88	0.61	0.56	0.66	0.75
Indirect secured consumer loans	0.96	0.46	0.47	0.42	0.42
Credit card	12.56	6.64	6.32	5.09	4.56
Other consumer loans	3.95	1.47	1.41	2.12	1.76
Unallocated (as a percent of portfolio loans and leases)	N/A	0.11	0.12	0.13	0.12
Total ALLL as a percent of portfolio loans and leases	2.25%	1.10	1.16	1.30	1.36
Total ACL as a percent of portfolio loans and leases	2.41	1.23	1.30	1.48	1.54
(a)The ALLL and ACL were calculated under the expected loss methodology upon the adoption of ASU 2016-13 on January 1, 2020.
(b)The ALLL and ACL were calculated under the incurred loss methodology for periods ending prior to January 1, 2020.

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
113 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

As of December 31, 2020, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including ramps, shocks and non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities, and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue negatively impacting net interest margin if short-term interest rates hold steady or move lower, but may be partially offset by the amortization of fees related to PPP loans and investment opportunities should the yield curve continue steepening.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $5 billion of additional demand deposit balances run-off over 24 months above what is included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $5 billion of incremental growth in noninterest-bearing deposit balances over 24 months
114 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes and reflect the Bank’s excess liquidity position.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average rising-rate interest-bearing deposit beta of 70% at December 31, 2020, which is approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 35% at December 31, 2020 while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.
The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 61: Estimated NII Sensitivity Profile and ALCO Policy Limits
	2020				2019
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	2.93%	7.73	(4.00)	(6.00)	(0.22)	3.94	(4.00)	(6.00)
+ 100 Ramp over 12 months	1.69	4.95	N/A	N/A	(0.16)	2.07	N/A	N/A
–25 Ramp over 3 months	(1.93)	(2.88)	N/A	N/A	N/A	N/A	N/A	N/A
–100 Ramp over 12 months	N/A	N/A	N/A	N/A	(2.66)	(7.90)	(8.00)	(12.00)
At December 31, 2020, the Bancorp’s NII would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to December 31, 2019 were primarily attributable to the impact of the current near-zero interest rate environment on the previously discussed interest rate profile and the significant increase in noninterest-bearing and low-cost interest-bearing deposits. The down rate scenarios were also impacted by the higher composition of low-cost deposits hitting their floor rates more quickly in the current-year scenarios due to the low-rate environment.

Tables 62 and 63 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2020 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances as of December 31, 2020:

TABLE 62: Estimated NII Sensitivity Profile at December 31, 2020 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	2.71%	7.28	3.15	8.19
+ 100 Ramp over 12 months	1.58	4.72	1.80	5.18
–25 Ramp over 3 months	(1.98)	(2.94)	(1.88)	(2.82)

115 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of December 31, 2020:

TABLE 63: Estimated NII Sensitivity Profile at December 31, 2020 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	(0.95)%	0.65	6.81	14.81
+ 100 Ramp over 12 months	(0.25)	1.44	3.62	8.46
–25 Ramp over 3 months	(1.80)	(2.77)	(2.08)	(3.01)
(a)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 87% and 44%, respectively.
(b)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 52% and 27%, respectively..

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 64: Estimated EVE Sensitivity Profile
	2020		2019
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+ 200 Shock	(0.05)%	(12.00)	(5.12)	(12.00)
+ 100 Shock	0.64	N/A	(2.01)	N/A
–25 Shock	(0.92)	N/A	N/A	N/A
–150 Shock	N/A	N/A	(6.07)	(12.00)

The EVE sensitivity is neutral in a +200 bps rising-rate scenario at December 31, 2020. The changes in the estimated EVE sensitivity profile from December 31, 2019 were primarily related to the low-rate environment, growth in noninterest-bearing and low-cost interest-bearing deposits and the shorter expected lives of prepayable, fixed-rate assets due to the decrease in market interest rates. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

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
116 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 65: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/ Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	14	3.0	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,955	528	8.1	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	542
Interest rate floors – cash flow – receive-fixed	$3,000	244	4.0	2.25	1 ML

TABLE 66: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2019 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$7,000	(2)	3.9	3.00%	1 ML
Interest rate swaps – cash flow – receive-fixed – forward starting(a)	1,000	—	5.0	3.20	1 ML
Interest rate swaps – fair value – receive-fixed	2,705	393	6.8	4.41	1 ML / 3 ML
Total interest rate swaps	$10,705	391
Interest rate floors – cash flow – receive-fixed	$3,000	115	5.0	2.25	1 ML
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

117 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of December 31, 2020:

TABLE 67: Portfolio Loans and Leases Expected Cash Flows(a)
($ in millions)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial and industrial loans	$23,547	25,118	999	49,665
Commercial mortgage loans	3,973	5,722	907	10,602
Commercial construction loans	2,966	2,737	112	5,815
Commercial leases	829	1,547	539	2,915
Total commercial loans and leases	31,315	35,124	2,557	68,997
Residential mortgage loans(b)	4,009	6,803	5,116	15,928
Home equity	1,421	2,805	957	5,183
Indirect secured consumer loans	4,639	8,160	854	13,653
Credit card	401	1,606	—	2,007
Other consumer loans	1,727	1,123	164	3,014
Total consumer loans	12,197	20,497	7,091	39,785
Total portfolio loans and leases	$43,512	55,621	9,648	108,782
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic which are not expected to be significant.
(b)Includes residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase.

The following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2020:

TABLE 68: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year(a)
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,164	22,953
Commercial mortgage loans	1,461	5,168
Commercial construction loans	46	2,803
Commercial leases	2,086	—
Total commercial loans and leases	6,757	30,924
Residential mortgage loans(b)	9,510	2,409
Home equity	370	3,392
Indirect secured consumer loans	9,000	14
Credit card	244	1,362
Other consumer loans	1,018	269
Total consumer loans	20,142	7,446
Total portfolio loans and leases	$26,899	38,370
(a)Expected cash flows from portfolio loans and leases do not reflect changes in timing due to hardship programs offered in response to the COVID-19 pandemic which are not expected to be significant.
(b)Includes residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $656 million and $993 million at December 31, 2020 and December 31, 2019, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the years ended December 31, 2020 and 2019 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $311 million and $203 million, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions, and decreased $254 million and $173 million, respectively, due to the impact of contractual principal payments and actual prepayment activity for the years ended December 31, 2020 and 2019.

The Bancorp recognized net gains of $309 million and $224 million, respectively, on its non-qualifying hedging strategy during the years ended December 31, 2020 and 2019. These amounts included net gains of $2 million and $3 million during the years ended December 31, 2020 and 2019, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges
118 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
given the economic environment. Refer to Note 14 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2020 and 2019 was $655 million and $880 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.
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

119 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages liquidity and funding risk within Board-approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a liquidity risk management function as part of ERM that provides independent oversight of liquidity risk management.

Sources of Funds
The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of public and private debt offerings.

Table 67 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $37.5 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at December 31, 2020, $4.6 billion in principal and interest is expected to be received in the next 12 months and an additional $5.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans and leases totaling $12.3 billion during the year ended December 31, 2020 compared to $9.7 billion during the year ended December 31, 2019. For further information, refer to Note 13 and Note 14 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 86% and 83% of its average total assets for the years ended December 31, 2020 and 2019, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2020, $4.7 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. During the year ended December 31, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes and issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million.

120 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2020, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.1 billion was available for issuance. During the year ended December 31, 2020, the Bank issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. Additionally, at December 31, 2020, the Bank had approximately $44.0 billion of borrowing capacity available through secured borrowing sources including the FRB and FHLB.

Current Liquidity Position
The COVID-19 pandemic has significantly impacted the economic environment, although financial markets, initially supported by Federal Reserve programs, have been stable and well-functioning following the onset of the crisis and the early monetary and fiscal response. During 2020, the Bancorp’s core deposit funding increased, while revolving line of credit utilization and portfolio loans and leases decreased. As a result, the Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.

As of December 31, 2020, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 32 months.

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

TABLE 69: Agency Ratings
As of February 26, 2021	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Negative	Negative

121 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The COVID-19 pandemic has created heightened operational risks and impacts to the Bancorp, including risks related to new systems and processes to support remote work strategies, new customer hardship programs and functions that cannot be fully executed by outsourced service providers. Additionally, increased external threats have increased fraud and cyber-security risks. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and robust business continuity management process, which have been leveraged to support the continuity of processes across the Bank. Fifth Third’s operational risk management team has been actively engaged to oversee and evaluate business changes required to ensure continuity of critical business services with the focus on impacts to customers and Bancorp employees.

122 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LEGAL AND REGULATORY COMPLIANCE RISK MANAGEMENT
Legal and regulatory compliance risk is the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Legal risks include the risk of actions against the institution that result in unenforceable contracts, lawsuits, legal sanctions, or adverse judgments, which disrupt or otherwise negatively affect the operations or condition of the institution. Failure to effectively manage such risks can elevate the risk level or manifest itself as other types of key risks, including reputational or operational risk. Fifth Third focuses on managing legal and regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels, consistent with the Bancorp’s risk appetite.

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program, and ensures that lines of business and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory change management, and regulatory compliance testing and monitoring. Compliance Risk Management and the Legal Division partner with the Financial Crimes Division to oversee anti-money laundering processes, and Compliance Risk Management also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also reports and escalates legal and regulatory compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Bancorp-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

123 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Bancorp was subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers through September 30, 2020. On October 1, 2020, the Bancorp became subject to the stress capital buffer requirement which replaced the capital conservation buffer. During each supervisory stress testing cycle, the FRB uses the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. On August 7, 2020, the FRB provided the Bancorp a final stress capital buffer requirement of 2.5% which is effective for the period of October 1, 2020 to September 30, 2021. After evaluating the Bancorp’s capital plan which was re-submitted on November 5, 2020, the FRB may update the Bancorp’s stress capital buffer until March 31, 2021. The Bancorp exceeded these “capital conservation buffer” and “stress capital buffer” ratios for all periods presented.

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at December 31, 2020 was an increase in capital of approximately $630 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 39 basis points as of December 31, 2020. For additional information on ASU 2016-13, refer to Note 1 of the Notes to Consolidated Financial Statements.

On July 22, 2019, the federal banking regulators published the Regulatory Capital Simplification final rule in the Federal Register. Under the final rule, non-advanced approach banks, such as the Bancorp, will be subject to simpler regulatory capital requirements for mortgage
124 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 71: Capital Ratios
($ in millions)	2020	2019	2018	2017	2016
Average total Bancorp shareholders’ equity as a percent of average assets	11.61%	12.14	11.23	11.69	11.57
Tangible equity as a percent of tangible assets(a)(c)(d)	8.18	9.52	9.63	9.79	9.72
Tangible common equity as a percent of tangible assets(a)(c)(d)	7.11	8.44	8.71	8.83	8.77
Regulatory capital:
CET1 capital(b)	$14,682	13,847	12,534	12,517	12,426
Tier I capital(b)	16,797	15,616	13,864	13,848	13,756
Total regulatory capital(b)	21,412	19,661	17,723	17,887	17,972
Risk-weighted assets	141,974	142,065	122,432	117,997	119,632
Regulatory capital ratios:(b)
CET1 capital	10.34%	9.75	10.24	10.61	10.39
Tier I risk-based capital	11.83	10.99	11.32	11.74	11.50
Total risk-based capital	15.08	13.84	14.48	15.16	15.02
Tier I leverage(d)	8.49	9.54	9.72	10.01	9.90
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Regulatory capital ratios as of December 31, 2020 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.
(c)Excludes AOCI.
(d)The decrease in these capital ratios is primarily attributable to the Bancorp’s growth of assets during the year ended December 31, 2020.

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

On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. As a result of the EPS Tailoring Rule, the Bancorp is subject to category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. As an institution subject to category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp's capital. The Bancorp became subject to category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. As noted above, the Bancorp remains subject to the Board’s capital plan rule, and its requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan.

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

In June 2019, the Bancorp announced its capital distribution capacity of approximately $2 billion for the period of July 1, 2019 through June 30, 2020. This included the ability to execute share repurchases up to $1.24 billion as well as increase quarterly common stock dividends by up to $0.03 per share. These distributions were governed under the FRB’s 2019 extended stress test process for BHCs with less than $250 billion of total consolidated assets. On March 16, 2020, the Bancorp announced it was temporarily suspending share repurchases that it had capacity to execute under the 2019 CCAR plan. The decision on share repurchases is consistent with Fifth Third’s objective to use the Bancorp’s capital and liquidity to provide support to individuals, businesses and the broader economy through lending and other important services. Fifth Third did not execute any open market or accelerated share repurchases in 2020.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB required large banking organizations, including the Bancorp, to
125 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In September 2020, the Bancorp was informed by the FRB that the capital plan resubmission due date was November 2, 2020, which the Bancorp submitted, as required. Additionally, on September 30, 2020 the FRB extended the third quarter of 2020 restrictions on share repurchases and dividends to the fourth quarter of 2020, and dividends remained limited according to a formula based on recent income.

In December 2020, in connection with its announcement of the stress test resubmission results, the FRB extended the fourth quarter of 2020 restrictions on share repurchases and dividends to the first quarter of 2021, with modifications. Specifically, the Bancorp is authorized to pay dividends and execute share repurchases according to a formula based on recent income provided the Bancorp does not increase the amount of its dividend. For further information on a subsequent event related to an accelerated share repurchase transaction, refer to Note 33 of the Notes to Consolidated Financial Statements.

Preferred Stock Transactions
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million. Each preferred share has a $25,000 liquidation preference.

For more information on the preferred stock offering, including disclosure on the redemption options, refer to Note 25 of the Notes to Consolidated Financial Statements.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.08 and $0.94 during the years ended December 31, 2020 and 2019, respectively.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 72: Share Repurchases
For the years ended December 31	2020	2019
Shares authorized for repurchase at January 1	76,437,348	60,564,282
Additional authorizations	—	80,474,957
Share repurchases(a)	—	(64,601,891)
Shares authorized for repurchase at December 31	76,437,348	76,437,348
Average price paid per share(a)	$—	26.05
(a)Excludes 1,915,872 and 2,693,318 shares repurchased during the years ended December 31, 2020 and 2019, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

126 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Contingent Liabilities and Guarantees
The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions. Refer to Note 19 of the Notes to Consolidated Financial Statements for additional information on contingent liabilities and guarantees.

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
127 Fifth Third Bancorp

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2020 are shown in Table 73. As of December 31, 2020, the Bancorp had unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 22 of the Notes to Consolidated Financial Statements.

TABLE 73: Contractual Obligations and Other Commitments
As of December 31, 2020 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits with no stated maturity(a)(b)	$154,032	—	—	—	154,032
Long-term debt(a)(c)	3,162	3,164	3,997	4,650	14,973
Time deposits(a)(d)	4,413	483	132	21	5,049
Forward contracts related to residential mortgage loans held for sale(f)	2,903	—	—	—	2,903
Short-term borrowings(a)(e)	1,492	—	—	—	1,492
Operating lease obligations(g)	86	155	123	246	610
Partnership investment commitments(h)	223	188	30	37	478
Purchase obligations and capital expenditures(j)	76	135	59	—	270
Finance lease obligations(g)	18	35	27	78	158
Pension benefit payments(i)	18	35	34	66	153
Total contractually obligated payments due by period	$166,423	4,195	4,402	5,098	180,118
Other commitments by expiration period:
Commitments to extend credit(k)	$26,372	23,567	16,997	7,646	74,582
Letters of credit(l)	1,098	565	318	1	1,982
Total other commitments by expiration period	$27,470	24,132	17,315	7,647	76,564
(a)Interest-bearing obligations are principally used to fund interest-earning assets. Interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(b)Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(c)Includes debt obligations with an original maturity of greater than one year. Refer to Note 18 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(d)Includes other time deposits and certificates $100,000 and over. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(e)Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 17 of the Notes to Consolidated Financial Statements.
(f)Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(g)Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information on lease obligations.
(h)Includes LIHTC investments. For additional information, refer to Note 13 of the Notes to Consolidated Financial Statements.
(i)Refer to Note 23 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(j)Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(k)Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts include capital commitments for private equity investments and do not necessarily represent future cash flow requirements. For additional information, refer to Note 19 of the Notes to Consolidated Financial Statements.
(l)Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, refer to Note 19 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Interest Rate and Price Risk Management section of Item 7 of this Report on pages 114-119 and is incorporated herein by reference. This information contains certain statements that we believe are forward-looking statements. Refer to page 19 for cautionary information regarding forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
128 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the Consolidated Financial Statements, the Bancorp has changed its method of accounting for financial assets measured at amortized cost in 2020 due to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Allowance for Loan and Lease Losses (“ALLL”) — Qualitative Factors — Commercial Loans—Refer to Note 1 and Note 7 of the Notes to Consolidated Financial Statements

Critical Audit Matter Description

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

For loans that are not individually evaluated, the Bancorp develops its estimate of expected credit losses using quantitative models, subject to certain qualitative adjustments. The expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions to the extent such forecasts are considered reasonable and supportable.
129 Fifth Third Bancorp

Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the Bancorp’s quantitative models.

At December 31, 2020, the key qualitative factors included adjustments associated with the current economic environment and the COVID-19 pandemic. These qualitative factors address the incremental loss exposures relating to commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic or are otherwise experiencing prolonged distress. The qualitative factors also include an adjustment to address the impact of unemployment metrics on the expected credit loss models.

The ALLL for the commercial portfolio segment was $1.5 billion at December 31, 2020, which includes adjustments for the qualitative factors noted above.

Considering the estimation and judgment in determining adjustments for such qualitative factors, our audit of the ALLL and the related disclosures involved subjective judgment about the qualitative adjustments to the commercial portfolio segment ALLL.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the qualitative adjustments for the commercial portfolio segment ALLL included the following, among others:

•We tested the effectiveness of the Bancorp’s controls over the qualitative adjustments to the ALLL.
•We assessed the reasonableness of, and evaluated support for, key qualitative adjustments based on market conditions, external market data and commercial portfolio performance metrics.
•We tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the direct impact qualitative adjustment estimation process, including:
◦Portfolio segment loan balances and other borrower-specific data
◦Relevant macroeconomic indicators and data
•With the assistance of our credit specialists, we evaluated the methodology and tested the mathematical accuracy of the underlying support used as a basis for the qualitative adjustments.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 26, 2021

We have served as the Company’s auditor since 1970.
130 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2020	2019
Assets
Cash and due from banks	$3,147	3,278
Other short-term investments(a)	33,399	1,950
Available-for-sale debt and other securities(b)	37,513	36,028
Held-to-maturity securities(c)	11	17
Trading debt securities	560	297
Equity securities	313	564
Loans and leases held for sale(d)	4,741	1,400
Portfolio loans and leases(a)(e)	108,782	109,558
Allowance for loan and lease losses(a)	(2,453)	(1,202)
Portfolio loans and leases, net	106,329	108,356
Bank premises and equipment(f)	2,088	1,995
Operating lease equipment	777	848
Goodwill	4,258	4,252
Intangible assets	139	201
Servicing rights	656	993
Other assets(a)	10,749	9,190
Total Assets	$204,680	169,369
Liabilities
Deposits:
Noninterest-bearing deposits	$57,711	35,968
Interest-bearing deposits(g)	101,370	91,094
Total deposits	159,081	127,062
Federal funds purchased	300	260
Other short-term borrowings	1,192	1,011
Accrued taxes, interest and expenses	2,614	2,441
Other liabilities(a)	3,409	2,422
Long-term debt(a)	14,973	14,970
Total Liabilities	$181,569	148,166
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	2,116	1,770
Capital surplus	3,635	3,599
Retained earnings	18,384	18,315
Accumulated other comprehensive income	2,601	1,192
Treasury stock(h)	(5,676)	(5,724)
Total Equity	$23,111	21,203
Total Liabilities and Equity	$204,680	169,369
(a)Includes $55 and $74 of other short-term investments, $756 and $1,354 of portfolio loans and leases, $(7) and $(7) of ALLL, $5 and $8 of other assets, $2 and $2 of other liabilities and $656 and $1,253 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2020 and 2019, respectively. For further information, refer to Note 13.
(b)Amortized cost of $34,982 and $34,966 at December 31, 2020 and 2019, respectively.
(c)Fair value of $11 and $17 at December 31, 2020 and 2019, respectively.
(d)Includes $1,481 and $1,264 of residential mortgage loans held for sale measured at fair value at December 31, 2020 and 2019, respectively.
(e)Includes $161 and $183 of residential mortgage loans measured at fair value at December 31, 2020 and 2019, respectively.
(f)Includes $35 and $27 of bank premises and equipment held for sale at December 31, 2020 and 2019, respectively. For further information, refer to Note 8.
(g)Includes $351 of interest checking deposits held for sale at December 31, 2020.
(h)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2020 – 712,760,325 (excludes 211,132,256 treasury shares), 2019 – 708,915,629 (excludes 214,976,952 treasury shares).
(i)500,000 shares of no par value preferred stock were authorized at both December 31, 2020 and 2019. There were 422,000 and 436,000 unissued shares of undesignated no par value preferred stock at December 31, 2020 and 2019, respectively. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2020 and 2019. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2020 and 2019. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

131 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2020	2019	2018
Interest Income
Interest and fees on loans and leases	$4,424	5,051	4,078
Interest on securities	1,119	1,162	1,080
Interest on other short-term investments	29	41	25
Total interest income	5,572	6,254	5,183
Interest Expense
Interest on deposits	322	892	538
Interest on federal funds purchased	2	29	30
Interest on other short-term borrowings	14	28	29
Interest on long-term debt	452	508	446
Total interest expense	790	1,457	1,043
Net Interest Income	4,782	4,797	4,140
Provision for credit losses	1,097	471	207
Net Interest Income After Provision for Credit Losses	3,685	4,326	3,933
Noninterest Income(a)
Service charges on deposits	559	565	549
Commercial banking revenue	528	460	408
Wealth and asset management revenue	520	487	444
Card and processing revenue	352	360	329
Mortgage banking net revenue	320	287	212
Leasing business revenue	276	270	114
Other noninterest income	211	1,064	803
Securities gains (losses), net	62	40	(54)
Securities gains (losses), net - non-qualifying hedges on mortgage servicing rights	2	3	(15)
Total noninterest income	2,830	3,536	2,790
Noninterest Expense(a)
Compensation and benefits	2,590	2,418	2,115
Technology and communications	362	422	285
Net occupancy expense	350	332	292
Leasing business expense	140	133	76
Equipment expense	130	129	123
Card and processing expense	121	130	123
Marketing expense	104	162	147
Other noninterest expense	921	934	797
Total noninterest expense	4,718	4,660	3,958
Income Before Income Taxes	1,797	3,202	2,765
Applicable income tax expense	370	690	572
Net Income	1,427	2,512	2,193
Dividends on preferred stock	104	93	75
Net Income Available to Common Shareholders	$1,323	2,419	2,118
Earnings per share - basic	$1.84	3.38	3.11
Earnings per share - diluted	$1.83	3.33	3.06
Average common shares outstanding - basic	714,729,585	710,433,611	673,346,168
Average common shares outstanding - diluted	719,735,415	720,065,498	685,488,498
(a)During the first quarter of 2020, certain noninterest income and noninterest expense line items were reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

Refer to the Notes to Consolidated Financial Statements.
132 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2020	2019	2018
Net Income	$1,427	2,512	2,193
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the year	1,153	1,046	(371)
Reclassification adjustment for net (gains) losses included in net income	(34)	(7)	9
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during the year	483	275	169
Reclassification adjustment for net (gains) losses included in net income	(187)	(13)	2
Defined benefit pension plans, net:
Net actuarial (loss) gain arising during the year	(9)	(5)	1
Reclassification of amounts to net periodic benefit costs	7	8	7
Other	(4)	—	—
Other comprehensive income (loss), net of tax	1,409	1,304	(183)
Comprehensive Income	$2,836	3,816	2,010

Refer to the Notes to Consolidated Financial Statements.
133 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	$2,051	1,331	2,790	14,957	73	(5,002)	16,200	20	16,220
Impact of cumulative effect of change in accounting principle				6	(2)		4		4
Balance at January 1, 2018	$2,051	1,331	2,790	14,963	71	(5,002)	16,204	20	16,224
Net income				2,193			2,193		2,193
Other comprehensive loss, net of tax					(183)		(183)		(183)
Cash dividends declared:
Common stock ($0.74 per share)				(499)			(499)		(499)
Preferred stock:(a)
Series H ($1,275.00 per share)				(30)			(30)		(30)
Series I ($1,656.24 per share)				(30)			(30)		(30)
Series J ($1,225.00 per share)				(15)			(15)		(15)
Shares acquired for treasury			41			(1,494)	(1,453)		(1,453)
Impact of stock transactions under stock compensation plans, net			42			23	65		65
Other				(4)		2	(2)	(20)	(22)
Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	—	16,250
Impact of cumulative effect of change in accounting principle				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	—	16,260
Net income				2,512			2,512		2,512
Other comprehensive income, net of tax					1,304		1,304		1,304
Cash dividends declared:
Common stock ($0.94 per share)				(691)			(691)		(691)
Preferred stock:(a)
Series H ($1,275.00 per share)				(30)			(30)		(30)
Series I ($1,656.24 per share)				(30)			(30)		(30)
Series J ($1,559.42 per share)				(19)			(19)		(19)
Series K ($357.50 per share)				(4)			(4)		(4)
Class B, Series A ($20.83 per share)				(4)			(4)		(4)
Other(b) ($30.00 per share)				(6)			(6)		(6)
Shares acquired for treasury						(1,763)	(1,763)		(1,763)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred stock issued by a Bancorp subsidiary		197					197	(197)	—
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Impact of stock transactions under stock compensation plans, net			14	2		56	72		72
Other				(3)		7	4		4
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	—	21,203

134 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	—	21,203
Impact of cumulative effect of change in accounting principle(c)				(472)			(472)		(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731	—	20,731
Net income				1,427			1,427		1,427
Other comprehensive income, net of tax					1,409		1,409		1,409
Cash dividends declared:
Common stock ($1.08 per share)				(780)			(780)		(780)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)		(31)
Series I ($1,656.24 per share)				(30)			(30)		(30)
Series J ($1,043.48 per share)				(12)			(12)		(12)
Series K ($1,237.52 per share)				(12)			(12)		(12)
Series L ($468.75 per share)				(7)			(7)		(7)
Class B, Series A ($60.00 per share)				(12)			(12)		(12)
Issuance of preferred stock		346					346		346
Impact of stock transactions under stock compensation plans, net			36			46	82		82
Other				(2)		2	—		—
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	—	23,111
(a)Refer to Note 25 for further information on dividends declared for preferred stock.
(b)Dividends declared for Perpetual Preferred Stock, Series C, of MB Financial, Inc., previously a subsidiary of the Bancorp.
(c)Related to the adoption of ASU 2016-13 as of January 1, 2020. Refer to Note 1 for additional information.

Refer to the Notes to Consolidated Financial Statements.
135 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2020	2019	2018
Operating Activities
Net income	$1,427	2,512	2,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,097	471	207
Depreciation, amortization and accretion	492	472	360
Stock-based compensation expense	123	132	127
(Benefit from) provision for deferred income taxes	(162)	(246)	30
Securities (gains) losses, net	(69)	(50)	69
MSR fair value adjustment	565	376	83
Net gains on sales of loans and fair value adjustments on loans held for sale	(291)	(137)	(71)
Net losses on disposition and impairment of bank premises and equipment	31	23	43
Net (gains) losses on disposition and impairment of operating lease equipment	(5)	1	(6)
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	—	—	(414)
Gain on sale of Worldpay, Inc. shares	—	(562)	(205)
Gain on the TRA associated with Worldpay, Inc.	(74)	(346)	(20)
Proceeds from sales of loans held for sale	12,481	8,157	5,199
Loans originated or purchased for sale, net of repayments	(14,767)	(8,896)	(5,378)
Dividends representing return on equity investments	17	66	12
Net change in:
Equity and trading debt securities	12	(29)	132
Other assets	(855)	20	303
Accrued taxes, interest and expenses and other liabilities	349	(140)	192
Net Cash Provided by Operating Activities	371	1,824	2,856
Investing Activities
Proceeds from sales:
AFS securities and other investments	1,743	10,596	12,430
Loans and leases	157	259	305
Bank premises and equipment	33	90	57
Proceeds from repayments / maturities of AFS and HTM securities and other investments	3,646	2,271	1,851
Purchases:
AFS securities and other investments	(5,266)	(13,959)	(16,207)
Bank premises and equipment	(305)	(243)	(192)
MSRs	(44)	(26)	(82)
Proceeds from settlement of BOLI	19	28	16
Proceeds from sales and dividends representing return of equity investments	69	1,057	604
Net cash (paid) received for acquisitions and divestitures	(4)	1,210	(43)
Net change in:
Other short-term investments and federal funds sold	(31,446)	(612)	928
Portfolio loans and leases	(451)	(1,407)	(3,866)
Operating lease equipment	(53)	(61)	58
Net Cash Used in Investing Activities	(31,902)	(797)	(4,141)
Financing Activities
Net change in deposits	32,019	3,742	5,673
Net change in other short-term borrowings and federal funds purchased	182	(1,494)	(1,688)
Dividends paid on common and preferred stock	(858)	(753)	(565)
Proceeds from issuance of long-term debt	2,557	3,866	2,438
Repayment of long-term debt	(2,799)	(4,212)	(2,884)
Repurchases of treasury stock and related forward contract	—	(1,763)	(1,453)
Issuance of preferred stock	346	242	—
Other	(47)	(58)	(69)
Net Cash Provided by (Used in) Financing Activities	31,400	(430)	1,452
(Decrease) Increase in Cash and Due from Banks	(131)	597	167
Cash and Due from Banks at Beginning of Period	3,278	2,681	2,514
Cash and Due from Banks at End of Period	$3,147	3,278	2,681
Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.
136 Fifth Third Bancorp

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

Basis of Presentation
The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method of accounting and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at fair value unless the investment does not have a readily determinable fair value. The Bancorp accounts for equity investments without a readily determinable fair value using the measurement alternative to fair value, representing the cost of the investment minus any impairment recorded, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Intercompany transactions and balances among consolidated entities have been eliminated. Certain prior period data has been reclassified to conform to current period presentation. Specifically, certain line items within total noninterest income and total noninterest expense have been reclassified to better align disclosures to business activities. These reclassifications were retrospectively applied to all prior periods presented. Total noninterest income and noninterest expense did not change as a result of these reclassifications.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Updates to Significant Accounting and Reporting Policies
In conjunction with the prospective adoption of ASU 2016-13 and ASU 2017-04 on January 1, 2020, the Bancorp has updated its accounting and reporting policies for investment securities, portfolio loans and leases, the ALLL, the reserve for unfunded commitments and goodwill as described below. The accounting and reporting policies for these sections for periods prior to January 1, 2020 are provided in the Significant Accounting and Reporting Policies Applicable Prior to January 1, 2020 section below. Refer to the Accounting and Reporting Developments section for additional information. Further, for loans and leases that were part of the Bancorp’s COVID-19 customer relief programs, the Bancorp has elected certain accounting relief provisions that were provided by the FASB and/or various national banking regulatory agencies. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section for additional information.

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

Investment Securities
Debt securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Trading debt securities are reported at fair value with unrealized gains and losses included in noninterest income. Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. Accrued interest receivables on investment securities are presented in the Consolidated Balance Sheets as a component of other assets.

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

137 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Premiums on purchased callable debt securities are amortized to the earliest call date if the call feature meets certain criteria. Otherwise, premiums are amortized to maturity similar to discounts on callable debt securities.

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

For loans and finance leases that exhibit evidence of more-than-insignificant credit quality deterioration since origination, the Bancorp’s estimate of expected credit losses is added to the ALLL upon acquisition and to the initial purchase price of the loans and leases to determine the initial amortized cost basis for the purchased financial assets with credit deterioration. Any resulting difference between the initial amortized cost basis (as adjusted for expected credit losses) and the par value of the loans and leases at the acquisition date represents the non-credit premium or discount, which is amortized over the contractual life of the loan or lease as an adjustment to yield. This method of accounting for loans acquired with deteriorated credit quality does not apply to loans carried at fair value or residential mortgage loans held for sale. Refer to the Accounting and Reporting Developments section for a discussion on the impact of the adoption of ASU 2016-13 on the accounting for purchased loans and finance leases that exhibited evidence of more-than-insignificant credit deterioration since origination at the time of purchase.

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

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Nonaccrual commercial loans and nonaccrual credit card loans are generally accounted for on the cost recovery method. The Bancorp believes the cost recovery method is appropriate for nonaccrual commercial loans and nonaccrual credit card loans because the assessment of collectability of the remaining amortized cost basis of these loans involves a high degree of subjectivity and uncertainty due to the nature or absence of underlying collateral. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire recorded investment is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. Nonaccrual residential mortgage loans and other nonaccrual consumer loans are generally accounted for on the cash basis method. The Bancorp believes the cash basis method is appropriate for nonaccrual residential mortgage and other nonaccrual consumer loans because such loans have generally been written down to estimated collateral values and the collectability of the remaining investment involves only an assessment of the fair value of the underlying collateral, which can be measured more objectively with a lesser degree of uncertainty than assessments of typical commercial loan collateral. Under the cash basis method, interest income is recognized when cash is received, to the extent such income would have been accrued on the loan’s remaining balance at the contractual rate. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement and are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection.

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
139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Residential mortgage loans that were restructured after receiving a forbearance related to the COVID-19 pandemic but that were not classified as a TDR as a result of the CARES Act are placed on nonaccrual status if they subsequently become past due 90 days unless the loan is both well-secured and in the process of collection, consistent with the Bancorp’s treatment of residential mortgage loan TDRs which subsequently become past due. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section for additional information.

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

The fair value of residential mortgage loans held for sale for which the fair value election has been made is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral and market conditions. The anticipated portfolio composition includes the effects of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. These fair value marks are recorded as a component of noninterest income in mortgage banking net revenue. For residential mortgage loans that it has originated as held for sale, the Bancorp generally has commitments to sell these loans in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue.

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and, thereafter, reported within the Bancorp’s residential mortgage class of portfolio loans and leases. In such cases, if the fair value election was made, the residential mortgage loans will continue to be measured at fair value, which is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component.

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
140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
renewals or modifications except in circumstances where the Bancorp reasonably expects to execute a TDR with the borrower or where certain extension or renewal options are embedded in the original contract and not unconditionally cancellable by the Bancorp.

Accrued interest receivable on loans is presented in the Consolidated Financial Statements as a component of other assets. When accrued interest is deemed to be uncollectible (typically when a loan is placed on nonaccrual status), interest income is reversed. The Bancorp follows established policies for placing loans on nonaccrual status, so uncollectible accrued interest receivable is reversed in a timely manner. As a result, the Bancorp has elected not to measure an allowance for credit losses for accrued interest receivable. Refer to the Portfolio Loans and Leases section for additional information.

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
141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such as the reasonable and supportable forecast period, changes to historical loss information or changes to the reversion period or methodology.

When evaluating the adequacy of allowances, consideration is also given to regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

Reserve for Unfunded Commitments
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon expected credit losses over the remaining contractual life of the commitments, taking into consideration the current funded balance and estimated exposure over the reasonable and supportable forecast period. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in the provision for credit losses in the Consolidated Statements of Income.

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

142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Lessee Accounting
ROU assets and lease liabilities are recognized for all leases unless the initial term of the lease is twelve months or less. Lease costs for operating leases are recognized on a straight-line basis over the lease term unless another systematic basis is more representative of the pattern of consumption. The lease term includes any renewal period that the Bancorp is reasonably certain to exercise. The Bancorp uses its incremental borrowing rate to discount the lease payments if the rate implicit in the lease is not readily determinable. Variable lease payments associated with operating leases are recognized in the period in which the obligation for payments is incurred.

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
143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bancorp evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Bancorp’s judgment about relevant factors affecting their realization, including the taxable income within any applicable carry back periods, future projected taxable income, the reversal of taxable temporary differences and tax-planning strategies. The Bancorp records a valuation allowance for deferred tax assets where the Bancorp does not believe that it is more-likely-than-not that the deferred tax assets will be realized.

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

144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The determination of the fair value of the Bancorp's reporting units includes both an income-based approach and a market-based approach. The income-based approach utilizes the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. Refer to Note 11 for further information regarding the Bancorp’s goodwill.

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
145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis over the requisite service period. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 26.

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

The Bancorp’s interest income is derived from loans and leases, securities and other short-term investments. The Bancorp recognizes interest income in accordance with the applicable guidance in U.S. GAAP for these assets. Refer to the Portfolio Loans and Leases and Investment Securities sections of this footnote for further information. The following provides additional information about the components of noninterest income:
•Service charges on deposits consist primarily of treasury management fees for commercial clients, monthly service charges on consumer deposit accounts, transaction-based fees (such as overdraft fees and wire transfer fees), and other deposit account-related charges. The Bancorp’s performance obligations for treasury management fees and consumer deposit account service charges are typically satisfied over time while performance obligations for transaction-based fees are typically satisfied at a point in time. Revenues are recognized on an accrual basis when or as the services are provided to the customer, net of applicable discounts, waivers and reversals. Payments are typically collected from customers directly from the related deposit account at the time the transaction is processed and/or at the end of the customer’s statement cycle (typically monthly).
•Commercial banking revenue consists primarily of service fees and other income related to loans to commercial clients, underwriting revenue recognized by the Bancorp’s broker-dealer subsidiary and fees for other services provided to commercial clients. Revenue related to loans is recognized in accordance with the Bancorp’s policies for portfolio loans and leases. Underwriting revenue is generally recognized on the trade date, which is when the Bancorp’s performance obligations are satisfied.
•Wealth and asset management revenue consists primarily of service fees for investment management, custody, and trust administration services provided to commercial and consumer clients. The Bancorp’s performance obligations for these services are generally satisfied over time and revenues are recognized monthly based on the fee structure outlined in individual contracts. Transaction prices are most commonly based on the market value of assets under management or care and/or a fee per transaction processed. The Bancorp also offers certain services for which the performance obligations are satisfied and revenue is recognized at a point in time, when the services are performed. Wealth and asset management revenue also includes trailing commissions received from investments and annuities held in customer accounts, which are recognized in revenue when the Bancorp determines that it has satisfied its performance obligations and has sufficient information to estimate the amount of the commissions to which it expects to be entitled.
•Leasing business revenue consists primarily of noninterest income such as operating lease income, leasing business solutions revenue, lease remarketing fees and lease syndication fees from lease arrangements to commercial clients. Revenue related to leases is recognized either in accordance with the Bancorp’s policies for portfolio loans and leases or when the Bancorp’s performance obligations are satisfied.
•Card and processing revenue consists primarily of ATM fees and interchange fees earned when the Bancorp’s credit and debit cards are processed through card association networks. The Bancorp’s performance obligations are generally complete when the
146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions generating the fees are processed. Revenue is recognized on an accrual basis as such services are performed, net of certain costs not controlled by the Bancorp (primarily interchange fees charged by credit card associations and expenses of certain transaction-based rewards programs offered to customers).
•Mortgage banking net revenue consists primarily of origination fees and gains on loan sales, mortgage servicing fees and the impact of MSRs. Refer to the Loans and Leases Held for Sale and Loan Sales and Securitizations sections of this footnote for further information.
•Other noninterest income includes certain fees derived from loans, BOLI income, gains and losses on other assets, and other miscellaneous revenues and gains.

Other
Securities and other property held by Fifth Third Wealth and Asset Management, a division of the Bancorp’s banking subsidiary, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries.

Other short-term investments have original maturities less than one year and primarily include interest-bearing balances that are funds on deposit at other depository institutions or the FRB, federal funds sold and reverse repurchase agreements. The Bancorp uses other short-term investments as part of its liquidity risk management activities.

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
Significant Accounting and Reporting Policies Applicable Prior to January 1, 2020
The following paragraphs describe the portions of the Bancorp’s accounting and reporting policies that were applicable prior to January 1, 2020 but were updated in conjunction with the prospective adoption of ASU 2016-13 and ASU 2017-04 on January 1, 2020. The following paragraphs do not include the portions of the respective policies that were not affected by the adoption of these new accounting standards. Refer to the Accounting and Reporting Developments section for additional information.

Investment securities
Available-for-sale and held-to-maturity debt securities with unrealized losses were reviewed quarterly for possible OTTI. If the Bancorp intended to sell the debt security or would more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI was deemed to have occurred. However, even if the Bancorp did not intend to sell the debt security and would not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp evaluated expected cash flows to be received to determine if a credit loss had occurred. In the event of a credit loss, the credit component of the impairment was recognized within noninterest income and the non-credit component was recognized through OCI.

Portfolio loans and leases – basis of accounting
Loans acquired by the Bancorp through a purchase business combination were recorded at fair value as of the acquisition date. The Bancorp did not carry over the acquired company’s ALLL, nor did the Bancorp add to its existing ALLL as part of purchase accounting.

Purchased loans were evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium was amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determined at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans was accreted into interest income over the remaining life of the loan or pool of loans (accretable
147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
yield). Subsequent to the acquisition date, increases in expected cash flows over those expected at the acquisition date were recognized prospectively as interest income over the remaining life of the loan. The present values of any decreases in expected cash flows resulting directly from a change in the contractual interest rate were recognized prospectively as a reduction of the accretable yield. The present values of any decreases in expected cash flows after the acquisition date as a result of credit deterioration were recognized by recording an ALLL or a direct charge-off. Subsequent to the acquisition date, the methods utilized to estimate the required ALLL were similar to originated loans. This method of accounting for loans acquired with deteriorated credit quality did not apply to loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements.

Impaired loans and leases
A loan was considered to be impaired when, based on current information and events, it was probable that the Bancorp would be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the loan agreement. Impaired loans generally consisted of nonaccrual loans and leases, loans modified in a TDR and loans over $1 million that were currently on accrual status and not yet modified in a TDR, but for which the Bancorp had determined that it was probable that it would grant a payment concession in the near term due to the borrower’s financial difficulties. For loans modified in a TDR, the contractual terms of the loan agreement referred to the terms specified in the original loan agreement. A loan restructured in a TDR was no longer considered impaired in years after the restructuring if the restructuring agreement specified a rate equal to or greater than the rate the Bancorp was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan was not impaired based on the terms specified by the restructuring agreement. Refer to the following ALLL section for discussion regarding the Bancorp’s methodology for identifying impaired loans and determination of the need for a loss accrual.

ALLL
The Bancorp maintained the ALLL to absorb probable loan and lease losses inherent in its portfolio segments. The ALLL was maintained at a level the Bancorp considered to be adequate and was based on ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans and leases. Credit losses were charged and recoveries were credited to the ALLL. Provisions for loan and lease losses were based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserved consideration under existing economic conditions in estimating probable credit losses.

The Bancorp’s methodology for determining the ALLL required significant management judgment and was based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and leases, TDRs and historical loss rates were reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance was maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for pools of loans and leases.

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibited probable or observed credit weaknesses, as well as loans that had been modified in a TDR, were subject to individual review for impairment. The Bancorp considered the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan or lease structure and other factors when evaluating whether an individual loan or lease was impaired. Other factors might include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans and leases were impaired, allowances were determined based on management’s estimate of the borrower’s ability to repay the loan or lease given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans and leases were measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluated the collectability of both principal and interest when assessing the need for a loss accrual.

Historical credit loss rates were applied to commercial loans and leases that were not impaired or were impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates were derived from migration analyses for several portfolio stratifications, which tracked the historical net charge-off experience sustained on loans and leases according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompassed ten categories, which were based on regulatory guidance for credit risk systems.

Homogenous loans in the residential mortgage and consumer portfolio segments were not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring were used to assess credit risks and allowances were established based on the expected net charge-offs. Loss rates were based on the trailing twelve-month net charge-off history by loan category. Historical loss rates were adjusted for certain prescriptive and qualitative factors that, in management’s judgment, were necessary to reflect losses inherent in the portfolio. The prescriptive loss rate factors included adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix.

The Bancorp also considered qualitative factors in determining the ALLL. These included adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values, geographic concentrations, estimated loss emergence period and specific portfolio loans
148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
backed by enterprise valuations and private equity sponsors. The Bancorp considered home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.

Reserve for unfunded commitments
The reserve for unfunded commitments was maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and was included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve was based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. This process took into consideration the same risk elements that were analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments were included in provision for credit losses in the Consolidated Statements of Income.

Goodwill
Impairment existed when a reporting unit’s carrying amount of goodwill exceeded its implied fair value. In testing goodwill for impairment, U.S. GAAP permitted the Bancorp to first assess qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In this qualitative assessment, the Bancorp evaluated events and circumstances which might include, but were not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determined it was not more likely than not that the fair value of a reporting unit was less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concluded otherwise or elected to bypass the qualitative assessment, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, Step 2 of the goodwill impairment test was necessary to measure the amount of impairment loss, which was equal to any excess of the carrying amount of goodwill over its implied fair value with such loss limited to the carrying amount of goodwill.

The fair value of a reporting unit was the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units were publicly traded, individual reporting unit fair value determinations could not be directly correlated to the Bancorp’s stock price. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determined its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compared this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

ACCOUNTING AND REPORTING DEVELOPMENTS
Standards Adopted in 2020
The Bancorp adopted the following new accounting standards effective January 1, 2020:

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
149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 which modifies the disclosure requirements for fair value measurements. The amendments remove the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The amendments also add new disclosure requirements regarding unrealized gains and losses from recurring Level 3 fair value measurements and the significant unobservable inputs used to develop Level 3 fair value measurements. The Bancorp adopted the amended guidance on January 1, 2020 and the required disclosures are included in Note 29.

ASU 2018-15– Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, which provides guidance on the accounting for implementation, setup, and other upfront costs incurred by customers in cloud computing arrangements that are accounted for as service contracts. The amendments require that implementation costs be evaluated for capitalization using the framework applicable to costs incurred to develop or obtain internal-use software. Those capitalized costs are to be expensed over the term of the cloud computing arrangement and presented in the same financial statement line items as the service contract and its associated fees. The Bancorp adopted the amended guidance on January 1, 2020 on a prospective basis.

ASU 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate on Financial Reporting and ASU 2021-01 – Reference Rate Reform (Topic 848): Scope
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022.

Standards Issued but Not Yet Adopted
The following accounting standard was issued but not yet adopted by the Bancorp as of December 31, 2020:

ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also clarify and amend existing guidance for other areas of Topic 740. The amended guidance was adopted by the Bancorp on January 1, 2021 either prospectively or retrospectively for the specific amendment based on the transition method prescribed by the FASB. The adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

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
150 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The statement also clarifies that loans modified in response to the COVID-19 pandemic should be evaluated on the basis of their modified terms when reporting loans as past due and evaluating for nonaccrual status and charge-off.

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the termination of the COVID-19 national emergency. The December 31, 2020 expiration date was subsequently extended to January 1, 2022 upon passage of the Consolidated Appropriations Act of 2021. On April 7, 2020, the national banking regulatory agencies revised their previously issued interagency statement to clarify the interactions with the provisions of Section 4013 of the CARES Act.

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

Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 hardship relief programs are generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Those loans and leases that were 30 days or more past due at March 1, 2020 continue to be reported at their March 1, 2020 delinquency status unless the borrower makes supplemental payments to resolve the delinquency. After the conclusion of the payment deferral or forbearance period, borrowers who were delinquent as of March 1, 2020 may be returned to current status once they demonstrate a willingness and ability to repay the loan according to its modified terms. This may be evidenced by payment history after the payment deferral or forbearance period, or by completing an evaluation of the borrower’s creditworthiness upon exit from the Bancorp’s hardship programs.

For loans that received payment deferrals or forbearances as part of the Bancorp’s COVID-19 hardship relief programs, the Bancorp continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan) or added to the customer’s outstanding balance. For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest).

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

For commercial leases that received payment deferrals under the Bancorp’s COVID-19 hardship relief programs, the Bancorp continues to recognize interest income during the deferral period, but the yield is recalculated based on the timing and amount of remaining payments over the remaining lease term. The revised yield is used for prospectively recognizing interest income and adjusting the net investment in the lease. The Bancorp’s hardship relief programs for commercial leases affect the timing of payments but do not generally result in an increase in the rights of the lessor or the obligations of the lessee. Therefore, the Bancorp has elected to forego certain requirements that would typically apply for lease modifications when accounting for the effects of the hardship relief programs.
151 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2020	2019	2018
Cash Payments:
Interest	$825	1,441	1,016
Income taxes	491	726	359

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$926	211	275
Loans and leases held for sale to portfolio loans and leases	49	37	95
Portfolio loans and leases to OREO	12	29	39
Loans and leases held for sale to OREO	2	—	—

Supplemental Disclosures:
Additions to lease liabilities under operating leases	$56	76	—
Additions to lease liabilities under finance leases	110	24	—
Right-of-use assets recognized at adoption of ASU 2016-02	—	509	—
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	—	197	—
(a) Includes $794 of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.
152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects consideration paid and the noncontrolling interest recognized for MB Financial, Inc.’s net assets and the amounts of acquired identifiable assets and liabilities assumed at their fair values as of the acquisition date:

($ in millions)
Consideration paid
Cash payments			$469
Fair value of common stock issued			3,121
Stock-based awards			38
Dividend receivable from MB Financial, Inc.			(20)
Total consideration paid			$3,608
Fair value of noncontrolling interest in acquiree			$197
Net Identifiable Assets Acquired, at Fair Value:
Assets
Cash and due from banks	$1,679
Federal funds sold	35
Other short-term investments	53
Available-for-sale debt and other securities	832
Held-to-maturity securities	4
Equity securities	51
Loans and leases held for sale	12
Portfolio loans and leases	13,414	(a)
Bank premises and equipment	266	(a)
Operating lease equipment	394	(a)
Intangible assets	219	(a)
Servicing rights	263
Other assets	750	(a)
Total assets acquired	$17,972
Liabilities
Deposits	$14,489
Other short-term borrowings	267	(a)
Accrued taxes, interest and expenses	276	(a)
Other liabilities	194	(a)
Long-term debt	727	(a)
Total liabilities assumed	$15,953
Net identifiable assets acquired			$2,019
Goodwill			$1,786
(a)Fair values have been updated from the estimates reported in the March 31, 2019 quarterly report on Form 10-Q.

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
154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other assets
Fair values for ROU assets associated with real estate operating leases were based on current market rental rates for similar properties in the same area, discounted at the Bancorp’s incremental borrowing rates as of the acquisition date. Estimates of current market rental rates were generally based on third- party market rent studies performed for each significant property.

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

Merger-Related Expenses
Direct merger-related expenses related to the acquisition of MB Financial, Inc. were expensed as incurred by the Bancorp and were $16 million and $222 million for the years ended December 31, 2020 and 2019, respectively.

The following table provides a summary of merger-related expenses recorded in noninterest expense for the years ended December 31:

($ in millions)	2020	2019
Compensation and benefits	$4	90
Technology and communications	6	71
Net occupancy expense	4	13
Equipment expense	—	1
Card and processing expense	—	1
Marketing expense	—	7
Other noninterest expense	2	39
Total	$16	222

Pro Forma Information
The following table presents unaudited pro forma information as if the acquisition of MB Financial, Inc. had occurred on January 1, 2018. This pro forma information combines the historical condensed consolidated results of operations of Fifth Third Bancorp and MB Financial,
155 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Unaudited Pro Forma Information
($ in millions)	For the year ended December 31, 2019
Net interest income	$4,918
Noninterest income	3,638
Net income available to common shareholders	2,534

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

ASU 2016-13, which was adopted by the Bancorp on January 1, 2020, superseded the accounting for PCI loans and transitioned to the accounting for PCD loans. As such, the Bancorp no longer recognizes a nonaccretable difference or accretable yield, but instead includes expected credit losses on loans acquired with evidence of credit deterioration as part of the ALLL and amortizes any remaining noncredit discount over the remaining contractual life of the loan as an adjustment to yield. Upon adoption, the Bancorp increased the ALLL by $33 million to reflect expected credit losses on loans previously designated as PCI loans. This amount was added to the amortized cost basis of the loans at transition. After this adjustment, the remaining difference between the amortized cost basis and unpaid principal balance is considered to be a noncredit discount. The noncredit discount totaled $87 million as of January 1, 2020. Refer to Note 1 for additional information about ASU 2016-13 and refer to Note 7 for additional information on the Bancorp’s portfolio of PCD loans.

156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bank Merger
On May 3, 2019 MB Financial Bank, N.A. merged with and into Fifth Third Bank (now Fifth Third Bank, National Association), with Fifth Third Bank, National Association as the surviving entity. Fifth Third Bank, National Association is an indirect subsidiary of Fifth Third Bancorp.

4. Restrictions on Cash, Dividends and Other Capital Actions

Reserve Requirement
The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities when total reservable deposit liabilities are greater than the regulatory exemption, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. As part of the government response to the COVID-19 pandemic, the FRB has taken a range of actions to support the flow of credit to households and businesses, including reducing the reserve requirement to zero effective March 26, 2020. The reserve requirement continued to be zero at December 31, 2020. At December 31, 2019, the Bancorp’s banking subsidiary reserve requirement was $1.7 billion. Additionally, the Bancorp’s banking subsidiary average reserve requirement was $1.7 billion in 2019.

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $1.3 billion and $2.0 billion in dividends during the years ended December 31, 2020 and 2019, respectively. Additionally, a $200 million dividend was paid by MB Financial, Inc. to the Bancorp during the year ended December 31, 2019. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Additionally, as discussed below, during 2020 the FRB took actions in response to the COVID-19 pandemic that limit the amount of cash dividends that the Bancorp may pay to its shareholders.

Capital Actions
The Bancorp is subject to restrictions on its capital actions, primarily as a result of supervisory policies set by the FRB. The Bancorp is required to develop and maintain a capital plan that governs its capacity to pay dividends and execute share repurchases and this plan is required to be submitted to the FRB periodically.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB required large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income. Additionally, on September 30, 2020 the FRB extended the third quarter of 2020 restrictions on share repurchases and dividends to the fourth quarter of 2020, and dividends remain limited according to a formula based on recent income. The Bancorp did not execute any accelerated share repurchase or open market share repurchase transactions during the year ended December 31, 2020 but increased its quarterly common stock dividend to $0.27 per share in the first quarter of 2020.

The FRB also required large banking organizations, including the Bancorp, to reevaluate their longer-term capital plans, and such organizations were required to update and resubmit their capital plans to reflect stresses caused by the COVID-19 pandemic. The Bancorp resubmitted its capital plan as required. The FRB may conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

In December 2020, the FRB announced an extension of its restrictions on distributions through the first quarter of 2021, but with certain modifications. For the first quarter of 2021, both dividends and share repurchases are limited to an amount based on recent income provided the Bancorp does not increase the amount of its common stock dividend. Refer to Note 33 for further information about a subsequent event related to capital actions.

The Bancorp executed accelerated share repurchase and open market share repurchase transactions during the year ended December 31, 2019. For more information related to these transactions, refer to Note 25.
157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Investment Securities
The following table provides the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2020				2019
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$74	4	—	78	74	1	—	75
Obligations of states and political subdivisions securities	17	—	—	17	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,147	768	(8)	11,907	13,746	388	(19)	14,115
Agency commercial mortgage-backed securities	16,745	1,481	(5)	18,221	15,141	564	(12)	15,693
Non-agency commercial mortgage-backed securities	3,323	267	—	3,590	3,242	123	—	3,365
Asset-backed securities and other debt securities	3,152	48	(24)	3,176	2,189	29	(12)	2,206
Other securities(a)	524	—	—	524	556	—	—	556
Total available-for-sale debt and other securities	$34,982	2,568	(37)	37,513	34,966	1,105	(43)	36,028
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$9	—	—	9	15	—	—	15
Asset-backed securities and other debt securities	2	—	—	2	2	—	—	2
Total held-to-maturity securities	$11	—	—	11	17	—	—	17
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $40, $482 and $2, respectively, at December 31, 2020 and $76, $478 and $2, respectively, at December 31, 2019, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2020	2019
Trading debt securities	$560	297
Equity securities	313	564

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $87 million at December 31, 2020, which is presented as a component of other assets in the Consolidated Balance Sheets.

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

158 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents securities gains (losses) recognized in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2020	2019	2018
Available-for-sale debt and other securities:
Realized gains	$47	60	72
Realized losses	(2)	(50)	(82)
OTTI	—	(1)	—
Net realized gains (losses) on available-for-sale debt and other securities	$45	9	(10)
Total trading debt securities gains (losses)	$2	3	(15)
Total equity securities gains (losses)(a)	$17	31	(44)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$64	43	(69)
(a)Includes $7 of net unrealized gains, $26 of net unrealized gains and $45 of net unrealized losses for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)Excludes $5 and $7 of net securities gains for the years ended December 31, 2020 and 2019, respectively, and an insignificant amount of net securities losses for the year ended December 31, 2018 related to securities held by FTS to facilitate the timely execution of customer transactions. These gains (losses) are included in commercial banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

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

At December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the year ended December 31, 2020 related to available-for-sale debt and other securities in an unrealized loss position.

At December 31, 2020 and 2019, investment securities with a fair value of $11.0 billion and $8.1 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity investment securities as of December 31, 2020 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$633	648	2	2
1-5 years	15,881	16,959	7	7
5-10 years	12,214	13,385	—	—
Over 10 years	5,730	5,997	2	2
Other securities	524	524	—	—
Total	$34,982	37,513	11	11
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Agency residential mortgage-backed securities	$426	(8)	1	—	427	(8)
Agency commercial mortgage-backed securities	388	(5)	—	—	388	(5)
Non-agency commercial mortgage-backed securities	2	—	—	—	2	—
Asset-backed securities and other debt securities	520	(7)	603	(17)	1,123	(24)
Total	$1,336	(20)	604	(17)	1,940	(37)
2019
Agency residential mortgage-backed securities	$2,159	(19)	4	—	2,163	(19)
Agency commercial mortgage-backed securities	1,602	(12)	—	—	1,602	(12)
Asset-backed securities and other debt securities	367	(3)	379	(9)	746	(12)
Total	$4,128	(34)	383	(9)	4,511	(43)

At December 31, 2020 and 2019, $1 million and an immaterial amount of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities, respectively.

160 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2020	2019
Loans and leases held for sale:
Commercial and industrial loans	$230	135
Commercial mortgage loans	7	1
Commercial leases	39	—
Residential mortgage loans	4,465	1,264
Total loans and leases held for sale	$4,741	1,400
Portfolio loans and leases:
Commercial and industrial loans(a)	$49,665	50,542
Commercial mortgage loans	10,602	10,963
Commercial construction loans	5,815	5,090
Commercial leases	2,915	3,363
Total commercial loans and leases	68,997	69,958
Residential mortgage loans(b)	15,928	16,724
Home equity	5,183	6,083
Indirect secured consumer loans	13,653	11,538
Credit card	2,007	2,532
Other consumer loans	3,014	2,723
Total consumer loans	39,785	39,600
Total portfolio loans and leases	$108,782	109,558
(a)Includes $4.8 billion, as of December 31, 2020, related to the SBA’s Paycheck Protection Program.
(b)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 17 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $280 million as of December 31, 2020 and $354 million as of December 31, 2019. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $251 million and $249 million as of December 31, 2020 and 2019, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $350 million at December 31, 2020, which is presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.5 billion and $16.7 billion at December 31, 2020 and 2019, respectively, pledged at the FHLB, and loans of $37.8 billion and $47.3 billion at December 31, 2020 and 2019, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:
161 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value		90 Days Past Due and Still Accruing		Net Charge-Offs (Recoveries)
($ in millions)	2020	2019	2020	2019	2020	2019
Commercial and industrial loans	$49,895	50,677	39	11	198	103
Commercial mortgage loans	10,609	10,964	8	15	45	(2)
Commercial construction loans	5,815	5,090	—	—	—	—
Commercial leases	2,954	3,363	1	—	23	7
Residential mortgage loans	20,393	17,988	70	50	2	4
Home equity	5,183	6,083	2	1	5	18
Indirect secured consumer loans	13,653	11,538	10	10	32	50
Credit card	2,007	2,532	31	42	126	134
Other consumer loans	3,014	2,723	2	1	40	55
Total loans and leases	$113,523	110,958	163	130	471	369
Less: Loans and leases held for sale	$4,741	1,400
Total portfolio loans and leases	$108,782	109,558

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

The following table presents the components of the net investment in leases as of December 31:

($ in millions)(a)	2020	2019
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,400	2,196
Unguaranteed residual assets (present value)	181	220
Net discount on acquired leases	(1)	(7)
Net investment in sales-type leases:
Lease payment receivable (present value)	976	510
Unguaranteed residual assets (present value)	36	15
(a)Excludes $323 and $429 of leveraged leases at December 31, 2020 and 2019, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 was $64 million and $88 million, respectively, for direct financing leases and $28 million and $13 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for 2021 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2020 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2021	$470	297
2022	360	253
2023	227	183
2024	161	132
2025	115	69
Thereafter	164	129
Total undiscounted cash flows	$1,497	1,063
Less: Difference between undiscounted cash flows and discounted cash flows	97	87
Present value of lease payments (recognized as lease receivables)	$1,400	976

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $29 million at December 31, 2020 to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. The Bancorp maintained an allowance of $17 million at December 31, 2019 to cover the inherent losses, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 7 for additional information on credit quality and the ALLL.
162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged-off(b)	(282)	(9)	(320)	—	(611)
Recoveries of losses previously charged-off(b)	16	7	117	—	140
Provision for loan and lease losses	852	27	200	—	1,079
Balance, end of period	$1,456	294	703	—	2,453
(a)Includes $31, $2 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $42 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(127)	(9)	(374)	—	(510)
Recoveries of losses previously charged-off(a)	19	5	117	—	141
Provision for (benefit from) loan and lease losses	173	(4)	288	11	468
Balance, end of period	$710	73	298	121	1,202
(a)The Bancorp recorded $48 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2018 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$753	89	234	120	1,196
Losses charged-off(a)	(157)	(13)	(280)	—	(450)
Recoveries of losses previously charged-off(a)	25	6	89	—	120
Provision for (benefit from) loan and lease losses	24	(1)	224	(10)	237
Balance, end of period	$645	81	267	110	1,103
(a)The Bancorp recorded $29 in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$114	68	43	225
Collectively evaluated	1,342	226	660	2,228
Total ALLL	$1,456	294	703	2,453
Portfolio loans and leases:(b)
Individually evaluated	$962	628	273	1,863
Collectively evaluated	67,701	15,073	23,569	106,343
Purchased credit deteriorated(c)	334	66	15	415
Total portfolio loans and leases	$68,997	15,767	23,857	108,621
(a)Includes $3 related to commercial leveraged leases at December 31, 2020.
(b)Excludes $161 of residential mortgage loans measured at fair value and includes $323 of commercial leveraged leases, net of unearned income, at December 31, 2020.
(c)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 17 for further information.

163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For loans and leases that are collectively evaluated, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. Refer to Note 1 for additional information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

164 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class and vintage:

As of December 31, 2020 ($ in millions)	Term Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,042	2,144	1,114	700	471	703	31,657	—	43,831
Special mention	66	46	167	46	5	21	2,317	—	2,668
Substandard	119	80	107	60	39	104	2,639	—	3,148
Doubtful	—	2	9	—	—	—	7	—	18
Total commercial and industrial loans	$7,227	2,272	1,397	806	515	828	36,620	—	49,665
Commercial mortgage owner-occupied loans:
Pass	$1,047	655	416	288	249	420	1,025	—	4,100
Special mention	58	12	16	7	2	17	64	—	176
Substandard	211	17	33	7	13	30	88	—	399
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,316	684	465	302	264	467	1,177	—	4,675
Commercial mortgage nonowner-occupied loans:
Pass	$902	679	548	247	223	341	1,626	—	4,566
Special mention	252	68	17	8	36	9	416	—	806
Substandard	149	3	49	14	2	25	301	—	543
Doubtful	12	—	—	—	—	—	—	—	12
Total commercial mortgage nonowner-occupied loans	$1,315	750	614	269	261	375	2,343	—	5,927
Commercial construction loans:
Pass	$98	49	27	—	9	12	4,721	—	4,916
Special mention	67	—	—	—	—	—	591	—	658
Substandard	8	—	—	—	—	—	233	—	241
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$173	49	27	—	9	12	5,545	—	5,815
Commercial leases:
Pass	$622	374	315	369	314	824	—	—	2,818
Special mention	5	16	5	—	—	—	—	—	26
Substandard	7	4	16	21	6	17	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$634	394	336	390	320	841	—	—	2,915
Total commercial loans and leases:
Pass	$9,711	3,901	2,420	1,604	1,266	2,300	39,029	—	60,231
Special mention	448	142	205	61	43	47	3,388	—	4,334
Substandard	494	104	205	102	60	176	3,261	—	4,402
Doubtful	12	2	9	—	—	—	7	—	30
Total commercial loans and leases	$10,665	4,149	2,839	1,767	1,369	2,523	45,685	—	68,997

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2019 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$47,671	1,423	1,406	42	50,542
Commercial mortgage owner-occupied loans	4,421	162	293	4	4,880
Commercial mortgage nonowner-occupied loans	5,866	135	82	—	6,083
Commercial construction loans	4,963	52	75	—	5,090
Commercial leases	3,222	53	88	—	3,363
Total commercial loans and leases	$66,143	1,825	1,944	46	69,958
165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$49,421	119	125	244	49,665	39
Commercial mortgage owner-occupied loans	4,645	7	23	30	4,675	7
Commercial mortgage nonowner-occupied loans	5,860	31	36	67	5,927	1
Commercial construction loans	5,808	7	—	7	5,815	—
Commercial leases	2,906	7	2	9	2,915	1
Total portfolio commercial loans and leases	$68,640	171	186	357	68,997	48
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2019 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$50,305	133	104	237	50,542	11
Commercial mortgage owner-occupied loans	4,853	4	23	27	4,880	9
Commercial mortgage nonowner-occupied loans	6,072	5	6	11	6,083	6
Commercial construction loans	5,089	1	—	1	5,090	—
Commercial leases	3,338	11	14	25	3,363	—
Total portfolio commercial loans and leases	$69,657	154	147	301	69,958	26
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

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 for additional delinquency and nonperforming information. Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Refer to Note 1 for additional information.

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 ($ in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$4,006	2,128	827	1,635	2,301	4,719	—	—	15,616
30-89 days past due	1	1	3	3	1	12	—	—	21
90 days or more past due	—	6	2	7	7	48	—	—	70
Total performing	4,007	2,135	832	1,645	2,309	4,779	—	—	15,707
Nonperforming	1	—	2	2	3	52	—	—	60
Total residential mortgage loans(b)	$4,008	2,135	834	1,647	2,312	4,831	—	—	15,767
Home equity:
Performing:
Current	$11	24	30	4	2	153	4,825	10	5,059
30-89 days past due	—	—	—	—	—	3	33	—	36
90 days or more past due	—	—	—	—	—	2	—	—	2
Total performing	11	24	30	4	2	158	4,858	10	5,097
Nonperforming	—	—	—	—	—	10	75	1	86
Total home equity	$11	24	30	4	2	168	4,933	11	5,183
Indirect secured consumer loans:
Performing:
Current	$6,626	3,752	1,678	860	372	214	—	—	13,502
30-89 days past due	25	41	31	17	7	4	—	—	125
90 days or more past due	1	2	3	2	1	1	—	—	10
Total performing	6,652	3,795	1,712	879	380	219	—	—	13,637
Nonperforming	1	5	4	3	2	1	—	—	16
Total indirect secured consumer loans	$6,653	3,800	1,716	882	382	220	—	—	13,653
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,914	—	1,914
30-89 days past due	—	—	—	—	—	—	30	—	30
90 days or more past due	—	—	—	—	—	—	31	—	31
Total performing	—	—	—	—	—	—	1,975	—	1,975
Nonperforming	—	—	—	—	—	—	32	—	32
Total credit card	$—	—	—	—	—	—	2,007	—	2,007
Other consumer loans
Performing:
Current	$883	546	437	178	32	40	878	1	2,995
30-89 days past due	2	5	4	2	—	—	2	—	15
90 days or more past due	—	2	—	—	—	—	—	—	2
Total performing	885	553	441	180	32	40	880	1	3,012
Nonperforming	—	—	—	—	—	1	1	—	2
Total other consumer loans	$885	553	441	180	32	41	881	1	3,014
Total residential mortgage and consumer loans
Performing:
Current	$11,526	6,450	2,972	2,677	2,707	5,126	7,617	11	39,086
30-89 days past due	28	47	38	22	8	19	65	—	227
90 days or more past due	1	10	5	9	8	51	31	—	115
Total performing	11,555	6,507	3,015	2,708	2,723	5,196	7,713	11	39,428
Nonperforming	2	5	6	5	5	64	108	1	196
Total residential mortgage and consumer loans(b)	$11,557	6,512	3,021	2,713	2,728	5,260	7,821	12	39,624
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2020, $103 of these loans were 30-89 days past due and $242 were 90 days or more past due. The Bancorp recognized $3 of losses during the year ended December 31, 2020 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $161 of residential mortgage loans measured at fair value at December 31, 2020.
167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status:

As of December 31, 2019 ($ in millions)	Performing	Nonperforming
Residential mortgage loans(a)	$16,450	91
Home equity	5,989	94
Indirect secured consumer loans	11,531	7
Credit card	2,505	27
Other consumer loans	2,721	2
Total residential mortgage and consumer loans(a)	$39,196	221
(a)Excludes $183 of residential mortgage loans measured at fair value at December 31, 2019.

Age Analysis of Past Due Consumer Loans
The following table summarizes the Bancorp’s amortized cost basis of portfolio consumer loans, by age and class:

	Current Loans and Leases(b)(c)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2019 ($ in millions)		30-89 Days(c)	90 Days or More(c)	Total Past Due
Residential mortgage loans(a)	$16,372	27	142	169	16,541	50
Consumer loans:
Home equity	5,965	61	57	118	6,083	1
Indirect secured consumer loans	11,389	132	17	149	11,538	10
Credit card	2,434	50	48	98	2,532	42
Other consumer loans	2,702	18	3	21	2,723	1
Total portfolio consumer loans(a)	$38,862	288	267	555	39,417	104
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
(c)Includes accrual and nonaccrual loans.

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class:

As of December 31, 2020 ($ in millions)	Amortized Cost Basis
Commercial loans and leases:
Commercial and industrial loans	$810
Commercial mortgage owner-occupied loans	101
Commercial mortgage nonowner-occupied loans	82
Commercial construction loans	19
Commercial leases	6
Total commercial loans and leases	1,018
Residential mortgage loans	80
Consumer loans:
Home equity	71
Indirect secured consumer loans	9
Other consumer loans	—
Total consumer loans	80
Total portfolio loans and leases	$1,178

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

168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property:

As of December 31, 2020 ($ in millions)				For the year ended December 31, 2020
	With an ALLL	No Related ALLL	Total	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$213	260	473	8
Commercial mortgage owner-occupied loans	20	60	80	—
Commercial mortgage nonowner-occupied loans	34	43	77	1
Commercial construction loans	1	—	1	—
Commercial leases	6	1	7	1
Total nonaccrual portfolio commercial loans and leases	274	364	638	10
Residential mortgage loans	11	49	60	28
Consumer loans:
Home equity	55	31	86	9
Indirect secured consumer loans	8	8	16	—
Credit card	32	—	32	4
Other consumer loans	2	—	2	—
Total nonaccrual portfolio consumer loans	97	39	136	13
Total nonaccrual portfolio loans and leases(a)(b)	$382	452	834	51
OREO and other repossessed property	—	30	30	—
Total nonperforming portfolio assets(a)(b)	$382	482	864	51
(a)Excludes $5 of nonaccrual loans held for sale and $1 of nonaccrual restructured loans held for sale.
(b)Includes $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $17 are restructured nonaccrual government insured commercial loans.

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

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $136 million and $212 million as of December 31, 2020 and 2019, respectively.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the
169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell. Certain loan modifications which were made in response to the COVID-19 pandemic were not evaluated for classification as a TDR. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 for additional information.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $67 million and $72 million, respectively, as of December 31, 2020 compared with $41 million and $58 million, respectively, as of December 31, 2019.

The following tables provide a summary of portfolio loans and leases, by class, modified in a TDR by the Bancorp during the years ended December 31:

2020 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	124	$305	26	7
Commercial mortgage owner-occupied loans	43	58	(11)	—
Commercial mortgage nonowner-occupied loans	19	44	(2)	—
Commercial construction loans	3	21	1	—
Residential mortgage loans	424	58	1	—
Consumer loans:
Home equity	147	7	(4)	—
Indirect secured consumer loans	70	—	—	—
Credit card	5,701	32	11	1
Total portfolio loans	6,531	$525	22	8
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

2019 ($ in millions)(a)(b)	Number of Loans Modified in a TDR During the Year(c)	Recorded Investment in Loans Modified in a TDR During the Year	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	97	$223	(19)	5
Commercial mortgage owner-occupied loans	15	12	—	—
Commercial mortgage nonowner-occupied loans	1	—	—	—
Residential mortgage loans	722	101	1	—
Consumer loans:
Home equity	80	4	—	—
Indirect secured consumer loans	100	—	—	—
Credit card	6,041	34	8	3
Total portfolio loans	7,056	$374	(10)	8
(a)Excludes all loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Excludes loans classified as TDRs as a result of the Bancorp’s conformance to OCC guidance with regard to non-reaffirmed loans included in Chapter 7 bankruptcy filings.
(c)Represents number of loans post-modification and excludes loans previously modified in a TDR.
170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 ($ in millions)(a)	Number of Loans Modified in a TDR During the Year(b)	Recorded Investment in Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	54	$200	1	7
Commercial mortgage owner-occupied loans	6	3	(1)	—
Commercial mortgage nonowner-occupied loans	3	—	—	—
Residential mortgage loans	1,128	168	4	—
Consumer loans:
Home equity	111	7	—	—
Indirect secured consumer loans	84	—	—	—
Credit card	7,483	37	9	2
Total portfolio loans	8,869	$415	13	9
(a)Excludes all loans acquired with deteriorated credit quality which were accounted for within a pool.
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

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2020, 2019 and 2018 and were within 12 months of the restructuring date:

December 31, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	13	$5
Commercial mortgage owner-occupied loans	8	3
Commercial mortgage nonowner-occupied loans	3	11
Residential mortgage loans	149	23
Consumer loans:
Home equity	6	—
Indirect secured consumer loans	18	—
Credit card	260	1
Total portfolio loans	457	$43
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

December 31, 2019 ($ in millions)(a)(b)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	12	$20
Commercial mortgage owner-occupied loans	4	1
Commercial mortgage nonowner-occupied loans	1	—
Residential mortgage loans	274	42
Consumer loans:
Home equity	15	—
Credit card	655	3
Total portfolio loans	961	$66
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Excludes loans classified as TDRs as a result of the Bancorp’s conformance to OCC guidance with regard to non-reaffirmed loans included in Chapter 7 bankruptcy filings.
171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	8	$61
Commercial mortgage owner-occupied loans	2	—
Residential mortgage loans	225	35
Consumer loans:
Home equity	10	—
Credit card	655	4
Total portfolio loans	900	$100
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

8. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2020	2019
Land and improvements(a)				$636	639
Buildings(a)	1	-	30 years	1,612	1,575
Equipment	2	-	20 years	2,302	2,126
Leasehold improvements	1	-	30 years	467	432
Construction in progress(a)				108	85
Bank premises and equipment held for sale:
Land and improvements				27	8
Buildings				8	18
Equipment				—	1
Accumulated depreciation and amortization				(3,072)	(2,889)
Total bank premises and equipment				$2,088	1,995
(a)At December 31, 2020 and 2019, land and improvements, buildings and construction in progress included $46 and $51, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $256 million, $255 million and $238 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During the second quarter of 2018, the Bancorp adopted a plan to close approximately 100 to 125 branches over the next three years, exclusive of branches identified for closure as part of the MB Financial, Inc. acquisition. As of December 31, 2020, 102 branches have been closed under this plan. Additionally, the Bancorp has identified 36 branches that it expects to close in the first quarter of 2021 and seven in the second quarter of 2021.

As a result of the MB Financial, Inc. acquisition, the Bancorp identified 46 branches in the Chicago market that it planned to close. Of these locations, 45 were closed in the third quarter of 2019 and the final location was closed in the first quarter of 2020. These 46 branches were not part of the aforementioned plan and were in addition to the branch in the Chicago market that the Bancorp closed in November 2018. In addition, the Bancorp previously identified 11 other non-branch locations that it planned to sell that were acquired from MB Financial, Inc. These locations had a fair value, less cost to sell, of $15 million. Of these locations, eight have been sold as of December 31, 2020.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $30 million, $28 million and $45 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2019, impairment charges included $14 million associated with Fifth Third branches in the Chicago market that were assessed for impairment as a result of the MB Financial, Inc. acquisition. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Operating Lease Equipment
Operating lease equipment was $777 million and $848 million at December 31, 2020 and 2019, respectively, net of accumulated depreciation of $290 million and $237 million at December 31, 2020 and 2019, respectively. The Bancorp recorded lease income of $156 million, $151 million and $84 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation expense related to operating lease equipment was $126 million, $122 million and $73 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Bancorp received payments of $161 million and $157 million related to operating leases during the years ended December 31, 2020 and 2019, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $7 million, $3 million and $4 million of impairment losses associated with operating lease assets for the years ended December 31, 2020, 2019 and 2018, respectively. The recognized impairment losses were recorded in leasing business revenue in the Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for 2021 through 2025 and thereafter:

As of December 31, 2020 ($ in millions)	Undiscounted Cash Flows
2021	$143
2022	119
2023	91
2024	55
2025	34
Thereafter	51
Total operating lease payments	$493

10. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2020	2019
Assets
Operating lease right-of-use assets	Other assets	$423	473
Finance lease right-of-use assets	Bank premises and equipment	129	34
Total right-of-use assets(a)		$552	507
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$527	555
Finance lease liabilities	Long-term debt	130	35
Total lease liabilities		$657	590
(a)Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $152 and $29, respectively, as of December 31, 2020, and $75 and $27, respectively, as of December 31, 2019.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2020	2019
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$11	6
Interest on lease liabilities	Interest on long-term debt	3	1
Total finance lease costs		$14	7
Operating lease cost	Net occupancy expense	$110	96
Short-term lease cost	Net occupancy expense	1	1
Variable lease cost	Net occupancy expense	29	30
Sublease income	Net occupancy expense	(3)	(3)
Total operating lease costs		$137	124
Total lease costs		$151	131

Gross occupancy expense for cancelable and noncancelable leases, which was included in net occupancy expense in the Consolidated Statements of Income, was $101 million for the year ended December 31, 2018.
173 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $8 million and $15 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the years ended December 31, 2020 and 2019, respectively. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2021 through 2025 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of December 31, 2020 ($ in millions)	Operating Leases	Finance Leases	Total
2021	$86	18	104
2022	81	19	100
2023	74	16	90
2024	65	17	82
2025	58	10	68
Thereafter	246	78	324
Total undiscounted cash flows	$610	158	768
Less: Difference between undiscounted cash flows and discounted cash flows	83	28	111
Present value of lease liabilities	$527	130	657

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2020	2019
Weighted-average remaining lease term (years):
Operating leases	9.06	9.48
Finance leases	12.93	14.17
Weighted-average discount rate:
Operating leases	3.05%	3.19
Finance leases	2.39	4.30

The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$91	97
Operating cash flows from finance leases	3	1
Financing cash flows from finance leases	11	5

Gains on sale and leaseback transactions	3	5
(a)The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

174 Fifth Third Bancorp

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

The Bancorp completed its annual goodwill impairment test as of September 30, 2020 and the estimated fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units exceeded their carrying amounts, including goodwill. The Bancorp performed a qualitative assessment of its goodwill as of December 31, 2020 in consideration of the overall economic impact of the COVID-19 pandemic as well as the uncertainties it has introduced. Based upon this assessment, the Bancorp concluded that it was not more likely than not that the fair values of its reporting units were less than their carrying amounts.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2020 and 2019 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$1,380	1,655	215	193	—	3,443
Accumulated impairment losses	(750)	—	(215)	—	—	(965)
Net carrying amount as of December 31, 2018	$630	1,655	—	193	—	2,478
Acquisition activity	1,324	391	—	62	—	1,777
Sale of business	—	—	—	(3)	—	(3)
Net carrying amount as of December 31, 2019	$1,954	2,046	—	252	—	4,252
Acquisition activity	26	1	—	1	—	28
Sale of business	—	—	—	(22)	—	(22)
Net carrying amount as of December 31, 2020	$1,980	2,047	—	231	—	4,258

175 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Intangible Assets
Intangible assets consist of core deposit intangibles, customer relationships, operating leases, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Consolidated Statements of Income.

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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2020
Core deposit intangibles	$229	(116)	113
Customer relationships	24	(5)	19
Operating leases	17	(12)	5
Other	3	(1)	2
Total intangible assets	$273	(134)	139
As of December 31, 2019
Core deposit intangibles	$229	(70)	159
Customer relationships	29	(6)	23
Operating leases	23	(9)	14
Non-compete agreements	13	(11)	2
Other	4	(1)	3
Total intangible assets	$298	(97)	201

As of December 31, 2020, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $55 million, $54 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2020. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2021 through 2025 is as follows:

($ in millions)	Total
2021	$43
2022	33
2023	24
2024	16
2025	9

176 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Consolidated VIEs
The Bancorp has consolidated VIEs related to certain automobile loan securitizations where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Consolidated Balance Sheets for consolidated VIEs as of:

($ in millions)	December 31, 2020	December 31, 2019
Assets:
Other short-term investments	$55	74
Indirect secured consumer loans	756	1,354
ALLL	(7)	(7)
Other assets	5	8
Total assets	$809	1,429
Liabilities:
Other liabilities	$2	2
Long-term debt	656	1,253
Total liabilities	$658	1,255

In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million were retained by the Bancorp. Refer to Note 18 for further information. The Bancorp also has previously completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. In each of these securitization transactions, the primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. The third party holders of the asset-backed notes do not have recourse to the general assets of the Bancorp.

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

177 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	478	1,546
Private equity investments	117	—	200
Loans provided to VIEs	2,420	—	3,649
Lease pool entities	73	—	73

December 31, 2019 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,435	428	1,435
Private equity investments	89	—	164
Loans provided to VIEs	2,715	—	4,083
Lease pool entities	74	—	74

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

At December 31, 2020 and 2019, the Bancorp’s CDC investments included $1.3 billion and $1.2 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $478 million and $428 million at December 31, 2020 and 2019, respectively. The unfunded commitments as of December 31, 2020 are expected to be funded from 2021 to 2036.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income related to these investments for the years ended December 31:

($ in million)	Consolidated Statements of Income Caption(a)	2020	2019	2018
Proportional amortization	Applicable income tax expense	$150	140	154
Tax credits and other benefits	Applicable income tax expense	(175)	(163)	(192)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2020, 2019 and 2018.

Private equity investments
The Bancorp invests as a limited partner in private equity investments which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The
178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2020 and 2019, the Bancorp’s unfunded commitment amounts to the private equity funds were $83 million and $75 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $19 million and $12 million during the years ended December 31, 2020 and 2019, respectively. The Bancorp did not recognize OTTI associated with certain nonconforming investments affected by the Volcker Rule during the years ended December 31, 2020 and 2019 and recognized $8 million for the year ended December 31, 2018.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 6. As of December 31, 2020 and 2019, the Bancorp’s unfunded commitments to these entities were $1.2 billion and $1.4 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Lease pool entities
The Bancorp is a co-investor with other unrelated leasing companies in three LLCs designed for the purpose of purchasing pools of residual interests in leases which have been originated or purchased by the other investing member. For each LLC, the leasing company is the managing member and has full authority over the day-to-day operations of the entity. While the Bancorp holds more than 50% of the equity interests in each LLC, the operating agreements require both members to consent to significant corporate actions, such as liquidating the entity or removing the manager. In addition, the Bancorp has a preference with regards to distributions such that all of the Bancorp’s equity contribution for each pool must be distributed, plus a pre-defined rate of return, before the other member may receive distributions. The leasing company is also entitled to the return of its investment plus a pre-defined rate of return before any residual profits are distributed to the members.

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

179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2020, 2019 and 2018. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2020	2019	2018
Residential mortgage loan sales(a)	$11,827	7,781	5,078

Origination fees and gains on loan sales	315	175	100
Gross mortgage servicing fees	263	267	216
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2020	2019
Balance, beginning of period	$993	938
Servicing rights originated	184	142
Servicing rights purchased	44	26
Servicing rights obtained in acquisition	—	263
Changes in fair value:
Due to changes in inputs or assumptions(a)	(311)	(203)
Other changes in fair value(b)	(254)	(173)
Balance, end of period	$656	993
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2020	2019	2018
Securities gains (losses), net -non-qualifying hedges on MSRs	$2	3	(15)
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	307	221	(21)
MSR fair value adjustment due to changes in inputs or assumptions(a)	(311)	(203)	42
(a)Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

		2020			2019
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.9	12.1%	727	5.9	12.6%	530
Servicing rights	Adjustable	3.8	18.3%	681	—	—	—
180 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2020 and 2019, the Bancorp serviced $68.8 billion and $80.7 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2020, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
($ in millions)(a)					Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
				Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$649	4.2	17.8%	$(21)	(41)	(91)	723	$(16)	(30)
Servicing rights	Adjustable	7	3.5	22.6	(1)	(1)	(2)	950	—	—
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
181 Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2020 and 2019, the balance of collateral held by the Bancorp for derivative assets was $1.0 billion and $894 million, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $1.1 billion and $623 million were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2020 and 2019, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $42 million and $17 million as of December 31, 2020 and 2019, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2020 and 2019, the balance of collateral posted by the Bancorp for derivative liabilities was $463 million and $347 million, respectively. Additionally, $1.1 billion and $488 million of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2020 and 2019, respectively, and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2020 and 2019, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.
182 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	528	—
Total fair value hedges		528	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	244	—
Interest rate swaps related to C&I loans	8,000	16	2
Total cash flow hedges		260	2
Total derivatives designated as qualifying hedging instruments		788	2
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,910	202	1
Forward contracts related to residential mortgage loans held for sale	2,903	1	16
Swap associated with the sale of Visa, Inc. Class B Shares	3,588	—	201
Foreign exchange contracts	204	—	3
Interest rate contracts for collateral management	12,000	3	1
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives - risk management and other business purposes		206	222
Free-standing derivatives - customer accommodation:
Interest rate contracts(a)	77,806	1,238	265
Interest rate lock commitments	1,830	57	—
Commodity contracts	7,762	375	359
Foreign exchange contracts	14,587	255	224
Total free-standing derivatives - customer accommodation		1,925	848
Total derivatives not designated as qualifying hedging instruments		2,131	1,070
Total		$2,919	1,072
(a)Derivative assets and liabilities are presented net of variation margin of $47 and $1,063, respectively.
183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2020, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2020 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2020	2019	2018
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$134	152	(36)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(133)	(147)	41

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2020	2019
Carrying amount of the hedged items	Long-term debt	$2,478	3,093
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	534	402

184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2020, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2020, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 48 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2020 and 2019, $718 million and $422 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2020, $226 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to December 31, 2020.

During both the years ended December 31, 2020 and 2019, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2020	2019	2018
Amount of pre-tax net gains recognized in OCI	$611	348	214
Amount of pre-tax net gains (losses) reclassified from OCI into net income	237	16	(2)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes
As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBA securities and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the spread between mortgage rates and LIBOR because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

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

In conjunction with the sale of Visa, Inc. Class B Shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 29 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The Bancorp entered into certain interest rate swap contracts for the purpose of managing its collateral positions across two central clearing parties. These interest rate swaps were perfectly offsetting positions that allowed the Bancorp to lower the cash posted as required initial margin at the central clearing parties, which reduced its credit exposure to the central clearing parties. Given that all relevant terms for these interest rate swaps are offsetting, these trades create no additional market risk for the Bancorp.

As part of the LIBOR to SOFR transition, the Bancorp received certain interest rate swap contracts from the two central clearing parties that are moving from an Effective Federal Funds Rate discounting curve to a SOFR discounting curve. The purpose of these interest rate swaps was to neutralize the impact on collateral requirements due to the change in discounting curves implemented by the central clearing parties.

185 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2020	2019	2018
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(12)	4	(8)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	307	221	(21)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	(7)	10
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(103)	(107)	(59)

Free-Standing Derivative Instruments – Customer Accommodation
The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of commercial banking revenue or other noninterest income in the Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2020 and 2019, the total notional amount of the risk participation agreements was $3.4 billion and $3.9 billion, respectively, and the fair value was a liability of $8 million at both December 31, 2020 and 2019 which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2020, the risk participation agreements had a weighted-average remaining life of 3.5 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2020	2019
Pass	$3,231	3,841
Special mention	113	86
Substandard	52	16
Total	$3,396	3,943

186 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2020	2019	2018
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$36	40	32
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(22)	(15)	—
Interest rate lock commitments	Mortgage banking net revenue	271	144	70
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	15	8	9
Commodity contracts for customers (credit losses)	Other noninterest expense	(1)	—	—
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(2)	1	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	55	49	55
Foreign exchange contracts for customers (contract revenue)	Other noninterest expense	(11)	12	14
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	1

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2020 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$2,862	(621)	(755)	1,486
Total assets	2,862	(621)	(755)	1,486

Liabilities:
Derivatives	1,072	(621)	(221)	230
Total liabilities	$1,072	(621)	(221)	230
(a) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

187 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2020	2019
Derivative instruments	$2,919	1,673
Accounts receivable and drafts-in-process	2,121	2,278
Bank owned life insurance	2,003	1,960
Partnership investments	1,872	1,729
Accrued interest and fees receivable	486	424
Operating lease right-of-use assets	423	473
Worldpay, Inc. TRA receivable	321	345
Income tax receivable	166	32
Prepaid expenses	129	101
OREO and other repossessed property	30	64
Other	279	111
Total other assets	$10,749	9,190

188 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes short-term borrowings and weighted-average rates:

	2020		2019
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$300	0.14%	$260	1.49%
Other short-term borrowings	1,192	0.19	1,011	1.24
Average for the years ended December 31:
Federal funds purchased	$385	0.58%	$1,267	2.26%
Other short-term borrowings	1,709	0.81	1,046	2.67
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$1,625		$2,693
Other short-term borrowings	4,542		4,046

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2020	2019
Securities sold under repurchase agreements	$679	469
Derivative collateral	474	542
Other secured borrowings	39	—
Total other short-term borrowings	$1,192	1,011

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2020 and 2019, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements have an overnight remaining contractual maturity.

As of December 31, 2020, other secured borrowings primarily includes obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability on the balance sheet, regardless of the intent to repurchase the loans.
189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2020	2019
Parent Company
Senior:
Fixed-rate notes	2020	2.875%	$—	1,099
Floating-rate notes(b)	2021	0.70%	250	250
Fixed-rate notes	2022	2.60%	699	699
Fixed-rate notes	2022	3.50%	499	499
Fixed-rate notes	2023	1.625%	498	—
Fixed-rate notes	2024	3.65%	1,494	1,493
Fixed-rate notes	2025	2.375%	747	746
Fixed-rate notes	2027	2.55%	746	—
Fixed-rate notes	2028	3.95%	647	646
Subordinated:(a)
Fixed-rate notes	2024	4.30%	748	748
Fixed-rate notes	2038	8.25%	1,433	1,333
Subsidiaries
Senior:
Fixed-rate notes	2020	2.20%	—	752
Floating-rate notes(c)	2020	2.186%	—	300
Fixed-rate notes	2021	2.25%	1,249	1,249
Fixed-rate notes	2021	2.875%	849	848
Fixed-rate notes	2021	3.35%	506	508
Floating-rate notes(b)	2021	0.655%	300	299
Floating-rate notes(b)	2022	0.854%	300	299
Fixed-rate notes	2023	1.80%	648	—
Fixed-rate notes	2025	3.95%	836	797
Fixed-rate notes	2027	2.25%	598	—
Subordinated:(a)
Fixed-rate bank notes	2026	3.85%	748	748
Fixed-rate bank notes	2027	4.00%	172	171
Junior subordinated:
Floating-rate debentures(b)	2035	1.73%	-	1.91%	54	53
FHLB advances	2021	-	2047	0.05%	-	5.91	67	91
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2022	-	2026	1.80%	-	2.69%	623	1,147
Floating-rate notes(b)	2022	0.33%	—	42
Other	2021	-	2041	Varies	262	153
Total	$14,973	14,970
(a)In aggregate, $2.8 billion and $2.7 billion qualifies as Tier II capital for regulatory capital purposes for the years ended December 31, 2020 and 2019, respectively.
(b)These rates reflect the floating rates as of December 31, 2020.
(c)These rates reflect the floating rates as of December 31, 2019.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2020 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total
2021	$250	2,912	3,162
2022	1,198	325	1,523
2023	498	1,143	1,641
2024	2,242	98	2,340
2025	747	910	1,657
Thereafter	2,826	1,824	4,650
Total	$7,761	7,212	14,973

190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.5 billion, net discounts of $19 million, debt issuance costs of $31 million and additions for mark-to-market adjustments on its hedged debt of $534 million. At December 31, 2019, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.6 billion, net discounts of $18 million, debt issuance costs of $33 million and additions for mark-to-market adjustments on its hedged debt of $402 million. The Bancorp was in compliance with all debt covenants at December 31, 2020 and 2019.

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

On May 5, 2020, the Bancorp issued and sold $1.25 billion in aggregate principal amount of senior fixed-rate notes. The notes consisted of $500 million of 1.625% senior fixed-rate notes, with a maturity of three years, due on May 5, 2023; and $750 million of 2.55% senior fixed-rate notes, with a maturity of seven years, due on May 5, 2027. The 1.625% and 2.55% senior fixed-rate notes will be redeemable on or after April 5, 2023 and April 5, 2027, respectively (the respective “Applicable Par Call Date”), in whole or in part, at any time and from time to time, at the Bancorp’s option at a redemption price equal to 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. Additionally, the 1.625% and 2.55% senior fixed-rate notes will be redeemable at the Bancorp’s option, in whole or in part, at any time or from time to time, on or after November 2, 2020, and prior to the notes’ respective Applicable Par Call Date, in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and
191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest on the senior fixed-rate notes being redeemed that would be due if the senior fixed-rate notes to be redeemed matured on their respective Applicable Par Call Date (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus either 25 bps (for the 1.625% senior fixed-rate notes) or 35 bps (for the 2.55% senior fixed-rate notes), as the case may be.

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to floating-rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating-rate and paid a rate of 3.27% at December 31, 2020.

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

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2020, $19.1 billion was available for future issuance under the global bank note program.

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

On January 31, 2020, the Bank issued and sold, under its bank notes program, $1.25 billion in aggregate principal amount of senior fixed-rate notes. The bank notes consisted of $650 million of 1.80% senior fixed-rate notes, with a maturity of three years, due on January 30, 2023; and $600 million of 2.25% senior fixed-rate notes, with a maturity of seven years, due on February 1, 2027. On or after the date that is 30 days before the maturity date, the 1.80% senior fixed-rate notes will be redeemable, in whole or in part, at any time and from time to time, at the Bank’s option at a redemption price equal to 100% of the aggregate principal amount of the 1.80% senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. The 2.25% senior fixed-rate notes will be redeemable at the Bank’s option, in whole or in part, at any time or from time to time, on or after July 31, 2020, and prior to January 4, 2027 (the
192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
“Applicable Par Call Date”), in each case at a redemption price, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, equal to the greater of: (a) 100% of the aggregate principal amount of the 2.25% senior fixed-rate notes being redeemed on that redemption date; and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the 2.25% senior fixed-rate notes being redeemed that would be due if the 2.25% senior fixed-rate notes to be redeemed matured on the Applicable Par Call Date (not including any portion of such payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus the Applicable Spread for the Notes to be redeemed. Additionally, on or after January 4, 2027, the 2.25% senior fixed-rate notes will also be redeemable, in whole or in part, at any time and from time to time, at the Bank’s option at a redemption price equal to 100% of the aggregate principal amount of the 2.25% senior fixed-rate notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

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

FHLB advances
At December 31, 2020, FHLB advances have rates ranging from 0.05% to 5.91%, with interest payable monthly. The Bancorp has pledged $16.7 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $67 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $1 million in 2021, $1 million in 2022, $51 million in 2023, an immaterial amount in 2024, $5 million in 2025, and $9 million thereafter.

Notes associated with consolidated VIEs
As previously discussed in Note 13, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. In a securitization transaction that occurred in 2019, the Bancorp transferred approximately $1.43 billion in automobile loans to a bankruptcy remote trust which was deemed to be a VIE. This trust then subsequently issued approximately $1.37 billion of asset-backed notes, of which approximately $68 million were retained by the Bancorp. Approximately $543 million of outstanding notes from the 2019 securitization transaction are included in long-term debt in the Consolidated Balance Sheets as of December 31, 2020. Additionally, in prior years the Bancorp completed securitization transactions in which the Bancorp transferred certain consumer automobile loans to bankruptcy remote trusts which were also deemed to be VIEs. As such, approximately $80 million of outstanding notes related to these VIEs were included in long-term debt in the Consolidated Balance Sheets as of December 31, 2020.
193 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2020	2019
Commitments to extend credit	$74,499	75,696
Forward contracts related to residential mortgage loans held for sale	2,903	2,901
Letters of credit	1,982	2,137
Purchase obligations	195	113
Capital commitments for private equity investments	83	75
Capital expenditures	75	84

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2020 and 2019, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $172 million and $144 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2020	2019
Pass	$71,386	74,654
Special mention	2,049	633
Substandard	1,063	408
Doubtful	1	1
Total commitments to extend credit	$74,499	75,696

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2020:

($ in millions)
Less than 1 year(a)	$1,098
1 - 5 years(a)	883
Over 5 years	1
Total letters of credit	$1,982
(a)Includes $9 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 -5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2020 and 2019 and are considered guarantees in accordance with U.S. GAAP. Approximately 68% and 66% of the total standby letters of credit were collateralized as of December 31, 2020 and 2019, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was $27 million at December 31, 2020 and $20 million at December 31, 2019. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

194 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2020	2019
Pass	$1,739	2,005
Special mention	111	20
Substandard	132	111
Doubtful	—	1
Total letters of credit	$1,982	2,137

At December 31, 2020 and 2019, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2020 and 2019, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $385 million and $449 million, respectively, of which FTS acted as the remarketing agent to issuers on $385 million and $445 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $142 million and $187 million of the VRDNs remarketed by FTS, in addition to zero and $3 million in VRDNs remarketed by third parties at December 31, 2020 and 2019, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held zero and $3 million of these VRDNs in its portfolio and classified them as trading securities at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million and $6 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2020, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

195 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During both the years ended December 31, 2020 and 2019, the Bancorp paid an immaterial amount in the form of make whole payments and repurchased $25 million in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the years ended December 31, 2020 and 2019 were $32 million and $45 million, respectively. Total outstanding repurchase demand inventory was $5 million and $6 million at December 31, 2020 and 2019, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $14 million and $12 million at December 31, 2020 and 2019, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2020 and 2019.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2020, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $201 million and $163 million at December 31, 2020 and 2019, respectively. Refer to Note 15 and Note 29 for further information.

196 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

197 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Legal and Regulatory Proceedings

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 19 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining settlement funds paid by the Bancorp have been maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. The ultimate outcome in this matter, including the timing of resolution, therefore remains uncertain. Refer to Note 19 for further information.

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. The plaintiffs’ motion for class certification was filed on April 20, 2020 and is now fully briefed and awaiting decision. No trial date has been set.

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorney’s fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of
198 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On January 8, 2021 the trial court issued an order denying Fifth Third’s motion for summary judgment on the remaining claim leaving it to be resolved at trial.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third's motion to transfer venue to the United States District Court for the Southern District of Ohio. The Bancorp is also subject to a consumer class action related to the alleged opening of unauthorized accounts.

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action against Fifth Third Bancorp, Fifth Third President and Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint.

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

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Four lawsuits filed in the U.S. District Court for the Northern District of Illinois have been consolidated into a single action captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); and (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020). Also pending are shareholder derivative matters Reese v. Carmichael, et al., Case No. 20-cv-866 pending in the U.S. District Court of the Southern District of Ohio (filed November 4, 2020) and Sandys v. Carmichael, et al., Case No. A2004539 pending in the Hamilton County, Ohio Court of Common Pleas (filed December 28, 2020). The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) and lawsuits have been filed arising out of the same. Finally, the Bancorp has received a shareholder demand that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy. The shareholder subsequently filed the aforementioned Sandys v. Carmichael, et al. matter.

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

199 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $65 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

200 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2020 and 2019, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2020	2019
Commitments to lend, net of participations:
Directors and their affiliated companies	$79	736
Executive officers	7	5
Total	$86	741

Outstanding balance on loans, net of participations and undrawn commitments	$67	49

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
During the first quarter of 2012, Vantiv, Inc. (now Worldpay, Inc.) priced an IPO of its shares and contributed the net proceeds to Worldpay Holding, LLC for additional ownership interests, reducing the Bancorp’s ownership percentage to 39%. Subsequent to the IPO, the Bancorp consummated a series of sales transactions which culminated in the sale of all of its remaining interests in Worldpay Holding, LLC in the first quarter of 2019. The Bancorp recognized a gain of $562 million in other noninterest income during the first quarter of 2019 as a result of the final sale transaction. As of January 1, 2020, Worldpay Holding, LLC and Worldpay, Inc. are no longer considered related parties of the Bancorp as the Bancorp no longer beneficially owns any of Worldpay, Inc.’s equity securities.

In conjunction with Worldpay, Inc.’s IPO in 2012, the Bancorp entered into two TRAs with Worldpay, Inc. The TRAs provide for payments by Worldpay, Inc. to the Bancorp of 85% of the cash savings actually realized as a result of the increase in tax basis that results from the historical or future purchase of equity in Worldpay Holding, LLC from the Bancorp or from the exchange of equity units in Worldpay Holding, LLC for cash or Class A Stock, as well as any tax benefits attributable to payments made under the TRA. One of the TRAs has been settled and terminated and the Bancorp accounts for the remaining TRA as a gain contingency and recognizes income when all uncertainties surrounding the realization of such amounts are resolved.

During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. may be obligated to pay up to approximately $366 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. The Worldpay, Inc. TRA receivable associated with this transaction, recorded in other assets in the Consolidated Balance Sheets, was $321 million and $345 million as of December 31, 2020 and 2019, respectively.

Separate from the impact of the TRA settlement agreement discussed above, the Bancorp recognized $74 million, $1 million and $20 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2020, 2019 and 2018, respectively. The Bancorp expects to receive approximately $122 million of future payments through 2025 under the TRA that are not subject to the call or put options. These remaining cash flows will be recognized in future periods when the related uncertainties are resolved.

The Bancorp and Worldpay Holding, LLC had various agreements in place covering services including interchange clearing, settlement and sponsorship. Worldpay Holding, LLC paid the Bancorp $87 million and $75 million for these services for the years ended December 31, 2019 and 2018, respectively. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Worldpay Holding, LLC would provide processing services to the Bancorp. The total amount of fees relating to the processing services
201 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provided to the Bancorp by Worldpay Holding, LLC totaled $77 million and $74 million for the years ended December 31, 2019 and 2018, respectively. These fees were primarily reported as a component of card and processing expense in the Consolidated Statements of Income.

SLK Global Solutions Private Limited
As of December 31, 2020, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global Solutions Private Limited, and accounts for this investment under the equity method of accounting. The Bancorp recognized $5 million, $3 million and $2 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global Solutions Private Limited for the years ended December 31, 2020, 2019 and 2018, respectively. The Bancorp received cash distributions of $1 million during both the years ended December 31, 2020 and 2019. The Bancorp’s investment in SLK Global Solutions Private Limited was $26 million at both December 31, 2020 and 2019. The Bancorp paid SLK Global Solutions Private Limited $27 million, $22 million and $21 million for their process and software services during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in other noninterest expense in the Consolidated Statements of Income.

CDC investments
The Bancorp’s subsidiary, CDC, has equity investments in entities in which the Bancorp had $18 million and $12 million of loans outstanding at December 31, 2020 and 2019, respectively, and unfunded commitment balances of $39 million and $21 million at December 31, 2020 and 2019, respectively. The Bancorp held $63 million and $116 million of deposits for these entities at December 31, 2020 and 2019, respectively. For further information on CDC investments, refer to Note 13.
202 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2020	2019	2018
Current income tax expense:
U.S. Federal income taxes	$463	788	463
State and local income taxes	69	148	71
Foreign income taxes	—	—	8
Total current income tax expense	532	936	542
Deferred income tax (benefit) expense:
U.S. Federal income taxes	(140)	(212)	24
State and local income taxes	(23)	(35)	4
Foreign income taxes	1	1	2
Total deferred income tax (benefit) expense	(162)	(246)	30
Applicable income tax expense	$370	690	572

The current U.S. Federal income taxes above include proportional amortization for qualifying LIHTC investments of $150 million, $140 million and $154 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following is a reconciliation between the federal statutory corporate tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2020	2019	2018
Statutory tax rate	21.0%	21.0	21.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.0	2.8	2.1
Tax-exempt income	(1.5)	(1.2)	(0.8)
LIHTC investment and other tax benefits	(9.7)	(5.0)	(6.8)
LIHTC investment proportional amortization	8.3	4.4	5.6
Other tax credits	(0.4)	(0.2)	(0.1)
Other, net	0.9	(0.2)	(0.3)
Effective tax rate	20.6%	21.6	20.7

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2020	2019	2018
Unrecognized tax benefits at January 1	$65	55	34
Gross increases for tax positions taken during prior period	29	25	20
Gross decreases for tax positions taken during prior period	(3)	(3)	(1)
Gross increases for tax positions taken during current period	12	6	8
Settlements with taxing authorities	(1)	(9)	(5)
Lapse of applicable statute of limitations	(2)	(9)	(1)
Unrecognized tax benefits at December 31(a)	$100	65	55
(a)With the exception of $6, $6 and $5 in 2020, 2019 and 2018, respectively, all amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2020, 2019 and 2018 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

203 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$515	252
Deferred compensation	107	103
Reserves	40	32
Reserve for unfunded commitments	36	30
State net operating loss carryforwards	3	9
State deferred taxes	1	—
Other	160	154
Total deferred tax assets	$862	580
Deferred tax liabilities:
Other comprehensive income	$779	352
Lease financing	638	650
MSRs and related economic hedges	120	144
Bank premises and equipment	91	73
Investments in joint ventures and partnership interests	58	25
State deferred taxes	—	47
Other	128	127
Total deferred tax liabilities	$1,814	1,418
Total net deferred tax liability	$(952)	(838)

At December 31, 2020 and 2019, the Bancorp recorded deferred tax assets of $3 million and $9 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $4 million and $17 million at December 31, 2020 and 2019, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2039.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2020 or 2019. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2020 and 2019 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS has concluded its examination of the Bancorp’s 2016 federal income tax return. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2017 through 2020. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2020, 2019 and 2018, the Bancorp recognized $3 million, $1 million and $1 million, respectively, of interest expense in connection with income taxes. At December 31, 2020 and 2019, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $7 million and $4 million, respectively. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2020 and 2019 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

204 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Retirement and Benefit Plans
The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other defined benefit retirement plans consist of non-qualified plans which are frozen and funded on an as-needed basis. A majority of these plans were obtained in acquisitions and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded or underfunded status of the Plan in other assets and accrued taxes, interest and expenses, respectively, in the Consolidated Balance Sheets.

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2020	2019
Fair value of plan assets at January 1	$175	164
Actual return on assets	13	26
Contributions	2	2
Settlement	(9)	(9)
Benefits paid	(8)	(8)
Fair value of plan assets at December 31	$173	175
Projected benefit obligation at January 1	$194	181
Interest cost	6	7
Settlement	(9)	(9)
Actuarial loss	20	23
Benefits paid	(8)	(8)
Projected benefit obligation at December 31	$203	194
Underfunded projected benefit obligation at December 31	$(30)	(19)
Accumulated benefit obligation at December 31(a)	$203	194
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2020 and 2019.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$6	7	7
Expected return on assets	(4)	(8)	(11)
Amortization of net actuarial loss	6	6	6
Settlement	3	3	3
Net periodic benefit cost	$11	8	5
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$12	5	(1)
Amortization of net actuarial loss	(6)	(6)	(6)
Settlement	(3)	(3)	(3)
Total recognized in other comprehensive income	3	(4)	(10)
Total recognized in net periodic benefit cost and other comprehensive income	$14	4	(5)

Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2020 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$4	—	—	4
Mutual and exchange-traded funds	68	—	—	68
Debt securities:
U.S. Treasury and federal agencies securities	57	6	—	63
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	—	1	—	1
Asset-backed securities and other debt securities(b)	—	37	—	37
Total debt securities	$57	44	—	101
Total Plan assets	$129	44	—	173
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.
205 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using(a)
2019 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$14	—	—	14
Mutual and exchange-traded funds	76	—	—	76
Debt securities:
U.S. Treasury and federal agencies securities	57	6	—	63
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	—	1	—	1
Asset-backed securities and other debt securities(b)	—	21	—	21
Total debt securities	$57	28	—	85
Total Plan assets	$147	28	—	175
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.

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

Debt securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies securities, non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2020	2019	2018
For measuring benefit obligations at year end:(a)
Discount rate	2.26%	3.05	4.10
For measuring net periodic benefit cost:(a)
Discount rate	3.05	4.10	3.47
Expected return on plan assets	2.64	5.50	6.00
(a)Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2020 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $2 million to the Plan in 2021. Estimated pension benefit payments are $18 million for 2021, $17 million for 2022, $18 million for 2023, $16 million for 2024 and $18 million for 2025. The total estimated payments for the years 2026 through 2030 is $66 million.
206 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range(b)	2020	2019
Equity securities(a)	0-55%	3	19
Fixed-income securities	50-100	90	59
Alternative strategies	0-5	—	—
Cash or cash equivalents	0-100	7	22
Total		100%	100
(a)Includes mutual and exchange-traded funds.
(b)These reflect the targeted ranges for the year ended December 31, 2020.

Plan Management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2020.

Permitted asset classes of the Plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and real estate investment trusts), equipment leasing and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Fifth Third Bank, National Association, as Trustee, is expected to manage Plan assets in a manner consistent with the Plan agreement and other regulatory, federal and state laws. As of December 31, 2020 and 2019, $173 million and $175 million, respectively, of Plan assets were managed by Fifth Third Bank, National Association. The Fifth Third Bank Pension, 401(k) and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of Plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee.

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $105 million, $90 million and $83 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Bancorp did not make profit sharing contributions during both the years ended December 31, 2020 and 2018. The Bancorp recognized $4 million of profit sharing expense associated with the MB Financial, Inc. acquisition during the year ended December 31, 2019. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $5 million, $6 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
207 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,514	(361)	1,153
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	1,469	(350)	1,119	812	1,119	1,931

Unrealized holding gains on cash flow hedge derivatives arising during the year	611	(128)	483
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(237)	50	(187)
Net unrealized gains on cash flow hedge derivatives	374	(78)	296	422	296	718

Net actuarial loss arising during the year	(12)	3	(9)
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	(3)	1	(2)	(42)	(2)	(44)

Other	(4)	—	(4)	—	(4)	(4)
Total	$1,836	(427)	1,409	1,192	1,409	2,601

	Total OCI			Total AOCI
2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,369	(323)	1,046
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(9)	2	(7)
Net unrealized gains on available-for-sale debt securities	1,360	(321)	1,039	(227)	1,039	812

Unrealized holding gains on cash flow hedge derivatives arising during the year	348	(73)	275
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(16)	3	(13)
Net unrealized gains on cash flow hedge derivatives	332	(70)	262	160	262	422

Net actuarial loss arising during the year	(5)	—	(5)
Reclassification of amounts to net periodic benefit costs	9	(1)	8
Defined benefit pension plans, net	4	(1)	3	(45)	3	(42)
Total	$1,696	(392)	1,304	(112)	1,304	1,192
208 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2018 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(483)	112	(371)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	11	(2)	9
Net unrealized losses on available-for-sale debt securities	(472)	110	(362)	135	(362)	(227)

Unrealized holding gains on cash flow hedge derivatives arising during the year	214	(45)	169
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	2	—	2
Net unrealized gains on cash flow hedge derivatives	216	(45)	171	(11)	171	160

Net actuarial gain arising during the year	1	—	1
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	10	(2)	8	(53)	8	(45)
Total	$(246)	63	(183)	71	(183)	(112)

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2020	2019	2018
Net unrealized gains (losses) on available-for-sale debt securities:(b)
Net gains (losses) included in net income	Securities gains (losses), net	$45	9	(11)
	Income before income taxes	45	9	(11)
	Applicable income tax expense	(11)	(2)	2
	Net income	34	7	(9)
Net unrealized gains (losses) on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	237	16	(2)
	Income before income taxes	237	16	(2)
	Applicable income tax expense	(50)	(3)	—
	Net income	187	13	(2)
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(6)	(6)	(6)
Settlements	Compensation and benefits(a)	(3)	(3)	(3)
	Income before income taxes	(9)	(9)	(9)
	Applicable income tax expense	2	1	2
	Net income	(7)	(8)	(7)
Total reclassifications for the period	Net income	$214	12	(18)
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 for information on the computation of net periodic benefit cost.
(b)Amounts in parentheses indicate reductions to net income.
209 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Common, Preferred and Treasury Stock
The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2017	$2,051	923,892,581	$1,331	54,000	$(5,002)	230,087,688
Shares acquired for treasury	—	—	—	—	(1,494)	49,967,134
Impact of stock transactions under stock compensation plans, net	—	—	—	—	23	(2,698,451)
Other	—	—	—	—	2	(94,647)
December 31, 2018	$2,051	923,892,581	$1,331	54,000	$(6,471)	277,261,724
Shares acquired for treasury	—	—	—	—	(1,763)	64,601,891
Issuance of preferred shares, Series K	—	—	242	10,000	—	—
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	—	—	197	200,000	—	—
Impact of MB Financial, Inc. acquisition	—	—	—	—	2,447	(122,848,442)
Impact of stock transactions under stock compensation plans, net	—	—	—	—	56	(4,258,132)
Other	—	—	—	—	7	219,911
December 31, 2019	$2,051	923,892,581	$1,770	264,000	$(5,724)	214,976,952
Issuance of preferred shares, Series L	—	—	346	14,000	—	—
Impact of stock transactions under stock compensation plans, net	—	—	—	—	46	(3,818,518)
Other	—	—	—	—	2	(26,178)
December 31, 2020	$2,051	923,892,581	$2,116	278,000	$(5,676)	211,132,256

Preferred Stock—Series L
On July 30, 2020, the Bancorp issued in a registered public offering 350,000 depositary shares, representing 14,000 shares of 4.50% fixed-rate reset non-cumulative perpetual preferred stock, Series L, for net proceeds of approximately $346 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends on a non-cumulative basis at an annual rate of 4.50% through but excluding September 30, 2025. From, and including, September 30, 2025 and for each dividend reset period thereafter, dividends will accrue on the Series L preferred stock, on a non-cumulative basis, at a rate equal to the five-year U.S. Treasury rate as of the most recent reset dividend determination date plus 4.215%. Dividends will be payable, when, as and if declared by the Bancorp’s Board of Directors, quarterly in arrears on each of March 31, June 30, September 30 and December 31, beginning on September 30, 2020. Subject to obtaining all required regulatory approvals, on any dividend payment date on or after September 30, 2025, the Bancorp may redeem the Series L preferred stock and the related depositary shares in whole or in part, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. In addition, the Series L preferred stock and the related depositary shares may be redeemed, subject to obtaining all required regulatory approvals, in whole but not in part, at any time, following the occurrence of a regulatory capital event, at 100% of their liquidation preference, plus an amount equal to any declared and unpaid dividends, without accumulation of any undeclared dividends. The Series L preferred shares are not convertible into Bancorp common shares or any other securities.

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

210 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bancorp entered into a number of accelerated share repurchase transactions during the year ended December 31, 2019. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the year ended December 31, 2019:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract	Total Shares Repurchased	Settlement Date
March 27, 2019(a)	$913	31,779,280	2,026,584	33,805,864	June 28, 2019
April 29, 2019(b)	200	6,015,570	1,217,805	7,233,375	May 23, 2019 - May 24, 2019
August 7, 2019	100	3,150,482	694,238	3,844,720	August 16, 2019
August 9, 2019(b)	200	6,405,426	1,475,487	7,880,913	August 28, 2019
October 25, 2019	300	9,020,163	1,149,121	10,169,284	December 17, 2019
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $456.5 million.
(b)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $100 million.

Between July 29, 2019 and July 30, 2019, the Bancorp repurchased 1,667,735 shares, or approximately $50 million, of its outstanding common stock through open market repurchase transactions, which settled between July 31, 2019 and August 1, 2019.

For further information on a subsequent event related to treasury stock refer to Note 33.

211 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2019 Incentive Compensation Plan was approved by shareholders on April 16, 2019 and authorized the issuance of up to 40 million shares, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2020, there were 28.7 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2019 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 8%. SARs, RSAs, RSUs, stock options and PSAs outstanding represent 4% of the Bancorp’s issued shares at December 31, 2020.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten year terms and vest and become exercisable ratably over a three or four-year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSAs and RSUs are released after three or four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights while RSUs receive dividend equivalents only. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs, RSAs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2020.

Under the terms of the merger agreement with MB Financial, Inc., the Bancorp granted stock-based awards to replace those awards previously granted by MB Financial, Inc. that were outstanding as of March 22, 2019. The replacement awards included RSAs, RSUs, and stock options. Approximately 1.65 replacement awards were granted to replace each outstanding MB Financial, Inc. award and the strike prices of replacement stock options were also adjusted to reflect this exchange ratio. Otherwise, the replacement awards were granted with substantially the same terms as the MB Financial, Inc. awards that were being replaced, including vesting and expiration dates.

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

Stock-based compensation expense was $123 million, $132 million and $127 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $26 million for the year ended December 31, 2020 and $27 million for both the years ended December 31, 2019 and 2018.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2020	2019	2018
Expected life (in years)	7	7	7
Expected volatility	24%	32	35
Expected dividend yield	3.2	3.3	1.9
Risk-free interest rate	1.5	2.6	2.6

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
212 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $6.82, $7.38 and $11.33 per share for the years ended December 31, 2020, 2019 and 2018, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2020, 2019 and 2018 was $15 million, $20 million and $26 million, respectively.

At December 31, 2020, there was $1 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2020 of 1.2 years.

	2020		2019		2018
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	21,449	$18.38	26,196	$17.30	31,929	$17.22
Granted	365	29.64	399	26.72	272	33.15
Exercised	(2,420)	16.10	(4,829)	13.34	(5,058)	16.96
Forfeited or expired	(136)	25.50	(317)	23.47	(947)	20.93
Outstanding at December 31	19,258	$18.83	21,449	$18.38	26,196	$17.30
Exercisable at December 31	17,979	$18.19	18,249	$17.50	20,132	$15.90

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2020.

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	13,661	$16.23	2.9	13,661	$16.23	2.9
$20.01-$30.00	5,343	24.81	5.3	4,148	24.04	4.7
$30.01-$40.00	254	33.15	7.1	170	33.15	7.1
All SARs	19,258	$18.83	3.6	17,979	$18.19	3.3

Restricted Stock Awards
The total grant-date fair value of RSAs that were released was immaterial during the year ended December 31, 2020 and $16 million and $27 million for the years ended December 31, 2019 and 2018, respectively. The Bancorp has not granted any RSAs in the years ended December 31, 2020, 2019 or 2018 and the number of RSAs outstanding at December 31, 2020 was immaterial.

	2019		2018
RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1	868	$19.18	2,321	$19.72
Assumed	11	25.48	—	—
Released	(867)	18.91	(1,347)	20.09
Forfeited	(12)	19.01	(106)	19.40
Outstanding at December 31	—	$25.48	868	$19.18

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2020, 2019 and 2018 was $107 million, $73 million and $42 million, respectively. At December 31, 2020, there was $119 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2020 of 2.4 years.

213 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020		2019		2018
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	10,006	$27.30	8,020	$27.04	6,986	$22.25
Granted	4,177	28.75	4,375	26.68	3,674	32.84
Assumed	—	—	1,476	25.48	—	—
Released	(4,076)	26.19	(2,951)	24.76	(1,977)	21.15
Forfeited	(641)	27.70	(914)	27.41	(663)	26.45
Outstanding at December 31	9,466	$28.38	10,006	$27.30	8,020	$27.04

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2020.

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $15.00	51	1.6
$15.01-$20.00	249	0.4
$20.01-$25.00	259	1.2
$25.01-$30.00	7,380	1.3
$30.01-$35.00	1,527	0.6
All RSUs	9,466	1.1

Stock Options
There were no stock options granted during the years ended December 31, 2020, 2019 and 2018, except for replacement stock option awards assumed in conjunction with the MB Financial, Inc. acquisition. While the Bancorp has historically utilized the Black-Scholes option pricing model to measure the fair value of stock option grants, the fair value of these grants were measured using the Hull-White option pricing model as it was expected to provide a more precise estimate of fair value in a business combination scenario. The assumptions used in the valuation model varied for each grant tranche, but included expected volatility of 23%-29%, no expected dividend yield, risk-free interest rates of 2.34%-2.51%, a departure rate of 10% and exercise ratios of 2.2-2.8. The replacement stock option awards had a weighted-average time to maturity of 5.4 years as of March 22, 2019.

The total intrinsic value of stock options exercised was $3 million and $7 million for the years ended December 31, 2020 and 2019, respectively, and was immaterial for year ended December 31, 2018. Cash received from stock options exercised was $5 million and $11 million for the years ended December 31, 2020 and 2019, respectively, and immaterial for the year ended December 31, 2018. The tax benefit realized from exercised stock options was $1 million for both the years ended December 31, 2020 and 2019 and immaterial for the year ended December 31, 2018. No stock options vested during the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $5 million.

	2020		2019		2018
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	1,381	$20.15	—	$—	2	$16.50
Assumed	—	—	2,120	19.34	—	—
Exercised	(440)	17.48	(660)	17.36	(1)	8.59
Forfeited or expired	(148)	23.99	(79)	22.18	(1)	24.41
Outstanding at December 31	793	$20.81	1,381	$20.15	—	$—
Exercisable at December 31	725	$20.34	1,162	$19.17	—	$—

214 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2020.

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Contractual Life (in years)
Under $10.00	7	$8.58	5.6	7	$8.58	5.6
$10.01-$20.00	481	17.53	2.9	481	17.52	2.9
$20.01-$30.00	305	26.26	4.4	237	26.39	3.7
All stock options	793	$20.81	3.5	725	$20.34	3.2

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period and ranges from zero shares to approximately 1 million shares. Awards granted during the years ended December 31, 2020, 2019 and 2018 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2020, 2019 and 2018, 280,026, 328,068 and 279,568 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $29.64, $26.72 and $33.15 per unit during the years ended December 31, 2020, 2019 and 2018, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2020, 2019 and 2018, there were 883,735, 564,061 and 471,818 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million in each of the respective years. As of December 31, 2020, there were 3.7 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.
215 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2020	2019	2018
Other noninterest income:
Private equity investment income	$75	65	63
Income from the TRA associated with Worldpay, Inc.	74	346	20
BOLI income	63	60	56
Cardholder fees	44	58	56
Consumer loan and lease fees	20	23	23
Banking center income	20	22	21
Insurance income	20	19	20
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(103)	(107)	(59)
Net losses on disposition and impairment of bank premises and equipment	(31)	(23)	(43)
Gain on sale of Worldpay, Inc. shares	—	562	205
Equity method income from interest in Worldpay Holding, LLC	—	2	1
Gain related to Vantiv, Inc.’s acquisition of Worldpay Group plc.	—	—	414
Other, net	29	37	26
Total other noninterest income	$211	1,064	803
Other noninterest expense:
Loan and lease	$162	142	112
FDIC insurance and other taxes	118	81	119
Losses and adjustments	100	102	61
Data processing	75	70	57
Professional service fees	49	70	67
Intangible amortization	48	45	5
Postal and courier	36	38	35
Donations	36	30	21
Travel	27	68	52
Recruitment and education	21	28	32
Insurance	15	14	13
Supplies	13	14	13
Other, net	221	232	210
Total other noninterest expense	$921	934	797

216 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
28. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2020			2019			2018
($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,323			2,419			2,118
Less: Income allocated to participating securities	6			21			23
Net income allocated to common shareholders	$1,317	715	1.84	2,398	710	3.38	2,095	673	3.11
Earnings Per Diluted Share:
Net income available to common shareholders	$1,323			2,419			2,118
Effect of dilutive securities:
Stock-based awards	—	5		—	10		—	12
Net income available to common shareholders plus assumed conversions	1,323			2,419			2,118
Less: Income allocated to participating securities	6			21			23
Net income allocated to common shareholders plus assumed conversions	$1,317	720	1.83	2,398	720	3.33	2,095	685	3.06

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2020, 2019 and 2018 excludes 7 million, 2 million and 3 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.
217 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$78	—	—	78
Obligations of states and political subdivisions securities	—	17	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	11,907	—	11,907
Agency commercial mortgage-backed securities	—	18,221	—	18,221
Non-agency commercial mortgage-backed securities	—	3,590	—	3,590
Asset-backed securities and other debt securities	—	3,176	—	3,176
Available-for-sale debt and other securities(a)	78	36,911	—	36,989
Trading debt securities:
U.S. Treasury and federal agencies securities	81	—	—	81
Obligations of states and political subdivisions securities	—	10	—	10
Agency residential mortgage-backed securities	—	30	—	30
Asset-backed securities and other debt securities	—	439	—	439
Trading debt securities	81	479	—	560
Equity securities	293	20	—	313
Residential mortgage loans held for sale	—	1,481	—	1,481
Residential mortgage loans(b)	—	—	161	161
Servicing rights	—	—	656	656
Derivative assets:
Interest rate contracts	1	2,227	61	2,289
Foreign exchange contracts	—	255	—	255
Commodity contracts	24	351	—	375
Derivative assets(c)	25	2,833	61	2,919
Total assets	$477	41,724	878	43,079
Liabilities:
Derivative liabilities:
Interest rate contracts	$16	261	8	285
Foreign exchange contracts	—	227	—	227
Equity contracts	—	—	201	201
Commodity contracts	55	304	—	359
Derivative liabilities(d)	71	792	209	1,072
Short positions:
U.S. Treasury and federal agencies securities	63	—	—	63
Asset-backed securities and other debt securities	—	392	—	392
Short positions(d)	63	392	—	455
Total liabilities	$134	1,184	209	1,527
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $40, $482 and $2, respectively, at December 31, 2020.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
218 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$75	—	—	75
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	14,115	—	14,115
Agency commercial mortgage-backed securities	—	15,693	—	15,693
Non-agency commercial mortgage-backed securities	—	3,365	—	3,365
Asset-backed securities and other debt securities	—	2,206	—	2,206
Available-for-sale debt and other securities(a)	75	35,397	—	35,472
Trading debt securities:
U.S. Treasury and federal agencies securities	2	—	—	2
Obligations of states and political subdivisions securities	—	9	—	9
Agency residential mortgage-backed securities	—	55	—	55
Asset-backed securities and other debt securities	—	231	—	231
Trading debt securities	2	295	—	297
Equity securities	554	10	—	564
Residential mortgage loans held for sale	—	1,264	—	1,264
Residential mortgage loans(b)	—	—	183	183
Servicing rights	—	—	993	993
Derivative assets:
Interest rate contracts	1	1,218	18	1,237
Foreign exchange contracts	—	165	—	165
Commodity contracts	37	234	—	271
Derivative assets(c)	38	1,617	18	1,673
Total assets	$669	38,583	1,194	40,446
Liabilities:
Derivative liabilities:
Interest rate contracts	$5	144	8	157
Foreign exchange contracts	—	151	—	151
Equity contracts	—	—	163	163
Commodity contracts	17	253	—	270
Derivative liabilities(d)	22	548	171	741
Short positions:
U.S. Treasury and federal agencies securities	49	—	—	49
Asset-backed securities and other debt securities	—	100	—	100
Short positions(d)	$49	100	—	149
Total liabilities	$71	648	171	890
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $76, $478 and $2, respectively, at December 31, 2019.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.

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
219 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2020 and 2019, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the IRLCs at December 31, 2020 was $57 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $13 million and $25 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $13 million and $26 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $6 million and $12 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $6 million and $12 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

220 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(d)
Included in earnings	3	(565)	272	(103)	(393)
Purchases/originations	—	228	4	—	232
Settlements	(74)	—	(233)	65	(242)
Transfers into Level 3(b)	49	—	—	—	49
Balance, end of period	$161	656	53	(201)	669
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2020(c)	$3	(227)	58	(103)	(269)
(a)Net interest rate derivatives include derivative assets and liabilities of $61 and $8, respectively, as of December 31, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(376)	145	(107)	(339)
Purchases/originations	—	431	(3)	—	428
Settlements	(31)	—	(131)	69	(93)
Transfers into Level 3(b)	36	—	—	—	36
Balance, end of period	$183	993	10	(163)	1,023
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2019(c)	$(1)	(250)	20	(107)	(338)
(a)Net interest rate derivatives include derivative assets and liabilities of $18 and $8, respectively, as of December 31, 2019.
(b)Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2018 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$137	858	3	(137)	861
Total (losses) gains (realized/unrealized):
Included in earnings	(3)	(83)	72	(59)	(73)
Purchases/originations	—	163	(5)	—	158
Settlements	(19)	—	(71)	71	(19)
Transfers into Level 3(b)	64	—	—	—	64
Balance, end of period	$179	938	(1)	(125)	991
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2018(c)	$(3)	(4)	9	(59)	(57)
(a)Net interest rate derivatives include derivative assets and liabilities of $7 and $8, respectively, as of December 31, 2018.
(b)Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)Includes interest income and expense.

221 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 as follows:

($ in millions)	2020	2019	2018
Mortgage banking net revenue	$(291)	(235)	(16)
Commercial banking revenue	2	3	2
Other noninterest income	(104)	(107)	(59)
Total losses	$(393)	(339)	(73)

The total losses and gains included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2020, 2019 and 2018 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2020	2019	2018
Mortgage banking net revenue	$(167)	(233)	—
Commercial banking revenue	2	2	2
Other noninterest income	(104)	(107)	(59)
Total losses	$(269)	(338)	(57)

The following tables present information about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$161	Loss rate model	Interest rate risk factor	(8.2)	-	7.8%		1.7%	(a)
			Credit risk factor	—	-	25.7%		0.6%	(a)
							(Fixed)	17.8%	(b)
Servicing rights	656	DCF	Prepayment speed	0.5	-	99.9%	(Adjustable)	22.6%	(b)
							(Fixed)	723	(b)
			OAS (bps)	536	-	1,587	(Adjustable)	950	(b)
IRLCs, net	57	DCF	Loan closing rates	18.1	-	97.2%		60.8%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(201)	DCF	Timing of the resolution of the Covered Litigation	Q3 2022	-	Q3 2024		Q2 2023	(d)
(a) Unobservable inputs were weighted by the relative carrying value of the instruments.
(b) Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c) Unobservable inputs were weighted by the relative notional amount of the instruments.
(d) Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of December 31, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$183	Loss rate model	Interest rate risk factor	(9.2)	-	9.8%		(0.2)%
			Credit risk factor	—	-	26.5%		0.5%
							(Fixed)	13.0%
Servicing rights	993	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	22.6%
							(Fixed)	602
			OAS (bps)	507	-	1,513	(Adjustable)	921
IRLCs, net	18	DCF	Loan closing rates	7.3	-	97.1%		81.7%
Swap associated with the sale of Visa, Inc. Class B Shares	(163)	DCF	Timing of the resolution of the Covered Litigation	Q1 2022	-	Q4 2023		Q3 2022

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2020 and 2019 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2020 and 2019, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.
222 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2020
Commercial loans held for sale	$—	8	16	24	(5)
Commercial and industrial loans	—	—	422	422	(176)
Commercial mortgage loans	—	—	78	78	(54)
Commercial leases	—	—	4	4	(13)
Consumer loans	—	—	159	159	1
OREO	—	—	20	20	(7)
Bank premises and equipment	—	—	26	26	(30)
Operating lease equipment	—	—	35	35	(6)
Private equity investments	—	27	69	96	18
Total	$—	35	829	864	(272)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2019
Commercial and industrial loans	$—	—	169	169	(96)
Commercial mortgage loans	—	—	12	12	—
Commercial leases	—	—	20	20	(6)
OREO	—	—	13	13	(6)
Bank premises and equipment	—	—	27	27	(27)
Operating lease equipment	—	—	6	6	(3)
Private equity investments	—	11	2	13	8
Total	$—	11	249	260	(130)

The following tables present information as of December 31, 2020 and 2019 about significant unobservable inputs related to the Bancorp’s categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
Commercial and industrial loans	422	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	78	Appraised value	Collateral value	NM	NM
Commercial leases	4	Appraised value	Collateral value	NM	NM
Consumer loans	159	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	26	Appraised value	Appraised value	NM	NM
Operating lease equipment	35	Appraised value	Appraised value	NM	NM
Private equity investments	69	Comparable company analysis	Market comparable transactions	NM	NM

As of December 31, 2019 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$169	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	12	Appraised value	Collateral value	NM	NM
Commercial leases	20	Appraised value	Collateral value	NM	NM
OREO	13	Appraised value	Appraised value	NM	NM
Bank premises and equipment	27	Appraised value	Appraised value	NM	NM
Operating lease equipment	6	Appraised value	Appraised value	NM	NM
Private equity investments	2	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the year ended December 31, 2020, resulting in a negative fair value adjustment totaling $5 million. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy).
223 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Portfolio loans and leases
During the years ended December 31, 2020 and 2019, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When the loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

OREO
During the years ended December 31, 2020 and 2019, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For both the years ended December 31, 2020 and 2019, these losses include $3 million in losses recorded as charge-offs on new OREO properties transferred from loans during the respective periods and $4 million and $3 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.
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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $23 million and $13 million during the years ended December 31, 2020 and 2019, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2020 includes a cumulative $69 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of $9 million and $5 million during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Bancorp recognized a gain of $4 million on the sale of certain private equity investments that previously recognized an impairment. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2020 includes a cumulative $21 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

224 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2020 and 2019 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $75 million and $37 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both December 31, 2020 and 2019. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2020
Residential mortgage loans measured at fair value	$1,642	1,567	75
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—
December 31, 2019
Residential mortgage loans measured at fair value	$1,447	1,410	37
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	1	1	—

225 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2020 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,147	3,147	—	—	3,147
Other short-term investments	33,399	33,399	—	—	33,399
Other securities	524	—	524	—	524
Held-to-maturity securities	11	—	—	11	11
Loans and leases held for sale	3,260	—	—	3,269	3,269
Portfolio loans and leases:
Commercial and industrial loans	48,764	—	—	49,140	49,140
Commercial mortgage loans	10,200	—	—	9,968	9,968
Commercial construction loans	5,691	—	—	5,860	5,860
Commercial leases	2,886	—	—	2,842	2,842
Residential mortgage loans	15,473	—	—	16,884	16,884
Home equity	4,982	—	—	5,275	5,275
Indirect secured consumer loans	13,522	—	—	13,331	13,331
Credit card	1,755	—	—	1,934	1,934
Other consumer loans	2,895	—	—	3,098	3,098
Total portfolio loans and leases, net	$106,168	—	—	108,332	108,332
Financial liabilities:
Deposits	$159,081	—	159,094	—	159,094
Federal funds purchased	300	300	—	—	300
Other short-term borrowings	1,192	—	1,192	—	1,192
Long-term debt	14,973	15,606	923	—	16,529

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2019 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,278	3,278	—	—	3,278
Other short-term investments	1,950	1,950	—	—	1,950
Other securities	556	—	556	—	556
Held-to-maturity securities	17	—	—	17	17
Loans and leases held for sale	136	—	—	136	136
Portfolio loans and leases:
Commercial and industrial loans	49,981	—	—	51,128	51,128
Commercial mortgage loans	10,876	—	—	10,823	10,823
Commercial construction loans	5,045	—	—	5,249	5,249
Commercial leases	3,346	—	—	3,133	3,133
Residential mortgage loans	16,468	—	—	17,509	17,509
Home equity	6,046	—	—	6,315	6,315
Indirect secured consumer loans	11,485	—	—	11,331	11,331
Credit card	2,364	—	—	2,774	2,774
Other consumer loans	2,683	—	—	2,866	2,866
Unallocated ALLL	(121)	—	—	—	—
Total portfolio loans and leases, net	$108,173	—	—	111,128	111,128
Financial liabilities:
Deposits	$127,062	—	127,059	—	127,059
Federal funds purchased	260	260	—	—	260
Other short-term borrowings	1,011	—	1,011	—	1,011
Long-term debt	14,970	15,244	700	—	15,944

226 Fifth Third Bancorp

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

The following table summarizes the prescribed capital ratios for the Bancorp and its banking subsidiary.

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

Failure to meet the minimum capital requirements or falling below the “well-capitalized” measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. The Bancorp was subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers through September 30, 2020. On October 1, 2020, the Bancorp became subject to the stress capital buffer requirement which replaced the capital conservation buffer. During each supervisory stress testing cycle, the FRB uses the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. On August 7, 2020, the FRB provided the Bancorp a final stress capital buffer requirement of 2.5% which is effective for the period of October 1, 2020 to September 30, 2021. After evaluating the Bancorp’s capital plan which was re-submitted on November 5, 2020, the FRB may update the Bancorp’s stress capital buffer until March 31, 2021. The Bancorp exceeded these “capital conservation buffer” and “stress capital buffer” ratios for all periods presented.

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the “well-capitalized” levels at both December 31, 2020 and 2019. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2020		2019
($ in millions)	Amount	Ratio	Amount	Ratio
CET1 capital:
Fifth Third Bancorp	$14,682	10.34%	$13,847	9.75%
Fifth Third Bank, National Association	17,253	12.28	16,704	11.86
Tier I risk-based capital:
Fifth Third Bancorp	16,797	11.83	15,616	10.99
Fifth Third Bank, National Association	17,253	12.28	16,704	11.86
Total risk-based capital:
Fifth Third Bancorp	21,412	15.08	19,661	13.84
Fifth Third Bank, National Association	19,915	14.17	18,968	13.46
Tier I leverage:(a)
Fifth Third Bancorp	16,797	8.49	15,616	9.54
Fifth Third Bank, National Association	17,253	8.85	16,704	10.36
(a)Quarterly average assets are a component of the Tier I leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the Banking Agencies determine should be deducted from Tier I capital.
227 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2020	2019	2018
Income
Dividends from consolidated nonbank subsidiaries(a)	$1,285	2,155	1,890
Securities gains, net	1	2	—
Interest on loans to subsidiaries	17	24	24
Total income	1,303	2,181	1,914
Expenses
Interest	266	267	211
Other	26	65	34
Total expenses	292	332	245
Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,011	1,849	1,669
Applicable income tax benefit	(65)	(69)	(50)
Income Before Change in Undistributed Earnings of Subsidiaries	1,076	1,918	1,719
Equity in undistributed earnings	351	594	474
Net Income Attributable to Bancorp	$1,427	2,512	2,193
Other Comprehensive Income	—	—	—
Comprehensive Income Attributable to Bancorp	$1,427	2,512	2,193
(a)The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $1.3 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, a $200 million dividend was paid by MB Financial, Inc. to the Bancorp during the year ended December 31, 2019.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2020	2019
Assets
Cash	$120	118
Other short-term investments	5,578	4,723
Equity securities	49	49
Loans to nonbank subsidiaries	350	444
Investment in nonbank subsidiaries	25,214	23,779
Goodwill	80	80
Other assets	479	379
Total Assets	$31,870	29,572
Liabilities
Other short-term borrowings	$450	359
Accrued expenses and other liabilities	548	497
Long-term debt (external)	7,761	7,513
Total Liabilities	$8,759	8,369
Equity
Common stock	$2,051	2,051
Preferred stock	2,116	1,770
Capital surplus	3,635	3,599
Retained earnings	18,384	18,315
Accumulated other comprehensive income	2,601	1,192
Treasury stock	(5,676)	(5,724)
Total Equity	23,111	21,203
Total Liabilities and Equity	$31,870	29,572
228 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2020	2019	2018
Operating Activities
Net income	$1,427	2,512	2,193
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	4
Provision for (benefit from) deferred income taxes	—	(11)	3
Securities gains, net	(1)	(2)	—
Equity in undistributed earnings	(351)	(594)	(474)
Net change in:
Equity securities	—	(49)	—
Other assets	(1)	(80)	61
Accrued expenses and other liabilities	—	127	(120)
Net Cash Provided by Operating Activities	1,081	1,910	1,667
Investing Activities
Net change in:
Other short-term investments	(855)	(1,081)	(149)
Loans to nonbank subsidiaries	94	127	272
Net cash paid on acquisition	—	(469)	—
Net Cash (Used in) Provided by Investing Activities	(761)	(1,423)	123
Financing Activities
Net change in other short-term borrowings	91	106	(62)
Dividends paid on common and preferred stock	(858)	(753)	(565)
Proceeds from issuance of long-term debt	1,243	2,235	895
Repayment of long-term debt	(1,100)	(500)	(500)
Issuance of preferred stock	346	242	—
Repurchase of treasury stock and related forward contract	—	(1,763)	(1,453)
Other, net	(40)	(56)	(65)
Net Cash Used in Financing Activities	(318)	(489)	(1,750)
Increase (Decrease) in Cash	2	(2)	40
Cash at Beginning of Period	118	120	80
Cash at End of Period	$120	118	120

229 Fifth Third Bancorp

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2019 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the year ended December 31, 2020.

The Bancorp’s methodology for allocating provision for credit losses expense to the business segments includes charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. Provision for credit losses expense attributable to loan and lease growth and changes in ALLL factors is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of relationship depth opportunities and funding operations by accessing the capital markets as a collective unit.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,134 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

230 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and assets by business segment for the years ended December 31:

2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,903		1,667	381	139	692		—		4,782
Provision for (benefit from) credit losses	1,050		231	34	3	(221)		—		1,097
Net interest income after provision for (benefit from) credit losses	853		1,436	347	136	913		—		3,685
Noninterest income:
Service charges on deposits	343		215	—	1	—		—		559
Commercial banking revenue	524		5	—	2	(3)		—		528
Wealth and asset management revenue	3		172	—	498	—		(153)	(a)	520
Card and processing revenue	54		283	—	2	13		—		352
Mortgage banking net revenue	—		8	307	5	—		—		320
Leasing business revenue	276	(c)	—	—	—	—		—		276
Other noninterest income(b)	101		68	10	18	14		—		211
Securities gains, net	—		—	—	—	62		—		62
Securities gains, net -non-qualifying hedges on MSRs	—		—	2	—	—		—		2
Total noninterest income	1,301		751	319	526	86		(153)		2,830
Noninterest expense:
Compensation and benefits	557		649	221	218	945		—		2,590
Technology and communications	13		4	8	1	336		—		362
Net occupancy expense(e)	31		176	10	12	121		—		350
Leasing business expense	140		—	—	—	—		—		140
Equipment expense	27		41	—	1	61		—		130
Card and processing expense	7		116	—	1	(3)		—		121
Marketing expense	8		32	3	2	59		—		104
Other noninterest expense	938		851	276	298	(1,289)		(153)		921
Total noninterest expense	1,721		1,869	518	533	230		(153)		4,718
Income before income taxes	433		318	148	129	769		—		1,797
Applicable income tax expense	46		67	31	27	199		—		370
Net income	387		251	117	102	570		—		1,427
Total goodwill	$1,980		2,047	—	231	—		—		4,258
Total assets	$70,241		79,982	30,480	12,466	11,511	(d)	—		204,680
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $30 for branches and land. For more information, refer to Note 8 and Note 29.
(c)Includes impairment charges of $7 for operating lease equipment. For more information, refer to Note 9 and Note 29.
(d)Includes bank premises and equipment of $35 classified as held for sale. For more information, refer to Note 8.
(e)Includes impairment losses and termination charges of $8 for ROU assets related to certain operating leases. For more information, refer to Note 10.
231 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$2,360		2,371	325	182	(441)		—		4,797
Provision for credit losses	183		224	49	—	15		—		471
Net interest income after provision for credit losses	2,177		2,147	276	182	(456)		—		4,326
Noninterest income:
Service charges on deposits	308		260	—	1	(4)		—		565
Commercial banking revenue	455		4	—	1	—		—		460
Wealth and asset management revenue	3		158	—	469	—		(143)	(a)	487
Card and processing revenue	66		285	—	3	6		—		360
Mortgage banking net revenue	—		6	279	2	—		—		287
Leasing business revenue	270	(c)	—	—	—	—		—		270
Other noninterest income(b)	85		89	14	13	863		—		1,064
Securities gains, net	—		—	—	—	40		—		40
Securities gains, net -non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	1,187		802	296	489	905		(143)		3,536
Noninterest expense:
Compensation and benefits	466		601	196	217	938		—		2,418
Technology and communications	11		4	8	1	398		—		422
Net occupancy expense(e)	28		173	10	13	108		—		332
Leasing business expense	133		—	—	—	—		—		133
Equipment expense	25		48	—	1	55		—		129
Card and processing expense	8		123	—	1	(2)		—		130
Marketing expense	12		72	4	5	69		—		162
Other noninterest expense	938		839	237	291	(1,228)		(143)		934
Total noninterest expense	1,621		1,860	455	529	338		(143)		4,660
Income before income taxes	1,743		1,089	117	142	111		—		3,202
Applicable income tax expense	319		229	25	30	87		—		690
Net income	1,424		860	92	112	24		—		2,512
Total goodwill	$1,954		2,046	—	252	—		—		4,252
Total assets	$74,570		69,413	26,555	10,500	(11,669)	(d)	—		169,369
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $28 for branches and land. For more information, refer to Note 8 and Note 29.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 9 and Note 29.
(d)Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 8.
(e)Includes impairment losses and termination charges of $15 for ROU assets related to certain operating leases. For more information, refer to Note 10.
232 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,713		2,034	237	182	(26)		—		4,140
Provision for (benefit from) credit losses	(26)		171	42	12	8		—		207
Net interest income after provision for (benefit from) credit losses	1,739		1,863	195	170	(34)		—		3,933
Noninterest income:
Service charges on deposits	273		275	—	1	—		—		549
Commercial banking revenue	402		5	—	2	(1)		—		408
Wealth and asset management revenue	3		150	—	429	—		(138)	(a)	444
Card and processing revenue	58		266	—	5	—		—		329
Mortgage banking net revenue	—		5	206	1	—		—		212
Leasing business revenue	114	(c)	—	—	—	—		—		114
Other noninterest income(b)	67		53	14	18	651		—		803
Securities losses, net	—		—	—	—	(54)		—		(54)
Securities losses, net -non-qualifying hedges on MSRs	—		—	(15)	—	—		—		(15)
Total noninterest income	917		754	205	456	596		(138)		2,790
Noninterest expense:
Compensation and benefits	344		536	192	202	841		—		2,115
Technology and communications	7		5	5	1	267		—		285
Net occupancy expense	26		175	10	12	69		—		292
Leasing business expense	76		—	—	—	—		—		76
Equipment expense	23		50	—	1	49		—		123
Card and processing expense	4		121	—	—	(2)		—		123
Marketing expense	6		67	4	4	66		—		147
Other noninterest expense	777		774	191	284	(1,091)		(138)		797
Total noninterest expense	1,263		1,728	402	504	199		(138)		3,958
Income (loss) before income taxes	1,393		889	(2)	122	363		—		2,765
Applicable income tax expense (benefit)	254		187	(1)	25	107		—		572
Net income (loss)	1,139		702	(1)	97	256		—		2,193
Total goodwill	$630		1,655	—	193	—		—		2,478
Total assets	$61,630		61,040	22,044	10,337	(8,982)	(d)	—		146,069
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $45 for branches and land. For more information, refer to Note 8.
(c)Includes impairment charges of $4 for operating lease equipment. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $42 classified as held for sale.
33. Subsequent Event
On January 22, 2021, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $180 million on January 26, 2021 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before March 31, 2021.

233 Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2020. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2020. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2020. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2020. This report appears on page 235 of the annual report.

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

/s/ Greg D. Carmichael	/s/ James C. Leonard
Greg D. Carmichael	James C. Leonard
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2021	February 26, 2021

234 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Bancorp and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Bancorp’s change in its method of accounting for financial assets measured at amortized cost due to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion
The Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bancorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021
235 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS COMPENSATION,” “CEO PAY RATIO,” “HUMAN CAPITAL AND COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS,” “BOARD OF DIRECTORS COMPENSATION,” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 26 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

236 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	129-130, 235
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	131-136
Notes to Consolidated Financial Statements	137-233

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

3.4
Amendment to the Amended Articles of Incorporation of Fifth Third Bancorp, as Amended (included as Attachment to Exhibit 3.4). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

3.5	Regulations of Fifth Third Bancorp, as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2020.
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

237 Fifth Third Bancorp

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

4.21	Form of 2.600% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017.
4.22
Sixth Supplemental Indenture dated as of March 14, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.

4.23	Form of 3.950% Senior Notes due 2028. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2018.
4.24
Seventh Supplemental Indenture dated as of June 5, 2018 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.

4.25	Form of Floating Rate Senior Notes due 2021. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2018.
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

4.27
Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

4.28	Form of 3.650% Senior Notes due 2024. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
4.29
Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.30
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

4.32
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

4.35	Form of 2.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.36
Tenth Supplemental Indenture dated as of May 5, 2020 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

4.37	Form of 1.625% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.38	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.39
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.40
Deposit Agreement dated July 30, 2020, between Fifth Third Bancorp, as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of depositary receipts issued. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.41
Form of Depositary Receipt for the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Registrant’s Current Report of Form 8-K filed with the SEC on July 30, 2020.

4.42	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.43	Description of Registrant’s Securities.
10.1
Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.2
Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.3
First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.4
Second Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.*

238 Fifth Third Bancorp

10.5
Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*

10.6
Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated effective January 1, 2020. Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.7
The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.8
First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.*

10.9
Second Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.10
Third Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.11
Fourth Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.12	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.13
First Amendment to the Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.14	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Annex 1 to the Registrant’s Proxy Statement dated March 10, 2011.*
10.15
First Amendment to the Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.16	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.17
First Amendment to the Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.18	Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 9, 2017.*
10.19
First Amendment to the Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.20
Fifth Third Bancorp 2019 Incentive Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8 Registration Statement filed on April 16, 2019 (Registration Statement No. 333-230900).*

10.21
Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.22
Fifth Third Bancorp Non-qualified Deferred Compensation Plan (as amended and restated effective as of September 1, 2020). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020.*

10.23	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Annex 5 to the Registrant’s Proxy Statement dated February 9, 2001.*
10.24	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2005.*
10.25
Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

10.26
Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.27
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

239 Fifth Third Bancorp

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

10.40
Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.**

10.41	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.*
10.42	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.43
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.44	2017 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.45
2017 Restricted Stock Unit Grant Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.46	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.47
Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.48
2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.49	2018 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.50	2018 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.51	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.52	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.53
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.54	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.55	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.56
2019 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.57
2019 Long-Term Incentive Compensation Program Overview February 2020 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.58	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.59	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.60
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.61	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.62	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.63	2020 Long-Term Incentive Compensation Program Overview February 2021 Grants.*
10.64	2021 Performance Share Award Agreement.*
10.65	2021 Restricted Stock Unit Agreement (for Executive Officers).*
10.66	2021 Stock Appreciation Right Award Agreement (for Executive Officers).*
10.70
Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.**

10.71
Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.72
Employment Agreement between Fifth Third Bancorp, Fifth Third Bank, and Teresa Tanner dated July 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 3, 2019.*

21	Fifth Third Bancorp Subsidiaries, as of February 15, 2021.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
240 Fifth Third Bancorp

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INSXBRL	Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.
101.LABXBRL	Taxonomy Extension Label Linkbase Document.
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)Fifth Third Bancorp also entered into an identical security on November 20, 2013 representing an additional $250,000,000 in principal amount of its 4.30% Subordinated Notes due 2024.

* Denotes management contract or compensatory plan or arrangement.
** An application for confidential treatment for selected portions of this exhibit has been filed with the SEC.
*** Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

ITEM 16. FORM 10–K SUMMARY
None.
241 Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman and CEO
Principal Executive Officer
February 26, 2021

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 26, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman and CEO
Principal Executive Officer

/s/ James C. Leonard
James C. Leonard
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman

/s/ Marsha C. Williams
Marsha C. Williams
Lead Independent Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister

242 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2020	$114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173
2015	93,339	3,258	26,987	123,584	2,608	15,100	139,999
2014	91,127	3,043	21,823	115,993	2,892	14,443	131,847
2013	89,093	2,417	16,444	107,954	2,482	15,025	123,704
2012	84,822	1,495	15,319	101,636	2,355	15,643	117,562
2011	80,214	2,031	15,437	97,682	2,352	15,259	112,590

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office and Other	Total	Short-Term Borrowings(a)	Total
2020	$47,111	46,890	16,440	29,879	4,118	3,337	256	148,031	2,094	150,125
2019	34,343	36,658	14,041	25,879	5,470	4,504	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	4,106	2,426	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	3,771	2,564	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	4,010	2,735	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2020	$5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,619	1,384	1.65	1.63	0.51
2013	3,973	412	3,227	3,978	1,799	2.05	2.02	0.47
2012	4,107	512	2,999	4,083	1,541	1.69	1.66	0.36
2011	4,218	661	2,455	3,804	1,094	1.20	1.18	0.28

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2020	712,760,325	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
(a)Includes federal funds purchased and other short-term investments.
243 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS	REGIONAL PRESIDENTS
Greg D. Carmichael	Greg D. Carmichael	Michael Ash David Briggs David A. Call Joseph DiRocco Timothy Elsbrock Lee Fite David Girodat Kimberly Halbauer Francie Henry Mark Hoppe Randy Koporc Cary Putrino Thomas G. Welch, Jr.
Chairman & Chief Executive Officer	Chairman &
Fifth Third Bancorp	Chief Executive Officer

Marsha C. Williams, Lead Director	Lars C. Anderson
Retired Chief Financial Officer	Executive Vice President & Vice Chairman of Commercial Banking Strategic Growth Initiatives
Orbitz Worldwide, Inc.

Nicholas K. Akins Chairman, President & Chief Executive Officer American Electric Power Company
Kristine Garrett Executive Vice President & Head of Wealth & Asset Management

B. Evan Bayh III Senior Advisor Apollo Global Management
Howard Hammond Executive Vice President & Head of Consumer Bank
FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair
Katherine B. Blackburn
Thomas H. Harvey
Jewell D. Hoover
Michael B. McCallister

Finance Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Emerson L. Brumback
Michael B. McCallister
Marsha C. Williams

Human Capital and Compensation Committee
Michael B. McCallister, Chair
Emerson L. Brumback
Gary R. Heminger
Eileen A. Mallesch
Marsha C. Williams

Nominating and Corporate Governance Committee
Nicholas K. Akins, Chair
B. Evan Bayh III
Jorge L. Benitez
Katherine B. Blackburn
Thomas H. Harvey
Marsha C. Williams

Risk and Compliance Committee
Emerson L. Brumback, Chair
C. Bryan Daniels
Gary R. Heminger
Jewell D. Hoover
Eileen A. Mallesch

Technology Committee
Jorge L. Benitez, Chair
Nicholas K. Akins
B. Evan Bayh III
Linda W. Clement-Holmes
C. Bryan Daniels
Thomas H. Harvey

Jorge L. Benitez Retired Chief Executive Officer North America of Accenture plc
Mark D. Hazel Senior Vice President & Controller

Katherine B. Blackburn Executive Vice President Cincinnati Bengals, Inc.
Margaret P. Jula Executive Vice President & Chief Human Resource Officer

Emerson L. Brumback Retired President & Chief Operating Officer M&T Bank
Kevin P. Lavender Executive Vice President & Head of Commercial Banking

C. Bryan Daniels Founding Partner Prairie Capital
James C. Leonard Executive Vice President & Chief Financial Officer

Mitchell S. Feiger Retired CEO and President MB Financial, Inc.
Jude A. Schramm Executive Vice President & Chief Information Officer

Thomas H. Harvey Chief Executive Officer Energy Innovation: Policy and Technology, LLC
Robert P. Shaffer Executive Vice President & Chief Risk Officer

Gary R. Heminger Chief Executive Officer & Chairman Marathon Petroleum Corporation
Timothy N. Spence President

Linda W. Clement-Holmes Retired Chief Information Officer The Procter & Gamble Company	Richard L. Stein Executive Vice President & Chief Credit Officer

Jewell D. Hoover Retired Senior Official Comptroller of the Currency	Melissa S. Stevens Executive Vice President & Head of Digital, Marketing, Design and Innovation

Eileen A. Mallesch Retired Chief Financial Officer Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Susan B. Zaunbrecher Executive Vice President & Chief Legal Officer

Michael B. McCallister Retired Chairman & Chief Executive Officer Humana, Inc.

244 Fifth Third Bancorp