Form 10-Q
period 2021-03-31
FIFTH THIRD BANCORP
filed 2021-05-07
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
There were 703,966,113 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2021.

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

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GDP: Gross Domestic Product
AFS: Available For Sale	GNMA: Government National Mortgage Association
ALCO: Asset Liability Management Committee	GSE: United States Government Sponsored Enterprise
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CARES: Coronavirus Aid, Relief and Economic Security	Condition and Results of Operations
CCAR: Comprehensive Capital Analysis and Review	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation	N/A: Not Applicable
CECL: Current Expected Credit Loss	NII: Net Interest Income
CET1: Common Equity Tier 1	NM: Not Meaningful
CFPB: United States Consumer Financial Protection Bureau	OAS: Option-Adjusted Spread
C&I: Commercial and Industrial	OCC: Office of the Comptroller of the Currency
DCF: Discounted Cash Flow	OCI: Other Comprehensive Income (Loss)
DTCC: Depository Trust & Clearing Corporation	OREO: Other Real Estate Owned
DTI: Debt-to-Income Ratio	PCD: Purchased Credit Deteriorated
ERM: Enterprise Risk Management	PPP: Paycheck Protection Program
ERMC: Enterprise Risk Management Committee	RCC: Risk Compliance Committee
EVE: Economic Value of Equity	ROU: Right-of-Use
FASB: Financial Accounting Standards Board	SBA: Small Business Administration
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHA: Federal Housing Administration	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TDR: Troubled Debt Restructuring
FICO: Fair Isaac Corporation (credit rating)	TILA: Truth in Lending Act
FINRA: Financial Industry Regulatory Authority	U.S.: United States of America
FNMA: Federal National Mortgage Association	USD: United States Dollar
FOMC: Federal Open Market Committee	U.S. GAAP: United States Generally Accepted Accounting
FRB: Federal Reserve Bank	Principles
FTE: Fully Taxable Equivalent	VA: United States Department of Veterans Affairs
FTP: Funds Transfer Pricing	VIE: Variable Interest Entity
FTS: Fifth Third Securities	VRDN: Variable Rate Demand Note

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2021, the Bancorp had $207 billion in assets and operated 1,098 full-service banking centers and 2,383 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this Quarterly Report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in MD&A on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and leases and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts. The FTE basis for presenting net interest income is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2021, net interest income on an FTE basis and noninterest income provided 61% and 39% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2021. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from commercial banking revenue, service charges on deposits, wealth and asset management revenue, card and processing revenue, leasing business revenue, mortgage banking net revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, leasing business expense, equipment expense, card and processing expense, marketing expense and other noninterest expense.

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the year ended December 31, 2020, which has continued into 2021. Government and public responses to the COVID-19 pandemic, including temporary closures of businesses and the implementation of social distancing protocols, have caused and continue to cause, reductions and instability in economic activity that have resulted in increased unemployment levels in certain industries and volatility in the financial markets. During the year ended December 31, 2020 and the three months ended March 31, 2021, low interest rates, reduced economic activity and market volatility have had the most immediate negative impacts on the Bancorp’s performance. The Bancorp is unable to estimate the extent of the impact that these factors have had on its operating results since the pandemic began and it is likely that these factors will continue to adversely impact its future operating results. The increased availability of COVID-19 vaccinations has begun to mitigate the public health effects of the pandemic but the recovery

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
from the related economic crisis continues to disproportionately affect certain industries, geographies and demographics more than others. This uneven recovery, combined with the unprecedented nature of the government response to the pandemic, make it difficult to predict the extent to which the pandemic will continue to adversely impact the Bancorp and its customers.

The Bancorp has provided a variety of relief options for both commercial and consumer customers that were affected by the COVID-19 pandemic, including loan covenant relief, loan maturity extensions, payment deferrals, forbearances and fee waivers. For further information about these programs, refer to the Credit Risk Management subsection of the Risk Management section of MD&A included herein, and also Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2020.

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

The CARES Act
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and has subsequently been amended several times, including by the Consolidated Appropriations Act, 2021. Among other provisions, the CARES Act included funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs, direct stimulus payments and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, discussed further below, which has temporarily expanded the SBA’s business loan guarantee program.

The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 public health emergency. The Federal Housing Administration, Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages until at least June 30, 2021.

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

FRB Actions
The FRB has taken a range of actions to support the flow of credit to households and businesses, offset forced liquidations and restore liquidity in the financial markets. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

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

Paycheck Protection Program
The Bancorp is a participating lender in PPP, which is a program administered by the SBA to provide forgivable, guaranteed loans to eligible borrowers that have been affected by the COVID-19 pandemic. As of March 31, 2021, the Bancorp held PPP loans with a carrying amount of $5.4 billion under the program. PPP loans are available to a broader range of entities than ordinary SBA loans, require deferral of principal and interest repayment, and may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses. The PPP has been expanded to permit second and third rounds of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions.

American Rescue Plan Act
The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provides additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP and by providing a third round of economic

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
impact payments to individuals. The American Rescue Plan is expected to positively impact the U.S. economy. However, the impacts of the stimulus on the Bancorp’s business, results of operations and financial condition are highly uncertain and will depend on future developments, including the scope and duration of the pandemic and its impact on the economy in general.

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2021, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. Refer to Note 15 and Note 23 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the three months ended March 31, 2021:

TABLE 1: Summary of Accelerated Share Repurchase Transaction
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. On November 30, 2020, the Federal Reserve, OCC, and FDIC issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar (“USD”) LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator then announced on March 5, 2021, that it will cease publication of 1-week and 2-month USD LIBOR on December 31, 2021, and that overnight and 1-, 3-, 6-, and 12-month USD LIBOR will cease to be published on June 30, 2023. Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp continues to prepare to transition from LIBOR to alternative reference rates, and it is expected that a broad transition away from the use of LIBOR to alternative reference rates for new financial contracts will occur by the end of 2021. In the United States, it is likely that LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”). There are risks inherent with the transition to any alternative rate such as SOFR as the rates may behave differently than LIBOR in reaction to monetary, market and economic events.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates. The Bancorp is currently in the process of developing new products and transaction agreements which are based on reference rates other than LIBOR. The Bancorp is also in the process of developing a transition plan for existing LIBOR-based financial contracts that are not expected to mature or settle prior to the cessation of LIBOR publication.

For a further discussion of the various risks the Bancorp faces in connection with the expected replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following are some of the key indicators used by management to assess the Bancorp’s business performance, including those which are considered in the Bancorp’s compensation programs:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders (annualized) divided by average tangible common equity
•Net Interest Margin (non-GAAP): Net interest income on an FTE basis (annualized) divided by average interest-earning assets
•Efficiency Ratio (non-GAAP): Noninterest expense divided by the sum of net interest income on an FTE basis and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Net Charge-off Ratio: Net losses charged-off (annualized) divided by average portfolio loans and leases
•Return on Average Assets: Net income (annualized) divided by quarterly average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors.

TABLE 2: Earnings Summary
	For the three months ended March 31,		%
($ in millions, except for per share data)	2021	2020	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,176	1,229	(4)
Net interest income (FTE)(a)(b)	1,179	1,233	(4)
Noninterest income	749	671	12
Total revenue (FTE)(a)(b)	1,928	1,904	1
(Benefit from) provision for credit losses(c)	(173)	640	NM
Noninterest expense	1,215	1,200	1
Net income	694	46	NM
Net income available to common shareholders	674	29	NM
Common Share Data
Earnings per share - basic	$0.94	0.04	NM
Earnings per share - diluted	0.93	0.04	NM
Cash dividends declared per common share	0.27	0.27	—
Book value per share	28.78	28.26	2
Market value per share	37.45	14.85	152
Financial Ratios
Return on average assets	1.38%	0.11	NM
Return on average common equity	13.1	0.6	NM
Return on average tangible common equity(b)	16.8	1.0	NM
Dividend payout	28.7	675.0	(96)
Average total Bancorp shareholders’ equity as a percent of average assets	11.26	12.63	(11)
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 and $4 for the three months ended March 31, 2021 and 2020, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)The provision for credit losses is the sum of the provision for loan and lease losses and the provision for the reserve for unfunded commitments.

Earnings Summary
The Bancorp’s net income available to common shareholders for the first quarter of 2021 was $674 million, or $0.93 per diluted share, which was net of $20 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2020 was $29 million, or $0.04 per diluted share, which was net of $17 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended March 31, 2021, a decrease of $54 million compared to the same period in the prior year primarily due to the impact of lower market rates. Compared to the prior year, market rates in the first quarter of 2021 were adversely impacted by 2020 monetary policy actions in response to the COVID-19 pandemic to lower the target range of the federal funds rate and the Federal Reserve’s bond purchase programs. The Bancorp has significant portfolios of floating interest rate loans, which are primarily LIBOR- or Prime-based, which decreased the yield on total average loans and leases by 76 bps for the three months ended March 31, 2021 compared to the same period in the prior year. Yields on average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans decreased 65 bps, 138 bps and 162 bps, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower reinvestment yields due to lower overall market rates. In addition to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
market rate impacts on earning assets, net interest income was also negatively impacted by a decrease in average commercial and industrial loans of $2.0 billion from the three months ended March 31, 2020. Interest income recognized from PPP loans partially offset these negative impacts. The Bancorp was able to partially offset the decrease in earning asset yields by decreasing rates paid on average interest-bearing liabilities by 65 bps. The decrease in rates paid on average interest-bearing liabilities was primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits of 68 bps and 67 bps, respectively, from the three months ended March 31, 2020. Net interest margin on an FTE basis (non-GAAP) was 2.62% for the three months ended March 31, 2021 compared to 3.28% for the comparable period in the prior year.

The benefit from credit losses was $173 million for the three months ended March 31, 2021 compared to provision for credit losses of $640 million during the same period in the prior year. The decrease in provision expense for the three months ended March 31, 2021 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL from December 31, 2020, including improved economic forecasts, improved consumer credit quality and decreases in nonperforming loans and commercial criticized assets. Net losses charged off as a percent of average portfolio loans and leases were 0.27% and 0.44% for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.72% compared to 0.79% at December 31, 2020. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $78 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in other noninterest income, commercial banking revenue and leasing business revenue, partially offset by a decrease in mortgage banking net revenue. Other noninterest income increased $35 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in private equity investment losses as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares. Commercial banking revenue increased $29 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increases in institutional sales and loan syndication fees, partially offset by a decrease in contract revenue from commercial customer derivatives. Leasing business revenue increased $14 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by an increase in lease syndication fees, partially offset by a decrease in lease remarketing fees. Mortgage banking net revenue decreased $35 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a decrease in net mortgage servicing revenue, partially offset by an increase in origination fees and gains on loan sales.

Noninterest expense increased $15 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense, partially offset by decreases in other noninterest expense and marketing expense. Compensation and benefits expense increased $59 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in non-qualified deferred compensation expense and higher performance-related expenses. Other noninterest expense decreased $34 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to decreases in losses and adjustments and travel expense, partially offset by an increase in loan and lease expense. Marketing expense decreased $8 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising, as well as the suspension of cash bonuses and other account acquisition programs.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of March 31, 2021. As of March 31, 2021, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.46%;
•Tier I risk-based capital ratio: 11.94%;
•Total risk-based capital ratio: 14.80%; and
•Tier I leverage ratio: 8.61%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
NON-GAAP FINANCIAL MEASURES
The following are non-GAAP financial measures which provide useful insight to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures and should not be read in isolation or relied upon as a substitute for the primary U.S. GAAP measures.

The FTE basis adjusts for the tax-favored status of income from certain loans and leases and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended March 31,
($ in millions)	2021	2020
Net interest income (U.S. GAAP)	$1,176	1,229
Add: FTE adjustment	3	4
Net interest income on an FTE basis (1)	$1,179	1,233
Net interest income on an FTE basis (annualized) (2)	4,782	4,959

Interest income (U.S. GAAP)	$1,302	1,525
Add: FTE adjustment	3	4
Interest income on an FTE basis	$1,305	1,529
Interest income on an FTE basis (annualized) (3)	5,293	6,150

Interest expense (annualized) (4)	$511	1,191
Noninterest income (5)	749	671
Noninterest expense (6)	1,215	1,200
Average interest-earning assets (7)	182,715	151,213
Average interest-bearing liabilities (8)	116,684	109,244

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.62%	3.28
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.46	2.98
Efficiency ratio on an FTE basis (6) / ((1) + (5))	63.0	63.0
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

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended March 31,
($ in millions)	2021	2020
Net income available to common shareholders (U.S. GAAP)	$674	29
Add: Intangible amortization, net of tax	9	10
Tangible net income available to common shareholders	$683	39
Tangible net income available to common shareholders (annualized) (1)	2,770	157

Average Bancorp shareholders’ equity (U.S. GAAP)	$22,952	21,713
Less: Average preferred stock	2,116	1,770
Average goodwill	4,259	4,251
Average intangible assets	133	193
Average tangible common equity (2)	$16,444	15,499

Return on average tangible common equity (1) / (2)	16.8%	1.0

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	March 31, 2021	December 31, 2020
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,595	23,111
Less: Preferred stock	2,116	2,116
Goodwill	4,259	4,258
Intangible assets	127	139
AOCI	1,792	2,601
Tangible common equity, excluding AOCI (1)	14,301	13,997
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,417	16,113

Total Assets (U.S. GAAP)	$206,899	204,680
Less: Goodwill	4,259	4,258
Intangible assets	127	139
AOCI, before tax	2,268	3,292
Tangible assets, excluding AOCI (3)	$200,245	196,991

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.20%	8.18
Tangible common equity as a percentage of tangible assets (1) / (3)	7.14	7.11

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of a significant new accounting standard applicable to the Bancorp.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2021.

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

Table 6 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2021 and 2020, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended March 31, 2021, a decrease of $54 million compared to the same period in the prior year primarily due to the impact of lower market rates. Compared to the prior year, market rates in the first quarter of 2021 were adversely impacted by 2020 monetary policy actions in response to the COVID-19 pandemic to lower the target range of the federal funds rate and the Federal Reserve’s bond purchase programs. The Bancorp has significant portfolios of floating interest rate loans, which are primarily LIBOR- or Prime-based, which decreased the yield on total average loans and leases by 76 bps for the three months ended March 31, 2021 compared to the same period in the prior year. Yields on average commercial and industrial loans, average commercial mortgage loans and average commercial construction loans decreased 65 bps, 138 bps and 162 bps, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower reinvestment yields due to lower overall market rates. In addition to market rate impacts on earning assets, net interest income was also negatively impacted by a decrease in average commercial and industrial loans of $2.0 billion from the three months ended March 31, 2020. Interest income recognized from PPP loans partially offset these negative impacts. The Bancorp was able to partially offset the decrease in earning asset yields by decreasing rates paid on average interest-bearing liabilities by 65 bps. The decrease in rates paid on average interest-bearing liabilities was primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits of 68 bps and 67 bps, respectively, from the three months ended March 31, 2020.

Net interest rate spread on an FTE basis (non-GAAP) was 2.46% during the three months ended March 31, 2021 compared to 2.98% in the same period in the prior year. Yields on average interest-earning assets decreased 117 bps, partially offset by a decrease in rates paid on average interest-bearing liabilities of 65 bps for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net interest margin on an FTE basis (non-GAAP) was 2.62% for the three months ended March 31, 2021 compared to 3.28% for the comparable period in the prior year. Net interest margin was negatively impacted by an increase in low-yielding reserves held at the FRB reported in other short-term investments, which was driven by increases in average demand deposits and average interest-bearing deposits for the three months ended March 31, 2021 compared to the same period in the prior year. Net interest margin results are expected to remain suppressed as a result of increased liquidity levels in the form of excess cash balances which are expected to remain at elevated levels driven by the amount of fiscal stimulus that has increased the banking industry’s balance sheets, including the Bancorp’s.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $207 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven by the previously mentioned decreases in yields on average loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $17 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to decreases in yields on average taxable securities and average other short-term investments, partially offset by an increase in the average balance of other short-term investments.

Interest expense on core deposits decreased $132 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in the cost of average interest-bearing core deposits to 6 bps for the three months ended March 31, 2021 from 68 bps for the three months ended March 31, 2020. The decrease in the cost of average interest-bearing core deposits was primarily due to the previously mentioned decreases in rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $38 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to decreases in rates paid on and average balances of long-term debt and certificates $100,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2021, average wholesale funding represented 16% of average interest-bearing liabilities, compared to 20% for the three months ended March 31, 2020. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	March 31, 2021			March 31, 2020			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$49,715	441	3.60%	$51,693	546	4.25%	$(25)	(80)	(105)
Commercial mortgage loans	10,534	80	3.06	11,020	122	4.44	(6)	(36)	(42)
Commercial construction loans	6,039	48	3.20	5,132	61	4.82	10	(23)	(13)
Commercial leases	3,130	24	3.17	3,201	28	3.46	(2)	(2)	(4)
Total commercial loans and leases	69,418	593	3.46	71,046	757	4.28	(23)	(141)	(164)
Residential mortgage loans	20,444	170	3.36	18,024	163	3.63	20	(13)	7
Home equity	5,009	44	3.58	6,006	70	4.71	(11)	(15)	(26)
Indirect secured consumer loans	13,955	123	3.58	11,809	120	4.09	19	(16)	3
Credit card	1,879	57	12.36	2,498	75	12.13	(19)	1	(18)
Other consumer loans	2,996	45	6.12	2,797	54	7.71	3	(12)	(9)
Total consumer loans	44,283	439	4.02	41,134	482	4.71	12	(55)	(43)
Total loans and leases	$113,701	1,032	3.68%	$112,180	1,239	4.44%	$(11)	(196)	(207)
Securities:
Taxable	35,764	262	2.97	35,973	282	3.15	(4)	(16)	(20)
Exempt from income taxes(b)	533	3	2.26	162	1	3.04	2	—	2
Other short-term investments	32,717	8	0.10	2,898	7	0.97	12	(11)	1
Total interest-earning assets	$182,715	1,305	2.90%	$151,213	1,529	4.07%	$(1)	(223)	(224)
Cash and due from banks	2,991			2,880
Other assets	20,580			19,623
Allowance for loan and lease losses	(2,450)			(1,845)
Total assets	$203,836			$171,871
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,568	7	0.07%	$40,298	75	0.75%	$7	(75)	(68)
Savings deposits	18,951	1	0.03	14,715	5	0.13	—	(4)	(4)
Money market deposits	30,601	4	0.05	27,109	48	0.72	6	(50)	(44)
Foreign office deposits	128	—	0.05	209	—	0.57	—	—	—
Other time deposits	3,045	4	0.44	5,081	20	1.56	(6)	(10)	(16)
Total interest-bearing core deposits	98,293	16	0.06	87,412	148	0.68	7	(139)	(132)
Certificates $100,000 and over	2,009	5	1.08	3,355	17	2.09	(5)	(7)	(12)
Other deposits	—	—	—	257	1	0.85	(1)	—	(1)
Federal funds purchased	324	—	0.13	654	2	1.13	(1)	(1)	(2)
Other short-term borrowings	1,209	1	0.24	1,750	6	1.32	(1)	(4)	(5)
Long-term debt	14,849	104	2.83	15,816	122	3.12	(7)	(11)	(18)
Total interest-bearing liabilities	$116,684	126	0.44%	$109,244	296	1.09%	$(8)	(162)	(170)
Demand deposits	58,586			35,765
Other liabilities	5,614			5,149
Total liabilities	$180,884			$150,158
Total equity	$22,952			$21,713
Total liabilities and equity	$203,836			$171,871
Net interest income (FTE)(c)		$1,179			$1,233		$7	(61)	(54)
Net interest margin (FTE)(c)			2.62%			3.28%
Net interest rate spread (FTE)(c)			2.46			2.98
Interest-bearing liabilities to interest-earning assets			63.86			72.24
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 and $4 for the three months ended March 31, 2021 and 2020, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The benefit from credit losses was $173 million for the three months ended March 31, 2021 compared to a provision for credit losses of $640 million during the same period in the prior year. The decrease in provision expense for the three months ended March 31, 2021 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL from December 31, 2020, including improved economic forecasts, improved consumer credit quality and decreases in nonperforming loans and criticized assets in the commercial loan and lease portfolio. Also, the provision for credit losses for the three months ended March 31, 2020 was significantly affected by deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and increased utilization levels on commercial loans.

The ALLL decreased $245 million from December 31, 2020 to $2.2 billion at March 31, 2021. At March 31, 2021, the ALLL as a percent of portfolio loans and leases decreased to 2.03%, compared to 2.25% at December 31, 2020. The reserve for unfunded commitments increased $1 million from December 31, 2020 to $173 million at March 31, 2021. The ACL as a percent of portfolio loans and leases decreased to 2.19% at March 31, 2021, compared to 2.41% at December 31, 2020.

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

Noninterest Income
Noninterest income increased $78 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table presents the components of noninterest income:

TABLE 7: Components of Noninterest Income
	For the three months ended March 31,
($ in millions)	2021	2020	% Change
Commercial banking revenue	$153	124	23
Service charges on deposits	144	148	(3)
Wealth and asset management revenue	143	134	7
Card and processing revenue	94	86	9
Leasing business revenue	87	73	19
Mortgage banking net revenue	85	120	(29)
Other noninterest income	42	7	500
Securities gains (losses), net	3	(24)	NM
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	(2)	3	NM
Total noninterest income	$749	671	12

Commercial banking revenue
Commercial banking revenue increased $29 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increases in institutional sales and loan syndication fees of $22 million and $9 million, respectively, partially offset by a decrease in contract revenue from commercial customer derivatives of $7 million.

Service charges on deposits
Service charges on deposits decreased $4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven by a decrease of $9 million in consumer deposit fees due to lower overdraft occurrences as a result of the impact of fiscal stimulus programs, partially offset by an increase of $5 million in commercial deposit fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven by increases in private client service fees and broker income of $9 million and $4 million, respectively, partially offset by a decrease in institutional fees of $3 million. The Bancorp’s trust and registered investment advisory businesses had

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
approximately $464 billion and $374 billion in total assets under care as of March 31, 2021 and 2020, respectively, and managed $58 billion and $42 billion in assets for individuals, corporations and not-for-profit organizations as of March 31, 2021 and 2020, respectively.

Card and processing revenue
Card and processing revenue increased $8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in consumer customer spend volume as well as lower reward costs.

Leasing business revenue
Leasing business revenue increased $14 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by an increase in lease syndication fees of $40 million, partially offset by a decrease in lease remarketing fees of $25 million.

Mortgage banking net revenue
Mortgage banking net revenue decreased $35 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table presents the components of mortgage banking net revenue:

TABLE 8: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2021	2020
Origination fees and gains on loan sales	$89	81
Net mortgage servicing revenue:
Gross mortgage servicing fees	59	67
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(63)	(28)
Net mortgage servicing revenue	(4)	39
Total mortgage banking net revenue	$85	120

Origination fees and gains on loan sales increased $8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily driven by an increase in originations and gains on loan sales due to the lower interest rate environment. Residential mortgage loan originations increased to $4.7 billion for the three months ended March 31, 2021 from $4.0 billion for the three months ended March 31, 2020.

Net mortgage servicing revenue decreased $43 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in net negative valuation adjustments of $35 million as well as a decrease in gross mortgage servicing fees of $8 million. Refer to Table 9 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 9: Components of Net Valuation Adjustments on MSRs
	For the three months ended March 31,
($ in millions)	2021	2020
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(134)	350
Changes in fair value:
Due to changes in inputs or assumptions	152	(331)
Other changes in fair value	(81)	(47)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(63)	(28)

For the three months ended March 31, 2021, the Bancorp recognized $71 million of income in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The fair value of the MSR portfolio increased $152 million due to changes to inputs in the valuation model, including future prepayment speeds and OAS assumptions. Assumptions were updated as a result of market rate changes during the first quarter of 2021. An increase in mortgage rates resulted in a reduction to modeled prepayment speeds, and a tightening of the spread between mortgage rates and swap rates resulted in a decrease in the modeled OAS assumptions. The fair value impact of the assumption changes was partially offset by an $81 million impact from contractual principal payments and actual prepayment activity.

Mortgage rates decreased during the three months ended March 31, 2020, which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $331 million due to changes to inputs to the valuation model including prepayment speeds and OAS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
assumptions and decreased $47 million due to the impact of contractual principal payments and actual prepayment activity during the three months ended March 31, 2020.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $2 million during the three months ended March 31, 2021 compared to net gains of $3 million during the three months ended March 31, 2020, recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2021 and 2020 were $86.7 billion and $99.8 billion, respectively, with $65.9 billion and $81.9 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income
The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2021	2020
BOLI income	$16	15
Cardholder fees	12	11
Banking center income	5	5
Consumer loan fees	4	5
Insurance income	1	6
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(13)	(22)
Private equity investment loss	(1)	(14)
Net losses on disposition and impairment of bank premises and equipment	—	(3)
Other, net	18	4
Total other noninterest income	$42	7

Other noninterest income increased $35 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in private equity investment losses as well as a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

Private equity investment losses decreased $13 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by valuation adjustments and impairment charges recognized on certain private equity investments during the three months ended March 31, 2020. For additional information on the valuation of private equity investments, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp recognized negative valuation adjustments of $13 million related to the Visa total return swap during the three months ended March 31, 2021 compared to negative valuation adjustments of $22 million during the three months ended March 31, 2020. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $15 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense, partially offset by decreases in other noninterest expense and marketing expense.

The following table presents the components of noninterest expense:

TABLE 11: Components of Noninterest Expense
	For the three months ended March 31,
($ in millions)	2021	2020	% Change
Compensation and benefits	$706	647	9
Technology and communications	93	93	—
Net occupancy expense	79	82	(4)
Leasing business expense	35	35	—
Equipment expense	34	32	6
Card and processing expense	30	31	(3)
Marketing expense	23	31	(26)
Other noninterest expense	215	249	(14)
Total noninterest expense	$1,215	1,200	1
Efficiency ratio on an FTE basis(a)	63.0%	63.0
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $59 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in non-qualified deferred compensation expense and higher performance-related expenses. Full-time equivalent employees totaled 19,819 at March 31, 2021 compared to 20,182 at March 31, 2020.

Marketing expense decreased $8 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising, as well as the suspension of cash bonuses and other account acquisition programs.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2021	2020
Loan and lease	$49	35
FDIC insurance and other taxes	28	25
Data processing	20	18
Professional service fees	16	10
Intangible amortization	11	13
Postal and courier	9	10
Losses and adjustments	7	54
Travel	4	15
Recruitment and education	4	6
Insurance	4	4
Supplies	3	4
Donations	2	3
Other, net	58	52
Total other noninterest expense	$215	249

Other noninterest expense decreased $34 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to decreases in losses and adjustments and travel expense, partially offset by an increase in loan and lease expense.

Losses and adjustments decreased $47 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by an increase in legal settlements. Travel expense decreased $11 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to reduced business travel as a direct result of the COVID-19 pandemic. Loan and lease expense

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
increased $14 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in loan servicing expenses.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2021	2020
Income before income taxes	$883	60
Applicable income tax expense	189	14
Effective tax rate	21.4%	22.6

Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

Applicable income tax expense increased $175 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to higher income before income taxes. The increase was partially offset by a $14 million tax benefit recorded for the three months ended March 31, 2021 that primarily related to share-based compensation. The effective tax rate decreased to 21.4% for the three months ended March 31, 2021 from 22.6% for the same period in the prior year primarily due to a decrease in state income tax expense.

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

TABLE 14: Components of Total Loans and Leases (including loans and leases held for sale)
	March 31, 2021		December 31, 2020
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$49,165	43%	$49,895	44%
Commercial mortgage loans	10,490	9	10,609	9
Commercial construction loans	6,198	5	5,815	5
Commercial leases	3,255	3	2,954	3
Total commercial loans and leases	69,108	60	69,273	61
Consumer loans:
Residential mortgage loans(b)	21,173	18	20,393	18
Home equity	4,815	4	5,183	4
Indirect secured consumer loans	14,336	13	13,653	12
Credit card	1,810	2	2,007	2
Other consumer loans	3,090	3	3,014	3
Total consumer loans	45,224	40	44,250	39
Total loans and leases	$114,332	100%	$113,523	100
Total portfolio loans and leases (excluding loans and leases held for sale)	$108,855		$108,782
(a)Includes $5.4 billion and $4.8 billion as of March 31, 2021 and December 31, 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $37 and $39 as of March 31, 2021 and December 31, 2020, respectively, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

Total loans and leases, including loans and leases held for sale, increased $809 million, or 1%, from December 31, 2020. The increase from December 31, 2020 was the result of a $974 million, or 2%, increase in consumer loans, partially offset by a $165 million decrease in commercial loans and leases.

Commercial loans and leases decreased $165 million from December 31, 2020 due to decreases in commercial and industrial loans and commercial mortgage loans, partially offset by increases in commercial construction loans and commercial leases. Commercial and industrial loans decreased $730 million, or 1%, from December 31, 2020 primarily as a result of paydowns on revolving lines of credit, partially offset by loans originated under the SBA’s Paycheck Protection Program during the first quarter of 2021. Commercial mortgage loans decreased $119 million, or 1%, from December 31, 2020 as payoffs exceeded loan originations. Commercial construction loans increased $383 million, or 7%, from December 31, 2020 as draws on existing commitments exceeded payoffs. Commercial leases increased $301 million, or 10%, from December 31, 2020 primarily as a result of an increase in lease originations.

Consumer loans increased $974 million from December 31, 2020 due to increases in residential mortgage loans, indirect secured consumer loans and other consumer loans, partially offset by decreases in home equity and credit card. Residential mortgage loans increased $780 million, or 4%, from December 31, 2020 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs and also repurchased certain loans from GNMA that were in forbearance programs. Indirect secured consumer loans increased $683 million, or 5%, from December 31, 2020 primarily as a result of loan production exceeding payoffs. Other consumer loans increased $76 million, or 3%, from December 31, 2020 primarily as a result of the purchase of a portfolio of point-of-sale loans. Home equity decreased $368 million, or 7%, from December 31, 2020 as payoffs exceeded loan originations. Credit card decreased $197 million, or 10%, from December 31, 2020 primarily due to seasonal paydowns on year-end balances as well as continuing impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus during the first quarter of 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Components of Average Loans and Leases (including average loans and leases held for sale)
	March 31, 2021		March 31, 2020
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$49,715	44%	$51,693	46%
Commercial mortgage loans	10,534	9	11,020	10
Commercial construction loans	6,039	5	5,132	4
Commercial leases	3,130	3	3,201	3
Total commercial loans and leases	69,418	61	71,046	63
Consumer loans:
Residential mortgage loans	20,444	18	18,024	16
Home equity	5,009	4	6,006	5
Indirect secured consumer loans	13,955	12	11,809	11
Credit card	1,879	2	2,498	2
Other consumer loans	2,996	3	2,797	3
Total consumer loans	44,283	39	41,134	37
Total average loans and leases	$113,701	100%	$112,180	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$108,956		$110,779

Average loans and leases, including average loans and leases held for sale, increased $1.5 billion, or 1%, for the three months ended March 31, 2021 compared to the same period in the prior year as a result of a $3.1 billion, or 8%, increase in average consumer loans, partially offset by a $1.6 billion, or 2%, decrease in average commercial loans and leases.

Average commercial loans and leases decreased $1.6 billion for the three months ended March 31, 2021 compared to the same period in the prior year due to decreases in average commercial and industrial loans, average commercial mortgage loans and average commercial leases, partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased $2.0 billion, or 4%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by continued paydowns on revolving lines of credit, partially offset by the PPP loans originated since March of 2020. Average commercial mortgage loans decreased $486 million, or 4%, for the three months ended March 31, 2021 as payoffs exceeded loan originations. Average commercial leases decreased $71 million, or 2%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of payoffs exceeding originations. Average commercial construction loans increased $907 million, or 18%, for the three months ended March 31, 2021 compared to the same period in the prior year as draws on existing commitments exceeded payoffs.

Average consumer loans increased $3.1 billion for the three months ended March 31, 2021 compared to the same period in the prior year due to increases in average residential mortgage loans, average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average home equity and average credit card. Average residential mortgage loans increased $2.4 billion, or 13%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs and also repurchased certain loans from GNMA that were in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Average indirect secured consumer loans increased $2.1 billion, or 18%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to loan production exceeding payoffs. Average other consumer loans increased $199 million, or 7%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of purchases of portfolios of point-of-sale loans. Average home equity decreased $997 million, or 17%, for the three months ended March 31, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average credit card decreased $619 million, or 25%, for the three months ended March 31, 2021 compared to the same period in the prior year driven by higher paydowns which were affected by the amount of fiscal stimulus.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $38.6 billion and $38.4 billion at March 31, 2021 and December 31, 2020, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.6 years at March 31, 2021 compared to 4.4 years at December 31, 2020.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At March 31, 2021, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Bancorp recognized $7 million of impairment losses on its

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both March 31, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position for both the three months ended March 31, 2021 and the year ended December 31, 2020.

The following table summarizes the end of period components of investment securities:

TABLE 16: Components of Investment Securities
As of ($ in millions)	March 31, 2021	December 31, 2020
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$74	74
Obligations of states and political subdivisions securities	18	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,536	11,147
Agency commercial mortgage-backed securities	17,357	16,745
Non-agency commercial mortgage-backed securities	3,195	3,323
Asset-backed securities and other debt securities	3,262	3,152
Other securities(a)	521	524
Total available-for-sale debt and other securities	$35,963	34,982
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$9	9
Asset-backed securities and other debt securities	1	2
Total held-to-maturity securities	$10	11
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$42	81
Obligations of states and political subdivisions securities	30	10
Agency residential mortgage-backed securities	85	30
Asset-backed securities and other debt securities	571	439
Total trading debt securities	$728	560
Total equity securities (fair value)	$315	313
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $36, $483 and $2, respectively, at March 31, 2021 and $40, $482 and $2, respectively, at December 31, 2020, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $981 million from December 31, 2020 primarily due to increases in agency commercial mortgage-backed securities and agency residential mortgage-backed securities, partially offset by a decrease in non-agency commercial mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 19% of total interest-earning assets at both March 31, 2021 and December 31, 2020. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 5.9 years at March 31, 2021 compared to 5.7 years at December 31, 2020. In addition, at March 31, 2021, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.97% compared to 3.05% at December 31, 2020.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.6 billion at March 31, 2021 compared to $2.5 billion at December 31, 2020. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale Debt and Other Securities
As of March 31, 2021 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life 1 – 5 years	$74	77	1.8	2.16%
Total	$74	77	1.8	2.16%
Obligations of states and political subdivisions securities:
Average life 1 – 5 years	17	17	1.9	1.80
Average life greater than 10 years	1	1	15.6	7.00
Total	$18	18	2.7	2.12%
Agency residential mortgage-backed securities:
Average life of 1 year or less	396	403	0.5	4.14
Average life 1 – 5 years	5,228	5,447	3.7	2.96
Average life 5 – 10 years	5,122	5,422	6.7	2.97
Average life greater than 10 years	790	823	13.6	2.97
Total	$11,536	12,095	5.6	3.01%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	620	639	0.8	2.94
Average life 1 – 5 years	6,521	6,899	3.1	3.38
Average life 5 – 10 years	6,921	7,348	7.3	3.20
Average life greater than 10 years	3,295	3,312	13.2	2.36
Total	$17,357	18,198	6.6	3.10%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	21	21	0.2	3.27
Average life 1 – 5 years	2,774	2,953	3.5	3.27
Average life 5 – 10 years	400	429	5.6	3.28
Total	$3,195	3,403	3.7	3.27%
Asset-backed securities and other debt securities:
Average life of 1 year or less	299	300	0.7	3.39
Average life 1 – 5 years	1,344	1,359	3.0	2.30
Average life 5 – 10 years	1,204	1,202	7.0	1.47
Average life greater than 10 years	415	422	13.9	1.15
Total	$3,262	3,283	5.7	1.95%
Other securities	521	521
Total available-for-sale debt and other securities	$35,963	37,595	5.9	2.97%
(a)Taxable-equivalent yield adjustments included in the above table are 0.09% and 0.02% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $34.2 billion and $33.4 billion at March 31, 2021 and December 31, 2020, respectively. The increase of $788 million from December 31, 2020 was primarily attributable to deposit growth during the three months ended March 31, 2021.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 77% and 74% of the Bancorp’s average asset funding base at March 31, 2021 and December 31, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 18: Components of Deposits
	March 31, 2021		December 31, 2020
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$61,363	38%	$57,711	36%
Interest checking	45,582	28	47,270	30
Savings	20,162	12	18,258	12
Money market	30,630	19	30,650	19
Foreign office	113	—	143	—
Total transaction deposits	157,850	97	154,032	97
Other time	2,759	2	3,023	2
Total core deposits	160,609	99	157,055	99
Certificates $100,000 and over(a)	1,784	1	2,026	1
Total deposits	$162,393	100%	$159,081	100%
(a)Includes $1.1 billion and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at March 31, 2021 and December 31, 2020, respectively.

Core deposits increased $3.6 billion, or 2%, from December 31, 2020 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $3.8 billion, or 2%, from December 31, 2020 primarily due to increases in demand deposits and savings deposits, partially offset by a decrease in interest checking deposits. Demand deposits increased $3.7 billion, or 6%, primarily as a result of higher balances per customer account due to increased liquidity levels in the form of excess cash balances driven by the amount of fiscal and monetary stimulus as well as balance migration from interest checking deposits during the three months ended March 31, 2021. Savings deposits increased $1.9 billion, or 10%, from December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus as well as decreased consumer spending. Interest checking deposits decreased $1.7 billion, or 4%, from December 31, 2020 primarily as a result of lower balances per commercial customer account as well as the aforementioned balance migration into demand deposits during the three months ended March 31, 2021. Other time deposits decreased $264 million, or 9%, from December 31, 2020 primarily due to lower offering rates on certificates less than $100,000.

Certificates $100,000 and over decreased $242 million, or 12%, from December 31, 2020 primarily due to a decrease in retail brokered certificates of deposit issued since December 31, 2020.

The following table presents the components of average deposits for the three months ended:

TABLE 19: Components of Average Deposits
	March 31, 2021		March 31, 2020
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$58,586	37%	$35,765	28%
Interest checking	45,568	29	40,298	32
Savings	18,951	12	14,715	12
Money market	30,601	19	27,109	21
Foreign office	128	—	209	—
Total transaction deposits	153,834	97	118,096	93
Other time	3,045	2	5,081	4
Total core deposits	156,879	99	123,177	97
Certificates $100,000 and over(a)	2,009	1	3,355	3
Other deposits	—	—	257	—
Total average deposits	$158,888	100%	$126,789	100%
(a)Includes $1.2 billion and $1.7 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended March 31, 2021 and 2020, respectively.

On an average basis, core deposits increased $33.7 billion, or 27%, for the three months ended March 31, 2021 compared to the same period in the prior year due to an increase of $35.7 billion, or 30%, in average transaction deposits, partially offset by a decrease of $2.0 billion, or 40%, in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average demand deposits, average interest checking deposits, average savings deposits and average money market deposits. Average demand deposits increased $22.8 billion, or 64%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of higher average balances per commercial customer account due to the previously mentioned increased liquidity levels in the current economic environment in the form of excess cash balances driven by the amount of fiscal and monetary stimulus as well as balance migration from interest checking deposits. Average interest checking deposits increased $5.3 billion, or 13%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
previously mentioned increased liquidity levels in the current economic environment in the form of excess cash balances driven by the amount of fiscal stimulus partially offset by the aforementioned balance migration into demand deposits. Average savings deposits increased $4.2 billion, or 29%, and average money market deposits increased $3.5 billion, or 13%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to the amount of fiscal stimulus and uncertainty regarding the COVID-19 pandemic as well as decreased consumer spending. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $1.3 billion, or 40%, for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to maturities and lower offering rates on certificates greater than $100,000. Average other deposits decreased $257 million for the three months ended March 31, 2021 primarily due to a decrease in average Eurodollar trade deposits.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of March 31, 2021 are summarized in the following table:

TABLE 20: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$1,169
3-6 months	231
6-12 months	211
After 12 months	173
Total certificates $100,000 and over	$1,784

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2021 are summarized in the following table:

TABLE 21: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$3,959
13-24 months	297
25-36 months	129
37-48 months	79
49-60 months	62
After 60 months	17
Total other time deposits and certificates $100,000 and over	$4,543

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 14% at March 31, 2021 compared to 15% at December 31, 2020.

The following table summarizes the end of period components of borrowings:

TABLE 22: Components of Borrowings
As of ($ in millions)	March 31, 2021	December 31, 2020
Federal funds purchased	$302	300
Other short-term borrowings	1,106	1,192
Long-term debt	14,743	14,973
Total borrowings	$16,151	16,465

Total borrowings decreased $314 million, or 2%, from December 31, 2020 primarily due to decreases in long-term debt and other short-term borrowings. Long-term debt decreased $230 million from December 31, 2020 primarily driven by $145 million of fair value adjustments associated with interest rate swaps hedging long-term debt and $111 million of paydowns on long-term debt associated with automobile loan securitizations during the three months ended March 31, 2021. Other short-term borrowings decreased $86 million from December 31, 2020 primarily as a result of decreased short-term funding needs given continued core deposit growth. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes components of average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings
($ in millions)	March 31, 2021	March 31, 2020
Federal funds purchased	$324	654
Other short-term borrowings	1,209	1,750
Long-term debt	14,849	15,816
Total average borrowings	$16,382	18,220

Total average borrowings decreased $1.8 billion, or 10%, for the three months ended March 31, 2021 compared to the same period in the prior year due to decreases in average long-term debt, average other short-term borrowings and average federal funds purchased. Average long-term debt decreased $967 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by the maturity of $1.1 billion of unsecured senior fixed-rate notes, the maturity of $750 million of unsecured senior fixed-rate bank notes, the maturity of $300 million of unsecured senior floating-rate bank notes and $518 million of paydowns on long-term debt associated with automobile loan securitizations since March of 2020. These decreases were partially offset by the issuance of $1.25 billion of unsecured senior fixed-rate notes in the second quarter of 2020. Average other short-term borrowings decreased $541 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreased short-term funding needs given strong core deposit growth. Average federal funds purchased decreased $330 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreased short-term funding needs given strong core deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2020 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also modestly declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the three months ended March 31, 2021.

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

The following table summarizes net income (loss) by business segment:

TABLE 24: Net Income (Loss) by Business Segment
	For the three months ended March 31,
($ in millions)	2021	2020
Income Statement Data
Commercial Banking	$312	224
Branch Banking	(24)	121
Consumer Lending	32	61
Wealth and Asset Management	20	22
General Corporate and Other	354	(382)
Net income	$694	46

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking
	For the three months ended March 31,
($ in millions)	2021	2020
Income Statement Data
Net interest income (FTE)(a)	$367	511
(Benefit from) provision for credit losses	(76)	45
Noninterest income:
Commercial banking revenue	151	124
Service charges on deposits	90	84
Leasing business revenue	87	73
Other noninterest income	33	6
Noninterest expense:
Compensation and benefits	156	150
Leasing business expense	35	35
Other noninterest expense	229	295
Income before income taxes (FTE)	384	273
Applicable income tax expense(a)(b)	72	49
Net income	$312	224
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$60,258	67,684
Demand deposits	31,532	17,124
Interest checking deposits	21,135	20,448
Savings and money market deposits	6,370	4,959
Other time deposits and certificates $100,000 and over	100	206
Foreign office deposits	127	209
(a)Includes FTE adjustments of $2 and $4 for the three months ended March 31, 2021 and 2020, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $312 million for the three months ended March 31, 2021 compared to $224 million for the same period in the prior year. The increase was primarily driven by a decrease in the provision for credit losses as well as an increase in noninterest income and a decrease in noninterest expense partially offset by a decrease in net interest income on an FTE basis.

Net interest income on an FTE basis decreased $144 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreases in yields on and average balances of commercial loans and leases as well as decreases in FTP credit rates on interest checking deposits, demand deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on average interest checking deposits and average savings and money market deposits.

The benefit from credit losses was $76 million for the three months ended March 31, 2021 compared to a provision for credit losses of $45 million for the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021 compared to the same period in the prior year was primarily driven by a decrease in commercial criticized asset levels as well as decreases in net charge-offs on commercial and industrial loans and commercial leases. Net charge-offs as a percent of average portfolio loans and leases decreased to 15 bps for the three months ended March 31, 2021 compared to 27 bps for the same period in the prior year.

Noninterest income increased $74 million for the three months ended March 31, 2021 compared to the same period in the prior year driven by increases in commercial banking revenue, other noninterest income, leasing business revenue and service charges on deposits. Commercial banking revenue increased $27 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in institutional sales and loan syndication fees partially offset by a decrease in contract revenue from commercial customer derivatives. Other noninterest income increased $27 million for the three months ended March 31, 2021 compared to the same period in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
prior year primarily driven by a decrease in private equity investment losses. Leasing business revenue increased $14 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in lease syndication fees partially offset by a decrease in lease remarketing fees. Service charges on deposits increased $6 million for the three months ended March 31, 2021 compared to the same period in the prior year driven by an increase in commercial deposit fees primarily due to lower earnings credit rates.

Noninterest expense decreased $60 million for the three months ended March 31, 2021 compared to the same period in the prior year driven by a decrease in other noninterest expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $66 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to decreases in losses and adjustments, corporate overhead allocations and travel expense. Compensation and benefits increased $6 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of increases in incentive compensation and employee benefits expense driven by strong performance in fees related to business growth during the three months ended March 31, 2021.

Average commercial loans and leases decreased $7.4 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to decreases in average commercial and industrial loans and average commercial mortgage loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by continued paydowns of revolving lines of credit, partially offset by increases in PPP loans. Average commercial mortgage loans decreased for the three months ended March 31, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased for the three months ended March 31, 2021 compared to the same period in the prior year as draws on existing commitments exceeded payoffs.

Average core deposits increased $16.4 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in average demand deposits, average savings and money market deposits and average interest checking deposits. Average demand deposits increased $14.4 billion, average savings and money market deposits increased $1.4 billion and average interest checking deposits increased $687 million for the three months ended March 31, 2021 compared to the same period in the prior year. These increases were primarily as a result of higher average balances per commercial customer account due to increased liquidity levels in the current economic environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,098 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 26: Branch Banking
	For the three months ended March 31,
($ in millions)	2021	2020
Income Statement Data
Net interest income	$295	505
Provision for credit losses	41	62
Noninterest income:
Card and processing revenue	77	67
Service charges on deposits	54	65
Wealth and asset management revenue	49	44
Other noninterest income	24	22
Noninterest expense:
Compensation and benefits	170	168
Net occupancy and equipment expense	57	55
Card and processing expense	30	30
Other noninterest expense	232	235
(Loss) income before income taxes	(31)	153
Applicable income tax (benefit) expense	(7)	32
Net (loss) income	$(24)	121
Average Balance Sheet Data
Consumer loans	$12,083	13,283
Commercial loans, including held for sale	2,981	2,296
Demand deposits	23,958	16,376
Interest checking deposits	15,372	11,506
Savings and money market deposits	40,559	34,480
Other time deposits and certificates $100,000 and over	3,893	6,794
Net loss was $24 million for the three months ended March 31, 2021 compared to net income of $121 million for the same period in the prior year. The net loss was primarily driven by a decrease in net interest income partially offset by a decrease in provision for credit losses and an increase in noninterest income.

Net interest income decreased $210 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a decrease in FTP credit rates on core deposits as well as decreases in average balances of credit card and home equity and decreases in yields on average home equity and average other consumer loans. These negative impacts were partially offset by decreases in the rates paid on average savings and money market deposits, average other time deposits and certificates $100,000 and over as well as a decrease in average balances of other time deposits and a decrease in FTP charge rates on loans and leases.

Provision for credit losses decreased $21 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to decreases in net charge-offs on credit card, other consumer loans, commercial and industrial loans and home equity. Net charge-offs as a percent of average portfolio loans and leases decreased to 111 bps for the three months ended March 31, 2021 compared to 157 bps for the three months ended March 31, 2020.

Noninterest income increased $6 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by increases in card and processing revenue and wealth and asset management revenue partially offset by a decrease in service charges on deposits. Card and processing revenue increased $10 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of an increase in consumer customer spend volume as well as lower reward costs. Wealth and asset management revenue increased $5 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in broker income and private client service fees. Service charges on deposits decreased $11 million for the three months ended March 31, 2021 compared to the same period in the prior year driven by decreases in both consumer deposit fees and commercial deposit fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense increased $1 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by increases in compensation and benefits and net occupancy and equipment expense, partially offset by a decrease in other noninterest expense. Compensation and benefits increased $2 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in incentive compensation. Net occupancy and equipment expense increased $2 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to an increase in allocated occupancy costs. Other noninterest expense decreased $3 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreases in corporate overhead allocations and marketing expense partially offset by an increase in losses and adjustments.

Average consumer loans decreased $1.2 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by a decrease in average home equity as payoffs exceeded loan originations as well as a decrease in average credit card driven by higher paydowns which were affected by the amount of fiscal stimulus. These decreases were partially offset by an increase in average residential mortgage loans as a result of an increase in loan originations. Average commercial loans increased $685 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by an increase in average commercial mortgage loans as well as increase in average commercial and industrial loans.

Average deposits increased $14.6 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by increases in average demand deposits, average savings and money market deposits and average interest checking deposits partially offset by a decrease in average other time deposits and certificates $100,000 and over. Average demand deposits increased $7.6 billion, average savings and money market deposits increased $6.1 billion and average interest checking deposits increased $3.9 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of higher balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer spending. Average other time deposits and certificates $100,000 and over decreased $2.9 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to lower offering rates on certificates less than $100,000 from the three months ended March 31, 2020.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 27: Consumer Lending
	For the three months ended March 31,
($ in millions)	2021	2020
Income Statement Data
Net interest income	$128	89
Provision for credit losses	8	13
Noninterest income:
Mortgage banking net revenue	82	117
Other noninterest income	—	7
Noninterest expense:
Compensation and benefits	66	51
Other noninterest expense	95	71
Income before income taxes	41	78
Applicable income tax expense	9	17
Net income	$32	61
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$15,475	13,551
Home equity	164	206
Indirect secured consumer loans	13,815	11,605

Net income was $32 million for the three months ended March 31, 2021 compared to net income of $61 million for the same period in the prior year. The decrease was primarily due to a decrease in noninterest income as well as an increase in noninterest expense partially offset by an increase in net interest income and a decrease in provision for credit losses.

Net interest income increased $39 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by a decrease in FTP charge rates on loans and leases, an increase in average indirect secured consumer loans and an increase in average residential mortgage loans, partially offset by a decrease in FTP credit rates on demand deposits.

Provision for credit losses decreased $5 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreases in net charge-offs on indirect secured consumer loans and residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 13 bps for the three months ended March 31, 2021 compared to 22 bps for the three months ended March 31, 2020.

Noninterest income decreased $42 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by a decrease in mortgage banking net revenue due to a decrease in net mortgage servicing revenue, partially offset by an increase in origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. The decrease in noninterest income also included a decrease in other noninterest income primarily as a result of net losses recognized on securities related to non-qualifying hedges on MSRs for the three months ended March 31, 2021 compared to net gains recognized during the same period in the prior year.

Noninterest expense increased $39 million for the three months ended March 31, 2021 compared to the same period in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $24 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by increases in loan and lease expense and corporate overhead allocations. Compensation and benefits increased $15 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in base compensation and incentive compensation resulting from the increased mortgage origination activity for the three months ended March 31, 2021.

Average consumer loans increased $4.1 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in average indirect secured consumer loans and average residential mortgage loans. Average indirect secured

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
consumer loans increased $2.2 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to loan production exceeding payoffs. Average residential mortgage loans increased $1.9 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs and also repurchased certain loans from GNMA that were in forbearance programs. The increase for the three months ended March 31, 2021 was partially offset by higher runoff due to payoffs exceeding loan originations.

Wealth and Asset Management
Wealth and Asset Management provides a full range of wealth management services for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of three main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients including middle market businesses, non-profits, states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 28: Wealth and Asset Management
	For the three months ended March 31,
($ in millions)	2021	2020
Income Statement Data
Net interest income	$21	37
(Benefit from) provision for credit losses	(1)	1
Noninterest income:
Wealth and asset management revenue	136	129
Other noninterest income	2	6
Noninterest expense:
Compensation and benefits	53	61
Other noninterest expense	82	82
Income before income taxes	25	28
Applicable income tax expense	5	6
Net income	$20	22
Average Balance Sheet Data
Loans and leases, including held for sale	$3,746	3,580
Core deposits	11,694	10,523
Net income was $20 million for the three months ended March 31, 2021 compared to net income of $22 million for the same period in the prior year. The decrease was primarily driven by a decrease in net interest income partially offset by a decrease in noninterest expense and an increase in noninterest income.

Net interest income decreased $16 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreases in FTP credit rates on interest checking deposits and savings and money market deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in the rates paid on average interest checking deposits and average savings and money market deposits as well as decreases in FTP charge rates on loans and leases.

Noninterest income increased $3 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by an increase in wealth and asset management revenue partially offset by a decrease in other noninterest income. Wealth and asset management revenue increased $7 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily as a result of increases in private client service fees and broker income partially offset by a decrease in institutional fees. Other noninterest income decreased $4 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a decrease in insurance income driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Noninterest expense decreased $8 million for the three months ended March 31, 2021 compared to the same period in the prior year driven by a decrease in compensation and benefits primarily as a result of decreases in base and incentive compensation which included a decline due to the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Average loans and leases, including held for sale, increased $166 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by increases in average other consumer loans and average residential mortgage loans as a result of higher loan production partially offset by a decrease in average commercial and industrial loans as payoffs exceeded new loan production.

Average core deposits increased $1.2 billion for the three months ended March 31, 2021 compared to the same period in the prior year primarily due to increases in average interest checking deposits and average savings and money market deposits as a result of higher balances per customer account due to the current economic environment.

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

Net interest income on an FTE basis increased $276 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt, deposits and other short-term borrowings. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases allocated to the business segments and a decrease in interest income on taxable securities.

The benefit from credit losses was $145 million for the three months ended March 31, 2021 compared to a provision for credit losses of $519 million for the three months ended March 31, 2020. The decrease in provision expense for the three months ended March 31, 2021 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL from December 31, 2020, including improved economic forecasts, improved consumer credit quality and decreases in nonperforming loans and commercial criticized assets. The decrease for the three months ended March 31, 2021 was also partially offset by the impact of the benefit provided to the business segments driven by lower commercial criticized assets owned by each business segment.

Noninterest income increased $40 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by the recognition of securities losses of $3 million for the three months ended March 31, 2021 compared to securities losses of $24 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 also included a benefit from the decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares for the three months ended March 31, 2021 compared to the same period in the prior year.

Noninterest expense increased $46 million for the three months ended March 31, 2021 compared to the same period in the prior year primarily driven by an increase in compensation and benefits and a decrease in corporate overhead allocations from General Corporate and Other to the other business segments partially offset by a decrease in net occupancy expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RISK MANAGEMENT – OVERVIEW
Effective risk management is critical to the Bancorp’s ongoing success and ensures that the Bancorp operates in a safe and sound manner, complies with applicable laws and regulations and safeguards the Bancorp’s brand and reputation. Risks are inherent in the Bancorp’s business, are influenced by both internal and external factors, and the Bancorp is responsible for managing these risks effectively to deliver through-the-cycle value and performance for the Bancorp’s shareholders, customers, employees and communities.

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
•The Bancorp establishes a risk appetite in alignment with its strategic, financial and capital plans. The Bancorp’s risk appetite is defined using quantitative metrics and qualitative measures to ensure prudent risk taking and drive balanced decision making. The Bancorp’s goal is to ensure that aggregate residual risks do not exceed the Bancorp’s risk appetite, and that risks taken are supportive of the Bancorp’s portfolio diversification and profitability objectives. The Board and executive management approve the risk appetite, which is considered in the development of business strategies and forms the basis for enterprise risk management.
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
◦Only offer products or services that are appropriate or suitable for the Bancorp’s customers.
◦Focus on providing operational excellence by providing reliable, accurate and efficient services to meet the Bancorp’s customers’ needs.
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
•Fifth Third’s core values and culture provide the foundation for sound risk management practices by establishing expectations for appropriate conduct and accountability across the organization. All employees are expected to conduct themselves in alignment with Fifth Third’s Code of Business Conduct and Ethics, which may be found on www.53.com, while carrying out their responsibilities. Fifth Third’s Corporate Responsibility and Reputation Committee provides oversight of business conduct policies, programs and strategies, and monitors reporting of potential misconduct, trends or themes across the enterprise. Prudent risk management is a responsibility that is expected from all employees and is a foundational element of Fifth Third’s culture.
•The Bancorp manages eight defined risk types to a prescribed appetite. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputational risk and strategic risk.
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g. global pandemic, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
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

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
•The first line of defense is comprised of front-line units that create risk and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, controlling and mitigating the risks associated with their activities consistent with established risk appetite and limits. The first line of defense also includes business units that provide information technology, operations, servicing, processing or other support.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 29: Potential Problem Portfolio Loans and Leases
As of March 31, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,516	2,523	3,967
Commercial mortgage loans	1,197	1,210	1,207
Commercial construction loans	497	498	518
Commercial leases	68	68	69
Total potential problem portfolio loans and leases	$4,278	4,299	5,761

TABLE 30: Potential Problem Portfolio Loans and Leases
As of December 31, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,641	2,651	3,687
Commercial mortgage loans	784	798	792
Commercial construction loans	240	240	252
Commercial leases	72	72	72
Total potential problem portfolio loans and leases	$3,737	3,761	4,803
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

The Bancorp utilizes internally developed models to estimate expected credit losses for portfolio loans and leases. For loans and leases that are collectively evaluated, the Bancorp utilizes these models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Bancorp’s processes for developing these models,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans.

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

Overview
The outlook for economic growth in the U.S. continued to improve in the first quarter of 2021 as the rollout of COVID-19 vaccinations surpassed a rate of 3 million doses per day. The Centers for Disease Control and Prevention reported over 150 million doses were administered as of March 31, 2021. With the pace of vaccinations continuing to increase, consumers began to re-engage in the service sector. Spending on dining, hotels, airlines, gyms and salons reached its highest levels since the pandemic began last year. With the economy gaining momentum, nonfarm payrolls increased 916,000 in March of 2021 and the unemployment rate fell to 6%. At the same time, the Institute for Supply Management Services Purchasing Managers’ Index reached an all-time high of 63.7 and the Conference Board Consumer Confidence Index rose to 109.7, the highest reading since the pandemic began in March of 2020. Fiscal stimulus continued to support the economic recovery as Congress passed the $1.9 trillion American Rescue Plan. This legislation included direct stimulus payments, extended unemployment benefits, an increased child tax credit, funds for state and local governments and money to support the reopening of schools. Further fiscal support was proposed in late March of 2021 when President Biden announced a $2.25 trillion infrastructure spending plan over eight years financed by higher corporate taxes.

Investors’ assessments for growth and inflation continued to improve as unprecedented fiscal stimulus along with significant progress in vaccinations led investors to accelerate their expectations on the timing for fully reopening the economy. U.S. Treasury yields moved sharply higher as the yield curve steepened to reflect the better outlook while the Federal Reserve interest rate policy kept shorter term yields near zero. The 10-year Treasury yield rose 83 basis points in the first quarter of 2021 while shorter term rates remained relatively unchanged. At the March FOMC meeting, Fed officials lifted their growth forecast to 6.5% and their inflation forecast to 2.2% for 2021. Despite upgrading the growth and inflation outlook in the Summary of Economic Projections, the FOMC voted unanimously to maintain accommodative monetary policy with rates on hold and balance sheet policy unchanged to support the recovery from the COVID-19 pandemic. The FOMC is pursuing a broad and inclusive interpretation for their maximum employment mandate while FRB officials view the year-over-year increase in inflation as primarily due to base effects that will most likely prove to be transient. Chairman Powell said it would take “actual progress not forecasted progress” towards the FRB’s goals before they would slow the pace of asset purchases and it would take “some time to achieve substantial further progress.”
COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, the Bancorp began providing financial hardship relief in March 2020 to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers are now being offered to meet the uniqueness of the current economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions. In most cases, these offers were not classified as TDRs if qualified for the TDR relief provisions provided by the CARES Act. As of March 31, 2021, substantially all of these borrowers have resumed making payments except for certain residential mortgage loans which continue to be in forbearance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp currently plans to continue to offer a forbearance program for its residential mortgage borrowers in alignment with the forbearances offered for federally backed mortgage loans. Under the provisions of the CARES Act, borrowers with federally backed mortgage loans were able to request a six-month forbearance with an option to extend the forbearance period for an additional six months. The GSEs have also permitted certain forbearances to be extended for an additional six months for a total of up to 18 months, meaning that borrowers who entered forbearance in March 2020 would not be required to make a payment until September 2021. Along with this, the CFPB has announced the potential of extending the forbearance period through the end of 2021 and is expected to issue a final decision on this on May 11, 2021.

The Bancorp also continues to suspend residential mortgage foreclosure activity in alignment with GSE practices, which have extended the foreclosure moratorium through at least June 2021. Additionally, the Bancorp will continue to follow the specific GSE guidance for other non-forbearance related COVID-19 pandemic relief programs when servicing its residential mortgage portfolio. These programs include traditional loan modifications and/or deferral of past due payments to the maturity of the loan. The Bancorp will continue to be responsive to any legislative changes related to foreclosure activity.

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

The following table provides a summary of portfolio loans and leases as of March 31, 2021, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

TABLE 31: Summary of Portfolio Loans and Leases Enrolled In Hardship Relief Programs
	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
March 31, 2021 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Commercial loans:
Commercial and industrial loans	$1,176	6	1,182	1,168	5	9	14
Commercial mortgage owner-occupied loans	573	14	587	578	9	—	9
Commercial mortgage nonowner-occupied loans	1,031	85	1,116	1,103	13	—	13
Commercial construction loans	483	19	502	502	—	—	—
Commercial leases	79	—	79	79	—	—	—
Residential mortgage loans(b)	875	542	1,417	1,168	46	203	249
Consumer loans:
Home equity	184	10	194	177	5	12	17
Indirect secured consumer loans(d)	834	169	1,003	959	36	8	44
Credit card	99	18	117	92	8	17	25
Other consumer loans	98	8	106	101	4	1	5
Total portfolio loans and leases	$5,432	871	6,303	5,927	126	250	376
(a)Includes loans and leases that are still in the initial payment relief period (primarily residential mortgage and home equity loans) and loans that have requested additional relief.
(b)Excludes $950 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, $913 of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower's status as of March 1, 2020, as adjusted based on the borrower’s compliance with modified loan terms.
(d)Indirect secured consumer loans which are still in an active relief period as of March 31, 2021 are required to make payments but at a reduced amount from original contractual terms.

As of March 31, 2021, $1.4 billion of the Bancorp’s residential mortgage loans had been enrolled in a COVID-19 forbearance program (either active or completed). These loans had a weighted-average FICO score of approximately 685 and a weighted-average origination LTV of approximately 81%. Approximately 66% of these borrowers made at least one payment since entering forbearance, and 83% of balances are reported as current as of March 31, 2021. The Bancorp had $542 million of these loans in an active relief period as of March 31, 2021 and these loans had a weighted-average FICO score of approximately 660 and a weighted-average origination LTV of approximately 82%. Approximately one third of borrowers in an active forbearance period have made at least one payment since entering forbearance and approximately 88% of the residential mortgage loans still in an active relief period have completed the initial six-month forbearance period and have requested an extended forbearance for up to an additional six months.

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

The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of March 31, 2021:

TABLE 32: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,571	7,447	Accommodation and food / Entertainment and recreation
Retail - non-essential	686	2,904	Retail trade
Healthcare	938	1,643	Healthcare
Leisure travel	356	527	Transportation and warehousing
Total commercial and industrial loans	5,551	12,521
Commercial real estate owner-occupied loans:
Leisure and recreation(c)	367	402	Accommodation and food / Entertainment and recreation
Retail - non-essential	75	75	Real estate
Healthcare	1,542	1,844	Healthcare
Total commercial real estate owner-occupied loans	1,984	2,321
Commercial real estate nonowner-occupied loans:
Leisure and recreation(c)	1,953	2,177	Accommodation and food / Entertainment and recreation
Retail - non-essential	1,148	1,227	Real estate
Healthcare	123	141	Healthcare
Total commercial real estate nonowner-occupied loans	3,224	3,545
Total	$10,759	18,387
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

TABLE 33: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	March 31, 2021			December 31, 2020
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$11,364	16,845	113	11,416	16,865	143
Manufacturing	10,828	21,994	50	10,699	21,986	68
Financial services and insurance	6,647	15,382	—	6,868	15,113	—
Healthcare	5,274	7,887	37	5,168	7,874	41
Business services	5,270	9,584	30	5,344	9,114	66
Accommodation and food	4,354	6,921	33	4,166	6,600	35
Wholesale trade	4,200	8,071	13	4,204	7,990	25
Retail trade	3,862	9,169	5	3,651	8,871	6
Communication and information	3,265	6,177	33	3,128	5,802	39
Construction	2,812	6,114	3	2,631	6,053	4
Transportation and warehousing	2,732	4,550	19	2,846	4,596	13
Mining	2,535	4,324	67	2,626	4,171	94
Entertainment and recreation	2,063	3,608	84	2,248	3,537	84
Other services	1,419	1,814	9	1,362	1,770	7
Utilities	1,048	2,598	—	1,162	3,011	—
Public administration	734	1,293	—	880	1,428	—
Agribusiness	432	635	10	394	616	10
Other	121	122	2	127	129	2
Individuals	68	126	1	77	123	1
Total	$69,028	127,214	509	68,997	125,649	638
By Loan Size:
Less than $1 million	7%	5	12	7	5	10
$1 million to $5 million	10	7	18	9	7	18
$5 million to $10 million	7	6	13	7	6	14
$10 million to $25 million	17	16	26	18	16	27
$25 million to $50 million	24	24	31	24	23	31
Greater than $50 million	35	42	—	35	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	13%	12	29	14	12	28
Ohio	11	12	4	11	12	4
Florida	8	7	2	8	7	1
Michigan	6	6	9	6	6	7
Indiana	4	4	1	4	4	1
Georgia	3	4	7	3	4	7
North Carolina	3	2	3	3	2	3
Tennessee	3	3	1	2	3	1
Kentucky	2	2	—	2	2	4
Other	47	48	44	47	48	44
Total	100%	100	100	100	100	100

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

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$114	230	3,399
Commercial mortgage nonowner-occupied loans	22	108	4,537
Total	$136	338	7,936
TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$121	310	3,209
Commercial mortgage nonowner-occupied loans	51	72	4,757
Total	$172	382	7,966

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2021 ($ in millions)					For the three months ended March 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$2,642	3,067	—	42	—
Ohio	1,444	2,072	—	1	—
Florida	1,169	1,763	—	—	—
North Carolina	892	1,158	—	2	—
Michigan	811	922	—	1	—
Indiana	675	1,071	—	—	—
All other states	3,539	5,400	—	26	—
Total	$11,172	15,453	—	72	—
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of March 31, 2020 ($ in millions)					For the three months ended March 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$3,073	3,582	13	—	—
Ohio	1,362	1,783	—	1	—
Florida	987	1,561	—	—	—
North Carolina	734	1,105	—	—	—
Michigan	764	921	—	1	—
Indiana	557	1,026	—	—	—
All other states	3,665	5,606	—	59	2
Total	$11,142	15,584	13	61	2
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

Additionally, the Bancorp enhanced its credit underwriting guidelines across the entire consumer portfolio in response to the economic stress created by the COVID-19 pandemic. As performance of the consumer portfolio has remained strong, the Bancorp has begun to normalize COVID-19 related credit guideline restrictions. As the economic environment stabilizes, the Bancorp intends to focus on developing guidelines that provide best-in-class offerings while maximizing value to the Bancorp and while remaining within risk tolerance limits. This may result in post-pandemic credit underwriting guidelines which are different than those offered before the pandemic.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $542 million of ARM loans will have rate resets during the next twelve months. Of these resets, 5% are expected to experience an increase in rate, with an average increase of approximately 0.30%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 32% and weighted average origination LTV of 71%.

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

Portfolio residential mortgage loans from 2010 and later vintages represented 95% of the portfolio as of March 31, 2021 and had a weighted-average origination LTV of 72% and a weighted-average origination FICO of 763.

In response to the COVID-19 pandemic, the Bancorp is following GSE guidance regarding forbearance and foreclosure regulations which currently allow up to 18 months of forbearance. For new originations, the Bancorp has begun to relax some of the underwriting guidelines which were temporarily tightened in response to the pandemic. As of March 31, 2021, the Bancorp's residential mortgage originations require an LTV of 90% or less and a minimum FICO score of 680.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,326	64.6%	11,336	65.2%
LTV > 80%, with mortgage insurance(a)	2,551	95.5	2,535	95.5
LTV > 80%, no mortgage insurance	1,899	90.9	2,057	91.1
Total	$15,776	73.4%	15,928	73.9%
(a)Includes loans with both borrower and lender paid mortgage insurance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2021 ($ in millions)				For the three months ended March 31, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$428	4	4	—
Illinois	388	4	2	—
Florida	281	3	2	—
Michigan	166	2	—	—
Indiana	135	2	—	—
North Carolina	127	1	2	—
Kentucky	86	1	—	—
All other states	288	2	2	—
Total	$1,899	19	12	—

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of March 31, 2020 ($ in millions)				For the three months ended March 31, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$515	4	3	—
Illinois	485	2	3	—
Florida	326	1	1	—
Michigan	224	2	1	—
Indiana	185	1	1	—
North Carolina	165	—	2	—
Kentucky	103	—	—	—
All other states	402	4	3	—
Total	$2,405	14	14	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 22% of the balances mature before 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 42 and Table 43. Of the total $4.8 billion of outstanding home equity loans:
●    80% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2021;
●    39% are in senior lien positions and 61% are in junior lien positions at March 31, 2021;
●    79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2021; and
●    The portfolio had a weighted average refreshed FICO score of 748 at March 31, 2021.

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

As the financial environment changes due to extensive stimulus packages and near record low delinquency and loss rates, the Bancorp began to normalize its credit guidelines on new home equity originations during the first quarter of 2021. As of March 31, 2021, the Bancorp’s home equity originations required a minimum FICO score of 680 and a maximum LTV of 90%. Additionally, applicants must have a Fifth Third deposit relationship to be considered for approval.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$167	3%	$174	3%
FICO 660-719	271	6	284	6
FICO ≥ 720	1,458	30	1,546	30
Total senior liens	1,896	39	2,004	39
Junior Liens:
FICO ≤ 659	325	7	339	6
FICO 660-719	551	12	610	12
FICO ≥ 720	2,043	42	2,230	43
Total junior liens	2,919	61	3,179	61
Total	$4,815	100%	$5,183	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,637	53.7%	$1,728	53.8%
LTV > 80%	259	89.1	276	89.1
Total senior liens	1,896	58.8	2,004	58.8
Junior Liens:
LTV ≤ 80%	1,722	66.5	1,864	66.5
LTV > 80%	1,197	89.7	1,315	89.8
Total junior liens	2,919	76.9	3,179	77.1
Total	$4,815	69.6%	$5,183	69.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 43: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2021 ($ in millions)					For the three months ended March 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$451	1,050	—	9	—
Michigan	258	556	—	4	—
Illinois	233	446	1	7	—
Indiana	137	302	—	3	—
Kentucky	115	264	—	2	—
Florida	102	205	—	2	—
All other states	160	329	—	4	—
Total	$1,456	3,152	1	31	—

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of March 31, 2020 ($ in millions)					For the three months ended March 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$595	1,264	—	9	1
Michigan	344	667	—	6	—
Illinois	263	494	—	5	—
Indiana	175	362	—	4	—
Kentucky	149	320	—	1	—
Florida	138	251	—	3	—
All other states	208	393	—	4	—
Total	$1,872	3,751	—	32	1

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $13.2 billion of automobile loans and $1.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of March 31, 2021. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the three months ended March 31, 2021. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 45: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$390	3%	$417	3%
FICO 660-719	3,601	25	3,568	26
FICO ≥ 720	10,345	72	9,668	71
Total	$14,336	100%	$13,653	100%

As of March 31, 2021, 94% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

In response to the improved economic environment, the Bancorp started to normalize credit guidelines for indirect automobile originations during the first quarter of 2021. As of March 31, 2021, the Bancorp’s indirect automobile loan origination guidelines permitted advance rates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
up to 115% and had internal credit score requirements which were less restrictive than the enhanced temporary guidelines related to the pandemic. However, overall advance rates and capacity to repay standards remain more conservative than pre-pandemic levels. Over the first quarter of 2021, the Bancorp has seen increased used car values which has directly impacted loss severity. Revised credit underwriting guidelines remain in place in the marine, recreational vehicle and powersport channels, including increased minimum FICO scores at origination and reductions in the maximum allowable advance.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$10,069	80.1%	$9,371	80.3%
LTV > 100%	4,267	112.3	4,282	112.7
Total	$14,336	90.0%	$13,653	90.8%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2021	$4,267	5	32	6
March 31, 2020	4,318	6	5	10

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 97% of balances existing within the Bancorp’s footprint at both March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, 70% and 69%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

Credit card origination strategies have also been revised in response to the COVID-19 pandemic. The minimum FICO score at origination has been increased to 720 and a qualifying deposit relationship is now required. The Bancorp has begun to evaluate ways to begin normalizing credit guideline restrictions on credit card originations over the remainder of 2021.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 48: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$83	4%	$94	5%
FICO 660-719	575	32	654	32
FICO ≥ 720	1,152	64	1,259	63
Total	$1,810	100%	$2,007	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated or purchased in connection with third-party financial technology companies. The Bancorp had $331 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of March 31, 2021. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with third-party financial technology companies are impacted by certain credit loss protection coverage provided by those companies.

In response to the COVID-19 pandemic, the Bancorp increased the minimum FICO score for originations of unsecured loans to 720. However, minimum origination FICO scores of 680 are permitted for loans originated through third parties. Additionally, for unsecured loans originated by the Bancorp, a qualifying deposit relationship is now required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 49: Other Consumer Portfolio Loans Outstanding by Product Type
	March 31, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$620	20%	$683	23%
Other secured	752	24	774	26
Point-of-sale	1,718	56	1,557	51
Total	$3,090	100%	$3,014	100%

Analysis of Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial, credit card and certain consumer loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 50. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases, refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to the Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Nonperforming assets were $805 million at March 31, 2021 compared to $870 million at December 31, 2020. At March 31, 2021, $22 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2020.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.72% as of March 31, 2021 compared to 0.79% as of December 31, 2020. Nonaccrual loans and leases secured by real estate were 40% of nonaccrual loans and leases as of March 31, 2021 compared to 36% as of December 31, 2020.

Portfolio commercial nonaccrual loans and leases were $509 million at March 31, 2021, a decrease of $129 million from December 31, 2020. Portfolio consumer nonaccrual loans were $232 million at March 31, 2021, an increase of $36 million from December 31, 2020. Refer to Table 51 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $42 million and $30 million at March 31, 2021 and December 31, 2020, respectively. The Bancorp recognized $6 million and $4 million in losses on the transfer, sale or write-down of OREO properties for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, approximately $9 million and $8 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	March 31, 2021	December 31, 2020
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$197	230
Commercial mortgage loans	50	82
Commercial construction loans	1	—
Commercial leases	6	7
Residential mortgage loans(a)	22	25
Home equity	55	52
Indirect secured consumer loans	6	9
Other consumer loans	2	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	162	243
Commercial mortgage loans	92	75
Commercial construction loans	1	1
Residential mortgage loans(a)	34	35
Home equity	35	34
Indirect secured consumer loans	47	7
Credit card	30	32
Other consumer loans	1	—
Total nonaccrual portfolio loans and leases(b)	741	834
OREO and other repossessed property	42	30
Total nonperforming portfolio loans and leases and OREO	783	864
Nonaccrual loans held for sale	2	5
Nonaccrual restructured loans held for sale	20	1
Total nonperforming assets	$805	870
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$8	39
Commercial mortgage loans	7	8
Commercial construction loans	1	—
Commercial leases	—	1
Residential mortgage loans(a)	73	70
Home equity	1	2
Indirect secured consumer loans	8	10
Credit card	25	31
Other consumer loans	1	2
Total portfolio loans and leases 90 days past due and still accruing	$124	163
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.72%	0.79
ALLL as a percent of nonperforming portfolio assets	282	284
ACL as a percent of nonperforming portfolio assets	304	304
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $385 as of March 31, 2021 and $317 as of December 31, 2020. The Bancorp recognized losses of $1 for both the three months ended March 31, 2021 and 2020 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $30 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2021 and December 31, 2020, respectively, of which $16 and $17 were restructured nonaccrual government insured commercial loans at March 31, 2021 and December 31, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 51: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$638	60	136	834
Transfers to nonaccrual status	29	16	87	132
Transfers to accrual status	(1)	(20)	(24)	(45)
Transfers to held for sale	(42)	—	—	(42)
Loan paydowns/payoffs	(99)	—	(13)	(112)
Transfers to OREO	(1)	(1)	—	(2)
Charge-offs	(35)	—	(11)	(46)
Draws/other extensions of credit	20	1	1	22
Balance, end of period	$509	56	176	741

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	176	25	38	239
Transfers to accrual status	(31)	(32)	(19)	(82)
Transfers to held for sale	(6)	—	—	(6)
Loan paydowns/payoffs	(31)	(4)	(10)	(45)
Transfers to OREO	—	(7)	—	(7)
Charge-offs	(61)	—	(10)	(71)
Draws/other extensions of credit	1	—	—	1
Balance, end of period	445	73	129	647

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including certain residential mortgage loans, home equity loans and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are classified as collateral-dependent TDRs and placed on nonaccrual status regardless of the borrower’s payment history or capacity to repay in the future. These loans are returned to accrual status provided there is a sustained payment history of twelve months after bankruptcy and collectability is reasonably assured for all remaining contractual payments. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month payment history is sustained. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on loans that were modified related to the COVID-19 pandemic but not classified as TDRs.

Consumer restructured loans on accrual status totaled $763 million and $796 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the percentages of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 20% and 24%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 53: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of March 31, 2021 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$81	—	—	255	336
Residential mortgage loans(b)	441	23	106	34	604
Home equity	164	5	—	35	204
Indirect secured consumer loans	4	—	—	47	51
Credit card	17	2	—	30	49
Other consumer	1	—	—	1	2
Total	$708	30	106	402	1,246
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2021, these advances represented $237 of current loans, $20 of 30-89 days past due loans and $83 of 90 days or more past due loans.

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of December 31, 2020 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$92	—	—	319	411
Residential mortgage loans(b)	462	32	102	35	631
Home equity	171	7	—	34	212
Indirect secured consumer loans	5	—	—	7	12
Credit card	15	2	—	32	49
Total	$745	41	102	427	1,315
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2020, these advances represented $276 of current loans, $28 of 30-89 days past due loans and $78 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs
Net charge-offs were 27 bps and 44 bps of average portfolio loans and leases for the three months ended March 31, 2021 and 2020, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 17 bps during the three ended March 31, 2021 compared to 32 bps during the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021 was primarily due to a decrease in net charge-offs on commercial and industrial loans of $23 million compared to the same period in the prior year.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 43 bps during the three months ended March 31, 2021 compared to 66 bps during the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021 was primarily due to a decrease in net charge-offs on credit card loans of $11 million compared to the same period in the prior year. The decrease for the three months ended March 31, 2021 included the impact of government stimulus programs and the Bancorp’s hardship programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 55: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2021	2020
Losses charged-off:
Commercial and industrial loans	$(32)	(54)
Commercial mortgage loans	(3)	(2)
Commercial leases	—	(5)
Residential mortgage loans	(1)	(2)
Home equity	(3)	(5)
Indirect secured consumer loans	(18)	(21)
Credit card	(31)	(42)
Other consumer loans(a)	(21)	(28)
Total losses charged-off	$(109)	(159)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$5	4
Commercial mortgage loans	1	—
Commercial leases	1	—
Residential mortgage loans	1	1
Home equity	3	2
Indirect secured consumer loans	9	9
Credit card	6	6
Other consumer loans(a)	12	15
Total recoveries of losses previously charged-off	$38	37
Net losses charged-off:
Commercial and industrial loans	$(27)	(50)
Commercial mortgage loans	(2)	(2)
Commercial leases	1	(5)
Residential mortgage loans	—	(1)
Home equity	—	(3)
Indirect secured consumer loans	(9)	(12)
Credit card	(25)	(36)
Other consumer loans	(9)	(13)
Total net losses charged-off	$(71)	(122)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.22%	0.39
Commercial mortgage loans	0.09	0.06
Commercial leases	(0.09)	0.60
Total commercial loans and leases	0.17%	0.32
Residential mortgage loans	(0.01)	0.02
Home equity	0.01	0.17
Indirect secured consumer loans	0.25	0.43
Credit card	5.50	5.87
Other consumer loans	1.17	1.87
Total consumer loans	0.43%	0.66
Total net losses charged-off as a percent of average portfolio loans and leases	0.27%	0.44
(a)For the three months ended March 31, 2021 and 2020, the Bancorp recorded $10 and $13, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

March 31, 2021 ACL
The ACL as of March 31, 2021 was impacted by several factors, including improvement in both the economic outlook and credit quality. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in February 2021 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumed $1.1 trillion in additional stimulus in the first quarter of 2021, along with relief of less than $1 trillion related to the “Build Back Better” program to be passed in the second half of this year. In 2021, GDP growth is expected to rise 4.9%, while real consumer spending is forecast to increase 5.6% this year. The Baseline scenario also assumes a 6.1% unemployment rate through 2021, decreasing to 4.9% in 2022. The Upside scenario also assumes $2.1 trillion in additional stimulus, in two phases during 2021. In this scenario, housing prices rise by 5.4% (compared to 2.3% in the Baseline) during 2021. On an average annual

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
basis, the change in real GDP is 6.7% in 2021 and 5.3% in 2022, and a full-employment rate is expected to be achieved by the end of 2021, a year earlier than Baseline. The Downside scenario excludes any additional stimulus package. This scenario shows annual average GDP of 1.8% in 2021 and 1.0% in 2022, and an unemployment rate that peaks at 8.9% during the fourth quarter of 2021.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $788 million. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted in the circumstance.

At March 31, 2021, the qualitative component of the ACL included consideration of certain factors that represent emerging risks specifically associated with the current economic environment and the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to volatility in short-term unemployment rates, commercial borrowers experiencing prolonged distress, commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic and consumer borrowers that deferred contractual payments under COVID-19 forbearance or hardship programs.

TABLE 56: Changes in Allowance for Credit Losses
	For the three months ended March 31,
($ in millions)	2021	2020
ALLL:
Balance, beginning of period	$2,453	1,202
Losses charged-off(a)	(109)	(159)
Recoveries of losses previously charged-off(a)	38	37
(Benefit from) provision for loan and lease losses	(174)	625
Impact of adoption of ASU 2016-13	—	643
Balance, end of period	$2,208	2,348
Reserve for unfunded commitments:
Balance, beginning of period	$172	144
Provision for the reserve for unfunded commitments	1	15
Impact of adoption of ASU 2016-13	—	10
Balance, end of period	$173	169
(a)For the three months ended March 31, 2021 and 2020, the Bancorp recorded $10 and $13, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 2.03% and 2.25% at March 31, 2021 and December 31, 2020, respectively. The ALLL was $2.2 billion and $2.5 billion at March 31, 2021 and December 31, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	March 31, 2021	December 31, 2020
Attributed ALLL:
Commercial and industrial loans	$805	901
Commercial mortgage loans	389	402
Commercial construction loans	111	124
Commercial leases	24	29
Residential mortgage loans	247	294
Home equity	165	201
Indirect secured consumer loans	112	131
Credit card	226	252
Other consumer loans	129	119
Total ALLL	$2,208	2,453
Portfolio loans and leases:
Commercial and industrial loans	$49,094	49,665
Commercial mortgage loans	10,481	10,602
Commercial construction loans	6,198	5,815
Commercial leases	3,255	2,915
Residential mortgage loans	15,776	15,928
Home equity	4,815	5,183
Indirect secured consumer loans	14,336	13,653
Credit card	1,810	2,007
Other consumer loans	3,090	3,014
Total portfolio loans and leases	$108,855	108,782
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.64%	1.81
Commercial mortgage loans	3.71	3.79
Commercial construction loans	1.79	2.13
Commercial leases	0.74	0.99
Residential mortgage loans	1.57	1.85
Home equity	3.43	3.88
Indirect secured consumer loans	0.78	0.96
Credit card	12.49	12.56
Other consumer loans	4.17	3.95
Total ALLL as a percent of portfolio loans and leases	2.03%	2.25
Total ACL as a percent of portfolio loans and leases	2.19	2.41

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. For additional information on the Bancorp’s methodology for measuring the ACL, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10‑K for the year ended December 31, 2020.

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

As of March 31, 2021, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities, and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue negatively impacting net interest margin if short-term interest rates hold steady or move lower, but may be partially offset by the amortization of fees related to PPP loans and investment opportunities should the yield curve continue steepening.

In order to recognize the risk of noninterest-bearing demand deposit balance run-off in a rising interest rate environment, the Bancorp’s NII sensitivity modeling assumes that approximately $5 billion of additional demand deposit balances run-off over 24 months above what is

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
included in senior management’s baseline projections for each 100 bps increase in short-term market interest rates. Similarly, the Bancorp’s NII sensitivity modeling incorporates approximately $5 billion of incremental growth in noninterest-bearing deposit balances over 24 months above senior management’s baseline projections for each 100 bps decrease in short-term market interest rates. The incremental balance run-off and growth are modeled to flow into and out of funding products that reprice in conjunction with short-term market rate changes and reflect the Bank’s excess liquidity position.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. At December 31, 2020, the Bancorp’s NII sensitivity modeling assumed a weighted-average rising-rate interest-bearing deposit beta of approximately 70%, which was approximately 10 to 30 percentage points higher than the average beta that the Bancorp experienced in the FRB tightening cycles from June 2004 to June 2006 and from December 2015 to December 2018. At March 31, 2021, the modeling assumed a weighted-average rising-rate interest-bearing deposit beta of 38%, which changed to incorporate updated expectations of deposit repricing behavior, factoring in the portfolio’s experience in the last rate hike cycle experience. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 33% at March 31, 2021, reflecting a modest decline from the previous quarter, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 58: Estimated NII Sensitivity Profile and ALCO Policy Limits
	March 31, 2021				March 31, 2020
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	10.39%	21.35	(4.00)	(6.00)	0.25	5.60	(4.00)	(6.00)
+100 Ramp over 12 months	5.38	11.59	N/A	N/A	0.13	2.83	N/A	N/A
-25 Ramp over 3 months	(1.98)	(3.11)	N/A	N/A	(1.61)	(2.83)	N/A	N/A

At March 31, 2021, the Bancorp’s NII would benefit significantly in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to March 31, 2020 were primarily attributable to the revised deposit beta assumptions previously discussed and the significant increase in noninterest-bearing and low-cost interest-bearing deposits. The falling-rate scenario was also impacted by the higher composition of low-cost deposits hitting their floor rates more quickly in the current-year scenario due to the low-rate environment.

Tables 59 and 60 provide the sensitivity of the Bancorp’s estimated NII profile at March 31, 2021 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile at March 31, 2021 with an immediate $1 billion decrease and an immediate $1 billion increase in demand deposit balances:

TABLE 59: Estimated NII Sensitivity Profile at March 31, 2021 with a $1 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $1 Billion Balance Decrease		Immediate $1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	10.18%	20.92	10.60	21.77
+100 Ramp over 12 months	5.27	11.38	5.48	11.80
-25 Ramp over 3 months	(2.03)	(3.16)	(1.93)	(3.05)

The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of March 31, 2021:

TABLE 60: Estimated NII Sensitivity Profile at March 31, 2021 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	8.40%	17.83	12.38	24.86
+100 Ramp over 12 months	4.38	9.85	6.37	13.33
-25 Ramp over 3 months	(1.88)	(3.03)	(2.08)	(3.20)
(a)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 47% and 41%, respectively.
(b)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 28% and 25%, respectively.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 61: Estimated EVE Sensitivity Profile
	March 31, 2021		March 31, 2020
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	6.49%	(12.00)	(3.33)	(12.00)
+100 Shock	3.77	N/A	(0.33)	N/A
-25 Shock	(1.20)	N/A	(0.93)	N/A

The EVE sensitivity is significantly positive in a +200 bps rising-rate scenario at March 31, 2021. The changes in the estimated EVE sensitivity profile from March 31, 2020 were primarily related to the revised deposit beta assumptions previously discussed, growth in noninterest-bearing and low-cost interest-bearing deposits and the shorter expected lives of prepayable, fixed-rate assets due to the decrease in market interest rates. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not account for factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

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

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 62: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of March 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(2)	2.8	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,955	383	7.8	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	381
Interest rate floors – cash flow – receive-fixed	$3,000	195	3.7	2.25	1 ML

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	14	3.0	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,955	528	8.1	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	542
Interest rate floors – cash flow – receive-fixed	$3,000	244	4.0	2.25	1 ML

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of March 31, 2021:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows(a)
($ in millions)	Less than 1 Year	1-5 Years	Over 5 Years	Total
Commercial and industrial loans	$22,503	25,754	837	49,094
Commercial mortgage loans	3,825	5,766	890	10,481
Commercial construction loans	3,051	3,028	119	6,198
Commercial leases	928	1,817	510	3,255
Total commercial loans and leases	30,307	36,365	2,356	69,028
Residential mortgage loans(b)	3,229	6,348	6,199	15,776
Home equity	1,380	2,618	817	4,815
Indirect secured consumer loans	5,038	8,392	906	14,336
Credit card	362	1,448	—	1,810
Other consumer loans	1,603	1,285	202	3,090
Total consumer loans	11,612	20,091	8,124	39,827
Total portfolio loans and leases	$41,919	56,456	10,480	108,855
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

The following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2021:

TABLE 65: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year(a)
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,393	23,198
Commercial mortgage loans	1,466	5,190
Commercial construction loans	45	3,102
Commercial leases	2,327	—
Total commercial loans and leases	7,231	31,490
Residential mortgage loans(b)	10,293	2,254
Home equity	355	3,080
Indirect secured consumer loans	9,286	12
Credit card	182	1,266
Other consumer loans	1,226	261
Total consumer loans	21,342	6,873
Total portfolio loans and leases	$28,573	38,363
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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $784 million and $656 million at March 31, 2021 and December 31, 2020, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

For the three months ended March 31, 2021, the Bancorp recognized $71 million of income in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The fair value of the MSR portfolio increased $152 million due to changes to inputs in the valuation model, including future prepayment speeds and OAS assumptions. Assumptions were updated as a result of market rate changes during the first quarter of 2021. An increase in mortgage rates resulted in a reduction to modeled prepayment speeds, and a tightening of the spread between mortgage rates and swap rates resulted in a decrease in the modeled OAS assumptions. The fair value impact of the assumption changes was partially offset by an $81 million impact from contractual principal payments and actual prepayment activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Mortgage rates decreased during the three months ended March 31, 2020 which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $331 million due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $47 million due to the impact of contractual principal payments and actual prepayment activity during the three months ended March 31, 2020.

The Bancorp recognized net losses of $136 million on its non-qualifying hedging strategy for the three months ended March 31, 2021, compared to net gains of $353 million for the three months ended March 31, 2020. These amounts included net losses of $2 million for the three months ended March 31, 2021, compared to net gains of $3 million for the three months ended March 31, 2020 on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2021 and December 31, 2020 was $766 million and $655 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Table 64 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $37.6 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at March 31, 2021, $4.8 billion in principal and interest is expected to be received in the next 12 months and an additional $4.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2021 and 2020 the Bancorp sold or securitized loans and leases totaling $3.6 billion and $3.1 billion, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 88% and 84% of its average total assets for the three months ended March 31, 2021 and 2020, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2021, $4.7 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of March 31, 2021, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $19.1 billion was available for issuance. Additionally, at March 31, 2021, the Bank had approximately $46.6 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

Current Liquidity Position
The COVID-19 pandemic has significantly impacted the economic environment, although financial markets, initially supported by Federal Reserve programs, have been stable and well-functioning following the onset of the crisis, aided by significant monetary and fiscal response. During the first quarter of 2021, the Bancorp’s core deposit funding remained consistent with the levels at December 31, 2020, while portfolio loans and leases were largely flat as new originations were offset by lower revolving line of credit utilization. As a result, the Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.

As of March 31, 2021, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 25 months.

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

TABLE 66: Agency Ratings
As of May 7, 2021	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	Aa3	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	Baa1	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Negative

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

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, product delivery risk assessment, scenario analysis, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cyber-security risk management and review of operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

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

The COVID-19 pandemic has created heightened operational risks and impacts to the Bancorp, including risks related to new systems and processes to support remote work strategies, new customer hardship programs and functions that cannot be fully executed by outsourced service providers. Additionally, increased external threats have elevated fraud and cyber-security risks. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and robust business continuity management process, which have been leveraged to support the continuity of processes across the Bank. Fifth Third’s operational risk management team has been actively engaged to oversee and evaluate long-term business changes required to ensure continuity of critical business services with the focus on impacts to customers and Bancorp employees.

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

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program, and ensures that lines of business and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory change management and regulatory compliance testing and monitoring. Compliance Risk Management and the Legal Division partner with the Financial Crimes Division to conduct and oversee anti-money laundering and economic sanctions processes, and Compliance Risk Management also partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

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
The Bancorp was subject to a capital conservation buffer of 2.5%, in addition to the minimum capital ratios, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers through September 30, 2020. On October 1, 2020, the Bancorp became subject to the stress capital buffer requirement which replaced the capital conservation buffer. During each supervisory stress testing cycle, the FRB uses the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. On August 7, 2020, the FRB provided the Bancorp a final stress capital buffer requirement of 2.5% which is effective for the period of October 1, 2020 to September 30, 2021. After evaluating the Bancorp’s capital plan, which was re-submitted on November 5, 2020, the FRB may update the Bancorp’s stress capital buffer until June 30, 2021. The Bancorp exceeded these “capital conservation buffer” and “stress capital buffer” ratios for all periods presented.

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at March 31, 2021 was an increase in capital of approximately $572 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 36 basis points as of March 31, 2021. The CECL transition amount will begin to phase in during the fiscal year starting January 1, 2022 and will be fully phased in by January 1, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 68: Capital Ratios
($ in millions)	March 31, 2021	December 31, 2020
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.26%	11.34
Tangible equity as a percent of tangible assets(a)(c)	8.20	8.18
Tangible common equity as a percent of tangible assets(a)(c)	7.14	7.11
Regulatory capital:
CET1 capital(b)	$14,931	14,682
Tier I capital(b)	17,048	16,797
Total regulatory capital(b)	21,131	21,412
Risk-weighted assets	142,799	141,974
Regulatory capital ratios:(b)
CET1 capital	10.46%	10.34
Tier I risk-based capital	11.94	11.83
Total risk-based capital	14.80	15.08
Tier I leverage	8.61	8.49
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Regulatory capital ratios as of March 31, 2021 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.
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

On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. As a result of the EPS Tailoring Rule, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp's capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. As noted above, the Bancorp remains subject to the Board’s capital plan rule, and its requirement to develop and maintain a capital plan, and the Board of Directors of the Bancorp must review and approve the capital plan. The deadline to submit the 2020 Board approved capital plan and information contained in Schedule C – Regulatory Capital Instruments was April 6, 2020, which the Bancorp submitted as required.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB required large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income. The FRB also required large banking organizations, including the Bancorp, to reevaluate their longer-term capital plans, and such organizations were required to update and resubmit their capital plans later in the year to reflect current stresses caused by the COVID-19 pandemic. The FRB may conduct additional analysis each quarter to determine if adjustments to this response are appropriate.

In September 2020, the Bancorp was informed by the FRB that the capital plan resubmission due date was November 2, 2020, which the Bancorp submitted, as required. Additionally, on September 30, 2020, the FRB extended the third quarter of 2020 restrictions on share repurchases and dividends to the fourth quarter of 2020, and dividends remained limited according to a formula based on recent income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In March 2021, the FRB extended the first quarter of 2021 restrictions on share repurchases and dividends to the second quarter of 2021, without modifications, after which time the Bancorp expects capital distributions to be governed by the capital plan rule and stress capital buffer requirements. The Bancorp is authorized to pay dividends and execute share repurchases according to a formula based on recent income provided the Bancorp does not increase the amount of its common dividend.

The Bancorp is a Category IV institution and not subject to the 2021 supervisory stress test conducted by the FRB. The Bancorp remains subject to the capital plan rule and its requirement to develop and maintain a capital plan approved by the Board of Directors on an annual basis. The deadline to submit the 2021 Board approved capital plan was April 5, 2021, which the Bancorp submitted as required.

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.27 for both the three months ended March 31, 2021 and 2020. Pursuant to the Bancorp’s Board-approved capital plan, during the first quarter of 2021, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $180 million. Refer to Note 15 and Note 23 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2021:

TABLE 69: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
January 1 - January 31, 2021	5,415,576	$33.61	4,951,456	71,485,892
February 1 - February 28, 2021	1,214,208	31.43	—	71,485,892
March 1 - March 31, 2021	716,676	35.27	366,939	71,118,953
Total	7,346,460	$33.41	5,318,395	71,118,953
(a)    Includes 2,028,065 shares repurchased during the first quarter of 2021 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)    In June 2019, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. This authorization did not include specific targets or an expiration date.

Quantitative and Qualitative Disclosures about Market Risk (Item 3)
Information presented in the Interest Rate and Price Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference. This information contains certain statements that we believe are forward-looking statements. Refer to page 1 for cautionary information regarding forward-looking statements.

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

The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	March 31,	December 31,
($ in millions, except share data)	2021	2020
Assets
Cash and due from banks	$3,122	3,147
Other short-term investments(a)	34,187	33,399
Available-for-sale debt and other securities(b)	37,595	37,513
Held-to-maturity securities(c)	10	11
Trading debt securities	728	560
Equity securities	315	313
Loans and leases held for sale(d)	5,477	4,741
Portfolio loans and leases(a)(e)	108,855	108,782
Allowance for loan and lease losses(a)	(2,208)	(2,453)
Portfolio loans and leases, net	106,647	106,329
Bank premises and equipment(f)	2,072	2,088
Operating lease equipment	718	777
Goodwill	4,259	4,258
Intangible assets	127	139
Servicing rights	784	656
Other assets(a)	10,858	10,749
Total Assets	$206,899	204,680
Liabilities
Deposits:
Noninterest-bearing deposits	$61,363	57,711
Interest-bearing deposits(g)	101,030	101,370
Total deposits	162,393	159,081
Federal funds purchased	302	300
Other short-term borrowings	1,106	1,192
Accrued taxes, interest and expenses	1,879	2,614
Other liabilities(a)	3,881	3,409
Long-term debt(a)	14,743	14,973
Total Liabilities	$184,304	181,569
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	2,116	2,116
Capital surplus	3,592	3,635
Retained earnings	18,863	18,384
Accumulated other comprehensive income	1,792	2,601
Treasury stock(h)	(5,819)	(5,676)
Total Equity	$22,595	23,111
Total Liabilities and Equity	$206,899	204,680
(a)Includes $54 and $55 of other short-term investments, $633 and $756 of portfolio loans and leases, $(5) and $(7) of ALLL, $4 and $5 of other assets, $1 and $2 of other liabilities, and $540 and $656 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2021 and December 31, 2020, respectively. For further information, refer to Note 11.
(b)Amortized cost of $35,963 and $34,982 at March 31, 2021 and December 31, 2020, respectively.
(c)Fair value of $10 and $11 at March 31, 2021 and December 31, 2020, respectively.
(d)Includes $1,801 and $1,481 of residential mortgage loans held for sale measured at fair value and $9 and $0 of commercial loans held for sale measured at fair value at March 31, 2021 and December 31, 2020, respectively.
(e)Includes $153 and $161 of residential mortgage loans measured at fair value at March 31, 2021 and December 31, 2020, respectively.
(f)Includes $27 and $35 of bank premises and equipment held for sale at March 31, 2021 and December 31, 2020, respectively.
(g)Includes $354 and $351 of interest checking deposits held for sale at March 31, 2021 and December 31, 2020, respectively.
(h)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2021 – 711,595,529 (excludes 212,297,052 treasury shares), December 31, 2020 – 712,760,325 (excludes 211,132,256 treasury shares).
(i)500,000 shares of no par value preferred stock were authorized at both March 31, 2021 and December 31, 2020. There were 422,000 unissued shares of undesignated no par value preferred stock at both March 31, 2021 and December 31, 2020. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both March 31, 2021 and December 31, 2020. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both March 31, 2021 and December 31, 2020. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except share data)	2021	2020
Interest Income
Interest and fees on loans and leases	$1,030	1,235
Interest on securities	264	283
Interest on other short-term investments	8	7
Total interest income	1,302	1,525
Interest Expense
Interest on deposits	21	166
Interest on federal funds purchased	—	2
Interest on other short-term borrowings	1	6
Interest on long-term debt	104	122
Total interest expense	126	296
Net Interest Income	1,176	1,229
(Benefit from) provision for credit losses	(173)	640
Net Interest Income After (Benefit from) Provision for Credit Losses	1,349	589
Noninterest Income
Commercial banking revenue	153	124
Service charges on deposits	144	148
Wealth and asset management revenue	143	134
Card and processing revenue	94	86
Leasing business revenue	87	73
Mortgage banking net revenue	85	120
Other noninterest income	42	7
Securities gains (losses), net	3	(24)
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	(2)	3
Total noninterest income	749	671
Noninterest Expense
Compensation and benefits	706	647
Technology and communications	93	93
Net occupancy expense	79	82
Leasing business expense	35	35
Equipment expense	34	32
Card and processing expense	30	31
Marketing expense	23	31
Other noninterest expense	215	249
Total noninterest expense	1,215	1,200
Income Before Income Taxes	883	60
Applicable income tax expense	189	14
Net Income	694	46
Dividends on preferred stock	20	17
Net Income Available to Common Shareholders	$674	29
Earnings per share - basic	$0.94	0.04
Earnings per share - diluted	$0.93	0.04
Average common shares outstanding - basic	714,432,813	713,555,693
Average common shares outstanding - diluted	723,425,111	720,362,697

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended March 31,
($ in millions)	2021	2020
Net Income	$694	46
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(700)	882
Reclassification adjustment for net losses included in net income	11	—
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	(64)	427
Reclassification adjustment for net gains included in net income	(57)	(25)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	1
Other comprehensive (loss) income, net of tax	(809)	1,285
Comprehensive (Loss) Income	$(115)	1,331

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203
Impact of cumulative effect of change in accounting principle				(472)			(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731
Net income				46			46
Other comprehensive income, net of tax					1,285		1,285
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($320.55 per share)				(4)			(4)
Series K ($309.38 per share)				(3)			(3)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			(2)			25	23
Balance at March 31, 2020	$2,051	1,770	3,597	17,677	2,477	(5,699)	21,873

Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				694			694
Other comprehensive loss, net of tax					(809)		(809)
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($211.50 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(180)	(180)
Impact of stock transactions under stock compensation plans, net			(43)			37	(6)
Balance at March 31, 2021	$2,051	2,116	3,592	18,863	1,792	(5,819)	22,595

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2021	2020
Operating Activities
Net income	$694	46
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for credit losses	(173)	640
Depreciation, amortization and accretion	122	118
Stock-based compensation expense	55	53
Benefit from deferred income taxes	(186)	(3)
Securities losses, net	1	23
MSR fair value adjustment	(71)	378
Net gains on sales of loans and fair value adjustments on loans held for sale	(48)	(91)
Net losses on disposition and impairment of bank premises and equipment	—	3
Net losses (gains) on disposition and impairment of operating lease equipment	23	(6)
Proceeds from sales of loans held for sale	3,557	3,072
Loans originated or purchased for sale, net of repayments	(4,174)	(3,239)
Dividends representing return on equity investments	8	3
Net change in:
Equity and trading debt securities	(155)	(54)
Other assets	265	(192)
Accrued taxes, interest and expenses and other liabilities	(284)	(318)
Net Cash (Used in) Provided by Operating Activities	(366)	433
Investing Activities
Proceeds from sales:
AFS securities and other investments	453	800
Loans and leases	155	46
Bank premises and equipment	12	6
Proceeds from repayments / maturities of AFS and HTM securities and other investments	1,341	564
Purchases:
AFS securities and other investments	(3,092)	(2,570)
Bank premises and equipment	(60)	(74)
MSRs	(18)	(26)
Proceeds from settlement of BOLI	11	2
Proceeds from sales and dividends representing return of equity investments	16	4
Net change in:
Other short-term investments	(788)	(4,369)
Portfolio loans and leases	(355)	(8,567)
Operating lease equipment	3	3
Net Cash Used in Investing Activities	(2,322)	(14,181)
Financing Activities
Net change in deposits	3,312	7,999
Net change in other short-term borrowings and federal funds purchased	(82)	4,896
Dividends paid on common and preferred stock	(215)	(190)
Proceeds from issuance of long-term debt	25	1,260
Repayment of long-term debt	(131)	(180)
Repurchases of treasury stock and related forward contract	(180)	—
Other	(66)	(33)
Net Cash Provided by Financing Activities	2,663	13,752
(Decrease) Increase in Cash and Due from Banks	(25)	4
Cash and Due from Banks at Beginning of Period	3,147	3,278
Cash and Due from Banks at End of Period	$3,122	3,282

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income, cash flows, and changes in equity for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2020 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2021	2020
Cash Payments:
Interest	$182	367
Income taxes	209	14

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$220	23
Loans and leases held for sale to portfolio loans and leases	10	7
Portfolio loans and leases to OREO	4	5
Bank premises and equipment to OREO	16	—

Supplemental Disclosures:
Additions to lease liabilities under operating leases	$16	17
Additions to lease liabilities under finance leases	18	13
(a)Includes $64 of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2021
The Bancorp adopted the following new accounting standard during the three months ended March 31, 2021:

ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also clarify and amend existing guidance for other areas of Topic 740. The Bancorp adopted the amended guidance on January 1, 2021 on a modified retrospective basis, except for certain provisions of the amended guidance which were required to be adopted prospectively. The adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Reference Rate Reform and LIBOR Transition
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in the ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Subsequently, in January 2021, the FASB issued ASU 2021-01, which clarified that the optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting also apply to derivatives that are affected by the discounting transition. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for the Bancorp as of March 12, 2020 through December 31, 2022. The Bancorp is in the process of evaluating and applying, as applicable, the optional expedients and exceptions in accounting for eligible contract modifications, eligible existing hedging relationships and new hedging relationships available through December 31, 2022.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

March 31, 2021 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$74	3	—	77
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,536	594	(35)	12,095
Agency commercial mortgage-backed securities	17,357	938	(97)	18,198
Non-agency commercial mortgage-backed securities	3,195	208	—	3,403
Asset-backed securities and other debt securities	3,262	50	(29)	3,283
Other securities(a)	521	—	—	521
Total available-for-sale debt and other securities	$35,963	1,793	(161)	37,595
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$9	—	—	9
Asset-backed securities and other debt securities	1	—	—	1
Total held-to-maturity securities	$10	—	—	10
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $36, $483 and $2, respectively, at March 31, 2021, that are carried at cost.

December 31, 2020 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$74	4	—	78
Obligations of states and political subdivisions securities	17	—	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,147	768	(8)	11,907
Agency commercial mortgage-backed securities	16,745	1,481	(5)	18,221
Non-agency commercial mortgage-backed securities	3,323	267	—	3,590
Asset-backed securities and other debt securities	3,152	48	(24)	3,176
Other securities(a)	524	—	—	524
Total available-for-sale debt and other securities	$34,982	2,568	(37)	37,513
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$9	—	—	9
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$11	—	—	11
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $40, $482 and $2, respectively, at December 31, 2020, that are carried at cost.

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	March 31, 2021	December 31, 2020
Trading debt securities	$728	560
Equity securities	315	313

The amounts reported in the preceding tables excludes accrued interest receivable on investment securities of $90 million and $87 million at March 31, 2021 and December 31, 2020, respectively, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2021	2020
Available-for-sale debt and other securities:
Realized gains	$2	1
Realized losses	(10)	(1)
Impairment losses	(7)	—
Net losses on available-for sale debt and other securities	$(15)	—
Total trading debt securities gains	$7	3
Total equity securities gains (losses)(a)	$9	(24)
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$1	(21)
(a)Includes net unrealized gains of $7 and net unrealized losses of $23 for the three months ended March 31, 2021 and 2020, respectively.
(b)Excludes $2 of net securities losses for both the three months ended March 31, 2021 and 2020 related to securities held by FTS to facilitate the timely execution of customer transactions. These losses are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $7 million for the three months ended March 31, 2021. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both March 31, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position for both the three months ended March 31, 2021 and the year ended December 31, 2020.

At March 31, 2021 and December 31, 2020, investment securities with a fair value of $10.8 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of March 31, 2021 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$1,037	1,064	4	4
1-5 years	15,093	15,887	4	4
5-10 years	12,529	13,287	—	—
Over 10 years	6,783	6,836	2	2
Other securities	521	521	—	—
Total	$35,963	37,595	10	10
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Obligations of states and political subdivisions	$1	—	—	—	1	—
Agency residential mortgage-backed securities	977	(35)	1	—	978	(35)
Agency commercial mortgage-backed securities	2,162	(97)	—	—	2,162	(97)
Non-agency commercial mortgage-backed securities	3	—	—	—	3	—
Asset-backed securities and other debt securities	407	(9)	831	(20)	1,238	(29)
Total	$3,550	(141)	832	(20)	4,382	(161)
December 31, 2020
Agency residential mortgage-backed securities	$426	(8)	1	—	427	(8)
Agency commercial mortgage-backed securities	388	(5)	—	—	388	(5)
Non-agency commercial mortgage-backed securities	2	—	—	—	2	—
Asset-backed securities and other debt securities	520	(7)	603	(17)	1,123	(24)
Total	$1,336	(20)	604	(17)	1,940	(37)

At both March 31, 2021 and December 31, 2020, $1 million of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	March 31, 2021	December 31, 2020
Loans and leases held for sale:
Commercial and industrial loans	$71	230
Commercial mortgage loans	9	7
Commercial leases	—	39
Residential mortgage loans	5,397	4,465
Total loans and leases held for sale	$5,477	4,741
Portfolio loans and leases:
Commercial and industrial loans(a)	$49,094	49,665
Commercial mortgage loans	10,481	10,602
Commercial construction loans	6,198	5,815
Commercial leases	3,255	2,915
Total commercial loans and leases	$69,028	68,997
Residential mortgage loans(b)	$15,776	15,928
Home equity	4,815	5,183
Indirect secured consumer loans	14,336	13,653
Credit card	1,810	2,007
Other consumer loans	3,090	3,014
Total consumer loans	$39,827	39,785
Total portfolio loans and leases	$108,855	108,782
(a)Includes $5.4 billion and $4.8 billion as of March 31, 2021 and December 31, 2020 , respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $37 and $39, as of March 31, 2021 and December 31, 2020, respectively, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $279 million as of March 31, 2021 and $280 million as of December 31, 2020. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $262 million and $251 million as of March 31, 2021 and December 31, 2020, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $381 million and $350 million at March 31, 2021 and December 31, 2020, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.4 billion and $15.5 billion at March 31, 2021 and December 31, 2020, respectively, pledged at the FHLB, and loans of $39.9 billion and $37.8 billion at March 31, 2021 and December 31, 2020, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and industrial loans	$49,165	49,895	8	39
Commercial mortgage loans	10,490	10,609	7	8
Commercial construction loans	6,198	5,815	1	—
Commercial leases	3,255	2,954	—	1
Residential mortgage loans	21,173	20,393	73	70
Home equity	4,815	5,183	1	2
Indirect secured consumer loans	14,336	13,653	8	10
Credit card	1,810	2,007	25	31
Other consumer loans	3,090	3,014	1	2
Total loans and leases	$114,332	113,523	124	163
Less: Loans and leases held for sale	$5,477	4,741
Total portfolio loans and leases	$108,855	108,782

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended March 31,
($ in millions)	2021	2020
Commercial and industrial loans	$27	50
Commercial mortgage loans	2	2
Commercial leases	(1)	5
Residential mortgage loans	—	1
Home equity	—	3
Indirect secured consumer loans	9	12
Credit card	25	36
Other consumer loans	9	13
Total net charge-offs	$71	122

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

The following table presents the components of the net investment in leases as of:

($ in millions)(a)	March 31, 2021	December 31, 2020
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,283	1,400
Unguaranteed residual assets (present value)	177	181
Net discount on acquired leases	—	(1)
Net investment in sales-type leases:
Lease payment receivable (present value)	1,431	976
Unguaranteed residual assets (present value)	43	36
(a)Excludes $321 and $323 of leveraged leases at March 31, 2021 and December 31, 2020, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 was $12 million and $18 million, respectively, for direct financing leases and $10 million and $6 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of March 31, 2021 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2021	$332	382
2022	360	426
2023	228	240
2024	162	174
2025	115	107
2026	68	68
Thereafter	105	135
Total undiscounted cash flows	$1,370	1,532
Less: Difference between undiscounted cash flows and discounted cash flows	87	101
Present value of lease payments (recognized as lease receivables)	$1,283	1,431

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $24 million and $29 million at March 31, 2021 and December 31, 2020, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged off(a)	(35)	(1)	(73)	(109)
Recoveries of losses previously charged off(a)	7	1	30	38
(Benefit from) provision for loan and lease losses	(99)	(47)	(28)	(174)
Balance, end of period	$1,329	247	632	2,208
(a)The Bancorp recorded $10 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended March 31, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged off(b)	(61)	(2)	(96)	—	(159)
Recoveries of losses previously charged off(b)	4	1	32	—	37
Provision for (benefit from) loan and lease losses	500	(8)	133	—	625
Balance, end of period	$1,313	260	775	—	2,348
(a)Includes $31, $1 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $13 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$86	64	44	194
Collectively evaluated	1,243	183	588	2,014
Total ALLL	$1,329	247	632	2,208
Portfolio loans and leases:(b)(c)
Individually evaluated	$759	604	306	1,669
Collectively evaluated	68,269	15,019	23,745	107,033
Total portfolio loans and leases	$69,028	15,623	24,051	108,702
(a)Includes $3 related to commercial leveraged leases at March 31, 2021.
(b)Excludes$153 of residential mortgage loans measured at fair value and includes $321 of commercial leveraged leases, net of unearned income at March 31, 2021.
(c)Includes $37, as of March 31, 2021, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

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
(b)Excludes $161 of residential mortgage loans measured at fair value and includes $323 of commercial leveraged leases, net of unearned income at December 31, 2020.
(c)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp is deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

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

For loans and leases that are collectively evaluated, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
losses for individually evaluated loans, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class and vintage:

As of March 31, 2021 ($ in millions)	Term Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$1,822	6,472	1,918	884	623	1,068	31,655	—	44,442
Special mention	1	60	39	90	18	23	1,499	—	1,730
Substandard	9	104	77	149	72	116	2,394	—	2,921
Doubtful	—	—	—	—	—	—	1	—	1
Total commercial and industrial loans	$1,832	6,636	2,034	1,123	713	1,207	35,549	—	49,094
Commercial mortgage owner-occupied loans:
Pass	$216	998	639	393	275	605	1,024	—	4,150
Special mention	4	55	14	6	4	22	96	—	201
Substandard	43	128	11	32	6	43	138	—	401
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$263	1,181	664	431	285	670	1,258	—	4,752
Commercial mortgage nonowner-occupied loans:
Pass	$107	783	642	464	239	522	1,466	—	4,223
Special mention	22	105	60	58	8	9	299	—	561
Substandard	37	276	23	64	3	26	516	—	945
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$166	1,164	725	586	250	557	2,281	—	5,729
Commercial construction loans:
Pass	$54	95	48	27	—	12	4,780	—	5,016
Special mention	—	67	—	—	—	—	616	—	683
Substandard	—	3	—	—	—	—	496	—	499
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$54	165	48	27	—	12	5,892	—	6,198
Commercial leases:
Pass	$593	560	350	293	339	1,025	—	—	3,160
Special mention	—	6	18	5	—	3	—	—	32
Substandard	1	5	5	15	20	17	—	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$594	571	373	313	359	1,045	—	—	3,255
Total commercial loans and leases:
Pass	$2,792	8,908	3,597	2,061	1,476	3,232	38,925	—	60,991
Special mention	27	293	131	159	30	57	2,510	—	3,207
Substandard	90	516	116	260	101	202	3,544	—	4,829
Doubtful	—	—	—	—	—	—	1	—	1
Total commercial loans and leases	$2,909	9,717	3,844	2,480	1,607	3,491	44,980	—	69,028

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020 ($ in millions)	Term Loans and Leases Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,042	2,144	1,114	700	471	703	31,657	—	43,831
Special mention	66	46	167	46	5	21	2,317	—	2,668
Substandard	119	80	107	60	39	104	2,639	—	3,148
Doubtful	—	2	9	—	—	—	7	—	18
Total commercial and industrial loans	$7,227	2,272	1,397	806	515	828	36,620	—	49,665
Commercial mortgage owner-occupied loans:
Pass	$1,047	655	416	288	249	420	1,025	—	4,100
Special mention	58	12	16	7	2	17	64	—	176
Substandard	211	17	33	7	13	30	88	—	399
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,316	684	465	302	264	467	1,177	—	4,675
Commercial mortgage nonowner-occupied loans:
Pass	$902	679	548	247	223	341	1,626	—	4,566
Special mention	252	68	17	8	36	9	416	—	806
Substandard	149	3	49	14	2	25	301	—	543
Doubtful	12	—	—	—	—	—	—	—	12
Total commercial mortgage nonowner-occupied loans	$1,315	750	614	269	261	375	2,343	—	5,927
Commercial construction loans:
Pass	$98	49	27	—	9	12	4,721	—	4,916
Special mention	67	—	—	—	—	—	591	—	658
Substandard	8	—	—	—	—	—	233	—	241
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$173	49	27	—	9	12	5,545	—	5,815
Commercial leases:
Pass	$622	374	315	369	314	824	—	—	2,818
Special mention	5	16	5	—	—	—	—	—	26
Substandard	7	4	16	21	6	17	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$634	394	336	390	320	841	—	—	2,915
Total commercial loans and leases:
Pass	$9,711	3,901	2,420	1,604	1,266	2,300	39,029	—	60,231
Special mention	448	142	205	61	43	47	3,388	—	4,334
Substandard	494	104	205	102	60	176	3,261	—	4,402
Doubtful	12	2	9	—	—	—	7	—	30
Total commercial loans and leases	$10,665	4,149	2,839	1,767	1,369	2,523	45,685	—	68,997

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of March 31, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$48,892	131	71	202	49,094	8
Commercial mortgage owner-occupied loans	4,720	11	21	32	4,752	7
Commercial mortgage nonowner-occupied loans	5,683	16	30	46	5,729	—
Commercial construction loans	6,186	11	1	12	6,198	1
Commercial leases	3,249	5	1	6	3,255	—
Total portfolio commercial loans and leases	$68,730	174	124	298	69,028	16
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$49,421	119	125	244	49,665	39
Commercial mortgage owner-occupied loans	4,645	7	23	30	4,675	7
Commercial mortgage nonowner-occupied loans	5,860	31	36	67	5,927	1
Commercial construction loans	5,808	7	—	7	5,815	—
Commercial leases	2,906	7	2	9	2,915	1
Total portfolio commercial loans and leases	$68,640	171	186	357	68,997	48
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

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans and the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional delinquency and nonperforming information. Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 customer relief programs are generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as credit card and home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

The following tables present a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2021 ($ in millions)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$1,194	3,993	1,912	697	1,419	6,262	—	—	15,477
30-89 days past due	—	1	1	1	3	11	—	—	17
90 days or more past due	—	1	5	3	7	57	—	—	73
Total performing	1,194	3,995	1,918	701	1,429	6,330	—	—	15,567
Nonperforming	—	—	—	1	3	52	—	—	56
Total residential mortgage loans(b)	$1,194	3,995	1,918	702	1,432	6,382	—	—	15,623
Home equity:
Performing:
Current	$—	9	21	26	3	146	4,488	9	4,702
30-89 days past due	—	—	—	—	—	2	20	—	22
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	—	9	21	26	3	149	4,508	9	4,725
Nonperforming	—	—	—	—	—	11	78	1	90
Total home equity	$—	9	21	26	3	160	4,586	10	4,815
Indirect secured consumer loans:
Performing:
Current	$2,312	5,909	3,347	1,463	721	445	—	—	14,197
30-89 days past due	1	18	26	18	9	6	—	—	78
90 days or more past due	—	2	2	2	1	1	—	—	8
Total performing	2,313	5,929	3,375	1,483	731	452	—	—	14,283
Nonperforming	—	31	6	7	5	4	—	—	53
Total indirect secured consumer loans	$2,313	5,960	3,381	1,490	736	456	—	—	14,336
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,737	—	1,737
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	25	—	25
Total performing	—	—	—	—	—	—	1,780	—	1,780
Nonperforming	—	—	—	—	—	—	30	—	30
Total credit card	$—	—	—	—	—	—	1,810	—	1,810
Other consumer loans:
Performing:
Current	$312	819	451	402	157	62	869	—	3,072
30-89 days past due	—	2	4	3	2	1	2	—	14
90 days or more past due	—	—	1	—	—	—	—	—	1
Total performing	312	821	456	405	159	63	871	—	3,087
Nonperforming	—	1	—	—	—	1	1	—	3
Total other consumer loans	$312	822	456	405	159	64	872	—	3,090
Total residential mortgage and consumer loans:
Performing:
Current	$3,818	10,730	5,731	2,588	2,300	6,915	7,094	9	39,185
30-89 days past due	1	21	31	22	14	20	40	—	149
90 days or more past due	—	3	8	5	8	59	25	—	108
Total performing	3,819	10,754	5,770	2,615	2,322	6,994	7,159	9	39,442
Nonperforming	—	32	6	8	8	68	109	1	232
Total residential mortgage and consumer loans(b)	$3,819	10,786	5,776	2,623	2,330	7,062	7,268	10	39,674
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2021, $87 of these loans were 30-89 days past due and $302 were 90 days or more past due. The Bancorp recognized $1 of losses during the three months ended March 31, 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $153 of residential mortgage loans measured at fair value at March 31, 2021.

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
Other consumer loans:
Performing:
Current	$883	546	437	178	32	40	878	1	2,995
30-89 days past due	2	5	4	2	—	—	2	—	15
90 days or more past due	—	2	—	—	—	—	—	—	2
Total performing	885	553	441	180	32	40	880	1	3,012
Nonperforming	—	—	—	—	—	1	1	—	2
Total other consumer loans	$885	553	441	180	32	41	881	1	3,014
Total residential mortgage and consumer loans:
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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class:

($ in millions)	March 31, 2021	December 31, 2020
Commercial loans and leases:
Commercial and industrial loans	$579	810
Commercial mortgage owner-occupied loans	82	101
Commercial mortgage nonowner-occupied loans	74	82
Commercial construction loans	19	19
Commercial leases	4	6
Total commercial loans and leases	758	1,018
Residential mortgage loans	77	80
Consumer loans:
Home equity	69	71
Indirect secured consumer loans	9	9
Other consumer loans	—	—
Total consumer loans	78	80
Total portfolio loans and leases	$913	1,178

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

The following tables present the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property:

As of March 31, 2021 ($ in millions)				For the three months ended March 31, 2021
	With an ALLL	No Related ALLL	Total	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$161	198	359	5
Commercial mortgage owner-occupied loans	15	57	72	5
Commercial mortgage nonowner-occupied loans	34	36	70	1
Commercial construction loans	2	—	2	—
Commercial leases	6	—	6	—
Total nonaccrual portfolio commercial loans and leases	218	291	509	11
Residential mortgage loans	5	51	56	7
Consumer loans:
Home equity	60	30	90	2
Indirect secured consumer loans	45	8	53	—
Credit card	30	—	30	1
Other consumer loans	3	—	3	—
Total nonaccrual portfolio consumer loans	138	38	176	3
Total nonaccrual portfolio loans and leases(a)(b)	$361	380	741	21
OREO and other repossessed property	—	42	42	—
Total nonperforming portfolio assets(a)(b)	$361	422	783	21
(a)Excludes $2 of nonaccrual loans held for sale and $20 of nonaccrual restructured loans held for sale.
(b)Includes $30 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $16 are restructured nonaccrual government insured commercial loans.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020 ($ in millions)				For the three months ended March 31, 2020
	With an ALLL	No Related ALLL	Total	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$213	260	473	1
Commercial mortgage owner-occupied loans	20	60	80	—
Commercial mortgage nonowner-occupied loans	34	43	77	—
Commercial construction loans	1	—	1	—
Commercial leases	6	1	7	1
Total nonaccrual portfolio commercial loans and leases	274	364	638	2
Residential mortgage loans	11	49	60	8
Consumer loans:
Home equity	55	31	86	3
Indirect secured consumer loans	8	8	16	—
Credit card	32	—	32	1
Other consumer loans	2	—	2	—
Total nonaccrual portfolio consumer loans	97	39	136	4
Total nonaccrual portfolio loans and leases(a)(b)	$382	452	834	14
OREO and other repossessed property	—	30	30	—
Total nonperforming portfolio assets(a)(b)	$382	482	864	14
(a)Excludes $5 of nonaccrual loans held for sale and $1 of nonaccrual restructured loans held for sale.
(b)Includes $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA, of which $17 are restructured nonaccrual government insured commercial loans.

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $131 million and $136 million as of March 31, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 3 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell. Certain loan modifications which were made in response to the COVID-19 pandemic were not evaluated for classification as a TDR. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $57 million and $69 million, respectively, as of March 31, 2021 compared with $67 million and $72 million, respectively, as of December 31, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	19	$6	1	—
Commercial mortgage owner-occupied loans	1	4	—	—
Commercial mortgage nonowner-occupied loans	3	25	—	—
Residential mortgage loans	178	36	1	—
Consumer loans:
Home equity	58	3	(1)	—
Indirect secured consumer loans	1,743	43	1	—
Credit card	1,795	10	3	—
Total portfolio loans	3,797	$127	5	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2020 ($ in millions)(a)	Number of Loans Modified in a TDR During the Period(b)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	30	$69	10	—
Commercial mortgage owner-occupied loans	11	7	—	—
Commercial mortgage nonowner-occupied loans	3	8	—	—
Commercial construction	1	—	—	—
Residential mortgage loans	184	24	—	—
Consumer loans:
Home equity	21	2	(1)	—
Indirect secured consumer loans	22	—	—	—
Credit card	1,884	10	4	—
Total portfolio loans	2,156	$120	13	—
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2021 and 2020 and were within 12 months of the restructuring date:

March 31, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial mortgage nonowner-occupied loans	1	$25
Residential mortgage loans	35	4
Consumer loans:
Home equity	12	1
Indirect secured consumer loans	26	1
Credit card	23	—
Total portfolio loans	97	$31
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial mortgage owner-occupied loans	2	$1
Commercial mortgage nonowner-occupied loans	1	5
Residential mortgage loans	47	6
Consumer loans:
Home equity	1	—
Indirect secured consumer loans	3	—
Credit card	201	1
Total portfolio loans	255	$13
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2021	December 31, 2020
Equipment	$2,328	2,302
Buildings(a)	1,596	1,612
Land and improvements(a)	635	636
Leasehold improvements	462	467
Construction in progress(a)	105	108
Bank premises and equipment held for sale:
Land and improvements	19	27
Buildings	8	8
Accumulated depreciation and amortization	(3,081)	(3,072)
Total bank premises and equipment	$2,072	2,088
(a)Buildings, land and improvements and construction in progress included $49 and $46 associated with parcels of undeveloped land intended for future branch expansion at March 31, 2021 and December 31, 2020, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 36 banking centers throughout its footprint during the three months ended March 31, 2021.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $3 million for the three months ended March 31, 2021 and 2020, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $718 million and $777 million at March 31, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $288 million and $290 million at March 31, 2021 and December 31, 2020, respectively. The Bancorp recorded lease income of $39 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during both the three months ended March 31, 2021 and 2020. Depreciation expense related to operating lease equipment was $32 million and $31 million during the three months ended March 31, 2021 and 2020, respectively. The Bancorp received payments of $39 million and $41 million related to operating leases during the three months ended March 31, 2021 and 2020, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $25 million and $3 million of impairment losses associated with operating lease assets for the three months ended March 31, 2021 and 2020, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents undiscounted future lease payments for operating leases for the remainder of 2021 through 2026 and thereafter:

As of March 31, 2021 ($ in millions)	Undiscounted Cash Flows
Remainder of 2021	$108
2022	124
2023	96
2024	59
2025	37
2026	22
Thereafter	31
Total operating lease payments	$477

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
9. Lease Obligations – Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants. For more information on the accounting for lease obligations, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$423	423
Finance lease right-of-use assets	Bank premises and equipment	141	129
Total right-of-use assets(a)		$564	552
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$525	527
Finance lease liabilities	Long-term debt	144	130
Total lease liabilities		$669	657
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $159 and $34, respectively, as of March 31, 2021, and $152 and $29, respectively, as of December 31, 2020.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
		2021	2020
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	1
Interest on lease liabilities	Interest on long-term debt	1	1
Total finance lease costs		$6	2
Operating lease cost	Net occupancy expense	$20	24
Short-term lease cost	Net occupancy expense	1	1
Variable lease cost	Net occupancy expense	8	7
Sublease income	Net occupancy expense	(1)	(1)
Total operating lease costs		$28	31
Total lease costs		$34	33

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized an immaterial amount and $2 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended March 31, 2021 and 2020, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of March 31, 2021 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$65	15	80
2022	83	20	103
2023	75	17	92
2024	67	17	84
2025	60	11	71
2026	50	6	56
Thereafter	206	93	299
Total undiscounted cash flows	$606	179	785
Less: Difference between undiscounted cash flows and discounted cash flows	81	35	116
Present value of lease liabilities	$525	144	669

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	9.01	9.06
Finance leases	14.00	12.93
Weighted-average discount rate:
Operating leases	3.00%	3.05
Finance leases	2.51	2.39

The following table presents information related to lease transactions:

($ in millions)	For the three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$22	24
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	3	1
(a)    The cash flows related to the short-term and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

10. Intangible Assets
Intangible assets consist of core deposit intangibles, customer relationships, operating leases, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Condensed Consolidated Statements of Income.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2021
Core deposit intangibles	$229	(126)	103
Customer relationships	24	(6)	18
Operating leases	16	(12)	4
Other	3	(1)	2
Total intangible assets	$272	(145)	127
As of December 31, 2020
Core deposit intangibles	$229	(116)	113
Customer relationships	24	(5)	19
Operating leases	17	(12)	5
Other	3	(1)	2
Total intangible assets	$273	(134)	139

As of March 31, 2021, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $12 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of March 31, 2021. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2021 through 2025 is as follows:

($ in millions)	Total
Remainder of 2021	$31
2022	33
2023	24
2024	16
2025	9

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to certain automobile loan securitizations where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for consolidated VIEs as of:

($ in millions)	March 31, 2021	December 31, 2020
Assets:
Other short-term investments	$54	55
Indirect secured consumer loans	633	756
ALLL	(5)	(7)
Other assets	4	5
Total assets	$686	809
Liabilities:
Other liabilities	$1	2
Long-term debt	540	656
Total liabilities	$541	658

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	435	1,546
Private equity investments	104	—	198
Loans provided to VIEs	2,530	—	3,923
Lease pool entities	74	—	74

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	478	1,546
Private equity investments	117	—	200
Loans provided to VIEs	2,420	—	3,649
Lease pool entities	73	—	73

CDC investments
CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

At both March 31, 2021 and December 31, 2020, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $431 million and $478 million at March 31, 2021 and December 31, 2020, respectively. The unfunded commitments as of March 31, 2021 are expected to be funded from 2021 to 2036.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended March 31,
($ in millions)		2021	2020
Proportional amortization	Applicable income tax expense	$44	5
Tax credits and other benefits	Applicable income tax expense	(51)	(6)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three months ended March 31, 2021 and 2020.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented in previous tables. Also, at March 31, 2021 and December 31, 2020, the Bancorp’s unfunded commitment amounts to the private equity funds were $94 million and $83 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $2 million and $5 million during the three months ended March 31, 2021 and 2020, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of March 31, 2021 and December 31, 2020, the Bancorp’s unfunded commitments to these entities were $1.4 billion and $1.2 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2021 and 2020. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2021	2020
Residential mortgage loan sales(a)	$3,207	2,955

Origination fees and gains on loan sales	89	81
Gross mortgage servicing fees	59	67
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the three months ended March 31:

($ in millions)	2021	2020
Balance, beginning of period	$656	993
Servicing rights originated	39	44
Servicing rights purchased	18	26
Changes in fair value:
Due to changes in inputs or assumptions(a)	152	(331)
Other changes in fair value(b)	(81)	(47)
Balance, end of period	$784	685
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended March 31,
($ in millions)	2021	2020
Securities (losses) gains, net – non-qualifying hedges on MSRs	$(2)	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(134)	350
MSR fair value adjustment due to changes in inputs or assumptions(a)	152	(331)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended March 31, 2021 and 2020 were as follows:

		March 31, 2021			March 31, 2020
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Residential mortgage loans:
Servicing rights	Fixed	5.9	11.6%	612	5.7	12.8%	672
Servicing rights	Adjustable	—	—	—	2.9	27.1	708

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2021 and December 31, 2020, the Bancorp serviced $65.9 billion and $68.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2021, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS are as follows:

				Prepayment Speed Assumption				OAS Assumption
		Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate			Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$778	5.2	13.0%	$(28)	(53)	(120)	645	$(18)	(35)
Servicing rights	Adjustable	6	3.8	21.4	—	(1)	(2)	968	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2021 and December 31, 2020, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $1.0 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $962 million and $1.1 billion were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $26 million and $42 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2021 and December 31, 2020, the balance of collateral posted by the Bancorp for derivative liabilities was $634 million and $463 million, respectively. Additionally, as of March 31, 2021 and December 31, 2020, $778 million and $1.1 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both March 31, 2021 and December 31, 2020, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2021 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	383	—
Total fair value hedges		383	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	195	—
Interest rate swaps related to C&I loans	8,000	—	2
Total cash flow hedges		195	2
Total derivatives designated as qualifying hedging instruments		578	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,310	140	—
Forward contracts related to residential mortgage loans held for sale(b)	6,872	59	8
Swap associated with the sale of Visa, Inc. Class B Shares	3,473	—	195
Foreign exchange contracts	185	—	1
Interest rate contracts for collateral management	12,000	8	6
Commercial loan trading	18	—	—
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		207	210
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	79,055	881	256
Interest rate lock commitments	1,959	39	1
Commodity contracts	8,440	562	544
TBA securities	30	—	—
Foreign exchange contracts	16,455	250	214
Total free-standing derivatives – customer accommodation		1,732	1,015
Total derivatives not designated as qualifying hedging instruments		1,939	1,225
Total		$2,517	1,227
(a)Derivative assets and liabilities are presented net of variation margin of $83 and $736, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	528	—
Total fair value hedges		528	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	244	—
Interest rate swaps related to C&I loans	8,000	16	2
Total cash flow hedges		260	2
Total derivatives designated as qualifying hedging instruments		788	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,910	202	1
Forward contracts related to residential mortgage loans held for sale	2,903	1	16
Swap associated with the sale of Visa, Inc. Class B Shares	3,588	—	201
Foreign exchange contracts	204	—	3
Interest rate contracts for collateral management	12,000	3	1
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		206	222
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	77,806	1,238	265
Interest rate lock commitments	1,830	57	—
Commodity contracts	7,762	375	359
Foreign exchange contracts	14,587	255	224
Total free-standing derivatives – customer accommodation		1,925	848
Total derivatives not designated as qualifying hedging instruments		2,131	1,070
Total		$2,919	1,072
(a)Derivative assets and liabilities are presented net of variation margin of $47 and $1,063, respectively.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2021, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of March 31, 2021 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2021	2020
Change in fair value of interest rate swaps hedging long- term debt	Interest on long-term debt	$(145)	226
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	145	(226)

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	March 31, 2021	December 31, 2020
Carrying amount of the hedged items	Long-term debt	$2,333	2,478
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	389	534

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2021, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of March 31, 2021, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 45 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2021 and December 31, 2020, $597 million and $718 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2021, $225 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to March 31, 2021.

During both the three months ended March 31, 2021 and 2020, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	$(84)	541
Amount of pre-tax net gains reclassified from OCI into net income	72	32

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

The Bancorp entered into certain interest rate swap contracts for the purpose of managing its collateral positions across two central clearing parties. These interest rate swaps were perfectly offsetting positions that allowed the Bancorp to lower the cash posted as required initial margin at the clearing parties, which reduced its credit exposure to the clearing parties. Given that all relevant terms for these interest rate swaps are offsetting, these trades create no additional market risk for the Bancorp.

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

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2021	2020
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$67	(58)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(134)	350
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(2)	13
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(13)	(22)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2021 and December 31, 2020, the total notional amount of the risk participation agreements was $3.5 billion and $3.4 billion, respectively, and the fair value was a liability of $8 million at both March 31, 2021 and December 31, 2020, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2021, the risk participation agreements had a weighted-average remaining life of 3.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2021	December 31, 2020
Pass	$3,406	3,231
Special mention	10	113
Substandard	49	52
Total	$3,465	3,396

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2021	2020
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$7	14
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	15	(33)
Interest rate lock commitments	Mortgage banking net revenue	32	100
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	5	3
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	14	13
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	2	6
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(2)

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
($ in millions)		Derivatives	Collateral(b)	Net Amount
As of March 31, 2021
Derivative assets	$2,478	(540)	(657)	1,281
Derivative liabilities	1,226	(540)	(383)	303
As of December 31, 2020
Derivative assets	$2,862	(621)	(755)	1,486
Derivative liabilities	1,072	(621)	(221)	230
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	March 31, 2021	December 31, 2020
Securities sold under repurchase agreements	$569	679
Derivative collateral	500	474
Other secured borrowings	37	39
Total other short-term borrowings	$1,106	1,192

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both March 31, 2021 and December 31, 2020, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

As of both March 31, 2021 and December 31, 2020, other secured borrowings primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans.

15. Capital Actions

Accelerated Share Repurchase Transaction
During the three months ended March 31, 2021, the Bancorp entered into and settled an accelerated share repurchase transaction. As part of the transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreement. The accelerated share repurchase was treated as two separate transactions, (i) the acquisition of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transaction that was entered into and settled during the three months ended March 31, 2021:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021

For further information on a subsequent event related to capital actions, refer to Note 23.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2021	December 31, 2020
Commitments to extend credit	$76,820	74,499
Forward contracts related to residential mortgage loans held for sale	6,872	2,903
Letters of credit	1,869	1,982
Purchase obligations	177	195
Capital commitments for private equity investments	94	83
Capital expenditures	84	75

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2021 and December 31, 2020, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $173 million and $172 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2021	December 31, 2020
Pass	$73,851	71,386
Special mention	1,513	2,049
Substandard	1,455	1,063
Doubtful	1	1
Total commitments to extend credit	$76,820	74,499

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2021:

($ in millions)
Less than 1 year(a)	$1,016
1 - 5 years(a)	851
Over 5 years	2
Total letters of credit	$1,869
(a)Includes $10 and $2 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 -5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both March 31, 2021 and December 31, 2020, and are considered guarantees in accordance with U.S. GAAP. Approximately 70% and 68% of the total standby letters of credit were collateralized as of March 31, 2021 and December 31, 2020, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $26

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $27 million at March 31, 2021 and December 31, 2020, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2021	December 31, 2020
Pass	$1,638	1,739
Special mention	63	111
Substandard	168	132
Total letters of credit	$1,869	1,982

At March 31, 2021 and December 31, 2020, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2021 and December 31, 2020, total VRDNs in which the Bancorp was the remarketing agent or that were supported by a Bancorp letter of credit were $383 million and $385 million, respectively, of which FTS acted as the remarketing agent to issuers on $383 million and $385 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $140 million and $142 million of the VRDNs remarketed by FTS at March 31, 2021 and December 31, 2020, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp did not hold any of these VRDNs in its portfolio at March 31, 2021 or December 31, 2020 but classifies them as trading debt securities when held.

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

Residential mortgage loans sold with representation and warranty provisions
Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan, or indemnify or make whole the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of both March 31, 2021 and December 31, 2020, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $8 million, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2021 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $8 million in excess of amounts reserved. This estimate was derived by modifying the

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended March 31, 2021 and 2020, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $10 million and $6 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during both the three months ended March 31, 2021 and 2020 were $10 million. Total outstanding repurchase demand inventory was $4 million and $5 million at March 31, 2021 and December 31, 2020, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $24 million and $14 million at March 31, 2021 and December 31, 2020, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2021 and December 31, 2020.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through March 31, 2021, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $195 million at March 31, 2021 and $201 million at December 31, 2020. Refer to Note 13 and Note 21 for further information.

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

Klopfenstein v. Fifth Third Bank
On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class action lawsuits were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation (Case No. 1:12-CV-851). On behalf of a putative class, the plaintiffs sought unspecified monetary and statutory damages, injunctive relief, punitive damages, attorneys’ fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. On May 28, 2019, the Sixth Circuit Court of Appeals reversed the dismissal of plaintiffs’ breach of contract claim and remanded for further proceedings. The plaintiffs’ claimed damages for the alleged breach of contract claim exceed $280 million. On March 26, 2021, the trial court granted plaintiffs’ motion for class certification. No trial date has been set.

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On January 8, 2021 the trial court issued an order denying Fifth Third’s motion for summary judgment on the remaining claim leaving it to be resolved at trial.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third’s motion to transfer venue to the United States District Court for the Southern District of Ohio. The Bancorp is also subject to a consumer class action lawsuit related to the alleged opening of unauthorized accounts which has also been transferred to the United States District Court for the Southern District of Ohio (Zanni v. Fifth Third Bank, et al., Case No. 2020CH04022).

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action lawsuit against Fifth Third Bancorp, Fifth Third Chairman and Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint. On April 27, 2021, the Court granted the defendants’ motion to dismiss and provided plaintiff with leave to amend to attempt to cure the deficiencies by June 11, 2021.

On July 31, 2020, a second putative shareholder class action lawsuit captioned Dr. Steven Fox, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 2020CH05219 was filed on behalf of former shareholders of MB Financial, Inc. in the Cook County, Illinois Circuit Court. The suit brings claims for violation of Sections 11 and 12(a)(2) of the Securities Act of 1933, alleging that the Bancorp and certain of its officers and directors made material misstatements and omissions regarding the alleged improper cross-selling strategy in filings made in connection with the Bancorp’s merger with MB Financial, Inc. On March 19, 2021, the trial court denied the defendants’ motion to dismiss.

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Four lawsuits filed in the U.S. District Court for the Northern District of Illinois have been consolidated into a single action captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); and (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020). Also pending are shareholder derivative matters Reese v. Carmichael, et al., Case No. 20-cv-866 pending in the U.S. District Court of the Southern District of Ohio (filed November 4, 2020), which was subsequently transferred to the Northern District of Illinois (Case No. 1:21-cv-01631) and Sandys v. Carmichael, et al., Case No. A2004539 pending in the Hamilton County, Ohio Court of Common Pleas (filed December 28, 2020).

The Bancorp has also received several shareholder demands under Ohio Rev. Code § 1701.37(c) and lawsuits have been filed arising out of the same. Finally, the Bancorp has received shareholder demands that the Bancorp’s Board of Directors investigate and commence a civil action for failure to detect and/or prevent the alleged illegal cross-selling strategy. One of those shareholders subsequently filed the aforementioned Sandys v. Carmichael, et al. matter.

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $58 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

18. Income Taxes
The applicable income tax expense was $189 million and $14 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were 21.4% and 22.6%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
19. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
March 31, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(914)	214	(700)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	15	(4)	11
Net unrealized gains on available-for-sale debt securities	(899)	210	(689)	1,931	(689)	1,242

Unrealized holding losses on cash flow hedge derivatives arising during period	(84)	20	(64)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(72)	15	(57)
Net unrealized gains on cash flow hedge derivatives	(156)	35	(121)	718	(121)	597

Reclassification of amounts to net periodic benefit costs	2	(1)	1
Defined benefit pension plans, net	2	(1)	1	(44)	1	(43)

Other	—	—	—	(4)	—	(4)
Total	$(1,053)	244	(809)	2,601	(809)	1,792

	Total OCI			Total AOCI
March 31, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,155	(273)	882
Net unrealized gains on available-for-sale debt securities	1,155	(273)	882	812	882	1,694

Unrealized holding gains on cash flow hedge derivatives arising during period	541	(114)	427
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(32)	7	(25)
Net unrealized gains on cash flow hedge derivatives	509	(107)	402	422	402	824

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(42)	1	(41)
Total	$1,665	(380)	1,285	1,192	1,285	2,477

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2021	2020
Net unrealized gains on available-for-sale debt securities:(b)
Net losses included in net income	Securities gains (losses), net	$(15)	—
	Income before income taxes	(15)	—
	Applicable income tax expense	4	—
	Net income	(11)	—
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	72	32
	Income before income taxes	72	32
	Applicable income tax expense	(15)	(7)
	Net income	57	25
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(2)	(1)
	Income before income taxes	(2)	(1)
	Applicable income tax expense	1	—
	Net income	(1)	(1)

Total reclassifications for the period	Net income	$45	24
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(b)Amounts in parentheses indicate reductions to net income.

20. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2021			2020
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$674			$29
Less: Income allocated to participating securities	2			1
Net income allocated to common shareholders	$672	714	$0.94	$28	714	$0.04
Earnings Per Diluted Share:
Net income available to common shareholders	$674			$29
Effect of dilutive securities:
Stock-based awards	—	9		—	6
Net income available to common shareholders plus assumed conversions	674			29
Less: Income allocated to participating securities	2			1
Net income allocated to common shareholders plus assumed conversions	$672	723	$0.93	$28	720	$0.04

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2021 and 2020 excludes an immaterial amount and 6 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Fair Value Measurements
The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of:

	Fair Value Measurements Using
March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$77	—	—	77
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,095	—	12,095
Agency commercial mortgage-backed securities	—	18,198	—	18,198
Non-agency commercial mortgage-backed securities	—	3,403	—	3,403
Asset-backed securities and other debt securities	—	3,283	—	3,283
Available-for-sale debt and other securities(a)	77	36,997	—	37,074
Trading debt securities:
U.S. Treasury and federal agencies securities	39	3	—	42
Obligations of states and political subdivisions securities	—	30	—	30
Agency residential mortgage-backed securities	—	85	—	85
Asset-backed securities and other debt securities	—	571	—	571
Trading debt securities	39	689	—	728
Equity securities	304	11	—	315
Residential mortgage loans held for sale	—	1,801	—	1,801
Residential mortgage loans(b)	—	—	153	153
Commercial loans held for sale	—	9	—	9
Servicing rights	—	—	784	784
Derivative assets:
Interest rate contracts	59	1,607	39	1,705
Foreign exchange contracts	—	250	—	250
Commodity contracts	22	540	—	562
Derivative assets(c)	81	2,397	39	2,517
Total assets	$501	41,904	976	43,381
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	256	9	273
Foreign exchange contracts	—	215	—	215
Equity contracts	—	—	195	195
Commodity contracts	161	383	—	544
Derivative liabilities(d)	169	854	204	1,227
Short positions:
U.S. Treasury and federal agencies securities	174	—	—	174
Asset-backed securities and other debt securities	—	333	—	333
Short positions(d)	174	333	—	507
Total liabilities	$343	1,187	204	1,734
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $36, $483 and $2, respectively, at March 31, 2021.
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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2021 and December 31, 2020, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. Refer to Note 16 for additional information on the Covered Litigation.

The net asset fair value of the IRLCs at March 31, 2021 was $38 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $21 million and $39 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $22 million and $45 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $4 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $4 million and $7 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$161	656	53	(201)	669
Total gains (losses) (realized/unrealized):(d)
Included in earnings	(1)	71	35	(13)	92
Purchases/originations	—	57	(1)	—	56
Settlements	(16)	—	(57)	19	(54)
Transfers into Level 3(b)	9	—	—	—	9
Balance, end of period	$153	784	30	(195)	772
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2021(c)	$(1)	138	29	(13)	153
(a)Net interest rate derivatives include derivative assets and liabilities of $39 and $9, respectively, as of March 31, 2021.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2021.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(d)
Included in earnings	4	(378)	103	(22)	(293)
Purchases/originations	—	70	(1)	—	69
Settlements	(9)	—	(51)	14	(46)
Transfers into Level 3(b)	7	—	—	—	7
Balance, end of period	$185	685	61	(171)	760
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at March 31, 2020(c)	$4	(341)	70	(22)	(289)
(a)Net interest rate derivatives include derivative assets and liabilities of $69 and $8, respectively, as of March 31, 2020.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)Includes interest income and expense.
(d)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at March 31, 2020.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2021	2020
Mortgage banking net revenue	$104	(271)
Commercial banking revenue	1	—
Other noninterest income	(13)	(22)
Total gains (losses)	$92	(293)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2021 and 2020 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2021	2020
Mortgage banking net revenue	$165	(267)
Commercial banking revenue	1	—
Other noninterest income	(13)	(22)
Total gains (losses)	$153	(289)

The following tables present information as of March 31, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$153	Loss rate model	Interest rate risk factor	(9.3)	-	7.8%		0.8%	(a)
			Credit risk factor	—	-	25.6%		0.4%	(a)
							(Fixed)	13.0%	(b)
Servicing rights	784	DCF	Prepayment speed	0.4	-	99.9%	(Adjustable)	21.4%	(b)
							(Fixed)	645	(b)
			OAS (bps)	536	-	1,587	(Adjustable)	968	(b)
IRLCs, net	38	DCF	Loan closing rates	7.2	-	97.2%		75.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(195)	DCF	Timing of the resolution of the Covered Litigation	Q4 2022	-	Q4 2024	Q3 2023		(d)
(a)Unobservable inputs were weighted by the relative carrying value of the instruments.
(b)Unobservable inputs were weighted by the relative unpaid principal balance of the instruments.
(c)Unobservable inputs were weighted by the relative notional amount of the instruments.
(d)Unobservable inputs were weighted by the probability of the final funding date of the instruments.

As of March 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$185	Loss rate model	Interest rate risk factor	(2.1)	-	13.1%		2.2%	(a)
			Credit risk factor	—	-	40.6%		0.7%	(a)
							(Fixed)	19.5%	(b)
Servicing rights	685	DCF	Prepayment speed	0.5	-	97.0%	(Adjustable)	23.8%	(b)
							(Fixed)	926	(b)
			OAS (bps)	536	-	1,513	(Adjustable)	932	(b)
IRLCs, net	69	DCF	Loan closing rates	7.3	-	97.2%		70.1%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(171)	DCF	Timing of the resolution of the Covered Litigation	Q2 2022	-	Q1 2024	Q4 2022		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2021 and 2020, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2021 and 2020, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2021
Commercial loans held for sale	$—	—	14	14	1
Commercial and industrial loans	—	—	280	280	(6)
Commercial mortgage loans	—	—	28	28	—
Commercial leases	—	—	3	3	1
Consumer loans	—	—	153	153	(2)
OREO	—	—	9	9	(6)
Bank premises and equipment	—	—	7	7	(2)
Operating lease equipment	—	—	35	35	(25)
Private equity investments	—	1	1	2	—
Total	$—	1	530	531	(39)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2020
Commercial loans held for sale	$—	41	16	57	(3)
Commercial and industrial loans	—	—	141	141	(36)
Commercial mortgage loans	—	—	45	45	(29)
Commercial leases	—	—	8	8	(9)
Consumer loans	—	—	124	124	1
OREO	—	—	17	17	(4)
Bank premises and equipment	—	—	8	8	(3)
Operating lease equipment	—	—	10	10	(3)
Private equity investments	—	—	70	70	(9)
Total	$—	41	439	480	(95)

The following tables present information as of March 31, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$14	Comparable company analysis	Market comparable transactions	NM	NM
Commercial and industrial loans	280	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	28	Appraised value	Collateral value	NM	NM
Commercial leases	3	Appraised value	Collateral value	NM	NM
Consumer loans	153	Appraised value	Collateral value	NM	NM
OREO	9	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM
Operating lease equipment	35	Appraised value	Appraised value	NM	NM
Private equity investments	1	Comparable company analysis	Market comparable transactions	NM	NM

As of March 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
Commercial and industrial loans	141	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	45	Appraised value	Collateral value	NM	NM
Commercial leases	8	Appraised value	Collateral value	NM	NM
Consumer loans	124	Appraised value	Collateral value	NM	NM
OREO	17	Appraised value	Appraised value	NM	NM
Bank premises and equipment	8	Appraised value	Appraised value	NM	NM
Operating lease equipment	10	Appraised value	Appraised value	NM	NM
Private equity investments	70	Comparable company analysis	Market comparable transactions	NM	NM

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the three months ended March 31, 2021 and 2020, resulting in a positive fair value adjustment of an immaterial amount and a negative fair value adjustment of $3 million, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized gains of $1 million and an immaterial amount on the sale of certain commercial loans held for sale during the three months ended March 31, 2021 and 2020, respectively.

Portfolio loans and leases
During the three months ended March 31, 2021 and 2020, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When the loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

OREO
During the three months ended March 31, 2021 and 2020, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $5 million and $1 million in losses, recorded as charge-offs on new OREO properties transferred from loans, during the three months ended March 31, 2021 and 2020, respectively. These losses also included $1 million and $3 million for the three months ended March 31, 2021 and 2020, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense or other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized an immaterial amount of gains resulting from observable price changes during the three months ended March 31, 2021 and did not recognize gains resulting from observable price changes during the three months ended March 31, 2020. The carrying value of the Bancorp’s private equity investments still held as of March 31, 2021 includes a cumulative $70 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairment of an immaterial amount and $9 million for the three months ended March 31, 2021 and 2020, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The carrying value of the Bancorp’s private equity investments still held as of March 31, 2021 includes a cumulative $21 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at March 31, 2021 and 2020 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $30 million and $91 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Fair value changes recognized in earnings for commercial loans held at March 31, 2021 and 2020 for which the fair value option was elected included gains of an immaterial amount and losses of $1 million, respectively. These gains and losses are reported in commercial banking revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both March 31, 2021 and December 31, 2020. Valuation adjustments related to instrument-specific credit risk for commercial loans measured at fair value were zero at March 31, 2021. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage and commercial loans measured at fair value as of:

March 31, 2021 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,954	1,924	30
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—
Commercial loans measured at fair value	9	9	—
December 31, 2020
Residential mortgage loans measured at fair value	$1,642	1,567	75
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp invests in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp has elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The carrying value of these investments was $58 million as of March 31, 2021 and the investments are classified as trading debt securities on the Condensed Consolidated Balance Sheet. Fair value changes recognized in earnings included gains of $9 million for the three months ended March 31, 2021 reported in securities gains (losses), net in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of March 31, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,122	3,122	—	—	3,122
Other short-term investments	34,187	34,187	—	—	34,187
Other securities	521	—	521	—	521
Held-to-maturity securities	10	—	—	10	10
Loans and leases held for sale	3,667	—	—	3,677	3,677
Portfolio loans and leases:
Commercial and industrial loans	48,289	—	—	48,868	48,868
Commercial mortgage loans	10,092	—	—	9,851	9,851
Commercial construction loans	6,087	—	—	6,266	6,266
Commercial leases	3,231	—	—	3,197	3,197
Residential mortgage loans	15,376	—	—	16,338	16,338
Home equity	4,650	—	—	4,894	4,894
Indirect secured consumer loans	14,224	—	—	13,960	13,960
Credit card	1,584	—	—	1,753	1,753
Other consumer loans	2,961	—	—	3,180	3,180
Total portfolio loans and leases, net	$106,494	—	—	108,307	108,307
Financial liabilities:
Deposits	$162,393	—	162,398	—	162,398
Federal funds purchased	302	302	—	—	302
Other short-term borrowings	1,106	—	1,106	—	1,106
Long-term debt	14,743	15,200	798	—	15,998

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2020 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,147	3,147	—	—	3,147
Other short-term investments	33,399	33,399	—	—	33,399
Other securities	524	—	524	—	524
Held-to-maturity securities	11	—	—	11	11
Loans and leases held for sale	3,260	—	—	3,269	3,269
Portfolio loans and leases:
Commercial and industrial loans	48,764	—	—	49,140	49,140
Commercial mortgage loans	10,200	—	—	9,968	9,968
Commercial construction loans	5,691	—	—	5,860	5,860
Commercial leases	2,886	—	—	2,842	2,842
Residential mortgage loans	15,473	—	—	16,884	16,884
Home equity	4,982	—	—	5,275	5,275
Indirect secured consumer loans	13,522	—	—	13,331	13,331
Credit card	1,755	—	—	1,934	1,934
Other consumer loans	2,895	—	—	3,098	3,098
Total portfolio loans and leases, net	$106,168	—	—	108,332	108,332
Financial liabilities:
Deposits	$159,081	—	159,094	—	159,094
Federal funds purchased	300	300	—	—	300
Other short-term borrowings	1,192	—	1,192	—	1,192
Long-term debt	14,973	15,606	923	—	16,529

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,098 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Wealth and Asset Management provides a full range of wealth management services for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of three main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker-dealer services to the institutional marketplace. Fifth Third Private Bank offers wealth management strategies to high net worth and ultra-high net worth clients through wealth planning, investment management, banking, insurance, trust and estate services. Fifth Third Institutional Services provides advisory services for institutional clients, including middle market businesses, non-profits, states and municipalities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$365		295	128	21	367		—		1,176
(Benefit from) provision for credit losses	(76)		41	8	(1)	(145)		—		(173)
Net interest income after (benefit from) provision for credit losses	441		254	120	22	512		—		1,349
Noninterest income:
Commercial banking revenue	151		2	—	—	—		—		153
Service charges on deposits	90		54	—	—	—		—		144
Wealth and asset management revenue	1		49	—	136	—		(43)	(a)	143
Card and processing revenue	14		77	—	—	3		—		94
Leasing business revenue	87	(c)	—	—	—	—		—		87
Mortgage banking net revenue	—		2	82	1	—		—		85
Other noninterest income(b)	12		20	2	1	7		—		42
Securities gains (losses), net	6		—	—	—	(3)		—		3
Securities losses, net – non-qualifying hedges on MSRs	—		—	(2)	—	—		—		(2)
Total noninterest income	361		204	82	138	7		(43)		749
Noninterest expense:
Compensation and benefits	156		170	66	53	261		—		706
Technology and communications	4		1	2	—	86		—		93
Net occupancy expense	8		47	3	4	17		—		79
Leasing business expense	35		—	—	—	—		—		35
Equipment expense	6		10	—	—	18		—		34
Card and processing expense	1		30	—	—	(1)		—		30
Marketing expense	1		8	—	—	14		—		23
Other noninterest expense	209		223	90	78	(342)		(43)		215
Total noninterest expense	420		489	161	135	53		(43)		1,215
Income (loss) before income taxes	382		(31)	41	25	466		—		883
Applicable income tax expense (benefit)	70		(7)	9	5	112		—		189
Net income (loss)	312		(24)	32	20	354		—		694
Total goodwill	$1,980		2,047	—	232	—		—		4,259
Total assets	$68,645		87,645	31,873	11,654	7,082	(d)	—		206,899
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $2 for branches and land. For more information, refer to Note 7 and Note 21.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 21.
(d)Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$507		505	89	37	91		—		1,229
Provision for credit losses	45		62	13	1	519		—		640
Net interest income after provision for credit losses	462		443	76	36	(428)		—		589
Noninterest income:
Commercial banking revenue	124		1	—	—	(1)		—		124
Service charges on deposits	84		65	—	—	(1)		—		148
Wealth and asset management revenue	1		44	—	129	—		(40)	(a)	134
Card and processing revenue	16		67	—	—	3		—		86
Leasing business revenue	73	(c)	—	—	—	—		—		73
Mortgage banking net revenue	—		2	117	1	—		—		120
Other noninterest income(b)	(11)		19	4	5	(10)		—		7
Securities losses, net	—		—	—	—	(24)		—		(24)
Securities gains, net – non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	287		198	124	135	(33)		(40)		671
Noninterest expense:
Compensation and benefits	150		168	51	61	217		—		647
Technology and communications	3		1	2	—	87		—		93
Net occupancy expense(e)	7		44	2	3	26		—		82
Leasing business expense	35		—	—	—	—		—		35
Equipment expense	7		11	—	—	14		—		32
Card and processing expense	2		30	—	—	(1)		—		31
Marketing expense	2		13	1	1	14		—		31
Other noninterest expense	274		221	66	78	(350)		(40)		249
Total noninterest expense	480		488	122	143	7		(40)		1,200
Income (loss) before income taxes	269		153	78	28	(468)		—		60
Applicable income tax expense (benefit)	45		32	17	6	(86)		—		14
Net income (loss)	224		121	61	22	(382)		—		46
Total goodwill	$1,961		2,047	—	253	—		—		4,261
Total assets	$84,576		70,283	27,132	11,653	(8,253)	(d)	—		185,391
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $3 for branches and land. For more information, refer to Note 7 and Note 21.
(c)Includes impairment charges of $3 for operating lease equipment. For more information refer to Note 8 and Note 21.
(d)Includes bank premises and equipment of $36 classified as held for sale. For more information, refer to Note 7.
(e)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information refer to Note 9.
23. Subsequent Event
On April 21, 2021, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $347 million on April 23, 2021 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the settlement of the transaction to occur on or before June 28, 2021.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
The following is a change to the risk factors as previously disclosed in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic creates significant risks and uncertainties for Fifth Third’s business.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and increased unemployment levels, all of which may become heightened concerns upon subsequent waves of infection or future developments. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in major markets in which the Bancorp is located or does business.

As a result, the demand for the Bancorp’s products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Bancorp’s loan and lease portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could continue to adversely affect the Bancorp’s results of operations and financial condition. The business operations of subsidiaries of the Bancorp, such as Fifth Third Bank, National Association, have been, and may also be disrupted in the future, if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, travel restrictions, technology limitations and/or disruptions or other restrictions in connection with the pandemic. Furthermore, the business operations of subsidiaries of the Bancorp have been, and may again in the future be, disrupted due to vendors and third party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. An increase in the remote work force due to the COVID-19 pandemic and the potential for a long-term change in Fifth Third’s remote work strategy may also increase risks related to cybersecurity and information security.

In response to the pandemic, the Bancorp provided financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts. These programs included payment deferrals and forbearances for both commercial and retail borrowers. The Bancorp has also temporarily suspended all residential foreclosure activity. These actions are expected to negatively impact revenue and other results of operations of the Bancorp in the near term and, if not effective in mitigating the effects of the COVID-19 pandemic on the Bancorp’s customers, may adversely affect the Bancorp’s business and results of operations more substantially over a longer period of time.

Governmental authorities have taken significant measures to provide economic assistance to households and businesses, to stabilize the markets and to support economic growth. For example, in response to the COVID-19 pandemic, the FRB and other U.S. state and federal financial regulatory agencies took action to mitigate the resulting disruptions to economic activity and financial stability by implementing a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on or before December 31, 2020 or were extended for brief periods into 2021. The expiration of these facilities could have an adverse effect on U.S. economy and ultimately on the Bancorp’s business.

Among other relief programs, the Bancorp is a participating lender in the SBA’s Paycheck Protection Program. Paycheck Protection Program loans are fixed, unsecured, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bancorp faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to the Bancorp’s ability to seek recourse under the guarantees and the related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower. These assistance efforts may adversely affect the Bancorp’s revenue and results of operations and may make the Bancorp’s results more difficult to forecast as the Paycheck Protection Program forgiveness process has just begun and the timing and amount of forgiveness to which the Bancorp's borrowers will be entitled cannot be predicted. The Paycheck Protection Program and other government programs in which the Bancorp may participate are complex and the Bancorp’s participation may lead to governmental and regulatory scrutiny, negative publicity and damage to the Bancorp’s reputation.

The extent to which the COVID-19 pandemic impacts the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on highly uncertain future developments, including the scope and duration of the pandemic (including the possibility of further surges of COVID-19), the timing and efficacy of the vaccination program in the U.S. and further actions taken by governmental authorities and other third parties in response to the pandemic. Government actions to mitigate the economic suffering caused by the COVID-19 pandemic may not be successful or may result in increased pressure on the banking sector, which could adversely affect the Bancorp’s business, results of operations and financial condition more substantially over a longer period of time. In addition, the unique historical nature of the pandemic and the unprecedented level of governmental response may also significantly impact the Bancorp’s ability to effectively manage its business or predict future performance.

As the COVID-19 pandemic subsides, the U.S. economy may require some time to fully recover from its effects, the length of which is unknown. The effects of the COVID-19 pandemic may heighten many of the other risks described in Item 1A. Risk Factors of the Bancorp's Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2021.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp.
3.2	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
10.1	Supplemental Confirmation dated January 22, 2021, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC.*
10.2	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.
10.3
Second Amendment to the Fifth Third Bancorp Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 7, 2021

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)