Form 10-Q
period 2021-06-30
FIFTH THIRD BANCORP
filed 2021-08-06
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
There were 690,718,273 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2021.

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

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
AFS: Available For Sale	GSE: United States Government Sponsored Enterprise
ALCO: Asset Liability Management Committee	HTM: Held-To-Maturity
ALLL: Allowance for Loan and Lease Losses	IPO: Initial Public Offering
AOCI: Accumulated Other Comprehensive Income (Loss)	IRC: Internal Revenue Code
APR: Annual Percentage Rate	IRLC: Interest Rate Lock Commitment
ARM: Adjustable Rate Mortgage	ISDA: International Swaps and Derivatives Association, Inc.
ASC: Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: Accounting Standards Update	LIHTC: Low-Income Housing Tax Credit
ATM: Automated Teller Machine	LLC: Limited Liability Company
BHC: Bank Holding Company	LTV: Loan-to-Value Ratio
BOLI: Bank Owned Life Insurance	MD&A: Management’s Discussion and Analysis of Financial
bps: Basis Points	Condition and Results of Operations
CARES: Coronavirus Aid, Relief and Economic Security	MSR: Mortgage Servicing Right
CDC: Fifth Third Community Development Corporation	N/A: Not Applicable
CECL: Current Expected Credit Loss	NII: Net Interest Income
CET1: Common Equity Tier 1	NM: Not Meaningful
CFPB: United States Consumer Financial Protection Bureau	OAS: Option-Adjusted Spread
C&I: Commercial and Industrial	OCC: Office of the Comptroller of the Currency
DCF: Discounted Cash Flow	OCI: Other Comprehensive Income (Loss)
DTCC: Depository Trust & Clearing Corporation	OREO: Other Real Estate Owned
DTI: Debt-to-Income Ratio	PCD: Purchased Credit Deteriorated
ERM: Enterprise Risk Management	PPP: Paycheck Protection Program
ERMC: Enterprise Risk Management Committee	RCC: Risk Compliance Committee
EVE: Economic Value of Equity	ROU: Right-of-Use
FASB: Financial Accounting Standards Board	SBA: Small Business Administration
FDIC: Federal Deposit Insurance Corporation	SEC: United States Securities and Exchange Commission
FHA: Federal Housing Administration	SOFR: Secured Overnight Financing Rate
FHLB: Federal Home Loan Bank	TBA: To Be Announced
FHLMC: Federal Home Loan Mortgage Corporation	TDR: Troubled Debt Restructuring
FICO: Fair Isaac Corporation (credit rating)	TILA: Truth in Lending Act
FINRA: Financial Industry Regulatory Authority	U.S.: United States of America
FNMA: Federal National Mortgage Association	USD: United States Dollar
FOMC: Federal Open Market Committee	U.S. GAAP: United States Generally Accepted Accounting
FRB: Federal Reserve Bank	Principles
FTE: Fully Taxable Equivalent	VA: United States Department of Veterans Affairs
FTP: Funds Transfer Pricing	VIE: Variable Interest Entity
FTS: Fifth Third Securities	VRDN: Variable Rate Demand Note
GDP: Gross Domestic Product

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2021, the Bancorp had $205 billion in assets and operated 1,096 full-service banking centers and 2,369 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2021, net interest income on an FTE basis and noninterest income provided 62% and 38% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from commercial banking revenue, service charges on deposits, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, leasing business expense, card and processing expense, marketing expense and other noninterest expense.

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the year ended December 31, 2020, which has continued into 2021. Government and public responses to the COVID-19 pandemic, including temporary closures of businesses and the implementation of social distancing protocols, have caused and continue to cause, reductions and instability in economic activity that have resulted in increased unemployment levels in certain industries and volatility in the financial markets. During the year ended December 31, 2020 and the six months ended June 30, 2021, low interest rates, reduced economic activity and market volatility have had the most immediate negative impacts on the Bancorp’s performance. The Bancorp is unable to estimate the extent of the impact that these factors have had on its operating results since the pandemic began and it is likely that these factors will continue to adversely impact its future operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increased availability of COVID-19 vaccinations has begun to mitigate the public health effects of the pandemic, although there has been a rise of the Delta variant of COVID-19 and slower progress on vaccination rates, and recovery from the related economic crisis continues to disproportionately affect certain industries, geographies and demographics more than others. This uneven recovery, combined with the unprecedented nature of the government response to the pandemic, makes it difficult to predict the extent to which the pandemic will continue to adversely impact the Bancorp and its customers. Furthermore, resurgence risk remains present as new virus variants are identified. The Bancorp continues to closely monitor the pandemic and its effects on customers, employees, communities and markets.

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

The CARES Act
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and has subsequently been amended several times, including by the Consolidated Appropriations Act, 2021. Among other provisions, the CARES Act included funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDRs, direct stimulus payments and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, discussed further below, which temporarily expanded the SBA’s business loan guarantee program.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the COVID-19 public health emergency. The FHA, FNMA and FHLMC independently extended their moratorium on foreclosures and evictions for single-family federally-backed mortgages through July 31, 2021.

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

Paycheck Protection Program
The Bancorp is a participating lender in PPP, which is a program administered by the SBA to provide forgivable, guaranteed loans to eligible borrowers that have been affected by the COVID-19 pandemic. As of June 30, 2021, the Bancorp held PPP loans with a carrying amount of $3.7 billion under the program. PPP loans are available to a broader range of entities than ordinary SBA loans, require deferral of principal and interest repayment, and may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses. The PPP has been expanded to permit second and third rounds of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

American Rescue Plan Act
The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provides additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP, providing a third round of economic impact payments to individuals, extending supplemental federal unemployment benefits and providing advance payments of an expanded child tax credit. The impacts of the stimulus on the Bancorp’s business, results of operations and financial condition are highly uncertain and will depend on future developments, including the scope and duration of the pandemic and its impact on the economy in general.

Accelerated Share Repurchase Transactions
During the six months ended June 30, 2021, the Bancorp entered into and settled accelerated share repurchase transactions. As part of the transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. Refer to Note 15 and Note 23 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the six months ended June 30, 2021:

TABLE 1: Summary of Accelerated Share Repurchase Transactions
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. On November 30, 2020, the Federal Reserve, OCC, and FDIC issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar (“USD”) LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator then announced on March 5, 2021, that it will cease publication of 1-week and 2-month USD LIBOR on December 31, 2021, and that overnight and 1-, 3-, 6-, and 12-month USD LIBOR will cease to be published on June 30, 2023. Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp continues to prepare to transition from LIBOR to alternative reference rates, and it is expected that a broad transition away from the use of LIBOR to alternative reference rates for new financial contracts will occur by the end of 2021. In the United States, LIBOR-priced transactions and products will transfer to the Secured Overnight Financing Rate (“SOFR”), Prime Rate or other similar indices (collectively, “Alternative Rates”). There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to Alternative Rates. The Bancorp has implemented certain SOFR conventions and is in the process of developing other products and transaction agreements which are based on reference rates other than LIBOR. The Bancorp has also developed a transition plan for existing LIBOR-based financial contracts that are not expected to mature or settle prior to the cessation of LIBOR publication.

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

TABLE 2: Earnings Summary
	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2021	2020	Change	2021	2020	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,208	1,200	1	$2,385	2,429	(2)
Net interest income (FTE)(a)(b)	1,211	1,203	1	2,391	2,436	(2)
Noninterest income	741	650	14	1,490	1,321	13
Total revenue (FTE)(a)(b)	1,952	1,853	5	3,881	3,757	3
(Benefit from) provision for credit losses(c)	(115)	485	NM	(288)	1,125	NM
Noninterest expense	1,153	1,121	3	2,369	2,321	2
Net income	709	195	264	1,403	243	477
Net income available to common shareholders	674	163	313	1,348	193	598
Common Share Data
Earnings per share - basic	$0.95	0.23	313	$1.89	0.27	600
Earnings per share - diluted	0.94	0.23	309	1.87	0.27	593
Cash dividends declared per common share	0.27	0.27	—	0.54	0.54	—
Book value per share	29.57	28.88	2	29.57	28.88	2
Market value per share	38.23	19.28	98	38.23	19.28	98
Financial Ratios
Return on average assets	1.38%	0.40	245	1.38%	0.26	431
Return on average common equity	13.0	3.2	306	13.1	1.9	589
Return on average tangible common equity(b)	16.6	4.3	286	16.7	2.7	519
Dividend payout	28.4	117.4	(76)	28.6	200.0	(86)
Average total Bancorp shareholders’ equity as a percent of average assets	11.11	11.30	(2)	11.18	11.92	(74)
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 for both the three months ended June 30, 2021 and 2020 and $6 and $7 for the six months ended June 30, 2021 and 2020, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)The provision for credit losses is the sum of the provision for loan and lease losses and the provision for the reserve for unfunded commitments.

Earnings Summary
The Bancorp’s net income available to common shareholders for the second quarter of 2021 was $674 million, or $0.94 per diluted share, which was net of $35 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2020 was $163 million, or $0.23 per diluted share, which was net of $32 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2021 was $1.3 billion, or $1.87 per diluted share, which was net of $55 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2020 was $193 million, or $0.27 per diluted share, which was net of $50 million in preferred stock dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended June 30, 2021, an increase of $8 million compared to the same period in the prior year. Net interest income benefited from increases in average residential mortgage loans and average indirect secured consumer loans from the three months ended June 30, 2020. Net interest income was also positively impacted by decreases in rates paid on average interest-bearing liabilities and a decrease in average long-term debt for the three months ended June 30, 2021 compared to the same period in the prior year. An increase in interest income recognized from PPP loans also positively impacted net interest income for the three months ended June 30, 2021. These benefits were partially offset by decreases in average balances in commercial and industrial loans and credit card from the three months ended June 30, 2020 and decreases in yields on average loans and leases due to the portfolio repricing to lower market interest rates.

Net interest income on an FTE basis (non-GAAP) was $2.4 billion for the six months ended June 30, 2021, a decrease of $45 million compared to the same period in the prior year primarily due to the impact of lower market rates, which decreased the yield on total average loans and leases. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity balances from the six months ended June 30, 2020. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities. Net interest income also benefited from increases in average residential mortgage loan and average indirect secured consumer loan balances and a decrease in average long-term debt from the six months ended June 30, 2020. An increase in interest income recognized from PPP loans also positively impacted net interest income for the six months ended June 30, 2021. Net interest margin on an FTE basis (non-GAAP) was 2.63% and 2.62% for the three and six months ended June 30, 2021, respectively, compared to 2.75% and 2.99% for the comparable periods in the prior year.

The benefit from credit losses was $115 million and $288 million for the three and six months ended June 30, 2021, respectively, compared to a provision for credit losses of $485 million and $1.1 billion during the same periods in the prior year. Provision expense decreased for the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily driven by factors which caused decreases in the ACL during those periods including improved economic forecasts, improved commercial and consumer credit quality and lower period-end loan and lease balances. Net losses charged off as a percent of average portfolio loans and leases were 0.16% and 0.44% for the three months ended June 30, 2021 and 2020, respectively, and 0.21% and 0.44% for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.61% compared to 0.79% at December 31, 2020. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $91 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest income, service charges on deposits, wealth and asset management revenue, commercial banking revenue and card and processing revenue of $37 million, $27 million, $25 million, $23 million, and $20 million, respectively. These increases were partially offset by a decrease in mortgage banking net revenue of $35 million.

Noninterest income increased $169 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest income, commercial banking revenue, wealth and asset management revenue, card and processing revenue, service charges on deposits and leasing business revenue of $74 million, $52 million, $33 million, $29 million, $22 million and $17 million, respectively. These increases were partially offset by a decrease in mortgage banking net revenue of $70 million.

Noninterest expense increased $32 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest expense and compensation and benefits expense of $29 million and $11 million, respectively. These increases were partially offset by decreases in card and processing expense and net occupancy expense of $9 million and $5 million, respectively.

Noninterest expense increased $48 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense of $69 million partially offset by decreases in card and processing expense, net occupancy expense and marketing expense of $10 million, $8 million and $8 million, respectively.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of June 30, 2021. As of June 30, 2021, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 10.37%;
•Tier I risk-based capital ratio: 11.83%;
•Total risk-based capital ratio: 14.60%; and
•Tier I leverage ratio: 8.55%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Net interest income (U.S. GAAP)	$1,208	1,200	2,385	2,429
Add: FTE adjustment	3	3	6	7
Net interest income on an FTE basis (1)	$1,211	1,203	2,391	2,436
Net interest income on an FTE basis (annualized) (2)	4,857	4,838	4,822	4,899

Interest income (U.S. GAAP)	$1,323	1,403	2,624	2,928
Add: FTE adjustment	3	3	6	7
Interest income on an FTE basis	$1,326	1,406	2,630	2,935
Interest income on an FTE basis (annualized) (3)	5,319	5,655	5,304	5,902

Interest expense (annualized) (4)	$461	816	482	1,003
Noninterest income (5)	741	650	1,490	1,321
Noninterest expense (6)	1,153	1,121	2,369	2,321
Average interest-earning assets (7)	184,918	176,224	183,823	163,719
Average interest-bearing liabilities (8)	115,951	124,478	116,315	116,861

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.63%	2.75	2.62	2.99
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.48	2.55	2.47	2.75
Efficiency ratio on an FTE basis (6) / ((1) + (5))	59.1	60.5	61.0	61.8
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Net income available to common shareholders (U.S. GAAP)	$674	163	1,348	193
Add: Intangible amortization, net of tax	8	9	17	20
Tangible net income available to common shareholders	$682	172	1,365	213
Tangible net income available to common shareholders (annualized) (1)	2,735	692	2,753	428

Average Bancorp shareholders’ equity (U.S. GAAP)	$22,927	22,420	22,939	22,066
Less: Average preferred stock	2,116	1,770	2,116	1,770
Average goodwill	4,259	4,261	4,259	4,256
Average intangible assets	122	178	128	186
Average tangible common equity (2)	$16,430	16,211	16,436	15,854

Return on average tangible common equity (1) / (2)	16.6%	4.3	16.7	2.7

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	June 30, 2021	December 31, 2020
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,926	23,111
Less: Preferred stock	2,116	2,116
Goodwill	4,259	4,258
Intangible assets	117	139
AOCI	1,974	2,601
Tangible common equity, excluding AOCI (1)	$14,460	13,997
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,576	16,113

Total Assets (U.S. GAAP)	$205,390	204,680
Less: Goodwill	4,259	4,258
Intangible assets	117	139
AOCI, before tax	2,499	3,292
Tangible assets, excluding AOCI (3)	$198,515	196,991

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.35%	8.18
Tangible common equity as a percentage of tangible assets (1) / (3)	7.28	7.11

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of a significant new accounting standard applicable to the Bancorp.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2021.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2021 and 2020, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended June 30, 2021, an increase of $8 million compared to the same period in the prior year. Net interest income benefited from increases in average residential mortgage loans and average indirect secured consumer loan balances of $4.3 billion and $2.6 billion, respectively, from the three months ended June 30, 2020. Net interest income was also positively impacted by decreases in rates paid on average interest-bearing liabilities primarily driven by decreases in rates paid on average money market deposits and average interest checking deposits of 27 bps and 18 bps, respectively, for the three months ended June 30, 2021 compared to the same period in the prior year. Net interest income also benefited from a decrease in average long-term debt of $3.1 billion for the three months ended June 30, 2021 compared to the same period in the prior year. Interest income recognized from PPP loans also positively impacted net interest income by $53 million for the three months ended June 30, 2021 compared to $23 million in the same period in the prior year. These benefits were partially offset by decreases in average commercial and industrial loan balances and average credit card balances of $10.3 billion and $478 million, respectively, from the three months ended June 30, 2020. Net interest income was also negatively impacted by loan portfolio repricing due to lower market interest rates, including a 63 bps decrease in yields on average indirect secured consumer loans for the three months ended June 30, 2021 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $2.4 billion for the six months ended June 30, 2021, a decrease of $45 million compared to the same period in the prior year primarily due to the impact of lower market rates. Monetary policy actions in response to the COVID-19 pandemic, including lowering the target range of the federal funds rate and the FRB’s bond purchase programs, have continued to adversely impact market rates since March of 2020. Yields on total average loans and leases decreased by 43 bps for the six months ended June 30, 2021 compared to the prior year driven by decreases in yields on average commercial loans and average consumer loans of 40 bps and 58 bps, respectively, for the six months ended June 30, 2021 compared to the same period in the prior year. The Bancorp has significant portfolios of floating interest rate loans (primarily LIBOR- or Prime-based) that were impacted by these decreases in yields. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower reinvestment yields due to lower overall market rates. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity of $6.1 billion, $549 million and $1.1 billion, respectively, from the six months ended June 30, 2020. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits of 40 bps and 46 bps, respectively, for the six months ended June 30, 2021 compared to the same period in the prior year. Net interest income also benefited from increases in average residential mortgage loans and average indirect secured consumer loans of $3.4 billion and $2.4 billion, respectively, and a decrease in average long-term debt of $2.0 billion from the six months ended June 30, 2020. Interest income recognized from PPP loans also positively impacted net interest income by $106 million for the six months ended June 30, 2021 compared to $23 million in the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.48% and 2.47% during the three and six months ended June 30, 2021, respectively, compared to 2.55% and 2.75% in the same periods in the prior year. Yields on average interest-earning assets decreased 33 bps and 72 bps for the three and six months ended June 30, 2021, respectively, partially offset by decreases in rates paid on average interest-bearing liabilities of 26 bps and 44 bps for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.

Net interest margin on an FTE basis (non-GAAP) was 2.63% and 2.62% for the three and six months ended June 30, 2021, respectively, compared to 2.75% and 2.99% for the comparable periods in the prior year. Net interest margin was negatively impacted by increases in low-yielding reserves held at the FRB reported in other short-term investments, which were primarily driven by elevated levels in average demand deposits and average interest-bearing deposits for the three and six months ended June 30, 2021 compared to the same periods in the prior year. Net interest margin results are expected to remain suppressed as a result of sustained excess cash balances, which are expected to remain elevated, driven by the amount of liquidity injected into the banking system as a result of monetary and fiscal stimulus programs implemented in response to the COVID-19 pandemic.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $81 million and $288 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 driven by the previously mentioned decreases in yields and average balances of loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments increased $1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in the average balances of securities exempt from income taxes and other short-term investments, partially offset by a decrease in the average balance of taxable securities. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $17 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to decreases in yields on average investment securities and average other short-term investments, partially offset by an increase in the average balance of other short-term investments.

Interest expense on core deposits decreased $56 million and $188 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily due to decreases in the cost of average interest-bearing core deposits to 5 bps and 6 bps for the three and six months ended June 30, 2021, respectively, from 27 bps and 46 bps for the three and six months ended June 30, 2020. The decreases in the cost of average interest-bearing core deposits were primarily due to the previously mentioned decreases in rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $32 million and $72 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily due to decreases in average balances of long-term debt and certificates $100,000 and over and decreases in rates paid on certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2021, average wholesale funding represented 14% and 15%, respectively, of average interest-bearing liabilities, compared to 19% for both the three and six months ended June 30, 2020. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2021			June 30, 2020			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$48,817	441	3.62%	$59,106	510	3.47%	$(91)	22	(69)
Commercial mortgage loans	10,467	81	3.11	11,224	96	3.44	(6)	(9)	(15)
Commercial construction loans	6,043	47	3.09	5,548	49	3.53	4	(6)	(2)
Commercial leases	3,174	23	2.94	3,056	26	3.47	1	(4)	(3)
Total commercial loans and leases	$68,501	592	3.47	$78,934	681	3.47	$(92)	3	(89)
Residential mortgage loans	21,740	178	3.29	17,405	153	3.53	36	(11)	25
Home equity	4,674	42	3.60	5,820	52	3.60	(10)	—	(10)
Indirect secured consumer loans	14,702	125	3.41	12,124	122	4.04	24	(21)	3
Credit card	1,770	54	12.13	2,248	63	11.28	(14)	5	(9)
Other consumer loans	3,056	46	5.96	2,887	47	6.50	3	(4)	(1)
Total consumer loans	$45,942	445	3.88	$40,484	437	4.34	$39	(31)	8
Total loans and leases	$114,443	1,037	3.63%	$119,418	1,118	3.76%	$(53)	(28)	(81)
Securities:
Taxable	36,097	275	3.06	36,817	282	3.08	(5)	(2)	(7)
Exempt from income taxes(b)	820	5	2.47	156	1	2.96	4	—	4
Other short-term investments	33,558	9	0.11	19,833	5	0.11	4	—	4
Total interest-earning assets	$184,918	1,326	2.88%	$176,224	1,406	3.21%	$(50)	(30)	(80)
Cash and due from banks	3,033			3,121
Other assets	20,608			21,394
Allowance for loan and lease losses	(2,206)			(2,352)
Total assets	$206,353			$198,387
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,307	6	0.06%	$49,760	29	0.24%	$(3)	(20)	(23)
Savings deposits	20,494	1	0.02	16,354	3	0.06	—	(2)	(2)
Money market deposits	30,844	4	0.05	30,022	24	0.32	1	(21)	(20)
Foreign office deposits	140	—	0.03	182	—	0.09	—	—	—
Other time deposits	2,696	2	0.27	4,421	13	1.21	(3)	(8)	(11)
Total interest-bearing core deposits	$99,481	13	0.05	$100,739	69	0.27	$(5)	(51)	(56)
Certificates $100,000 and over	1,144	2	0.80	4,067	14	1.40	(8)	(4)	(12)
Other deposits	—	—	—	31	—	0.04	—	—	—
Federal funds purchased	346	—	0.10	309	—	0.16	—	—	—
Other short-term borrowings	1,097	—	0.12	2,377	2	0.32	(1)	(1)	(2)
Long-term debt	13,883	100	2.85	16,955	118	2.80	(20)	2	(18)
Total interest-bearing liabilities	$115,951	115	0.40%	$124,478	203	0.66%	$(34)	(54)	(88)
Demand deposits	61,994			45,761
Other liabilities	5,481			5,727
Total liabilities	$183,426			$175,966
Total equity	$22,927			$22,421
Total liabilities and equity	$206,353			$198,387
Net interest income (FTE)(c)		$1,211			$1,203		$(16)	24	8
Net interest margin (FTE)(c)			2.63%			2.75%
Net interest rate spread (FTE)(c)			2.48			2.55
Interest-bearing liabilities to interest-earning assets			62.70			70.64
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 for both the three months ended June 30, 2021 and 2020.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the six months ended	June 30, 2021			June 30, 2020			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$49,263	882	3.61%	$55,399	1,056	3.83%	$(115)	(59)	(174)
Commercial mortgage loans	10,500	161	3.09	11,122	218	3.94	(12)	(45)	(57)
Commercial construction loans	6,041	94	3.15	5,340	110	4.15	13	(29)	(16)
Commercial leases	3,152	48	3.05	3,128	54	3.47	—	(6)	(6)
Total commercial loans and leases	$68,956	1,185	3.46	$74,989	1,438	3.86	$(114)	(139)	(253)
Residential mortgage loans	21,095	347	3.32	17,715	315	3.58	56	(24)	32
Home equity	4,841	86	3.59	5,913	123	4.16	(22)	(15)	(37)
Indirect secured consumer loans	14,331	248	3.49	11,967	242	4.07	43	(37)	6
Credit card	1,824	111	12.25	2,373	138	11.72	(33)	6	(27)
Other consumer loans	3,027	91	6.04	2,842	100	7.09	6	(15)	(9)
Total consumer loans	$45,118	883	3.95	$40,810	918	4.53	$50	(85)	(35)
Total loans and leases	$114,074	2,068	3.66%	$115,799	2,356	4.09%	$(64)	(224)	(288)
Securities:
Taxable	35,932	537	3.01	36,395	564	3.12	(8)	(19)	(27)
Exempt from income taxes(b)	677	8	2.39	159	3	3.00	6	(1)	5
Other short-term investments	33,140	17	0.10	11,366	12	0.22	14	(9)	5
Total interest-earning assets	$183,823	2,630	2.89%	$163,719	2,935	3.61%	$(52)	(253)	(305)
Cash and due from banks	3,012			3,000
Other assets	20,595			20,509
Allowance for loan and lease losses	(2,328)			(2,099)
Total assets	$205,102			$185,129
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,437	14	0.06%	$45,029	104	0.46%	$1	(91)	(90)
Savings deposits	19,727	2	0.02	15,534	7	0.09	1	(6)	(5)
Money market deposits	30,723	7	0.05	28,565	72	0.51	5	(70)	(65)
Foreign office deposits	134	—	0.04	196	—	0.35	—	—	—
Other time deposits	2,870	5	0.36	4,751	33	1.40	(10)	(18)	(28)
Total interest-bearing core deposits	$98,891	28	0.06	$94,075	216	0.46	$(3)	(185)	(188)
Certificates $100,000 and over	1,574	8	0.98	3,711	31	1.71	(13)	(10)	(23)
Other deposits	—	—	—	144	1	0.76	(1)	—	(1)
Federal funds purchased	335	—	0.11	481	2	0.82	(1)	(1)	(2)
Other short-term borrowings	1,153	1	0.18	2,063	8	0.74	(3)	(4)	(7)
Long-term debt	14,362	202	2.84	16,387	241	2.95	(30)	(9)	(39)
Total interest-bearing liabilities	$116,315	239	0.42%	$116,861	499	0.86%	$(51)	(209)	(260)
Demand deposits	60,300			40,763
Other liabilities	5,548			5,438
Total liabilities	$182,163			$163,062
Total equity	$22,939			$22,067
Total liabilities and equity	$205,102			$185,129
Net interest income (FTE)(c)		$2,391			$2,436		$(1)	(44)	(45)
Net interest margin (FTE)(c)			2.62%			2.99%
Net interest rate spread (FTE)(c)			2.47			2.75
Interest-bearing liabilities to interest-earning assets			63.28			71.38
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $6 and $7 for the six months ended June 30, 2021 and 2020, respectively.
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

The benefit from credit losses was $115 million and $288 million for the three and six months ended June 30, 2021, respectively, compared to a provision for credit losses of $485 million and $1.1 billion during the same periods in the prior year. Provision expense decreased for the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily driven by factors which caused decreases in the ACL during those periods including improved economic forecasts, improved commercial and consumer credit quality and lower period-end loan and lease balances. Provision expense was elevated in 2020 as the Bancorp increased its ACL in response to deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of these factors on commercial borrowers as reflected in increased levels of commercial criticized assets. In the first and second quarters of 2021, the Bancorp decreased the ACL, reflecting credit quality and stabilization in the macroeconomic environment, aided by fiscal and monetary stimulus programs as well as the easing of government-imposed restrictions related to the COVID-19 pandemic.

The ALLL decreased $420 million from December 31, 2020 to $2.0 billion at June 30, 2021. At June 30, 2021, the ALLL as a percent of portfolio loans and leases decreased to 1.89%, compared to 2.25% at December 31, 2020. The reserve for unfunded commitments increased $17 million from December 31, 2020 to $189 million at June 30, 2021. The ACL as a percent of portfolio loans and leases decreased to 2.06% at June 30, 2021, compared to 2.41% at December 31, 2020.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for credit losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and determining the level of the ACL.

Noninterest Income
Noninterest income increased $91 million and $169 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Commercial banking revenue	$160	137	17	$313	261	20
Service charges on deposits	149	122	22	292	270	8
Wealth and asset management revenue	145	120	21	288	255	13
Card and processing revenue	102	82	24	196	167	17
Mortgage banking net revenue	64	99	(35)	149	219	(32)
Leasing business revenue	61	57	7	148	131	13
Other noninterest income	49	12	308	92	18	411
Securities gains (losses), net	10	21	(52)	13	(3)	NM
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	1	—	NM	(1)	3	NM
Total noninterest income	$741	650	14	$1,490	1,321	13

Commercial banking revenue
Commercial banking revenue increased $23 million and $52 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the same period in the prior year was primarily driven by increases in loan syndication fees and business lending fees of $20 million and $10 million, respectively, partially offset by a decrease in institutional sales of $10 million. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to increases in loan syndication fees, business lending fees and institutional sales of $29 million, $14 million and $12 million, respectively, partially offset by a decrease in contract revenue from commercial customer derivatives of $7 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Service charges on deposits
Service charges on deposits increased $27 million and $22 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the same period in the prior year was due to increases in commercial deposit fees and consumer deposit fees of $17 million and $10 million, respectively. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to an increase of $22 million in commercial deposit fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $25 million and $33 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in private client service fees of $19 million and $28 million, respectively, and broker income of $10 million and $14 million, respectively. These increases were partially offset by decreases in institutional fees of $4 million and $7 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The Bancorp’s trust and registered investment advisory businesses had approximately $483 billion and $405 billion in total assets under care as of June 30, 2021 and 2020, respectively, and managed $61 billion and $49 billion in assets for individuals, corporations and not-for-profit organizations as of June 30, 2021 and 2020, respectively.

Card and processing revenue
Card and processing revenue increased $20 million and $29 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily due to an increase in debit and credit card interchange, partially offset by increased reward costs, all of which were driven by an increase in consumer and business card spend volume.

Mortgage banking net revenue
Mortgage banking net revenue decreased $35 million and $70 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily due to lower net mortgage servicing revenue.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Origination fees and gains on loan sales	$81	95	170	176
Net mortgage servicing revenue:
Gross mortgage servicing fees	59	63	117	130
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(76)	(59)	(138)	(87)
Net mortgage servicing revenue	(17)	4	(21)	43
Total mortgage banking net revenue	$64	99	149	219

Origination fees and gains on loan sales decreased $14 million and $6 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily driven by decreases in gain on sale margins partially offset by gains from sales of loans that were previously repurchased from GNMA. Residential mortgage loan originations increased to $5.0 billion and $9.7 billion for the three and six months ended June 30, 2021, respectively, from $3.4 billion and $7.4 billion for the three and six months ended June 30, 2020, respectively.

Net mortgage servicing revenue decreased $21 million and $64 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily due to increases in net negative valuation adjustments of $17 million and $51 million, respectively, as well as decreases in gross mortgage servicing fees of $4 million and $13 million, respectively. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 10: Components of Net Valuation Adjustments on MSRs
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$46	11	(88)	361
Changes in fair value:
Due to changes in inputs or assumptions(a)	(49)	(12)	103	(343)
Other changes in fair value(b)	(73)	(58)	(153)	(105)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(76)	(59)	(138)	(87)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the three and six months ended June 30, 2021, the Bancorp recognized losses of $122 million and $50 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included a decrease of $49 million for the three months ended June 30, 2021 and an increase of $103 million for the six months ended June 30, 2021 due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. For the three months ended June 30, 2021, a decrease in mortgage rates caused modeled prepayment speeds to rise. For the six months ended June 30, 2021, an increase in mortgage rates resulted in a reduction to modeled prepayment speeds, and a tightening of the spread between mortgage rates and swap rates resulted in a decrease in the modeled OAS assumptions. The fair value of the MSR portfolio also decreased $73 million and $153 million as a result of contractual principal payments and actual prepayment activity for the three and six months ended June 30, 2021, respectively.

Mortgage rates decreased during both the three and six months ended June 30, 2020, which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $12 million and $343 million for the three and six months ended June 30, 2020, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $58 million and $105 million for the three and six months ended June 30, 2020, respectively, due to the impact of contractual principal payments and actual prepayment activity.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $1 million and net losses of $1 million during the three and six months ended June 30, 2021, respectively, compared to net gains of an immaterial amount and $3 million during the three and six months ended June 30, 2020, respectively, recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of June 30, 2021 and 2020 were $93.0 billion and $95.4 billion, respectively, with $71.5 billion and $78.8 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue increased $4 million and $17 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the same period in the prior year was primarily due to increases in lease remarketing fees and leasing business solutions revenue of $3 million and $2 million respectively. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to an increase of $39 million in lease syndication fees, partially offset by a decrease of $22 million in lease remarketing fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
BOLI income	$15	17	31	32
Cardholder fees	13	10	25	21
Equity method investment income	14	—	21	3
Private equity investment income (loss)	20	6	19	(8)
Banking center income	6	4	11	10
Consumer loan fees	4	5	8	10
Insurance income	2	4	3	10
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(37)	(29)	(50)	(51)
Net losses on disposition and impairment of bank premises and equipment	(1)	(12)	(1)	(15)
Other, net	13	7	25	6
Total other noninterest income	$49	12	92	18

Other noninterest income increased $37 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in private equity investment income and equity method investment income as well as a decrease in net losses on disposition and impairment of bank premises and equipment, partially offset by an increase in the loss on the swap associated with the sale of Visa, Inc. Class B Shares.

Private equity investment income increased $14 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily driven by the recognition of positive net valuation adjustments on certain private equity investments during the three months ended June 30, 2021. Equity method investment income increased $14 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to gains and proportional earnings recognized on certain equity method investments during the three months ended June 30, 2021. Net losses on disposition and impairment of bank premises and equipment decreased $11 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 driven by the impact of impairment charges of $2 million during the three months ended June 30, 2021 compared to $12 million during the three months ended June 30, 2020. For additional information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. The Bancorp recognized negative valuation adjustments of $37 million related to the Visa total return swap during the three months ended June 30, 2021 compared to negative valuation adjustments of $29 million during the three months ended June 30, 2020. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

Other noninterest income increased $74 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increases in private equity investment income and equity method investment income and a decrease in net losses on disposition and impairment of bank premises and equipment, partially offset by a decrease in insurance income.

Private equity investment income increased $27 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily driven by the recognition of positive net valuation adjustments on certain private equity investments during the six months ended June 30, 2021 and the impact of impairment charges recognized on certain private equity investments during the six months ended June 30, 2020. For additional information on the valuation of private equity investments, refer to Note 21 of the Notes to Condensed Consolidated Financial Statements. Equity method investment income increased $18 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to gains and proportional earnings recognized on certain equity method investments during the six months ended June 30, 2021. Net losses on disposition and impairment of bank premises and equipment decreased $14 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 driven by the impact of impairment charges of $4 million during the six months ended June 30, 2021 compared to $14 million during the six months ended June 30, 2020. For additional information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. Insurance income decreased $7 million for the six months ended June 30, 2021 compared to the same period in the prior year driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $32 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest expense and compensation and benefits expense, partially offset by decreases in card and processing expense and net occupancy expense. Noninterest expense increased $48 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to an increase in compensation and benefits expense, partially offset by decreases in card and processing expense, net occupancy expense and marketing expense.

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits	$638	627	2	$1,343	1,274	5
Technology and communications	94	90	4	187	183	2
Net occupancy expense	77	82	(6)	156	164	(5)
Equipment expense	34	32	6	68	64	6
Leasing business expense	33	33	—	68	68	—
Card and processing expense	20	29	(31)	50	60	(17)
Marketing expense	20	20	—	43	51	(16)
Other noninterest expense	237	208	14	454	457	(1)
Total noninterest expense	$1,153	1,121	3	$2,369	2,321	2
Efficiency ratio on an FTE basis(a)	59.1%	60.5		61.0%	61.8
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $11 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to an increase in performance-based compensation. Compensation and benefits expense increased $69 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to an increase in non-qualified deferred compensation expense and performance-based compensation. Full-time equivalent employees totaled 19,402 at June 30, 2021 compared to 20,340 at June 30, 2020.

Card and processing expense decreased $9 million and $10 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to contract renegotiations with a third-party vendor. Net occupancy expense decreased $5 million and $8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to a reduction of leased square footage. Marketing expense decreased $8 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to the impact of the COVID-19 pandemic, which resulted in a pause or slowdown in numerous marketing campaigns, including running less advertising, as well as the suspension of cash bonuses and other account acquisition programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Loan and lease	$55	40	104	75
FDIC insurance and other taxes	30	24	58	49
Data processing	20	17	40	35
Professional service fees	16	13	32	23
Losses and adjustments	23	17	30	71
Intangible amortization	10	12	21	25
Postal and courier	9	8	18	18
Travel	7	4	10	19
Recruitment and education	5	5	10	11
Insurance	4	3	8	7
Supplies	3	3	5	7
Donations	3	4	5	7
Other, net	52	58	113	110
Total other noninterest expense	$237	208	454	457

Other noninterest expense increased $29 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in loan and lease expense, losses and adjustments and FDIC insurance and other taxes. Other noninterest expense decreased $3 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to decreases in losses and adjustments and travel expense, partially offset by increases in loan and lease expense, FDIC insurance and other taxes and professional service fees.

Loan and lease expense increased $15 million and $29 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to an increase in loan servicing expenses associated with the Bancorp’s purchases of certain government-guaranteed residential mortgage loans in forbearance programs. FDIC insurance and other taxes increased $6 million and $9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of an increase in the assessment rate due to a change in asset mix as well as an increase in the assessment base.

Losses and adjustments increased $6 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to an increase in legal settlements, partially offset by a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts. Losses and adjustments decreased $41 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by an increase in legal settlements.

Travel expense decreased $9 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily due to reduced business travel as a direct result of the COVID-19 pandemic.

Professional service fees increased $9 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily driven by increases in consulting fees and legal fees.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income before income taxes	$911	244	1,794	304
Applicable income tax expense	202	49	391	61
Effective tax rate	22.1%	19.9	21.8	20.4

Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rate increased to 22.1% and 21.8% for the three and six months ended June 30, 2021, respectively, from 19.9% and 20.4% for the same periods in the prior year primarily related to an increase in forecasted income before income taxes.

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

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	June 30, 2021		December 31, 2020
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$47,575	42%	$49,895	44%
Commercial mortgage loans	10,380	9	10,609	9
Commercial construction loans	5,873	5	5,815	5
Commercial leases	3,238	3	2,954	3
Total commercial loans and leases	$67,066	59	$69,273	61
Consumer loans:
Residential mortgage loans(b)	21,815	19	20,393	18
Home equity	4,545	4	5,183	4
Indirect secured consumer loans	15,192	13	13,653	12
Credit card	1,793	2	2,007	2
Other consumer loans	3,052	3	3,014	3
Total consumer loans	$46,397	41	$44,250	39
Total loans and leases	$113,463	100%	$113,523	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$107,733		$108,782
(a)Includes $3.7 billion and $4.8 billion as of June 30, 2021 and December 31, 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39 as of December 31, 2020 of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

Total loans and leases, including loans and leases held for sale, decreased $60 million from December 31, 2020. The decrease from December 31, 2020 was the result of a $2.2 billion, or 3%, decrease in commercial loans and leases, partially offset by a $2.1 billion, or 5%, increase in consumer loans.

Commercial loans and leases decreased $2.2 billion from December 31, 2020 due to decreases in commercial and industrial loans and commercial mortgage loans, partially offset by increases in commercial leases and commercial construction loans. Commercial and industrial loans decreased $2.3 billion, or 5%, from December 31, 2020 primarily as a result of PPP loan forgiveness and paydowns in excess of loan originations. Commercial mortgage loans decreased $229 million, or 2%, from December 31, 2020 as payoffs exceeded loan originations. Commercial leases increased $284 million, or 10%, from December 31, 2020 primarily as a result of an increase in lease originations. Commercial construction loans increased $58 million, or 1%, from December 31, 2020 as draws on existing commitments exceeded payoffs.

Consumer loans increased $2.1 billion from December 31, 2020 due to increases in indirect secured consumer loans, residential mortgage loans and other consumer loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $1.5 billion, or 11%, from December 31, 2020 primarily as a result of loan production exceeding payoffs. Residential mortgage loans increased $1.4 billion, or 7%, from December 31, 2020 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Other consumer loans increased $38 million, or 1%, from December 31, 2020 primarily as a result of the purchase of a portfolio of point-of-sale loans. Home equity decreased $638 million, or 12%, from December 31, 2020 as payoffs exceeded loan originations. Credit card decreased $214 million, or 11%, from December 31, 2020 primarily due to seasonal paydowns on year-end balances as well as continuing impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus programs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Loans and Leases (including average loans and leases held for sale)
	June 30, 2021		June 30, 2020
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$48,817	43%	$59,106	49%
Commercial mortgage loans	10,467	9	11,224	9
Commercial construction loans	6,043	5	5,548	5
Commercial leases	3,174	3	3,056	3
Total commercial loans and leases	$68,501	60	$78,934	66
Consumer loans:
Residential mortgage loans	21,740	19	17,405	15
Home equity	4,674	4	5,820	5
Indirect secured consumer loans	14,702	13	12,124	10
Credit card	1,770	2	2,248	2
Other consumer loans	3,056	2	2,887	2
Total consumer loans	$45,942	40	$40,484	34
Total average loans and leases	$114,443	100%	$119,418	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$108,534		$118,506

Average loans and leases, including average loans and leases held for sale, decreased $5.0 billion, or 4%, for the three months ended June 30, 2021 compared to the same period in the prior year as a result of a $10.4 billion, or 13%, decrease in average commercial loans and leases, partially offset by a $5.5 billion, or 13%, increase in average consumer loans.

Average commercial loans and leases decreased $10.4 billion for the three months ended June 30, 2021 compared to the same period in the prior year due to decreases in average commercial and industrial loans and average commercial mortgage loans, partially offset by increases in average commercial construction loans and average commercial leases. Average commercial and industrial loans decreased $10.3 billion, or 17%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily driven by continued paydowns on revolving lines of credit, partially offset by PPP loans originated since June of 2020. Average commercial mortgage loans decreased $757 million, or 7%, for the three months ended June 30, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased $495 million, or 9%, for the three months ended June 30, 2021 compared to the same period in the prior year as draws on existing commitments exceeded payoffs. Average commercial leases increased $118 million, or 4%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of an increase in lease originations.

Average consumer loans increased $5.5 billion for the three months ended June 30, 2021 compared to the same period in the prior year due to increases in average residential mortgage loans, average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average home equity and average credit card. Average residential mortgage loans increased $4.3 billion, or 25%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Average indirect secured consumer loans increased $2.6 billion, or 21%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to loan production exceeding payoffs. Average other consumer loans increased $169 million, or 6%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of purchases of portfolios of point-of-sale loans. Average home equity decreased $1.1 billion, or 20%, for the three months ended June 30, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average credit card decreased $478 million, or 21%, for the three months ended June 30, 2021 compared to the same period in the prior year driven by continuing impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $39.1 billion and $38.4 billion at June 30, 2021 and December 31, 2020, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.9 at June 30, 2021 compared to 4.4 at December 31, 2020.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At June 30, 2021, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount in below-investment grade available-for-sale debt and other securities at both June 30, 2021 and December 31, 2020. In the first quarter of 2021, the Bancorp recognized $7 million of impairment losses on its available-for-sale debt and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both June 30, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2021 and June 30, 2020.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities
As of ($ in millions)	June 30, 2021	December 31, 2020
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$105	74
Obligations of states and political subdivisions securities	18	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	10,256	11,147
Agency commercial mortgage-backed securities	18,142	16,745
Non-agency commercial mortgage-backed securities	3,276	3,323
Asset-backed securities and other debt securities	3,764	3,152
Other securities(a)	520	524
Total available-for-sale debt and other securities	$36,081	34,982
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$9	9
Asset-backed securities and other debt securities	1	2
Total held-to-maturity securities	$10	11
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$96	81
Obligations of states and political subdivisions securities	63	10
Agency residential mortgage-backed securities	69	30
Asset-backed securities and other debt securities	483	439
Total trading debt securities	$711	560
Total equity securities (fair value)	$341	313
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $33, $485 and $2, respectively, at June 30, 2021 and $40, $482 and $2, respectively, at December 31, 2020, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $1.1 billion from December 31, 2020 primarily due to increases in agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 20% and 19% of total interest-earning assets at June 30, 2021 and December 31, 2020, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.3 years at June 30, 2021 compared to 5.7 years at December 31, 2020. In addition, at June 30, 2021, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.88% compared to 3.05% at December 31, 2020.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.9 billion at June 30, 2021 compared to $2.5 billion at December 31, 2020. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of June 30, 2021 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$30	30	0.1	0.02%
Average life 1 – 5 years	75	77	1.6	2.16
Total	$105	107	1.2	2.05%
Obligations of states and political subdivisions securities:
Average life 1 – 5 years	17	17	1.7	1.80
Average life greater than 10 years	1	1	15.4	7.00
Total	$18	18	2.5	2.12%
Agency residential mortgage-backed securities:
Average life of 1 year or less	427	434	0.5	3.60
Average life 1 – 5 years	4,471	4,665	3.4	3.08
Average life 5 – 10 years	4,570	4,864	6.6	3.02
Average life greater than 10 years	788	846	13.3	2.92
Total	$10,256	10,809	5.5	3.06%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	422	436	0.6	3.90
Average life 1 – 5 years	6,293	6,661	2.9	3.31
Average life 5 – 10 years	6,309	6,852	6.9	3.11
Average life greater than 10 years	5,118	5,345	13.9	2.18
Total	$18,142	19,294	7.4	2.94%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	7	7	0.4	2.58
Average life 1 – 5 years	2,733	2,906	3.3	3.28
Average life 5 – 10 years	526	556	7.0	2.59
Average life greater than 10 years	10	10	10.0	2.40
Total	$3,276	3,479	3.9	3.16%
Asset-backed securities and other debt securities:
Average life of 1 year or less	342	342	0.5	3.19
Average life 1 – 5 years	1,600	1,613	3.3	2.16
Average life 5 – 10 years	1,256	1,254	6.9	1.47
Average life greater than 10 years	566	576	14.8	1.43
Total	$3,764	3,785	6.0	1.91%
Other securities	520	520
Total available-for-sale debt and other securities	$36,081	38,012	6.3	2.88%
(a)Taxable-equivalent yield adjustments included in the above table are 0.05% and 0.01% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $32.4 billion and $33.4 billion at June 30, 2021 and December 31, 2020, respectively. The decrease of $990 million from December 31, 2020 was primarily due to wholesale funding maturities during the six months ended June 30, 2021.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 78% and 74% of the Bancorp’s average asset funding base for the three months ended June 30, 2021 and 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	June 30, 2021		December 31, 2020
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$62,760	39%	$57,711	36%
Interest checking	44,872	27	47,270	30
Savings	20,667	13	18,258	12
Money market	30,564	19	30,650	19
Foreign office	152	—	143	—
Total transaction deposits	$159,015	98	$154,032	97
Other time	2,408	1	3,023	2
Total core deposits	$161,423	99	$157,055	99
Certificates $100,000 and over(a)	860	1	2,026	1
Total deposits	$162,283	100%	$159,081	100%
(a)Includes $310 million and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at June 30, 2021 and December 31, 2020, respectively.

Core deposits increased $4.4 billion, or 3%, from December 31, 2020 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $5.0 billion, or 3%, from December 31, 2020 primarily due to increases in demand deposits and savings deposits, partially offset by a decrease in interest checking deposits. Demand deposits increased $5.0 billion, or 9%, from December 31, 2020 primarily as a result of customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits during the six months ended June 30, 2021. Savings deposits increased $2.4 billion, or 13%, from December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus as well as decreased consumer spending. Interest checking deposits decreased $2.4 billion, or 5%, from December 31, 2020 primarily as a result of lower balances per commercial customer account as well as the aforementioned balance migration into demand deposits during the six months ended June 30, 2021. Other time deposits decreased $615 million, or 20%, from December 31, 2020 primarily due to lower offering rates on certificates less than $100,000.

Certificates $100,000 and over decreased $1.2 billion, or 58%, from December 31, 2020 primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	June 30, 2021		June 30, 2020
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$61,994	38%	$45,761	30%
Interest checking	45,307	28	49,760	33
Savings	20,494	12	16,354	11
Money market	30,844	19	30,022	20
Foreign office	140	—	182	—
Total transaction deposits	$158,779	97	$142,079	94
Other time	2,696	2	4,421	3
Total core deposits	$161,475	99	$146,500	97
Certificates $100,000 and over(a)	1,144	1	4,067	3
Other deposits	—	—	31	—
Total average deposits	$162,619	100%	$150,598	100%
(a)Includes $326 million and $3.2 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended June 30, 2021 and 2020, respectively.

On an average basis, core deposits increased $15.0 billion, or 10%, for the three months ended June 30, 2021 compared to the same period in the prior year due to an increase of $16.7 billion, or 12%, in average transaction deposits, partially offset by a decrease of $1.7 billion, or 39%, in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average demand deposits, average savings deposits and average money market deposits, partially offset by a decrease in average interest checking deposits. Average demand deposits increased $16.2 billion, or 35%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of commercial customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average savings deposits increased $4.1 billion, or 25%, and average money market deposits increased $822 million, or 3%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to the amount of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer spending. Average interest checking deposits decreased $4.5 billion, or 9%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account, partially offset by higher average balances per consumer customer account due to the previously mentioned increased liquidity levels in the current economic environment in the form of excess cash balances driven by the amount of fiscal stimulus. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $2.9 billion, or 72%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of June 30, 2021 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$321
3-6 months	208
6-12 months	172
After 12 months	159
Total certificates $100,000 and over	$860

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2021 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$2,717
13-24 months	269
25-36 months	126
37-48 months	88
49-60 months	62
After 60 months	6
Total other time deposits and certificates $100,000 and over	$3,268

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% and 16% for the three months ended June 30, 2021 and 2020, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	June 30, 2021	December 31, 2020
Federal funds purchased	$338	300
Other short-term borrowings	1,130	1,192
Long-term debt	12,364	14,973
Total borrowings	$13,832	16,465

Total borrowings decreased $2.6 billion, or 16%, from December 31, 2020 primarily due to decreases in long-term debt and other short-term borrowings. Long-term debt decreased $2.6 billion from December 31, 2020 driven by the early redemptions under the par call options of $2.3 billion of notes and $244 million of paydowns on long-term debt associated with automobile loan securitizations during the six months ended June 30, 2021. Other short-term borrowings decreased $62 million from December 31, 2020 primarily as a result of decreased short-term funding needs given continued core deposit growth. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	June 30, 2021	June 30, 2020
Federal funds purchased	$346	309
Other short-term borrowings	1,097	2,377
Long-term debt	13,883	16,955
Total average borrowings	$15,326	19,641

Total average borrowings decreased $4.3 billion, or 22%, for the three months ended June 30, 2021 compared to the same period in the prior year primarily due to decreases in average long-term debt and average other short-term borrowings. Average long-term debt decreased $3.1 billion for the three months ended June 30, 2021 compared to the same period in the prior year primarily driven by maturities of $3.4 billion and $508 million of paydowns on long-term debt associated with automobile loan securitizations since June of 2020. Average other short-term borrowings decreased $1.3 billion for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of decreased short-term funding needs given continued core deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2020 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also modestly declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the six months ended June 30, 2021.

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

The following table summarizes net income (loss) by business segment:

TABLE 25: Net Income (Loss) by Business Segment
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Commercial Banking	$393	12	704	237
Branch Banking	40	138	16	258
Consumer Lending	33	48	65	107
Wealth and Asset Management	26	40	45	64
General Corporate and Other	217	(43)	573	(423)
Net income	$709	195	1,403	243

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income (FTE)(a)	$378	573	745	1,085
(Benefit from) provision for credit losses	(151)	457	(227)	502
Noninterest income:
Commercial banking revenue	156	136	307	260
Service charges on deposits	92	79	181	162
Leasing business revenue	61	57	148	131
Other noninterest income	46	22	79	27
Noninterest expense:
Compensation and benefits	136	129	292	278
Leasing business expense	33	33	68	68
Other noninterest expense	230	243	459	538
Income before income taxes (FTE)	485	5	868	279
Applicable income tax expense (benefit)(a)(b)	92	(7)	164	42
Net income	$393	12	704	237
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$59,729	71,894	59,989	69,788
Demand deposits	32,827	22,939	32,177	20,032
Interest checking deposits	20,871	28,742	21,000	24,595
Savings and money market deposits	6,315	6,955	6,341	5,958
Other time deposits and certificates $100,000 and over	91	159	96	182
Foreign office deposits	139	181	133	195
(a)Includes FTE adjustments of $2 and $3 for the three months ended June 30, 2021 and 2020, respectively, and $4 and $7 for the six months ended June 30, 2021 and 2020, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $393 million and $704 million for the three and six months ended June 30, 2021, respectively, compared to $12 million and $237 million, respectively, for the same periods in the prior year. The increases were primarily driven by decreases in the provision for credit losses as well as increases in noninterest income and decreases in noninterest expense, partially offset by decreases in net interest income on an FTE basis.

Net interest income on an FTE basis decreased $195 million and $340 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on and average balances of commercial loans and leases as well as decreases in FTP credit rates on interest checking deposits, demand deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on average interest checking deposits and average savings and money market deposits.

The benefit from credit losses was $151 million and $227 million for the three and six months ended June 30, 2021, respectively, compared to a provision for credit losses of $457 million and $502 million for the three and six months ended June 30, 2020, respectively. The decreases for the three and six months ended June 30, 2021 compared to the same periods in the prior year were primarily driven by a decrease in commercial criticized asset levels as well as decreases in net charge-offs on commercial and industrial loans and commercial leases. Net charge-offs as a percent of average portfolio loans and leases decreased to 4 bps and 10 bps for the three and six months ended June 30, 2021, respectively, compared to 41 bps and 35 bps for the same periods in the prior year, respectively.

Noninterest income increased $61 million and $135 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by increases in other noninterest income, commercial banking revenue and service charges on deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The increase for the six months ended June 30, 2021 was also driven by an increase in leasing business revenue. Other noninterest income increased $24 million and $52 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in private equity investment income and card and processing revenue. The increase for the six months ended June 30, 2021 was also driven by the recognition of securities gains, net of $6 million. Commercial banking revenue increased $20 million and $47 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2021 was primarily due to increases in loan syndication fees and business lending fees partially offset by a decrease in institutional sales. The increase for the six months ended June 30, 2021 was primarily due to increases in loan syndication fees, business lending fees and institutional sales partially offset by a decrease in contract revenue from commercial customer derivatives. Service charges on deposits increased $13 million and $19 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by increases in commercial deposit fees primarily due to growth in volume-based service revenues, with continued benefit from lower earnings credit rates. Leasing business revenue increased $17 million for the six months ended June 30, 2021 compared to the same periods in the prior year primarily due to an increase in lease syndication fees partially offset by a decrease in lease remarketing fees.

Noninterest expense decreased $6 million and $65 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by decreases in other noninterest expense partially offset by increases in compensation and benefits. Other noninterest expense decreased $13 million and $79 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decreases for both the three and six months ended June 30, 2021 reflect decreases in allocated expenses related to cash management services. The decrease for the six months ended June 30, 2021 was also due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts. Compensation and benefits increased $7 million and $14 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of increases in incentive compensation and employee benefits expense driven by strong performance in fees related to business growth and expansion initiatives during the three and six months ended June 30, 2021.

Average commercial loans and leases decreased $12.2 billion and $9.8 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in average commercial and industrial loans and average commercial mortgage loans partially offset by increases in average commercial construction loans. Average commercial and industrial loans decreased for the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily driven by continued paydowns on revolving lines of credit. Average commercial mortgage loans decreased for the three and six months ended June 30, 2021 compared to the same periods in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased for the three and six months ended June 30, 2021 compared to the same periods in the prior year as draws on existing commitments exceeded payoffs.

Average core deposits increased $1.3 billion and $8.9 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in average demand deposits partially offset by decreases in average interest checking deposits. The increase for the three months ended June 30, 2021 was also partially offset by a decrease in average savings and money market deposits. The increase for the six months ended June 30, 2021 also included an increase in average savings and money market deposits. Average demand deposits increased $9.9 billion and $12.1 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of commercial customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average interest checking deposits decreased $7.9 billion and $3.6 billion, respectively, for the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account. Average savings and money market deposits decreased $640 million for the three months ended June 30, 2021 compared to the same period in the prior year primarily as a result of a decline in commercial customer accounts. Average savings and money market deposits increased $383 million for the six months ended June 30, 2021 compared to the same period in the prior year primarily as a result of new customers as well as higher average balances per commercial customer account due to the amount of fiscal stimulus and economic uncertainty regarding the COVID-19 pandemic.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,096 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$301	513	596	1,017
Provision for credit losses	25	52	66	114
Noninterest income:
Card and processing revenue	84	68	161	133
Service charges on deposits	57	42	111	107
Wealth and asset management revenue	52	39	102	84
Other noninterest income	31	18	55	40
Noninterest expense:
Compensation and benefits	158	161	328	330
Net occupancy and equipment expense	58	54	115	108
Card and processing expense	19	28	49	58
Other noninterest expense	215	211	447	444
Income before income taxes	$50	174	20	327
Applicable income tax expense	10	36	4	69
Net income	$40	138	16	258
Average Balance Sheet Data
Consumer loans	$11,867	12,964	11,974	13,124
Commercial loans, including held for sale	2,983	2,288	2,982	2,292
Demand deposits	26,227	19,840	25,105	18,108
Interest checking deposits	15,830	12,323	15,604	11,914
Savings and money market deposits	42,476	36,687	41,524	35,584
Other time deposits and certificates $100,000 and over	3,453	5,759	3,672	6,276

Net income was $40 million and $16 million for the three and six months ended June 30, 2021, respectively, compared to $138 million and $258 million, respectively for the same periods in the prior year. The decreases were primarily driven by decreases in net interest income partially offset by increases in noninterest income and decreases in provision for credit losses.

Net interest income decreased $212 million and $421 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in FTP credit rates on core deposits and certificates $100,000 and over as well as decreases in average balances of credit card and home equity and decreases in yields on average other consumer loans. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing deposits and a decrease in FTP charge rates on loans and leases.

Provision for credit losses decreased $27 million and $48 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in net charge-offs on credit card, other consumer loans and home equity partially offset by increases in net charge-offs on commercial and industrial loans. The decrease in provision for credit losses for the three and six months ended June 30, 2021 compared to the same periods in the prior year also included the impact of a decrease in commercial criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases decreased to 102 bps and 106 bps for the three and six months ended June 30, 2021, respectively, compared to 128 bps and 143 bps, respectively, for the same periods in the prior year.

Noninterest income increased $57 million and $65 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in card and processing revenue, wealth and asset management revenue, other noninterest income and service charges on deposits. Card and processing revenue increased $16 million and $28 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of an increase in consumer customer spend volume, partially offset by increased reward costs. Wealth and asset management revenue increased $13 million and $18

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in broker income and private client service fees. Other noninterest income increased $13 million and $15 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in cardholder fees, banking center income and decreases in net losses on disposition and impairment of bank premises and equipment. Service charges on deposits increased $15 million and $4 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by increases in both commercial deposit fees and consumer deposit fees.

Noninterest expense decreased $4 million and $1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in card and processing expense partially offset by increases in net occupancy and equipment expense. Card and processing expense decreased $9 million for both the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily driven by contract renegotiations with a third-party vendor. Net occupancy and equipment expense increased $4 million and $7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in allocated occupancy costs.

Average consumer loans decreased $1.1 billion and $1.2 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in average home equity as payoffs exceeded loan originations as well as decreases in average credit card driven by higher paydowns which were affected by the amount of fiscal stimulus. These decreases were partially offset by increases in average residential mortgage loans of $502 million and $447 million for the three and six months ended June 30, 2021, respectively, primarily as a result of increases in loan originations. Average commercial loans increased $695 million and $690 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial mortgage loans and average commercial and industrial loans.

Average deposits increased $13.4 billion and $14.0 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average demand deposits, average savings and money market deposits and average interest checking deposits partially offset by decreases in average other time deposits and certificates $100,000 and over. Average demand deposits increased $6.4 billion and $7.0 billion, average savings and money market deposits increased $5.8 billion and $5.9 billion and average interest checking deposits increased $3.5 billion and $3.7 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic as well as decreased consumer spending. Average other time deposits and certificates $100,000 and over decreased $2.3 billion and $2.6 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to maturities on certificates greater than $100,000 as well as lower offering rates on certificates less than $100,000.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$142	92	269	181
Provision for credit losses	—	10	8	23
Noninterest income:
Mortgage banking net revenue	60	96	142	213
Other noninterest income	3	2	3	9
Noninterest expense:
Compensation and benefits	61	53	127	104
Other noninterest expense	102	67	197	140
Income before income taxes	$42	60	82	136
Applicable income tax expense	9	12	17	29
Net income	$33	48	65	107
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$16,567	12,823	16,023	13,187
Home equity	153	200	158	203
Indirect secured consumer loans	14,577	11,935	14,198	11,770

Net income was $33 million and $65 million for the three and six months ended June 30, 2021, respectively, compared to net income of $48 million and $107 million, respectively, for the same periods in the prior year. The decreases were primarily due to increases in noninterest expense and decreases in noninterest income partially offset by increases in net interest income and decreases in provision for credit losses.

Net interest income increased $50 million and $88 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP charge rates on loans and leases and increases in average residential mortgage loans and average indirect secured consumer loans. These increases were partially offset by decreases in yields on average residential mortgage loans and average indirect secured consumer loans as well as decreases in FTP credit rates on demand deposits.

Provision for credit losses decreased $10 million and $15 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in net charge-offs on indirect secured consumer loans and residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases were an immaterial amount and 7 bps for the three and six months ended June 30, 2021, respectively, compared to 16 bps and 19 bps for the three and six months ended June 30, 2020, respectively.

Noninterest income decreased $35 million and $77 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $43 million and $80 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $35 million and $57 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in loan and lease expense, corporate overhead allocations and losses and adjustments. Compensation and benefits increased $8 million and $23 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in base compensation and incentive compensation resulting from the increased mortgage origination activity for both the three and six months ended June 30, 2021.

Average consumer loans increased $6.3 billion and $5.2 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average indirect secured consumer loans. Average residential mortgage loans increased $3.7 billion and $2.8 billion for the three and six months ended June 30, 2021,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
respectively, compared to the same periods in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Average indirect secured consumer loans increased $2.6 billion and $2.4 billion for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to loan production exceeding payoffs.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$21	51	42	88
Benefit from credit losses	—	(1)	(1)	—
Noninterest income:
Wealth and asset management revenue	138	115	274	244
Other noninterest income	5	6	7	14
Noninterest expense:
Compensation and benefits	49	50	103	112
Other noninterest expense	82	72	164	154
Income before income taxes	$33	51	57	80
Applicable income tax expense	7	11	12	16
Net income	$26	40	45	64
Average Balance Sheet Data
Loans and leases, including held for sale	$3,772	3,597	3,759	3,589
Core deposits	11,163	11,091	11,426	10,807

Net income was $26 million and $45 million for the three and six months ended June 30, 2021, respectively, compared to net income of $40 million and $64 million, respectively, for the same periods in the prior year. The decreases were primarily driven by decreases in net interest income partially offset by increases in noninterest income. The decrease for the three months ended June 30, 2021 also included an increase in noninterest expense.

Net interest income decreased $30 million and $46 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credit rates on interest-bearing core deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in rates paid on average interest-bearing core deposits as well as decreases in FTP charge rates on loans and leases.

Noninterest income increased $22 million and $23 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by increases in wealth and asset management revenue partially offset by decreases in other noninterest income. Wealth and asset management revenue increased $23 million and $30 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of increases in private client service fees and broker income partially offset by decreases in institutional fees. Other noninterest income decreased $1 million and $7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in insurance income driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Noninterest expense increased $9 million and $1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year driven by increases in other noninterest expense partially offset by decreases in compensation and benefits. Other noninterest expense increased $10 million for both the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to increases in expenses associated with intercompany revenue sharing agreements. Compensation and benefits decreased $1 million and $9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
year primarily as a result of decreases in base compensation which included a decline due to the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Average loans and leases increased $175 million and $170 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average other consumer loans and average residential mortgage loans as a result of higher loan production partially offset by decreases in average commercial and industrial loans and average home equity as payoffs exceeded new loan production.

Average core deposits increased $72 million and $619 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2021 compared to the same period in the prior year was primarily driven by increases in average savings and money market deposits, partially offset by a decrease in average interest checking deposits as a result of fiscal stimulus and migration of balances from interest checking deposits. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily driven by increases in average savings and money market deposits, interest checking deposits and demand deposits as a result of higher average balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer spending.

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

Net interest income on an FTE basis increased $394 million and $672 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt and deposits. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases allocated to the business segments and a decrease in interest income on investment securities.

The provision for credit losses was $11 million for the three months ended June 30, 2021 compared to a benefit from credit losses of $33 million for the three months ended June 30, 2020. The increase in provision expense for the three months ended June 30, 2021 compared to the same period in the prior year was primarily driven by the impact of the benefits provided to the business segments driven by lower commercial criticized assets owned by each business segment, partially offset by factors which caused a decrease in the ACL including improved economic forecasts, improved commercial and consumer credit quality and lower period-end loan and lease balances. The benefit from credit losses was $134 million for the six months ended June 30, 2021 compared to a provision for credit losses of $486 million for the six months ended June 30, 2020. The decrease in provision expense for the six months ended June 30, 2021 compared to the same period in the prior year was primarily driven by factors which caused a decrease in the ACL including improved economic forecasts, improved commercial and consumer credit quality and lower period-end loan balances. The decrease for the six months ended June 30, 2021 was partially offset by the impact of the benefits provided to the business segments driven by lower commercial criticized assets owned by each business segment.

Noninterest income decreased $3 million and increased $37 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2021 compared to the same period in the prior year was primarily driven by the recognition of securities gains of $10 million for the three months ended June 30, 2021 compared to securities gains of $21 million for the three months ended June 30, 2020 as well as an increase in the loss on the swap associated with the sale of Visa, Inc. Class B shares. These negative impacts were partially offset by a decrease in net losses on disposition and impairment of bank premises and equipment as well as an increase in equity method investment income during the three months ended June 30, 2021 compared to the same period in the prior year. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily driven by the recognition of securities gains of $7 million for the six months ended June 30, 2021 compared to securities losses of $3 million for the six months ended June 30, 2020 as well as a decrease in net losses on disposition and impairment of bank premises and equipment and an increase in equity method investment income during the six months ended June 30, 2021 compared to the same period in the prior year.

Noninterest expense increased $1 million and $47 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2021 compared to the same period in the prior year was primarily driven by an increase in equipment expense, a decrease in corporate overhead allocations from General Corporate and Other to the other business segments as well as an increase in technology and communications expense partially offset by a decrease in net occupancy expense. The increase for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to an increase in compensation and benefits, a decrease in corporate overhead allocations from General Corporate and Other to the other business segments and an increase in equipment expense partially offset by a decrease in net occupancy expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RISK MANAGEMENT – OVERVIEW
Effective risk management is critical to the Bancorp’s ongoing success and ensures that the Bancorp operates in a safe and sound manner, complies with applicable laws and regulations and safeguards the Bancorp’s brand and reputation. Risks are inherent in the Bancorp’s business and are influenced by both internal and external factors. The Bancorp is responsible for managing these risks effectively to deliver through-the-cycle value and performance for the Bancorp’s shareholders, customers, employees and communities.

Fifth Third’s Risk Management Framework, which is approved annually by the Capital Committee, ERMC, RCC and the Board of Directors, includes the following key elements:
•The Bancorp ensures transparency and escalation of risk through defined risk policies and a governance structure that includes the RCC, ERMC and other management-level risk committees and councils.
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
•The core principles that define the Bancorp’s risk appetite are as follows:
◦Act with integrity in all activities.
◦Understand the risks taken and ensure that they are in alignment with the Bancorp’s business strategies and risk appetite.
◦Avoid risks that cannot be understood, managed or monitored.
◦Provide transparency of risk to the Bancorp’s management and Board by escalating risks and issues as necessary.
◦Ensure Fifth Third’s products and services are aligned to the Bancorp’s core customer base and are designed, delivered and maintained to provide value and benefit to the Bancorp’s customers and to Fifth Third.
◦Only offer products or services that are appropriate or suitable for the Bancorp’s customers.
◦Focus on providing operational excellence by providing reliable, accurate and efficient services to meet the Bancorp’s customers’ needs.
◦Maintain a strong financial position to ensure the Bancorp meets its strategic objectives through all economic cycles and is able to access the capital markets at all times, even under stressed conditions.
◦Protect the Bancorp’s reputation by thoroughly understanding the consequences of business strategies, products and processes.
◦Conduct the Bancorp’s business in compliance with all applicable laws, rules and regulations and in alignment with internal policies and procedures.
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

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
•The first line of defense is comprised of front-line units that create risk and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing and managing the risks associated with their activities consistent with established risk appetite and limits. The first line of defense also includes enterprise-wide functions that provide information technology, operations, servicing, processing or other support.
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance and Credit Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, assessing, managing, monitoring and reporting on aggregate risks enterprise-wide.
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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of June 30, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,071	2,077	3,436
Commercial mortgage loans	983	991	996
Commercial construction loans	462	463	500
Commercial leases	72	72	87
Total potential problem portfolio loans and leases	$3,588	3,603	5,019

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,641	2,651	3,687
Commercial mortgage loans	784	798	792
Commercial construction loans	240	240	252
Commercial leases	72	72	72
Total potential problem portfolio loans and leases	$3,737	3,761	4,803
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

Overview
The consensus outlook for economic growth in 2021 continued to improve in the second quarter of 2021 as the reopening of the U.S. economy led to an upswing in demand for consumer goods and services. Although the rise of the Delta variant of COVID-19 and slower progress on vaccinations presents some downside risk to the economic outlook in the second half of 2021, the underlying fundamentals of the economy continue to strengthen as consumers and businesses return to more normal levels of activity. With the economy gaining momentum, nonfarm payrolls increased by 850,000 in June of 2021 while wages were up 3.6% year-over-year. The robust economic growth is leading to more persistent inflationary pressures throughout the economy as supply chain constraints limit production while labor supply remains constrained due to federal economic impact payments to individuals, COVID-19 health concerns and aging demographics.

In June 2021, the core Consumer Price Index rose 4.5% over the last 12-months, the largest 12-month increase since the period ending November 1991. At the June 2021 FOMC meeting, participants raised their 2021 core Personal Consumption Expenditures (“PCE”) inflation forecast to 3.0% from 2.2% and their risk assessment for core PCE inflation was weighted to the upside. Despite the upside risk around inflation, most meeting participants saw the increase as transitory and expected core PCE to drop back to 2% in 2022 and 2023. The FOMC also retired the language around “not talking about tapering bond purchases” and discussions have begun on when to begin tapering the monthly purchases of $80 billion of treasury securities and $40 billion of agency mortgage-backed securities.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, the Bancorp began providing financial hardship relief in March 2020 to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers are now being offered to meet the uniqueness of the current economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions. In most cases, these offers were not classified as TDRs if qualified for the TDR relief provisions provided by the CARES Act. As of June 30, 2021, substantially all of these borrowers have resumed making payments except for certain residential mortgage loans which continue to be in forbearance.

The Bancorp currently plans to continue to offer a forbearance program for its residential mortgage borrowers in alignment with the forbearances offered for federally-backed mortgage loans under the provisions of the CARES Act and GSE servicing guidance. Under the provisions of the CARES Act, borrowers with federally-backed residential mortgage loans were able to request a six-month forbearance with an option to extend the forbearance period for an additional period of up to six months. The GSEs have also permitted certain forbearances to be extended for an additional six months for a total of up to 18 months. Additionally, the Bancorp will continue to follow the specific GSE guidance for other non-forbearance COVID-19 pandemic relief programs when servicing its residential mortgage portfolio. These programs include traditional loan modifications and/or deferral of past due payments to the maturity of the loan. The Bancorp has continued to suspend residential foreclosure activity in alignment with GSE practices and will also be responsive to any legislative changes related to foreclosure activity. The foreclosure moratorium expired on July 31, 2021 but some foreclosure activity will remain suspended for a longer period in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
certain circumstances. Also, borrowers that have not taken advantage of a forbearance to date will have until September 30, 2021 to enter into a COVID-19-related forbearance.

The Bancorp offered a variety of relief options to its commercial borrowers that had been impacted by the COVID-19 pandemic. While these offers were individually negotiated and tailored to each borrower’s specific facts and circumstances, the most commonly offered relief measures included temporary covenant waivers and/or deferrals of principal and/or interest payments for up to 90 days. After the deferral program, a customer had the option to resume normal payments, enter into a formal loan modification program or restructure the loan arrangement. These relief options were discontinued in 2021.

The following table provides a summary of portfolio loans and leases as of June 30, 2021, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

TABLE 32: Residential Mortgage and Consumer Portfolio Loans Enrolled In Hardship Relief Programs
	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
June 30, 2021 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Residential mortgage loans(b)	$999	322	1,321	1,130	31	160	191
Consumer loans:
Home equity	177	2	179	165	5	9	14
Indirect secured consumer loans(d)	806	85	891	855	32	4	36
Credit card	85	14	99	85	7	7	14
Other consumer loans	96	3	99	95	3	1	4
Total residential mortgage and consumer portfolio loans	$2,163	426	2,589	2,330	78	181	259
(a)Includes loans and leases that are still in the initial payment relief period (primarily residential mortgage and home equity loans) and loans that have requested additional relief.
(b)Excludes $803 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, all of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower’s status as of March 1, 2020, as adjusted based on the borrower’s compliance with modified loan terms.
(d)Indirect secured consumer loans which are still in an active relief period as of June 30, 2021 are required to make payments but at a reduced amount from original contractual terms.

As of June 30, 2021, $1.3 billion of the Bancorp’s residential mortgage loans had been enrolled in a COVID-19 forbearance program (either active or completed). These loans had a weighted-average FICO score of approximately 683 and a weighted-average origination LTV of approximately 81%. Approximately 72% of these borrowers made at least one payment since entering forbearance, and 85% of balances are reported as current as of June 30, 2021. The Bancorp had $322 million of these loans in an active relief period as of June 30, 2021 and these loans had a weighted-average FICO score of approximately 652 and a weighted-average origination LTV of approximately 83%. Approximately one third of borrowers in an active forbearance period have made at least one payment since entering forbearance and approximately 88% of the residential mortgage loans still in an active relief period have completed the initial six-month forbearance period and have requested an extended forbearance.

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

Certain industries have experienced increased stress due to the COVID-19 pandemic. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
nursing, physician offices and surgery/outpatient centers, among others) have also been impacted by the pandemic given delays and restrictions on in-person visits and elective procedures.

The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of June 30, 2021:

TABLE 33: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,260	7,084	Accommodation and food / Entertainment and recreation
Retail - non-essential	645	2,941	Retail trade
Healthcare	1,013	1,740	Healthcare
Leisure travel	393	594	Transportation and warehousing
Total commercial and industrial loans	$5,311	12,359
Commercial real estate owner-occupied loans:
Leisure and recreation(c)	366	414	Accommodation and food / Entertainment and recreation
Retail - non-essential	70	70	Real estate
Healthcare	1,535	1,786	Healthcare
Total commercial real estate owner-occupied loans	$1,971	2,270
Commercial real estate nonowner-occupied loans:
Leisure and recreation(c)	1,929	2,178	Accommodation and food / Entertainment and recreation
Retail - non-essential	983	1,011	Real estate
Healthcare	111	132	Healthcare
Total commercial real estate nonowner-occupied loans	$3,023	3,321
Total	$10,305	17,950
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

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	June 30, 2021			December 31, 2020
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Real estate	$10,790	16,227	62	11,416	16,865	143
Manufacturing	10,517	21,588	59	10,699	21,986	68
Financial services and insurance	7,056	16,141	—	6,868	15,113	—
Healthcare	5,057	7,664	5	5,168	7,874	41
Business services	5,003	9,129	24	5,344	9,114	66
Accommodation and food	4,163	6,764	27	4,166	6,600	35
Wholesale trade	4,162	8,307	7	4,204	7,990	25
Retail trade	3,637	9,114	2	3,651	8,871	6
Communication and information	3,052	6,956	25	3,128	5,802	39
Construction	2,766	6,208	4	2,631	6,053	4
Transportation and warehousing	2,660	4,503	16	2,846	4,596	13
Mining	2,589	4,645	71	2,626	4,171	94
Entertainment and recreation	1,804	3,299	80	2,248	3,537	84
Other services	1,308	1,759	6	1,362	1,770	7
Utilities	1,177	2,986	—	1,162	3,011	—
Public administration	676	1,117	9	880	1,428	—
Agribusiness	429	599	10	394	616	10
Other	110	113	1	127	129	2
Individuals	64	112	1	77	123	1
Total	$67,020	127,231	409	68,997	125,649	638
By Loan Size:
Less than $1 million	6%	4	10	7	5	10
$1 million to $5 million	9	7	12	9	7	18
$5 million to $10 million	7	6	10	7	6	14
$10 million to $25 million	17	15	41	18	16	27
$25 million to $50 million	24	23	27	24	23	31
Greater than $50 million	37	45	—	35	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	12%	11	25	14	12	28
Ohio	10	12	3	11	12	4
Florida	8	7	1	8	7	1
California	8	7	1	7	7	1
Texas	7	7	13	7	7	10
Michigan	6	6	11	6	6	7
Indiana	4	4	2	4	4	1
Georgia	3	4	8	3	4	7
North Carolina	3	2	1	3	2	3
Tennessee	3	3	1	2	3	1
Kentucky	2	2	—	2	2	4
South Carolina	2	1	—	2	1	—
Other	32	34	34	31	33	33
Total	100%	100	100	100	100	100

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

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$132	261	3,419
Commercial mortgage nonowner-occupied loans	17	109	4,397
Total	$149	370	7,816

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$121	310	3,209
Commercial mortgage nonowner-occupied loans	51	72	4,757
Total	$172	382	7,966

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of June 30, 2021 ($ in millions)					For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Illinois	$2,376	2,763	—	21	—	—
Ohio	1,416	1,998	—	—	—	—
Florida	1,094	1,678	—	—	—	—
North Carolina	945	1,174	—	2	—	—
Michigan	771	886	—	—	—	—
Indiana	676	967	—	—	—	—
All other states	3,433	5,369	—	1	(1)	(1)
Total	$10,711	14,835	—	24	(1)	(1)
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

The Bancorp enhanced its credit underwriting guidelines across the entire consumer portfolio in response to the economic stress created by the COVID-19 pandemic. As the economic environment stabilizes, the current set of credit guidelines have generally returned to pre-pandemic levels as the Bancorp continues to ensure that underwriting standards reflect forward-looking outlooks on both risks and market opportunities, support strategic objectives, provide value to consumers and ensure adherence to risk appetite.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $529 million of ARM loans will have rate resets during the next twelve months. Of these resets, 4% are expected to experience an increase in rate, with an average increase of approximately 0.23%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 32% and weighted average origination LTV of 71%.

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

In response to the COVID-19 pandemic, the Bancorp is following GSE guidance regarding forbearance and foreclosure regulations which currently allow up to 18 months of forbearance. The foreclosure moratorium expired on July 31, 2021 but some foreclosure activity will remain suspended for a longer period in certain circumstances. Also, borrowers that have not taken advantage of a forbearance to date will have until September 30, 2021 to enter into a COVID-19-related forbearance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 39: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,882	63.8%	$11,336	65.2%
LTV > 80%, with mortgage insurance(a)	2,259	95.4	2,535	95.5
LTV > 80%, no mortgage insurance	1,990	91.2	2,057	91.1
Total	$16,131	72.5%	$15,928	73.9%
(a)Includes loans with both borrower and lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2021 ($ in millions)				For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$451	5	4	—	—
Illinois	412	4	1	—	—
Florida	301	1	2	—	—
Michigan	156	1	1	—	—
Indiana	140	1	—	—	—
North Carolina	136	1	—	—	—
Kentucky	93	1	—	—	—
All other states	301	2	2	—	—
Total	$1,990	16	10	—	—

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of June 30, 2020 ($ in millions)				For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$493	3	4	—	—
Illinois	460	2	3	—	—
Florida	325	1	2	—	—
Michigan	210	2	1	—	—
Indiana	177	1	1	—	—
North Carolina	149	2	—	—	—
Kentucky	100	1	1	—	—
All other states	373	3	4	—	—
Total	$2,287	15	16	—	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 21% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 43 and Table 44. Of the total $4.5 billion of outstanding home equity loans:
●    81% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2021;
●    40% are in senior lien positions and 60% are in junior lien positions at June 30, 2021;
●    79% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2021; and
●    The portfolio had a weighted average refreshed FICO score of 748 at June 30, 2021.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$151	3%	$174	3%
FICO 660-719	264	6	284	6
FICO ≥ 720	1,416	31	1,546	30
Total senior liens	$1,831	40	2,004	39
Junior Liens:
FICO ≤ 659	290	7	339	6
FICO 660-719	506	11	610	12
FICO ≥ 720	1,918	42	2,230	43
Total junior liens	$2,714	60	3,179	61
Total	$4,545	100%	$5,183	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,588	53.7%	$1,728	53.8%
LTV > 80%	243	89.1	276	89.1
Total senior liens	$1,831	58.7	2,004	58.8
Junior Liens:
LTV ≤ 80%	1,623	66.5	1,864	66.5
LTV > 80%	1,091	89.7	1,315	89.8
Total junior liens	$2,714	76.7	3,179	77.1
Total	$4,545	69.2%	$5,183	69.8%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2021 ($ in millions)					For the three months ended June 30, 2021	For the six months ended June 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$417	993	—	8	—	—
Michigan	235	524	—	4	—	—
Illinois	215	420	1	6	(1)	(1)
Indiana	126	286	—	3	—	—
Kentucky	105	250	—	2	—	—
Florida	91	190	—	2	—	—
All other states	145	306	—	4	—	—
Total	$1,334	2,969	1	29	(1)	(1)

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of June 30, 2020 ($ in millions)					For the three months ended June 30, 2020	For the six months ended June 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$564	1,231	—	9	—	1
Michigan	328	656	—	6	—	—
Illinois	249	483	—	6	—	—
Indiana	166	355	—	3	—	—
Kentucky	141	311	—	1	—	—
Florida	128	245	—	3	—	—
All other states	199	387	—	4	—	—
Total	$1,775	3,668	—	32	—	1

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $14.1 billion of automobile loans and $1.1 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of June 30, 2021. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the six months ended June 30, 2021. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$360	2%	$417	3%
FICO 660-719	3,653	24	3,568	26
FICO ≥ 720	11,179	74	9,668	71
Total	$15,192	100%	$13,653	100%

As of June 30, 2021, 94% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$10,945	79.8%	$9,371	80.3%
LTV > 100%	4,247	111.9	4,282	112.7
Total	$15,192	89.0%	$13,653	90.8%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Six Months Ended
June 30, 2021	$4,247	3	30	1	7
June 30, 2020	4,410	7	7	6	15

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% and 97% of balances existing within the Bancorp’s footprint at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, 71% and 69%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 49: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$82	5%	$94	5%
FICO 660-719	544	30	654	32
FICO ≥ 720	1,167	65	1,259	63
Total	$1,793	100%	$2,007	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated or purchased in connection with third-party financial technology companies. The Bancorp had $269 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of June 30, 2021. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with third-party financial technology companies are impacted by certain credit loss protection coverage provided by those companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 50: Other Consumer Portfolio Loans Outstanding by Product Type
	June 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$629	21%	$683	23%
Other secured	817	27	774	26
Point-of-sale	1,606	52	1,557	51
Total	$3,052	100%	$3,014	100%

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

Nonperforming assets were $697 million at June 30, 2021 compared to $870 million at December 31, 2020. At June 30, 2021, $40 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2020.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.61% as of June 30, 2021 compared to 0.79% as of December 31, 2020. Nonaccrual loans and leases secured by real estate were 32% of nonaccrual loans and leases as of June 30, 2021 compared to 36% as of December 31, 2020.

Portfolio commercial nonaccrual loans and leases were $409 million at June 30, 2021, a decrease of $229 million from December 31, 2020. Portfolio consumer nonaccrual loans were $212 million at June 30, 2021, an increase of $16 million from December 31, 2020. Refer to Table 52 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $36 million and $30 million at June 30, 2021 and December 31, 2020, respectively. The Bancorp recognized an immaterial amount and $1 million in losses on the transfer, sale or write-down of OREO properties for the three months ended June 30, 2021 and 2020, respectively, and $6 million in losses on the transfer, sale or write-down of OREO properties for both the six months ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2021, approximately $8 million and $18 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms compared to $9 million and $17 million in the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	June 30, 2021	December 31, 2020
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$193	230
Commercial mortgage loans	43	82
Commercial leases	9	7
Residential mortgage loans(a)	17	25
Home equity	53	52
Indirect secured consumer loans	6	9
Other consumer loans	1	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	155	243
Commercial mortgage loans	9	75
Commercial construction loans	—	1
Residential mortgage loans(a)	32	35
Home equity	32	34
Indirect secured consumer loans	43	7
Credit card	27	32
Other consumer loans	1	—
Total nonaccrual portfolio loans and leases(b)	$621	834
OREO and other repossessed property	36	30
Total nonperforming portfolio loans and leases and OREO	$657	864
Nonaccrual loans held for sale	13	5
Nonaccrual restructured loans held for sale	27	1
Total nonperforming assets	$697	870
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$2	39
Commercial mortgage loans	4	8
Commercial leases	—	1
Residential mortgage loans(a)	57	70
Home equity	1	2
Indirect secured consumer loans	4	10
Credit card	14	31
Other consumer loans	1	2
Total portfolio loans and leases 90 days past due and still accruing	$83	163
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.61%	0.79
ALLL as a percent of nonperforming portfolio assets	310	284
ACL as a percent of nonperforming portfolio assets	338	304
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $316 as of June 30, 2021 and $317 as of December 31, 2020. The Bancorp recognized losses of an immaterial amount and $1 for the three months ended June 30, 2021 and 2020, respectively, and $1 and $2 for the six months ended June 30, 2021 and 2020, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2021 and December 31, 2020, respectively, of which $13 and $17 are restructured nonaccrual government insured commercial loans as of June 30, 2021 and December 31, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$638	60	136	834
Transfers to nonaccrual status	130	26	117	273
Transfers to accrual status	(1)	(36)	(45)	(82)
Transfers to held for sale	(87)	—	—	(87)
Loan paydowns/payoffs	(215)	—	(28)	(243)
Transfers to OREO	(1)	(2)	—	(3)
Charge-offs	(81)	—	(18)	(99)
Draws/other extensions of credit	26	1	1	28
Balance, end of period	$409	49	163	621

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	349	73	82	504
Transfers to accrual status	(31)	(72)	(45)	(148)
Transfers to held for sale	(10)	—	—	(10)
Loan paydowns/payoffs	(81)	(6)	(19)	(106)
Transfers to OREO	—	(7)	—	(7)
Charge-offs	(142)	—	(15)	(157)
Draws/other extensions of credit	5	—	1	6
Balance, end of period	$487	79	134	700

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
Consumer restructured loans on accrual status totaled $699 million and $796 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the percentages of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 28%, 19% and 24%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of June 30, 2021 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$80	—	—	164	244
Residential mortgage loans(b)	387	26	94	32	539
Home equity	157	5	—	32	194
Indirect secured consumer loans	9	—	—	43	52
Credit card	19	2	—	27	48
Other consumer	—	—	—	1	1
Total	$652	33	94	299	1,078
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2021, these advances represented $188 of current loans, $21 of 30-89 days past due loans and $85 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 16 bps and 44 bps of average portfolio loans and leases for the three months ended June 30, 2021 and 2020, respectively, and were 21 bps and 44 bps of average portfolio loans and leases for the six months ended June 30, 2021 and 2020, respectively. Table 56 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 10 bps and 14 bps during the three and six months ended June 30, 2021, respectively, compared to 40 bps and 36 bps during the three and six months ended June 30, 2020, respectively. The decrease was primarily due to decreases in net charge-offs on commercial and industrial loans of $52 million and $75 million for the three and six months ended June 30, 2021, respectively. Additionally, there were net recoveries on commercial leases of $2 million for both the three and six months ended June 30, 2021 compared to net charge-offs on commercial leases of $11 million and $16 million for the three and six months ended June 30, 2020, respectively.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 26 bps and 34 bps during the three and six months ended June 30, 2021, respectively, compared to 52 bps and 59 bps during the three and six months ended June 30, 2020, respectively. The decrease was primarily due to decreases in net charge-offs on credit card loans of $14 million and $26 million for the three and six months ended June 30, 2021, respectively, and decreases in net charge-offs on indirect secured consumer loans of $7 million and $11 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The decrease for both the three and six months ended June 30, 2021 included the impact of government stimulus programs and the Bancorp’s hardship programs. Additionally, the Bancorp continued to see increased used car values through the second quarter of 2021 which has directly impacted loss severity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Losses charged-off:
Commercial and industrial loans	$(36)	(68)	(68)	(122)
Commercial mortgage loans	(8)	(2)	(12)	(4)
Commercial leases	(1)	(11)	(1)	(16)
Residential mortgage loans	(1)	(2)	(2)	(4)
Home equity	(2)	(3)	(4)	(8)
Indirect secured consumer loans	(11)	(15)	(30)	(37)
Credit card	(26)	(40)	(57)	(82)
Other consumer loans(a)	(18)	(22)	(37)	(49)
Total losses charged-off	$(103)	(163)	(211)	(322)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$23	3	28	7
Commercial mortgage loans	2	—	4	—
Commercial leases	3	—	3	—
Residential mortgage loans	1	1	3	2
Home equity	3	2	5	4
Indirect secured consumer loans	11	8	21	17
Credit card	6	6	12	11
Other consumer loans(a)	10	13	20	29
Total recoveries of losses previously charged-off	$59	33	96	70
Net losses charged-off:
Commercial and industrial loans	$(13)	(65)	(40)	(115)
Commercial mortgage loans	(6)	(2)	(8)	(4)
Commercial leases	2	(11)	2	(16)
Residential mortgage loans	—	(1)	1	(2)
Home equity	1	(1)	1	(4)
Indirect secured consumer loans	—	(7)	(9)	(20)
Credit card	(20)	(34)	(45)	(71)
Other consumer loans	(8)	(9)	(17)	(20)
Total net losses charged-off	$(44)	(130)	(115)	(252)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.11%	0.45	0.16	0.42
Commercial mortgage loans	0.22	0.07	0.16	0.07
Commercial leases	(0.21)	1.47	(0.15)	1.02
Total commercial loans and leases	0.10%	0.40	0.14	0.36
Residential mortgage loans	(0.01)	0.02	(0.01)	0.02
Home equity	(0.09)	0.07	(0.04)	0.12
Indirect secured consumer loans	0.01	0.24	0.12	0.33
Credit card	4.52	6.17	5.02	6.01
Other consumer loans	0.91	1.17	1.03	1.51
Total consumer loans	0.26%	0.52	0.34	0.59
Total net losses charged-off as a percent of average portfolio loans and leases	0.16%	0.44	0.21	0.44
(a)For the three and six months ended June 30, 2021, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2020, the Bancorp recorded $9 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

June 30, 2021 ACL
The ACL as of June 30, 2021 was impacted by several factors, including improvement in both the economic outlook and credit quality. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in May 2021 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumed that a “Build Back Better” program will be passed in late 2021, with implementation early next year. In 2021, real GDP is expected to rise 6.8%, while real consumer spending is forecast to increase 10.7% at an annualized rate. The Baseline scenario also assumes an average unemployment rate of 4.5% in the fourth quarter of 2021, decreasing to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
3.7% in 2022. The Upside scenario assumes a faster than expected boost in consumer sentiment and spending as a result of the government stimulus programs. On an average annual basis, the change in real GDP is 7.3% in 2021 and 6.5% in 2022, and a full-employment rate is expected to be achieved by the third quarter of 2021. The Downside scenario excludes any additional stimulus package beyond the American Rescue Plan passed in March 2021. Real GDP declines through the first quarter of 2022, and the unemployment rate peaks at 9.2% in the third quarter of 2022 with full-employment not reached until the third quarter of 2026.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $763 million. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

At June 30, 2021, the qualitative component of the ACL included consideration of certain factors that represent emerging risks specifically associated with the current economic environment and the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to volatility in short-term unemployment rates, commercial borrowers experiencing prolonged distress, commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic and consumer borrowers that deferred contractual payments under COVID-19 forbearance or hardship programs.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 57: Changes in Allowance for Credit Losses
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
ALLL:
Balance, beginning of period	$2,208	2,348	2,453	1,202
Losses charged-off(a)	(103)	(163)	(211)	(322)
Recoveries of losses previously charged-off(a)	59	33	96	70
(Benefit from) provision for loan and lease losses	(131)	478	(305)	1,103
Impact of adoption of ASU 2016-13	—	—	—	643
Balance, end of period	$2,033	2,696	2,033	2,696
Reserve for unfunded commitments:
Balance, beginning of period	$173	169	172	144
Provision for the reserve for unfunded commitments	16	7	17	22
Impact of adoption of ASU 2016-13	—	—	—	10
Balance, end of period	$189	176	189	176
(a)For the three and six months ended June 30, 2021, the Bancorp recorded $8 and $18, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements. For the three and six months ended June 30, 2020, the Bancorp recorded $9 and $22, respectively, in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 58: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	June 30, 2021	December 31, 2020
Attributed ALLL:
Commercial and industrial loans	$744	901
Commercial mortgage loans	371	402
Commercial construction loans	85	124
Commercial leases	24	29
Residential mortgage loans	235	294
Home equity	152	201
Indirect secured consumer loans	109	131
Credit card	198	252
Other consumer loans	115	119
Total ALLL	$2,033	2,453
Portfolio loans and leases:
Commercial and industrial loans	$47,564	49,665
Commercial mortgage loans	10,347	10,602
Commercial construction loans	5,871	5,815
Commercial leases	3,238	2,915
Residential mortgage loans	16,131	15,928
Home equity	4,545	5,183
Indirect secured consumer loans	15,192	13,653
Credit card	1,793	2,007
Other consumer loans	3,052	3,014
Total portfolio loans and leases	$107,733	108,782
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.56%	1.81
Commercial mortgage loans	3.59	3.79
Commercial construction loans	1.45	2.13
Commercial leases	0.74	0.99
Residential mortgage loans	1.46	1.85
Home equity	3.34	3.88
Indirect secured consumer loans	0.72	0.96
Credit card	11.04	12.56
Other consumer loans	3.77	3.95
Total ALLL as a percent of portfolio loans and leases	1.89%	2.25
Total ACL as a percent of portfolio loans and leases	2.06	2.41

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

As of June 30, 2021, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue negatively impacting net interest margin if short-term interest rates hold steady or move lower but may be partially offset by the amortization of fees related to PPP loans and investment opportunities should the yield curve steepen.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. At June 30, 2021, the modeling assumed a weighted-average rising-rate interest-bearing deposit beta of 37%, which is aligned with the portfolio’s experience in the last rate hike cycle. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 32% at June 30, 2021, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 59: Estimated NII Sensitivity Profile and ALCO Policy Limits
	June 30, 2021				June 30, 2020
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	10.79%	22.38	(4.00)	(6.00)	1.98	7.26	(4.00)	(6.00)
+100 Ramp over 12 months	5.64	12.37	N/A	N/A	1.02	3.88	N/A	N/A
-25 Ramp over 3 months	(2.06)	(3.15)	N/A	N/A	(1.64)	(2.53)	N/A	N/A

At June 30, 2021, the Bancorp’s NII would benefit significantly in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to June 30, 2020 were primarily attributable to the revision of the deposit beta assumptions in the first quarter of 2021 and the significant increase in noninterest-bearing and low-cost interest-bearing deposits. The falling-rate scenario was also impacted by the higher composition of low-cost deposits hitting their floor rates more quickly in the current-year scenario due to the low-rate environment.

Tables 60 and 61 provide the sensitivity of the Bancorp’s estimated NII profile at June 30, 2021 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile at June 30, 2021 with an immediate $5 billion decrease and an immediate $5 billion increase in demand deposit balances:

TABLE 60: Estimated NII Sensitivity Profile at June 30, 2021 with a $5 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $5 Billion Balance Decrease		Immediate $5 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	9.72%	20.22	11.86	24.53
+100 Ramp over 12 months	5.11	11.29	6.18	13.45
-25 Ramp over 3 months	(2.31)	(3.42)	(1.82)	(2.88)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of June 30, 2021:

TABLE 61: Estimated NII Sensitivity Profile at June 30, 2021 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	8.65%	18.49	12.93	26.27
+100 Ramp over 12 months	4.59	10.49	6.70	14.26
-25 Ramp over 3 months	(2.04)	(3.12)	(2.15)	(3.23)
(a)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 46% and 40%, respectively.
(b)Includes weighted-average rising-rate and falling-rate interest-bearing deposit betas of 28% and 24%, respectively.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 62: Estimated EVE Sensitivity Profile
	June 30, 2021		June 30, 2020
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	6.25%	(12.00)	(2.86)	(12.00)
+100 Shock	3.63	N/A	(0.82)	N/A
-25 Shock	(1.18)	N/A	N/A	N/A

The EVE sensitivity is significantly positive in a +200 bps rising-rate scenario at June 30, 2021. The changes in the estimated EVE sensitivity profile from June 30, 2020 were primarily related to the revision of the deposit beta assumptions in the first quarter of 2021, growth in noninterest-bearing and low-cost interest-bearing deposits and the shorter expected lives of prepayable, fixed-rate assets due to the decrease in market interest rates. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 63 and 64 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of June 30, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(1)	2.5	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,455	429	10.2	6.03	1 ML / 3 ML
Total interest rate swaps	$9,455	428
Interest rate floors – cash flow – receive-fixed	$3,000	183	3.5	2.25	1 ML

TABLE 64: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	14	3.0	3.02%	1 ML
Interest rate swaps – fair value – receive-fixed	1,955	528	8.1	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	542
Interest rate floors – cash flow – receive-fixed	$3,000	244	4.0	2.25	1 ML

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

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $818 million and $656 million at June 30, 2021 and December 31, 2020, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

For the three and six months ended June 30, 2021, the Bancorp recognized losses of $122 million and $50 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included a decrease of $49 million for the three months ended June 30, 2021 and an increase of $103 million for the six months ended June 30, 2021 due to changes to inputs in the valuation model, including future prepayment speeds and OAS assumptions. Assumptions were updated as a result of market rate changes during the three and six months ended June 30, 2021. For the three months ended June 30, 2021, a decrease in mortgage rates caused modeled prepayment speeds to rise. For the six months ended June 30, 2021, an increase in mortgage rates resulted in a reduction to modeled prepayment speeds, and a tightening of the spread between mortgage rates and swap rates resulted in a decrease in the modeled OAS assumptions. The fair value of the MSR portfolio also decreased $73 million and $153 million as a result of contractual principal payments and actual prepayment activity for the three and six months ended June 30, 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Mortgage rates decreased during both the three and six months ended June 30, 2020, which caused modeled prepayment speeds to rise. The fair value of the MSR portfolio decreased $12 million and $343 million for the three and six months ended June 30, 2020, respectively, due to changes to inputs to the valuation model including prepayment speeds and OAS assumptions and decreased $58 million and $105 million for the three and six months ended June 30, 2020, respectively, due to the impact of contractual principal payments and actual prepayment activity.

The Bancorp recognized net gains of $47 million and net losses of $89 million on its non-qualifying hedging strategy for the three and six months ended June 30, 2021, respectively, compared to net gains of $11 million and $364 million during the three and six months ended June 30, 2020, respectively. These amounts included net gains of $1 million and net losses of $1 million for the three and six months ended June 30, 2021, respectively, compared to net gains of an immaterial amount and $3 million for the three and six months ended June 30, 2020, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2021 and December 31, 2020 was $841 million and $655 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for information about the expected cash flows from loan and lease repayments. Of the $38.0 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at June 30, 2021, $4.7 billion in principal and interest is expected to be received in the next 12 months and an additional $4.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and six months ended June 30, 2021, the Bancorp sold or securitized loans and leases totaling $4.5 billion and $8.1 billion, respectively, compared to $3.1 billion and $6.2 billion during the three and six months ended June 30, 2020, respectively. For further information, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 89% of its average total assets for both the three and six months ended June 30, 2021, compared to 85% for both the three and six months ended June 30, 2020. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and certain deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2021, $4.7 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of June 30, 2021, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $21.1 billion was available for issuance. Additionally, at June 30, 2021, the Bank had approximately $47.3 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

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

As of June 30, 2021, the Bancorp has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 30 months.

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

TABLE 65: Agency Ratings
As of August 6, 2021	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Negative

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

Fifth Third also focuses on the reporting and escalation of operational control issues to senior management and the Board of Directors. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Information Security Governance Committee and Model Risk Committee report to the Operational Risk Committee and are responsible for governance of information security and model risks. The Operational Risk Committee reports to the ERMC, which reports to the Risk and Compliance Joint Committee of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

The COVID-19 pandemic continues to put pressure on operational risk including cyber, fraud and third-party risks driven by factors such as remote work strategies, relief programs and outsourced service providers. Additionally, increased external threats have elevated fraud and cyber-security risks. These risks continue to be carefully managed and monitored to ensure effective controls are in place, with appropriate oversight and governance by the second line of defense. Fifth Third has a defined pandemic plan and a robust business continuity management process, which have been leveraged to support the continuity of processes across the Bank.

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

To mitigate such risks, Compliance Risk Management provides independent oversight to foster consistency and sufficiency in the execution of the program, and ensures that lines of business and support functions are adequately identifying, assessing and monitoring legal and regulatory compliance risks and adopting proper mitigation strategies. Moreover, such strategies are modified from time to time to respond to new or emerging risks in the environment. Compliance Risk Management and the Legal Division provide guidance to the lines of business and enterprise functions, which are ultimately responsible for managing such risks associated with their areas. The Chief Compliance Officer and Director of Financial Crimes is responsible for formulating and directing the strategy, development, implementation, communication and maintenance of the Compliance Risk Management program, which implements key compliance processes, including but not limited to, executive- and board-level governance and reporting routines, compliance-related policies, risk assessments, key risk indicators, issues tracking, regulatory change management and regulatory compliance testing and monitoring. As part of Compliance Risk Management, the Financial Crimes Division conducts and oversees anti-money laundering and economic sanctions processes. Compliance Risk Management partners with the Community and Economic Development team to oversee the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also reports and escalates legal and regulatory compliance issues to senior management and the Board of Directors. The Management Compliance Committee, which is chaired by the Chief Compliance Officer and Director of Financial Crimes, is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee oversees Bancorp-wide compliance issues, industry best practices, legislative developments, regulatory concerns and other leading indicators of legal and regulatory compliance risk. The Management Compliance Committee reports to the ERMC, which reports to the RCC of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

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

TABLE 66: Prescribed Capital Ratios
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

The Bancorp is subject to the stress capital buffer requirement, which replaced the capital conservation buffer on October 1, 2020. Institutions subject to the stress capital buffer requirement must maintain capital ratios above their respective buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed on June 24, 2021. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at June 30, 2021 was an increase in capital of approximately $535 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 34 basis points as of June 30, 2021. The CECL transition amount will begin to phase in during the fiscal year starting January 1, 2022 and will be fully phased in by January 1, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 67: Capital Ratios
($ in millions)	June 30, 2021	December 31, 2020
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.11%	11.34
Tangible equity as a percent of tangible assets(a)(b)	8.35	8.18
Tangible common equity as a percent of tangible assets(a)(b)	7.28	7.11
Regulatory capital:(c)
CET1 capital	$15,050	14,682
Tier I capital	17,166	16,797
Total regulatory capital	21,184	21,412
Risk-weighted assets	145,084	141,974
Regulatory capital ratios:(c)
CET1 capital	10.37%	10.34
Tier I risk-based capital	11.83	11.83
Total risk-based capital	14.60	15.08
Tier I leverage	8.55	8.49
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of June 30, 2021 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. As a result of the EPS Tailoring Rule, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp is not subject to the 2021 supervisory stress test conducted by the FRB but has submitted its Board-approved capital plan as required.

In June 2020, the FRB took several actions in connection with its announcement of stress test results in light of the uncertainty caused by the COVID-19 pandemic. Specifically, for the third quarter of 2020, the FRB required large banking organizations, including the Bancorp, to suspend share repurchases, cap dividend payments to the amount paid during the second quarter of 2020, and further limit dividends according to a formula based on recent income. These restrictions were extended, quarterly, with certain modifications, throughout the remainder of 2020.

The FRB extended these restrictions into the first and second quarters of 2021, with certain modifications to permit a limited amount of share repurchases. During the first and second quarters of 2021, the Bancorp was authorized to pay dividends and execute share repurchases according to a formula based on recent income provided the Bancorp did not increase the amount of its common dividend.

In June 2021, the FRB lifted the COVID-19 pandemic induced capital distribution limitations, which prohibited increases to the common dividend and placed limitations on share repurchases, and authorized the Bancorp, beginning July 1, 2021, to make capital distributions that are consistent with the requirements in the Board’s capital plan rule, inclusive of the Bancorp’s stress capital buffer requirement. The Bancorp maintains a comprehensive process for managing capital and expects the stress capital buffer framework to provide greater flexibility for the Bancorp to assess and deploy capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.27 for both the three months ended June 30, 2021 and 2020, and $0.54 for both the six months ended June 30, 2021 and 2020. Pursuant to the Bancorp’s Board-approved capital plan, during the second quarter of 2021, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $347 million. Refer to Note 15 and Note 23 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2021:

TABLE 68: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
April 1 - April 30, 2021	8,022,822	$40.46	7,894,807	63,224,146
May 1 - May 31, 2021	126,867	41.73	—	63,224,146
June 1 - June 30, 2021	713,157	40.53	675,295	62,548,851
Total	8,862,846	$40.48	8,570,102	62,548,851
(a)    Includes 292,744 shares repurchased during the second quarter of 2021 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,
($ in millions, except share data)	2021	2020
Assets
Cash and due from banks	$3,285	3,147
Other short-term investments(a)	32,409	33,399
Available-for-sale debt and other securities(b)	38,012	37,513
Held-to-maturity securities(c)	10	11
Trading debt securities	711	560
Equity securities	341	313
Loans and leases held for sale(d)	5,730	4,741
Portfolio loans and leases(a)(e)	107,733	108,782
Allowance for loan and lease losses(a)	(2,033)	(2,453)
Portfolio loans and leases, net	105,700	106,329
Bank premises and equipment(f)	2,073	2,088
Operating lease equipment	715	777
Goodwill	4,259	4,258
Intangible assets	117	139
Servicing rights	818	656
Other assets(a)	11,210	10,749
Total Assets	$205,390	204,680
Liabilities
Deposits:
Noninterest-bearing deposits	$62,760	57,711
Interest-bearing deposits(g)	99,523	101,370
Total deposits	162,283	159,081
Federal funds purchased	338	300
Other short-term borrowings	1,130	1,192
Accrued taxes, interest and expenses	2,045	2,614
Other liabilities(a)	4,304	3,409
Long-term debt(a)	12,364	14,973
Total Liabilities	$182,464	181,569
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	2,116	2,116
Capital surplus	3,602	3,635
Retained earnings	19,343	18,384
Accumulated other comprehensive income	1,974	2,601
Treasury stock(h)	(6,160)	(5,676)
Total Equity	$22,926	23,111
Total Liabilities and Equity	$205,390	204,680
(a)Includes $33 and $55 of other short-term investments, $455 and $756 of portfolio loans and leases, $(3) and $(7) of ALLL, $3 and $5 of other assets, $1 and $2 of other liabilities, and $400 and $656 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2021 and December 31, 2020, respectively. For further information, refer to Note 11.
(b)Amortized cost of $36,081 and $34,982 at June 30, 2021 and December 31, 2020, respectively.
(c)Fair value of $10 and $11 at June 30, 2021 and December 31, 2020, respectively.
(d)Includes $1,633 and $1,481 of residential mortgage loans held for sale measured at fair value at June 30, 2021 and December 31, 2020, respectively.
(e)Includes $151 and $161 of residential mortgage loans measured at fair value at June 30, 2021 and December 31, 2020, respectively.
(f)Includes $25 and $35 of bank premises and equipment held for sale at June 30, 2021 and December 31, 2020, respectively.
(g)Includes $341 and $351 of interest checking deposits held for sale at June 30, 2021 and December 31, 2020, respectively.
(h)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2021 – 703,739,634 (excludes 220,152,947 treasury shares), December 31, 2020 – 712,760,325 (excludes 211,132,256 treasury shares).
(i)500,000 shares of no par value preferred stock were authorized at both June 30, 2021 and December 31, 2020. There were 422,000 unissued shares of undesignated no par value preferred stock at both June 30, 2021 and December 31, 2020. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both June 30, 2021 and December 31, 2020. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both June 30, 2021 and December 31, 2020. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2021	2020	2021	2020
Interest Income
Interest and fees on loans and leases	$1,035	1,115	2,064	2,350
Interest on securities	279	283	543	566
Interest on other short-term investments	9	5	17	12
Total interest income	1,323	1,403	2,624	2,928
Interest Expense
Interest on deposits	15	83	36	248
Interest on federal funds purchased	—	—	—	2
Interest on other short-term borrowings	—	2	1	8
Interest on long-term debt	100	118	202	241
Total interest expense	115	203	239	499
Net Interest Income	1,208	1,200	2,385	2,429
(Benefit from) provision for credit losses	(115)	485	(288)	1,125
Net Interest Income After (Benefit from) Provision for Credit Losses	1,323	715	2,673	1,304
Noninterest Income
Commercial banking revenue	160	137	313	261
Service charges on deposits	149	122	292	270
Wealth and asset management revenue	145	120	288	255
Card and processing revenue	102	82	196	167
Mortgage banking net revenue	64	99	149	219
Leasing business revenue	61	57	148	131
Other noninterest income	49	12	92	18
Securities gains (losses), net	10	21	13	(3)
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	1	—	(1)	3
Total noninterest income	741	650	1,490	1,321
Noninterest Expense
Compensation and benefits	638	627	1,343	1,274
Technology and communications	94	90	187	183
Net occupancy expense	77	82	156	164
Equipment expense	34	32	68	64
Leasing business expense	33	33	68	68
Card and processing expense	20	29	50	60
Marketing expense	20	20	43	51
Other noninterest expense	237	208	454	457
Total noninterest expense	1,153	1,121	2,369	2,321
Income Before Income Taxes	911	244	1,794	304
Applicable income tax expense	202	49	391	61
Net Income	709	195	1,403	243
Dividends on preferred stock	35	32	55	50
Net Income Available to Common Shareholders	$674	163	1,348	193
Earnings per share - basic	$0.95	0.23	1.89	0.27
Earnings per share - diluted	$0.94	0.23	1.87	0.27
Average common shares outstanding - basic	708,832,787	714,766,570	711,617,331	714,161,131
Average common shares outstanding - diluted	718,084,745	717,571,890	720,740,176	718,967,293

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Net Income	$709	195	1,403	243
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	235	456	(466)	1,338
Reclassification adjustment for net losses (gains) included in net income	(5)	—	7	—
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	9	66	(55)	493
Reclassification adjustment for net gains included in net income	(58)	(49)	(115)	(74)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	—	(1)	—
Reclassification of amounts to net periodic benefit costs	2	1	3	2
Other comprehensive (loss) income, net of tax	182	474	(627)	1,759
Comprehensive Income	$891	669	776	2,002

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at March 31, 2020	$2,051	1,770	3,597	17,677	2,477	(5,699)	21,873
Net income				195			195
Other comprehensive income, net of tax					474		474
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(7)			(7)
Series J ($289.38 per share)				(4)			(4)
Series K ($309.38 per share)				(3)			(3)
Class B, Series A ($15.00 per share)				(3)			(3)
Impact of stock transactions under stock compensation plans, net			6			14	20
Other				(2)		2	—
Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335

Balance at March 31, 2021	$2,051	2,116	3,592	18,863	1,792	(5,819)	22,595
Net income				709			709
Other comprehensive income, net of tax					182		182
Cash dividends declared:
Common stock ($0.27 per share)				(192)			(192)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($414.06 per share)				(7)			(7)
Series J ($210.44 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(347)	(347)
Impact of stock transactions under stock compensation plans, net			10			5	15
Other				(2)		1	(1)
Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203
Impact of cumulative effect of change in accounting principle				(472)			(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731
Net income				243			243
Other comprehensive income, net of tax					1,759		1,759
Cash dividends declared:
Common stock ($0.54 per share)				(390)			(390)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($609.93 per share)				(8)			(8)
Series K ($618.76 per share)				(6)			(6)
Class B, Series A ($30.00 per share)				(6)			(6)
Impact of stock transactions under stock compensation plans, net			4			39	43
Other				(3)		2	(1)
Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335

Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				1,403			1,403
Other comprehensive loss, net of tax					(627)		(627)
Cash dividends declared:
Common stock ($0.54 per share)				(387)			(387)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($828.12 per share)				(15)			(15)
Series J ($421.94 per share)				(5)			(5)
Series K ($618.75 per share)				(6)			(6)
Series L ($562.50 per share)				(8)			(8)
Class B, Series A ($30.00 per share)				(6)			(6)
Shares acquired for treasury						(527)	(527)
Impact of stock transactions under stock compensation plans, net			(33)			42	9
Other				(2)		1	(1)
Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926
Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended June 30,
($ in millions)	2021	2020
Operating Activities
Net income	$1,403	243
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for credit losses	(288)	1,125
Depreciation, amortization and accretion	243	231
Stock-based compensation expense	79	77
Benefit from deferred income taxes	(239)	(48)
Securities gains, net	(9)	(6)
MSR fair value adjustment	50	448
Net gains on sales of loans and fair value adjustments on loans held for sale	(176)	(88)
Net losses on disposition and impairment of bank premises and equipment	1	15
Net losses (gains) on disposition and impairment of operating lease equipment	20	(5)
Proceeds from sales of loans held for sale	7,974	6,234
Loans originated or purchased for sale, net of repayments	(8,899)	(5,706)
Dividends representing return on equity investments	20	6
Net change in:
Equity and trading debt securities	(163)	68
Other assets	232	(529)
Accrued taxes, interest and expenses and other liabilities	(125)	(113)
Net Cash Provided by Operating Activities	123	1,952
Investing Activities
Proceeds from sales:
AFS securities and other investments	1,454	868
Loans and leases	436	57
Bank premises and equipment	17	12
Proceeds from repayments / maturities of AFS and HTM securities and other investments	2,948	1,252
Purchases:
AFS securities and other investments	(5,825)	(2,815)
Bank premises and equipment	(126)	(133)
MSRs	(109)	(30)
Proceeds from settlement of BOLI	15	8
Proceeds from sales and dividends representing return of equity investments	29	8
Net change in:
Other short-term investments	990	(26,293)
Portfolio loans and leases	582	(5,605)
Operating lease equipment	(23)	(20)
Net Cash Provided by (Used in) Investing Activities	388	(32,691)
Financing Activities
Net change in deposits	3,202	29,884
Net change in other short-term borrowings and federal funds purchased	14	195
Dividends paid on common and preferred stock	(444)	(417)
Proceeds from issuance of long-term debt	44	2,511
Repayment of long-term debt	(2,585)	(1,450)
Repurchases of treasury stock and related forward contract	(527)	—
Other	(77)	(41)
Net Cash (Used in) Provided by Financing Activities	(373)	30,682
Increase (Decrease) in Cash and Due from Banks	138	(57)
Cash and Due from Banks at Beginning of Period	3,147	3,278
Cash and Due from Banks at End of Period	$3,285	3,221

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2020 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2021	2020
Cash Payments:
Interest	$256	528
Income taxes	336	268

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$337	31
Loans and leases held for sale to portfolio loans and leases	20	29
Portfolio loans and leases to OREO	9	6
Loans and leases held for sale to OREO	—	2
Bank premises and equipment to OREO	17	—

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$31	27
Net additions to lease liabilities under finance leases	25	76
(a)Includes $139 of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2021
The Bancorp adopted the following new accounting standard during the six months ended June 30, 2021:

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

June 30, 2021 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$105	2	—	107
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	10,256	573	(20)	10,809
Agency commercial mortgage-backed securities	18,142	1,188	(36)	19,294
Non-agency commercial mortgage-backed securities	3,276	203	—	3,479
Asset-backed securities and other debt securities	3,764	48	(27)	3,785
Other securities(a)	520	—	—	520
Total available-for-sale debt and other securities	$36,081	2,014	(83)	38,012
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$9	—	—	9
Asset-backed securities and other debt securities	1	—	—	1
Total held-to-maturity securities	$10	—	—	10
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $33, $485 and $2, respectively, at June 30, 2021, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	June 30, 2021	December 31, 2020
Trading debt securities	$711	560
Equity securities	341	313

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $86 million and $87 million at June 30, 2021 and December 31, 2020, respectively, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Available-for-sale debt and other securities:
Realized gains	$7	—	8	1
Realized losses	—	—	(10)	(1)
Impairment losses	—	—	(7)	—
Net (losses) gains on available-for sale debt and other securities	$7	—	(9)	—
Total trading debt securities (losses) gains	$(7)	—	—	3
Total equity securities gains (losses)(a)	$11	21	21	(3)
Total gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$11	21	12	—
(a)Includes net unrealized gains of $10 and $17 for the three and six months ended June 30, 2021, respectively, and net unrealized gains of $21 and net unrealized losses of $2 for the three and six months ended June 30, 2020, respectively.
(b)Excludes $1 and $3 of net securities losses for the three and six months ended June 30, 2021, respectively, and $8 and $6 of net securities gains for the three and six months ended June 30, 2020, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses and gains are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

In the first quarter of 2021, the Bancorp recognized impairment losses on available-for-sale debt and other securities of $7 million. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both June 30, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and six months ended June 30, 2021 and 2020.

At both June 30, 2021 and December 31, 2020, investment securities with a fair value of $11.0 billion were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of June 30, 2021 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$886	907	4	4
1-5 years	14,074	14,825	4	4
5-10 years	11,482	12,349	—	—
Over 10 years	9,119	9,411	2	2
Other securities	520	520	—	—
Total	$36,081	38,012	10	10
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Agency residential mortgage-backed securities	$701	(20)	1	—	702	(20)
Agency commercial mortgage-backed securities	1,632	(36)	—	—	1,632	(36)
Non-agency commercial mortgage-backed securities	1	—	—	—	1	—
Asset-backed securities and other debt securities	435	(7)	843	(20)	1,278	(27)
Total	$2,769	(63)	844	(20)	3,613	(83)
December 31, 2020
Agency residential mortgage-backed securities	$426	(8)	1	—	427	(8)
Agency commercial mortgage-backed securities	388	(5)	—	—	388	(5)
Non-agency commercial mortgage-backed securities	2	—	—	—	2	—
Asset-backed securities and other debt securities	520	(7)	603	(17)	1,123	(24)
Total	$1,336	(20)	604	(17)	1,940	(37)

At both June 30, 2021 and December 31, 2020, $1 million of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	June 30, 2021	December 31, 2020
Loans and leases held for sale:
Commercial and industrial loans	$11	230
Commercial mortgage loans	33	7
Commercial construction loans	2	—
Commercial leases	—	39
Residential mortgage loans	5,684	4,465
Total loans and leases held for sale	$5,730	4,741
Portfolio loans and leases:
Commercial and industrial loans(a)	$47,564	49,665
Commercial mortgage loans	10,347	10,602
Commercial construction loans	5,871	5,815
Commercial leases	3,238	2,915
Total commercial loans and leases	$67,020	68,997
Residential mortgage loans(b)	$16,131	15,928
Home equity	4,545	5,183
Indirect secured consumer loans	15,192	13,653
Credit card	1,793	2,007
Other consumer loans	3,052	3,014
Total consumer loans	$40,713	39,785
Total portfolio loans and leases	$107,733	108,782
(a)Includes $3.7 billion and $4.8 billion as of June 30, 2021 and December 31, 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39 as of December 31, 2020 of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $274 million as of June 30, 2021 and $280 million as of December 31, 2020. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $356 million and $251 million as of June 30, 2021 and December 31, 2020, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $372 million and $350 million at June 30, 2021 and December 31, 2020, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.2 billion and $15.5 billion at June 30, 2021 and December 31, 2020, respectively, pledged at the FHLB, and loans of $42.0 billion and $37.8 billion at June 30, 2021 and December 31, 2020, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and industrial loans	$47,575	49,895	2	39
Commercial mortgage loans	10,380	10,609	4	8
Commercial construction loans	5,873	5,815	—	—
Commercial leases	3,238	2,954	—	1
Residential mortgage loans	21,815	20,393	57	70
Home equity	4,545	5,183	1	2
Indirect secured consumer loans	15,192	13,653	4	10
Credit card	1,793	2,007	14	31
Other consumer loans	3,052	3,014	1	2
Total loans and leases	$113,463	113,523	83	163
Less: Loans and leases held for sale	$5,730	4,741
Total portfolio loans and leases	$107,733	108,782

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Commercial and industrial loans	$13	65	40	115
Commercial mortgage loans	6	2	8	4
Commercial leases	(2)	11	(2)	16
Residential mortgage loans	—	1	(1)	2
Home equity	(1)	1	(1)	4
Indirect secured consumer loans	—	7	9	20
Credit card	20	34	45	71
Other consumer loans	8	9	17	20
Total net charge-offs	$44	130	115	252

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

The following table presents the components of the net investment in leases as of:

($ in millions)(a)	June 30, 2021	December 31, 2020
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,161	1,400
Unguaranteed residual assets (present value)	167	181
Net discount on acquired leases	—	(1)
Net investment in sales-type leases:
Lease payment receivable (present value)	1,551	976
Unguaranteed residual assets (present value)	48	36
(a)Excludes $311 and $323 of leveraged leases at June 30, 2021 and December 31, 2020, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 was $11 million and $23 million, respectively, for direct financing leases and $10 million and $20 million, respectively, for sales-type leases. For the three and six months ended June 30, 2020, interest income recognized was $17 million and $35 million, respectively, for direct financing leases and $6 million and $13 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of June 30, 2021 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2021	$216	278
2022	350	479
2023	224	288
2024	160	216
2025	114	150
2026	69	82
Thereafter	105	165
Total undiscounted cash flows	$1,238	1,658
Less: Difference between undiscounted cash flows and discounted cash flows	77	107
Present value of lease payments (recognized as lease receivables)	$1,161	1,551

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $24 million and $29 million at June 30, 2021 and December 31, 2020, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,329	247	632	2,208
Losses charged off(a)	(45)	(1)	(57)	(103)
Recoveries of losses previously charged off(a)	28	1	30	59
Benefit from loan and lease losses	(88)	(12)	(31)	(131)
Balance, end of period	$1,224	235	574	2,033
(a)The Bancorp recorded $8 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,313	260	775	2,348
Losses charged off(a)	(81)	(2)	(80)	(163)
Recoveries of losses previously charged off(a)	3	1	29	33
Provision for loan and lease losses(b)	267	68	143	478
Balance, end of period	$1,502	327	867	2,696
(a)The Bancorp recorded $9 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)Includes $1 in Residential Mortgage related to the initial recognition of an ALLL on PCD loans.

For the six months ended June 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged off(a)	(81)	(2)	(128)	(211)
Recoveries of losses previously charged off(a)	35	3	58	96
Benefit from loan and lease losses	(186)	(60)	(59)	(305)
Balance, end of period	$1,224	235	574	2,033
(a)The Bancorp recorded $18 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the six months ended June 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$710	73	298	121	1,202
Impact of adoption of ASU 2016-13(a)	160	196	408	(121)	643
Losses charged off(b)	(142)	(4)	(176)	—	(322)
Recoveries of losses previously charged off(b)	7	2	61	—	70
Provision for loan and lease losses	767	60	276	—	1,103
Balance, end of period	$1,502	327	867	—	2,696
(a)Includes $31, $2 and $1 in Commercial, Residential Mortgage and Consumer, respectively, related to the initial recognition of an ALLL on PCD loans.
(b)The Bancorp recorded $22 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$101	55	38	194
Collectively evaluated	1,123	180	536	1,839
Total ALLL	$1,224	235	574	2,033
Portfolio loans and leases:(b)
Individually evaluated	$629	539	295	1,463
Collectively evaluated	66,391	15,441	24,287	106,119
Total portfolio loans and leases	$67,020	15,980	24,582	107,582
(a)Includes $3 related to commercial leveraged leases at June 30, 2021.
(b)Excludes $151 of residential mortgage loans measured at fair value and includes $311 of commercial leveraged leases, net of unearned income at June 30, 2021.

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
(c)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 14 for further information.

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

For loans and leases that are collectively evaluated, the Bancorp utilizes models to forecast expected credit losses over a reasonable and supportable forecast period based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. For the commercial portfolio segment, the estimates for probability of default are primarily based on internal ratings assigned to each commercial borrower on a 13-point scale and historical observations of how those ratings migrate to a default over time in the context of macroeconomic conditions. For loans with available credit, the estimate of the expected balance at the time of default considers expected utilization rates, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. For more information about the Bancorp’s processes for developing these models, estimating credit losses for periods beyond the reasonable and supportable forecast period and for estimating credit losses for individually evaluated loans, refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk grade:

As of June 30, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$3,164	4,183	1,733	743	466	928	32,500	—	43,717
Special mention	17	33	35	26	30	21	1,210	—	1,372
Substandard	26	92	59	119	70	109	2,000	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$3,207	4,308	1,827	888	566	1,058	35,710	—	47,564
Commercial mortgage owner-occupied loans:
Pass	$517	927	596	358	246	513	1,140	—	4,297
Special mention	4	30	40	2	—	22	85	—	183
Substandard	38	67	11	25	2	27	107	—	277
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$559	1,024	647	385	248	562	1,332	—	4,757
Commercial mortgage nonowner-occupied loans:
Pass	$205	736	627	381	207	459	1,598	—	4,213
Special mention	31	120	57	61	8	—	338	—	615
Substandard	31	195	26	64	3	11	432	—	762
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$267	1,051	710	506	218	470	2,368	—	5,590
Commercial construction loans:
Pass	$28	73	47	27	—	11	4,715	—	4,901
Special mention	—	66	—	—	—	—	442	—	508
Substandard	15	—	—	—	—	—	447	—	462
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$43	139	47	27	—	11	5,604	—	5,871
Commercial leases:
Pass	$732	511	350	276	297	989	—	—	3,155
Special mention	1	7	7	5	—	4	—	—	24
Substandard	10	3	7	12	16	11	—	—	59
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$743	521	364	293	313	1,004	—	—	3,238
Total commercial loans and leases:
Pass	$4,646	6,430	3,353	1,785	1,216	2,900	39,953	—	60,283
Special mention	53	256	139	94	38	47	2,075	—	2,702
Substandard	120	357	103	220	91	158	2,986	—	4,035
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$4,819	7,043	3,595	2,099	1,345	3,105	45,014	—	67,020

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,042	2,144	1,114	700	471	703	31,657	—	43,831
Special mention	66	46	167	46	5	21	2,317	—	2,668
Substandard	119	80	107	60	39	104	2,639	—	3,148
Doubtful	—	2	9	—	—	—	7	—	18
Total commercial and industrial loans	$7,227	2,272	1,397	806	515	828	36,620	—	49,665
Commercial mortgage owner-occupied loans:
Pass	$1,047	655	416	288	249	420	1,025	—	4,100
Special mention	58	12	16	7	2	17	64	—	176
Substandard	211	17	33	7	13	30	88	—	399
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,316	684	465	302	264	467	1,177	—	4,675
Commercial mortgage nonowner-occupied loans:
Pass	$902	679	548	247	223	341	1,626	—	4,566
Special mention	252	68	17	8	36	9	416	—	806
Substandard	149	3	49	14	2	25	301	—	543
Doubtful	12	—	—	—	—	—	—	—	12
Total commercial mortgage nonowner-occupied loans	$1,315	750	614	269	261	375	2,343	—	5,927
Commercial construction loans:
Pass	$98	49	27	—	9	12	4,721	—	4,916
Special mention	67	—	—	—	—	—	591	—	658
Substandard	8	—	—	—	—	—	233	—	241
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$173	49	27	—	9	12	5,545	—	5,815
Commercial leases:
Pass	$622	374	315	369	314	824	—	—	2,818
Special mention	5	16	5	—	—	—	—	—	26
Substandard	7	4	16	21	6	17	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$634	394	336	390	320	841	—	—	2,915
Total commercial loans and leases:
Pass	$9,711	3,901	2,420	1,604	1,266	2,300	39,029	—	60,231
Special mention	448	142	205	61	43	47	3,388	—	4,334
Substandard	494	104	205	102	60	176	3,261	—	4,402
Doubtful	12	2	9	—	—	—	7	—	30
Total commercial loans and leases	$10,665	4,149	2,839	1,767	1,369	2,523	45,685	—	68,997

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of June 30, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$47,398	111	55	166	47,564	2
Commercial mortgage owner-occupied loans	4,706	35	16	51	4,757	4
Commercial mortgage nonowner-occupied loans	5,587	1	2	3	5,590	—
Commercial construction loans	5,871	—	—	—	5,871	—
Commercial leases	3,224	13	1	14	3,238	—
Total portfolio commercial loans and leases	$66,786	160	74	234	67,020	6
(a)Includes accrual and nonaccrual loans and leases.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$49,421	119	125	244	49,665	39
Commercial mortgage owner-occupied loans	4,645	7	23	30	4,675	7
Commercial mortgage nonowner-occupied loans	5,860	31	36	67	5,927	1
Commercial construction loans	5,808	7	—	7	5,815	—
Commercial leases	2,906	7	2	9	2,915	1
Total portfolio commercial loans and leases	$68,640	171	186	357	68,997	48
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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of June 30, 2021 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$3,080	3,840	1,696	574	1,226	5,439	—	—	15,855
30-89 days past due	1	2	1	—	2	13	—	—	19
90 days or more past due	—	3	4	2	5	43	—	—	57
Total performing	3,081	3,845	1,701	576	1,233	5,495	—	—	15,931
Nonperforming	—	—	—	1	3	45	—	—	49
Total residential mortgage loans(b)	$3,081	3,845	1,701	577	1,236	5,540	—	—	15,980
Home equity:
Performing:
Current	$1	9	18	23	3	134	4,243	8	4,439
30-89 days past due	—	—	—	—	—	3	17	—	20
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	1	9	18	23	3	138	4,260	8	4,460
Nonperforming	—	—	—	—	—	10	74	1	85
Total home equity	$1	9	18	23	3	148	4,334	9	4,545
Indirect secured consumer loans:
Performing:
Current	$4,691	5,268	2,930	1,252	593	337	—	—	15,071
30-89 days past due	5	17	20	15	7	4	—	—	68
90 days or more past due	—	1	1	1	1	—	—	—	4
Total performing	4,696	5,286	2,951	1,268	601	341	—	—	15,143
Nonperforming	—	29	6	7	4	3	—	—	49
Total indirect secured consumer loans	$4,696	5,315	2,957	1,275	605	344	—	—	15,192
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,737	—	1,737
30-89 days past due	—	—	—	—	—	—	15	—	15
90 days or more past due	—	—	—	—	—	—	14	—	14
Total performing	—	—	—	—	—	—	1,766	—	1,766
Nonperforming	—	—	—	—	—	—	27	—	27
Total credit card	$—	—	—	—	—	—	1,793	—	1,793
Other consumer loans:
Performing:
Current	$451	702	382	371	138	57	936	1	3,038
30-89 days past due	1	2	3	2	1	—	2	—	11
90 days or more past due	—	—	1	—	—	—	—	—	1
Total performing	452	704	386	373	139	57	938	1	3,050
Nonperforming	—	1	—	—	—	—	1	—	2
Total other consumer loans	$452	705	386	373	139	57	939	1	3,052
Total residential mortgage and consumer loans:
Performing:
Current	$8,223	9,819	5,026	2,220	1,960	5,967	6,916	9	40,140
30-89 days past due	7	21	24	17	10	20	34	—	133
90 days or more past due	—	4	6	3	6	44	14	—	77
Total performing	8,230	9,844	5,056	2,240	1,976	6,031	6,964	9	40,350
Nonperforming	—	30	6	8	7	58	102	1	212
Total residential mortgage and consumer loans(b)	$8,230	9,874	5,062	2,248	1,983	6,089	7,066	10	40,562
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2021, $65 of these loans were 30-89 days past due and $163 were 90 days or more past due. The Bancorp recognized an immaterial amount and $1 of losses during the three and six months ended June 30, 2021, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $151 of residential mortgage loans measured at fair value at June 30, 2021.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$4,006	2,128	827	1,635	2,301	4,719	—	—	15,616
30-89 days past due	1	1	3	3	1	12	—	—	21
90 days or more past due	—	6	2	7	7	48	—	—	70
Total performing	4,007	2,135	832	1,645	2,309	4,779	—	—	15,707
Nonperforming	1	—	2	2	3	52	—	—	60
Total residential mortgage loans(b)	$4,008	2,135	834	1,647	2,312	4,831	—	—	15,767
Home equity:
Performing:
Current	$11	24	30	4	2	153	4,825	10	5,059
30-89 days past due	—	—	—	—	—	3	33	—	36
90 days or more past due	—	—	—	—	—	2	—	—	2
Total performing	11	24	30	4	2	158	4,858	10	5,097
Nonperforming	—	—	—	—	—	10	75	1	86
Total home equity	$11	24	30	4	2	168	4,933	11	5,183
Indirect secured consumer loans:
Performing:
Current	$6,626	3,752	1,678	860	372	214	—	—	13,502
30-89 days past due	25	41	31	17	7	4	—	—	125
90 days or more past due	1	2	3	2	1	1	—	—	10
Total performing	6,652	3,795	1,712	879	380	219	—	—	13,637
Nonperforming	1	5	4	3	2	1	—	—	16
Total indirect secured consumer loans	$6,653	3,800	1,716	882	382	220	—	—	13,653
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,914	—	1,914
30-89 days past due	—	—	—	—	—	—	30	—	30
90 days or more past due	—	—	—	—	—	—	31	—	31
Total performing	—	—	—	—	—	—	1,975	—	1,975
Nonperforming	—	—	—	—	—	—	32	—	32
Total credit card	$—	—	—	—	—	—	2,007	—	2,007
Other consumer loans:
Performing:
Current	$883	546	437	178	32	40	878	1	2,995
30-89 days past due	2	5	4	2	—	—	2	—	15
90 days or more past due	—	2	—	—	—	—	—	—	2
Total performing	885	553	441	180	32	40	880	1	3,012
Nonperforming	—	—	—	—	—	1	1	—	2
Total other consumer loans	$885	553	441	180	32	41	881	1	3,014
Total residential mortgage and consumer loans:
Performing:
Current	$11,526	6,450	2,972	2,677	2,707	5,126	7,617	11	39,086
30-89 days past due	28	47	38	22	8	19	65	—	227
90 days or more past due	1	10	5	9	8	51	31	—	115
Total performing	11,555	6,507	3,015	2,708	2,723	5,196	7,713	11	39,428
Nonperforming	2	5	6	5	5	64	108	1	196
Total residential mortgage and consumer loans(b)	$11,557	6,512	3,021	2,713	2,728	5,260	7,821	12	39,624
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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	June 30, 2021	December 31, 2020
Commercial loans and leases:
Commercial and industrial loans	$539	810
Commercial mortgage owner-occupied loans	35	101
Commercial mortgage nonowner-occupied loans	29	82
Commercial construction loans	18	19
Commercial leases	8	6
Total commercial loans and leases	$629	1,018
Residential mortgage loans	67	80
Consumer loans:
Home equity	65	71
Indirect secured consumer loans	9	9
Total consumer loans	$74	80
Total portfolio loans and leases	$770	1,178

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	June 30, 2021			December 31, 2020
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$181	167	348	213	260	473
Commercial mortgage owner-occupied loans	11	17	28	20	60	80
Commercial mortgage nonowner-occupied loans	23	1	24	34	43	77
Commercial construction loans	—	—	—	1	—	1
Commercial leases	6	3	9	6	1	7
Total nonaccrual portfolio commercial loans and leases	$221	188	409	274	364	638
Residential mortgage loans	3	46	49	11	49	60
Consumer loans:
Home equity	56	29	85	55	31	86
Indirect secured consumer loans	42	7	49	8	8	16
Credit card	27	—	27	32	—	32
Other consumer loans	2	—	2	2	—	2
Total nonaccrual portfolio consumer loans	$127	36	163	97	39	136
Total nonaccrual portfolio loans and leases(a)(b)	$351	270	621	382	452	834
OREO and other repossessed property	—	36	36	—	30	30
Total nonperforming portfolio assets(a)(b)	$351	306	657	382	482	864
(a)Excludes $13 and $5 of nonaccrual loans held for sale as of June 30, 2021 and December 31, 2020, respectively, and $27 and $1 of nonaccrual restructured loans held for sale as of June 30, 2021 and December 31, 2020, respectively.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of June 30, 2021 and December 31, 2020, respectively, of which $13 and $17 are restructured nonaccrual government insured commercial loans as of June 30, 2021 and December 31, 2020, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the interest income recognized on the Bancorp’s nonaccrual loans and leases, by class:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Commercial loans and leases:
Commercial and industrial loans	$4	3	9	4
Commercial mortgage owner-occupied loans	2	—	7	—
Commercial mortgage nonowner-occupied loans	2	—	2	—
Commercial leases	—	—	—	1
Total nonaccrual portfolio commercial loans and leases	$8	3	18	5
Residential mortgage loans	6	7	13	15
Consumer loans:
Home equity	2	2	4	5
Indirect secured consumer loans	—	—	1	—
Credit card	1	1	2	2
Total nonaccrual portfolio consumer loans	$3	3	7	7
Total nonaccrual portfolio loans and leases	$17	13	38	27

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $118 million and $136 million as of June 30, 2021 and December 31, 2020, respectively.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs include concessions granted under reorganization, arrangement or other provisions of the Federal Bankruptcy Act. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, the extent of collateral, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the expected credit loss as either the difference between the amortized cost of the loan and the fair value of collateral less cost to sell or the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance regardless of which is used because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR that is not collateral-dependent, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the amortized cost basis of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan that is not collateral-dependent, the Bancorp recognizes an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. Loans discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower are treated as nonaccrual collateral-dependent loans with a charge-off recognized to reduce the carrying values of such loans to the fair value of the related collateral less costs to sell. Certain loan modifications which were made in response to the COVID-19 pandemic were not evaluated for classification as a TDR. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section of Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $41 million and $67 million, respectively, as of June 30, 2021 compared to $67 million and $72 million, respectively, as of December 31, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	7	$25	—	—
Residential mortgage loans	124	23	1	—
Consumer loans:
Home equity	39	2	—	—
Indirect secured consumer loans	450	8	—	—
Credit card	1,373	8	1	—
Total portfolio loans	1,993	$66	2	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2020 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	33	$107	14	—
Commercial mortgage owner-occupied loans	17	12	—	—
Commercial mortgage nonowner-occupied loans	9	14	—	—
Commercial construction	2	21	1	—
Residential mortgage loans	109	13	1	—
Consumer loans:
Home equity	21	2	—	—
Indirect secured consumer loans	20	—	—	—
Credit card	973	5	2	—
Total portfolio loans	1,184	$174	18	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the six months ended:

June 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	26	$31	1	—
Commercial mortgage owner-occupied loans	1	4	—	—
Commercial mortgage nonowner-occupied loans	3	25	—	—
Residential mortgage loans	302	59	2	—
Consumer loans:
Home equity	97	5	(1)	—
Indirect secured consumer loans	2,193	51	1	—
Credit card	3,168	18	4	—
Total portfolio loans	5,790	$193	7	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Recorded Investment in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	63	$176	24	—
Commercial mortgage owner-occupied loans	28	19	—	—
Commercial mortgage nonowner-occupied loans	12	22	—	—
Commercial construction	3	21	1	—
Residential mortgage loans	293	37	1	—
Consumer loans:
Home equity	42	4	(1)	—
Indirect secured consumer loans	42	—	—	—
Credit card	2,857	15	6	—
Total portfolio loans	3,340	$294	31	—
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2021 and 2020 and were within 12 months of the restructuring date:

June 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Residential mortgage loans	16	2
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	32	—
Credit card	11	—
Total portfolio loans	65	$2
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

June 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$4
Commercial mortgage owner-occupied loans	5	1
Commercial mortgage nonowner-occupied loans	1	4
Residential mortgage loans	25	4
Consumer loans:
Home equity	2	—
Indirect secured consumer loans	3	—
Credit card	16	—
Total portfolio loans	58	$13
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2021 and 2020 and were within 12 months of the restructuring date:

June 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	1	$—
Commercial mortgage nonowner-occupied loans	1	25
Residential mortgage loans	51	7
Consumer loans:
Home equity	17	1
Indirect secured consumer loans	58	1
Credit card	34	—
Total portfolio loans	162	$34
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

June 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$4
Commercial mortgage owner-occupied loans	7	2
Commercial mortgage nonowner-occupied loans	2	9
Residential mortgage loans	72	10
Consumer loans:
Home equity	3	—
Indirect secured consumer loans	6	—
Credit card	217	1
Total portfolio loans	313	$26
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2021	December 31, 2020
Equipment	$2,348	2,302
Buildings(a)	1,625	1,612
Land and improvements(a)	641	636
Leasehold improvements	472	467
Construction in progress(a)	103	108
Bank premises and equipment held for sale:
Land and improvements	18	27
Buildings	7	8
Accumulated depreciation and amortization	(3,141)	(3,072)
Total bank premises and equipment	$2,073	2,088
(a)Buildings, land and improvements and construction in progress included $50 and $46 associated with parcels of undeveloped land intended for future branch expansion at June 30, 2021 and December 31, 2020, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 43 banking centers throughout its footprint during the six months ended June 30, 2021.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $12 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $14 million for the six months ended June 30, 2021 and 2020, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $715 million and $777 million at June 30, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $298 million and $290 million at June 30, 2021 and December 31, 2020, respectively. The Bancorp recorded lease income of $39 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during both the three months ended June 30, 2021 and 2020, and $78 million during both the six months ended June 30, 2021 and 2020. Depreciation expense related to operating lease equipment was $31 million during both the three months ended June 30, 2021 and 2020, and $64 million and $63 million during the six months ended June 30, 2021 and 2020, respectively. The Bancorp received payments of $80 million related to operating leases during both the six months ended June 30, 2021 and 2020.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized an immaterial amount of impairment losses associated with operating lease assets for both the three months ended June 30, 2021 and 2020 and recognized $25 million and $3 million of impairment losses for the six months ended June 30, 2021 and 2020, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2021 through 2026 and thereafter:

As of June 30, 2021 ($ in millions)	Undiscounted Cash Flows
Remainder of 2021	$73
2022	129
2023	102
2024	65
2025	42
2026	26
Thereafter	39
Total operating lease payments	$476

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$425	423
Finance lease right-of-use assets	Bank premises and equipment	144	129
Total right-of-use assets(a)		$569	552
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$523	527
Finance lease liabilities	Long-term debt	146	130
Total lease liabilities		$669	657
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $169 and $38, respectively, as of June 30, 2021, and $152 and $29, respectively, as of December 31, 2020.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2021	2020	2021	2020
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$4	2	9	3
Interest on lease liabilities	Interest on long-term debt	1	—	2	1
Total finance lease costs		$5	2	11	4
Operating lease cost	Net occupancy expense	$19	22	39	46
Short-term lease cost	Net occupancy expense	—	—	1	1
Variable lease cost	Net occupancy expense	8	7	16	14
Sublease income	Net occupancy expense	—	—	(1)	(1)
Total operating lease costs		$27	29	55	60
Total lease costs		$32	31	66	64

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $2 million and $3 million of impairment losses and termination charges for the ROU assets related to certain operating leases during the three months ended June 30, 2021 and 2020, respectively, and $2 million and $5 million during the six months ended June 30, 2021 and 2020, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows payable for both operating leases and finance leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of June 30, 2021 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$44	9	53
2022	83	20	103
2023	76	18	94
2024	68	18	86
2025	60	12	72
2026	51	6	57
Thereafter	220	100	320
Total undiscounted cash flows	$602	183	785
Less: Difference between undiscounted cash flows and discounted cash flows	79	37	116
Present value of lease liabilities	$523	146	669

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	9.09	9.06
Finance leases	14.42	12.93
Weighted-average discount rate:
Operating leases	2.95%	3.05
Finance leases	2.58	2.39

The following table presents information related to lease transactions for the six months ended June 30:

($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$44	47
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	9	2

Gains on sale-leaseback transactions	2	—
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

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2021
Core deposit intangibles	$229	(135)	94
Customer relationships	24	(6)	18
Operating leases	14	(11)	3
Other	3	(1)	2
Total intangible assets	$270	(153)	117
As of December 31, 2020
Core deposit intangibles	$229	(116)	113
Customer relationships	24	(5)	19
Operating leases	17	(12)	5
Other	3	(1)	2
Total intangible assets	$273	(134)	139

As of June 30, 2021, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $10 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, and $22 million and $29 million for the six months ended June 30, 2021 and 2020, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of June 30, 2021. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2021 through 2025 is as follows:

($ in millions)	Total
Remainder of 2021	$20
2022	33
2023	24
2024	16
2025	9

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to certain automobile loan securitizations where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for consolidated VIEs as of:

($ in millions)	June 30, 2021	December 31, 2020
Assets:
Other short-term investments	$33	55
Indirect secured consumer loans	455	756
ALLL	(3)	(7)
Other assets	3	5
Total assets	$488	809
Liabilities:
Other liabilities	$1	2
Long-term debt	400	656
Total liabilities	$401	658

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,668	519	1,668
Private equity investments	117	—	208
Loans provided to VIEs	2,872	—	4,268
Lease pool entities	75	—	75

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	478	1,546
Private equity investments	117	—	200
Loans provided to VIEs	2,420	—	3,649
Lease pool entities	73	—	73

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

The Bancorp’s CDC investments included $1.4 billion and $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively. The unfunded commitments related to these investments were $514 million and $478 million at June 30, 2021 and December 31, 2020, respectively. The unfunded commitments as of June 30, 2021 are expected to be funded from 2021 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2021	2020	2021	2020
Proportional amortization	Applicable income tax expense	$43	27	87	32
Tax credits and other benefits	Applicable income tax expense	(50)	(32)	(101)	(37)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2021 and 2020.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at June 30, 2021 and December 31, 2020, the Bancorp’s unfunded commitment amounts to the private equity funds were $91 million and $83 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $6 million and $1 million during the three months ended June 30, 2021 and 2020, respectively, and $7 million and $5 million during the six months ended June 30, 2021 and 2020, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2021 and December 31, 2020, the Bancorp’s unfunded commitments to these entities were $1.4 billion and $1.2 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2021 and 2020. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Residential mortgage loan sales(a)	$4,416	3,063	7,626	6,018

Origination fees and gains on loan sales	81	95	170	176
Gross mortgage servicing fees	59	63	117	130
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the six months ended June 30:

($ in millions)	2021	2020
Balance, beginning of period	$656	993
Servicing rights originated	103	101
Servicing rights purchased	109	30
Changes in fair value:
Due to changes in inputs or assumptions(a)	103	(343)
Other changes in fair value(b)	(153)	(105)
Balance, end of period	$818	676
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	$1	—	(1)	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	46	11	(88)	361
MSR fair value adjustment due to changes in inputs or assumptions(a)	(49)	(12)	103	(343)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended June 30, 2021 and 2020 were as follows:

	June 30, 2021			June 30, 2020
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	5.9	12.3%	610	5.8	12.4%	777
Adjustable-rate	—	—	—	3.0	27.1	725

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2021 and December 31, 2020, the Bancorp serviced $71.5 billion and $68.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2021, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

			Prepayment Speed Assumption				OAS Assumption
	Fair Value ($ in millions)(a)	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$812	5.0	14.5%	$(29)	(55)	(125)	542	$(16)	(32)
Adjustable-rate	6	3.7	21.6	—	(1)	(2)	978	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2021 and December 31, 2020, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $1.0 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $898 million and $1.1 billion were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $26 million and $42 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2021 and December 31, 2020, the balance of collateral posted by the Bancorp for derivative liabilities was $1.1 billion and $463 million, respectively. Additionally, as of June 30, 2021 and December 31, 2020, $768 million and $1.1 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both June 30, 2021 and December 31, 2020, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2021 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,455	429	—
Total fair value hedges		429	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	183	—
Interest rate swaps related to C&I loans	8,000	—	1
Total cash flow hedges		183	1
Total derivatives designated as qualifying hedging instruments		612	1
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,310	146	—
Forward contracts related to residential mortgage loans held for sale(b)	3,395	1	8
Swap associated with the sale of Visa, Inc. Class B Shares	3,836	—	213
Foreign exchange contracts	208	5	—
Interest rate contracts for collateral management	12,000	5	5
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives – risk management and other business purposes		157	226
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	80,338	879	225
Interest rate lock commitments	1,865	39	—
Commodity contracts	10,369	1,240	1,209
TBA securities	92	—	—
Foreign exchange contracts	19,778	281	246
Total free-standing derivatives – customer accommodation		2,439	1,680
Total derivatives not designated as qualifying hedging instruments		2,596	1,906
Total		$3,208	1,907
(a)Derivative assets and liabilities are presented net of variation margin of $52 and $734, respectively.
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2021, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of June 30, 2021 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2021	2020	2021	2020
Change in fair value of interest rate swaps hedging long- term debt	Interest on long-term debt	$46	(1)	(99)	226
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(46)	2	99	(225)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	June 30, 2021	December 31, 2020
Carrying amount of the hedged items	Long-term debt	$1,879	2,478
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	435	534

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2021, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of June 30, 2021, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 42 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2021 and December 31, 2020, $548 million and $718 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2021, $213 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to June 30, 2021.

During both the three and six months ended June 30, 2021 and 2020, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	$11	83	(70)	624
Amount of pre-tax net gains reclassified from OCI into net income	73	62	146	94

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2021	2020	2021	2020
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(58)	47	9	(11)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	46	11	(88)	361
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	(6)	(5)	8
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(37)	(29)	(50)	(51)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.4 billion at both June 30, 2021 and December 31, 2020 and the fair value was a liability of $8 million at both June 30, 2021 and December 31, 2020, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2021, the risk participation agreements had a weighted-average remaining life of 3.2 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2021	December 31, 2020
Pass	$3,385	3,231
Special mention	14	113
Substandard	49	52
Total	$3,448	3,396

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2021	2020	2021	2020
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$12	12	19	26
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	16	(34)
Interest rate lock commitments	Mortgage banking net revenue	57	82	89	182
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	6	4	11	7
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	—	(1)
Commodity contracts for customers (credit losses)	Other noninterest expense	—	(1)	—	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	16	14	30	26
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	(2)	(3)	(1)	3
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—	(1)

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

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of June 30, 2021
Derivative assets	$3,169	(742)	(632)	1,795
Derivative liabilities	1,907	(742)	(811)	354
As of December 31, 2020
Derivative assets	$2,862	(621)	(755)	1,486
Derivative liabilities	1,072	(621)	(221)	230
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	June 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$533	679
Derivative collateral	596	474
Other secured borrowings	1	39
Total other short-term borrowings	$1,130	1,192

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both June 30, 2021 and December 31, 2020, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other secured borrowings at December 31, 2020 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp is required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans. The Bancorp repurchased these loans during the second quarter of 2021.

15. Capital Actions

Accelerated Share Repurchase Transactions
During the six months ended June 30, 2021, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the six months ended June 30, 2021:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2021	December 31, 2020
Commitments to extend credit	$77,081	74,499
Forward contracts related to residential mortgage loans held for sale	3,395	2,903
Letters of credit	1,858	1,982
Purchase obligations	161	195
Capital expenditures	93	75
Capital commitments for private equity investments	91	83

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2021 and December 31, 2020, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $189 million and $172 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2021	December 31, 2020
Pass	$74,230	71,386
Special mention	1,468	2,049
Substandard	1,383	1,063
Doubtful	—	1
Total commitments to extend credit	$77,081	74,499

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2021:

($ in millions)
Less than 1 year(a)	$999
1 - 5 years(a)	856
Over 5 years	3
Total letters of credit	$1,858
(a)Includes $14 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 -5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both June 30, 2021 and December 31, 2020, and are considered guarantees in accordance with U.S. GAAP. Approximately 72% and 68% of the total standby letters of credit were collateralized as of June 30, 2021 and December 31, 2020, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $25

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
million and $27 million at June 30, 2021 and December 31, 2020, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2021	December 31, 2020
Pass	$1,632	1,739
Special mention	66	111
Substandard	160	132
Total letters of credit	$1,858	1,982

At June 30, 2021 and December 31, 2020, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2021 and December 31, 2020, total VRDNs in which the Bancorp was the remarketing agent or that were supported by a Bancorp letter of credit were $485 million and $385 million, respectively, of which FTS acted as the remarketing agent to issuers on $485 million and $385 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $138 million and $142 million of the VRDNs remarketed by FTS at June 30, 2021 and December 31, 2020, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp did not hold any of these VRDNs in its portfolio at June 30, 2021 or December 31, 2020 but classifies them as trading debt securities when held.

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

As of June 30, 2021 and December 31, 2020, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million and $8 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2021 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For both the three months ended June 30, 2021 and 2020, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $9 million and $7 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2021 and 2020, the Bancorp paid $1 million and an immaterial amount, respectively, in the form of make-whole payments and repurchased $19 million and $13 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2021 and 2020 were $18 million and $9 million, respectively. Total repurchase demand requests during the six months ended June 30, 2021 and 2020 were $28 million and $19 million, respectively. Total outstanding repurchase demand inventory was $11 million and $5 million at June 30, 2021 and December 31, 2020, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $27 million and $14 million at June 30, 2021 and December 31, 2020, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2021 and December 31, 2020.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through June 30, 2021, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $213 million at June 30, 2021 and $201 million at December 31, 2020. Refer to Note 13 and Note 21 for further information.

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

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On July 28, 2021 the trial court issued an order granting summary judgment to Fifth Third on a portion of plaintiffs’ unjust enrichment claim, leaving the remainder of the claim to be resolved at trial, currently scheduled for February 22, 2022.

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

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action lawsuit against Fifth Third Bancorp, Fifth Third Chairman and Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint. On April 27, 2021, the Court granted the defendants’ motion to dismiss and provided plaintiff with leave to amend to attempt to cure the deficiencies.

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

Governmental Investigations and Proceedings
The Bancorp and/or its affiliates are or may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the FRB, OCC, CFPB, SEC, FINRA, U.S. Department of Justice, etc., as well as state and other governmental authorities and self-regulatory

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences or reputational harm to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement. Additionally, in some cases, regulatory authorities may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed.

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $49 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

18. Income Taxes
The applicable income tax expense was $202 million and $49 million for the three months ended June 30, 2021 and 2020, respectively, and $391 million and $61 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates for the three months ended June 30, 2021 and 2020 were 22.1% and 19.9%, respectively, and 21.8% and 20.4% for the six months ended June 30, 2021 and 2020, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
19. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
June 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$306	(71)	235
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(7)	2	(5)
Net unrealized gains on available-for-sale debt securities	299	(69)	230	1,242	230	1,472

Unrealized holding gains on cash flow hedge derivatives arising during period	11	(2)	9
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(73)	15	(58)
Net unrealized gains on cash flow hedge derivatives	(62)	13	(49)	597	(49)	548

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	2	(1)	1	(43)	1	(42)

Other	—	—	—	(4)	—	(4)
Total	$239	(57)	182	1,792	182	1,974

	Total OCI			Total AOCI
June 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$602	(146)	456
Net unrealized gains on available-for-sale debt securities	602	(146)	456	1,694	456	2,150

Unrealized holding gains on cash flow hedge derivatives arising during period	83	(17)	66
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(62)	13	(49)
Net unrealized gains on cash flow hedge derivatives	21	(4)	17	824	17	841

Reclassification of amounts to net periodic benefit costs	1	—	1
Defined benefit pension plans, net	1	—	1	(41)	1	(40)
Total	$624	(150)	474	2,477	474	2,951

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the six months ended:

	Total OCI			Total AOCI
June 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(609)	143	(466)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	9	(2)	7
Net unrealized gains on available-for-sale debt securities	(600)	141	(459)	1,931	(459)	1,472

Unrealized holding losses on cash flow hedge derivatives arising during period	(70)	15	(55)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(146)	31	(115)
Net unrealized gains on cash flow hedge derivatives	(216)	46	(170)	718	(170)	548

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	3	(1)	2	(44)	2	(42)

Other	—	—	—	(4)	—	(4)
Total	$(813)	186	(627)	2,601	(627)	1,974

	Total OCI			Total AOCI
June 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,757	(419)	1,338
Net unrealized gains on available-for-sale debt securities	1,757	(419)	1,338	812	1,338	2,150

Unrealized holding gains on cash flow hedge derivatives arising during period	624	(131)	493
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(94)	20	(74)
Net unrealized gains on cash flow hedge derivatives	530	(111)	419	422	419	841

Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	3	(1)	2	(42)	2	(40)
Total	$2,290	(531)	1,759	1,192	1,759	2,951

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2021	2020	2021	2020
Net unrealized gains on available-for-sale debt securities:(b)
Net losses included in net income	Securities gains (losses), net	$7	—	(9)	—
	Income before income taxes	7	—	(9)	—
	Applicable income tax expense	(2)	—	2	—
	Net income	5	—	(7)	—
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	73	62	146	94
	Income before income taxes	73	62	146	94
	Applicable income tax expense	(15)	(13)	(31)	(20)
	Net income	58	49	115	74
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(2)	(1)	(3)	(3)
Settlements	Compensation and benefits(a)	(1)	—	(1)	—
	Income before income taxes	(3)	(1)	(4)	(3)
	Applicable income tax expense	1	—	1	1
	Net income	(2)	(1)	(3)	(2)

Total reclassifications for the period	Net income	$61	48	105	72
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2021			2020
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$674			$163
Less: Income allocated to participating securities	1			1
Net income allocated to common shareholders	$673	709	$0.95	$162	715	$0.23
Earnings Per Diluted Share:
Net income available to common shareholders	$674			$163
Effect of dilutive securities:
Stock-based awards	—	9		—	3
Net income available to common shareholders plus assumed conversions	$674			$163
Less: Income allocated to participating securities	1			1
Net income allocated to common shareholders plus assumed conversions	$673	718	$0.94	$162	718	$0.23

	2021			2020
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$1,348			$193
Less: Income allocated to participating securities	4			2
Net income allocated to common shareholders	$1,344	712	$1.89	$191	714	$0.27
Earnings Per Diluted Share:
Net income available to common shareholders	$1,348			$193
Effect of dilutive securities:
Stock-based awards	—	9		—	5
Net income available to common shareholders plus assumed conversions	$1,348			$193
Less: Income allocated to participating securities	4			2
Net income allocated to common shareholders plus assumed conversions	$1,344	721	$1.87	$191	719	$0.27

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and six months ended June 30, 2021 excludes an immaterial amount of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2020 excludes 12 million and 9 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$107	—	—	107
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	10,809	—	10,809
Agency commercial mortgage-backed securities	—	19,294	—	19,294
Non-agency commercial mortgage-backed securities	—	3,479	—	3,479
Asset-backed securities and other debt securities	—	3,785	—	3,785
Available-for-sale debt and other securities(a)	107	37,385	—	37,492
Trading debt securities:
U.S. Treasury and federal agencies securities	96	—	—	96
Obligations of states and political subdivisions securities	—	63	—	63
Agency residential mortgage-backed securities	—	69	—	69
Asset-backed securities and other debt securities	—	483	—	483
Trading debt securities	96	615	—	711
Equity securities	329	12	—	341
Residential mortgage loans held for sale	—	1,633	—	1,633
Residential mortgage loans(b)	—	—	151	151
Servicing rights	—	—	818	818
Derivative assets:
Interest rate contracts	1	1,642	39	1,682
Foreign exchange contracts	—	286	—	286
Commodity contracts	27	1,213	—	1,240
Derivative assets(c)	28	3,141	39	3,208
Total assets	$560	42,786	1,008	44,354
Liabilities:
Derivative liabilities:
Interest rate contracts	$8	223	8	239
Foreign exchange contracts	—	246	—	246
Equity contracts	—	—	213	213
Commodity contracts	397	812	—	1,209
Derivative liabilities(d)	405	1,281	221	1,907
Short positions:
U.S. Treasury and federal agencies securities	110	—	—	110
Asset-backed securities and other debt securities	—	417	—	417
Short positions(d)	110	417	—	527
Total liabilities	$515	1,698	221	2,434
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $33, $485 and $2, respectively, at June 30, 2021.
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

Available-for-sale debt and other securities, trading debt securities and equity securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and equity securities. If quoted market prices are not available, then fair values are estimated using pricing models which primarily utilize quoted prices of securities with similar characteristics. Level 2 securities may include federal agencies securities, obligations of states and political subdivisions securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities, asset-backed securities and other debt securities and equity securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2021 and December 31, 2020, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net asset fair value of the Bancorp’s IRLCs at June 30, 2021 was $39 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $16 million and $29 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $18 million and $37 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $4 million and $8 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $4 million and $8 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Short positions
Where quoted prices are available in an active market, short positions are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models which primarily utilize quoted prices of securities with similar characteristics and therefore are classified within Level 2 of the valuation hierarchy. Level 2 securities include asset-backed and other debt securities.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$153	784	30	(195)	772
Total (losses) gains (realized/unrealized):(b)
Included in earnings	—	(122)	57	(37)	(102)
Purchases/originations	—	156	—	—	156
Settlements	(12)	—	(56)	19	(49)
Transfers into Level 3(c)	10	—	—	—	10
Balance, end of period	$151	818	31	(213)	787
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2021	$—	(56)	37	(37)	(56)
(a)Net interest rate derivatives include derivative assets and liabilities of $39 and $8, respectively, as of June 30, 2021.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$185	685	61	(171)	760
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(2)	(70)	83	(29)	(18)
Purchases/originations	—	61	5	—	66
Settlements	(20)	—	(60)	17	(63)
Transfers into Level 3(c)	22	—	—	—	22
Balance, end of period	$185	676	89	(183)	767
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2020	$(2)	(23)	85	(29)	31
(a)Net interest rate derivatives include derivative assets and liabilities of $98 and $9, respectively, as of June 30, 2020.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2020.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$161	656	53	(201)	669
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(1)	(50)	91	(50)	(10)
Purchases/originations	—	212	(1)	—	211
Settlements	(29)	—	(112)	38	(103)
Transfers into Level 3(c)	20	—	—	—	20
Balance, end of period	$151	818	31	(213)	787
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2021	$(1)	69	40	(50)	58
(a)Net interest rate derivatives include derivative assets and liabilities of $39 and $8, respectively, as of June 30, 2021.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(b)
Included in earnings	2	(448)	186	(51)	(311)
Purchases/originations	—	131	4	—	135
Settlements	(29)	—	(111)	31	(109)
Transfers into Level 3(c)	29	—	—	—	29
Balance, end of period	$185	676	89	(183)	767
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at June 30, 2020	$2	(331)	93	(51)	(287)
(a)Net interest rate derivatives include derivative assets and liabilities of $98 and $9, respectively, as of June 30, 2020.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at June 30, 2020.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Mortgage banking net revenue	$(66)	10	39	(261)
Commercial banking revenue	1	1	1	1
Other noninterest income	(37)	(29)	(50)	(51)
Total losses	$(102)	(18)	(10)	(311)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2021 and 2020 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2021	2020	2021	2020
Mortgage banking net revenue	$(20)	59	107	(237)
Commercial banking revenue	1	1	1	1
Other noninterest income	(37)	(29)	(50)	(51)
Total gains (losses)	$(56)	31	58	(287)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of June 30, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$151	Loss rate model	Interest rate risk factor	(9.2)	-	9.0%		1.1%	(a)
			Credit risk factor	—	-	24.8%		0.5%	(a)
							(Fixed)	14.5%	(b)
Servicing rights	818	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	21.6%	(b)
							(Fixed)	542	(b)
			OAS (bps)	406	-	1,587	(Adjustable)	978	(b)
IRLCs, net	39	DCF	Loan closing rates	10.0	-	97.2%		76.5%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(213)	DCF	Timing of the resolution of the Covered Litigation	Q1 2023	-	Q1 2025	Q4 2023		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2021 and 2020, and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2021 and 2020, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Commercial loans held for sale	$—	—	2	2	—	1
Commercial loans and leases	—	—	313	313	(39)	(44)
Consumer and residential mortgage loans	—	—	140	140	1	(1)
OREO	—	—	6	6	—	(6)
Bank premises and equipment	—	—	7	7	(1)	(2)
Operating lease equipment	—	—	34	34	—	(25)
Private equity investments	—	1	—	1	—	—
Total	$—	1	502	503	(39)	(77)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Commercial loans held for sale	$—	37	17	54	(1)	(4)
Commercial loans and leases	—	—	569	569	(118)	(192)
Consumer and residential mortgage loans	—	—	186	186	2	3
OREO	—	—	18	18	(1)	(6)
Bank premises and equipment	—	—	14	14	(12)	(14)
Operating lease equipment	—	—	10	10	—	(3)
Private equity investments	—	—	70	70	—	(9)
Total	$—	37	884	921	(130)	(225)

The following tables present information as of June 30, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	313	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	140	Appraised value	Collateral value	NM	NM
OREO	6	Appraised value	Appraised value	NM	NM
Bank premises and equipment	7	Appraised value	Appraised value	NM	NM
Operating lease equipment	34	Appraised value	Appraised value	NM	NM

As of June 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
	1	Appraised value	Appraised value	NM	NM
Commercial loans and leases	569	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	186	Appraised value	Collateral value	NM	NM
OREO	18	Appraised value	Appraised value	NM	NM
Bank premises and equipment	14	Appraised value	Appraised value	NM	NM
Operating lease equipment	10	Appraised value	Appraised value	NM	NM
Private equity investments	70	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the six months ended June 30, 2021 and 2020, resulting in positive fair value adjustments of an immaterial amount during both the three and six months ended June 30, 2021, and negative fair value adjustments of $1 million and $4 million during the three and six months ended June 30, 2020, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized losses of an immaterial amount and gains of $1 million on the sale of certain commercial loans held for sale during the three and six months ended June 30, 2021, respectively, and gains of an immaterial amount during both the three and six months ended June 30, 2020.

Portfolio loans and leases
During the three and six months ended June 30, 2021 and 2020, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

OREO
During the three and six months ended June 30, 2021 and 2020, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount and $6 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans, during the three and six months ended June 30, 2021 compared to an immaterial amount and $2 million in losses during the three and six months ended June 30, 2020, respectively. These losses also included an immaterial amount for both the three and six months ended June 30, 2021, and $1 million and $4 million for the three and six months ended June 30, 2020, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense or other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized an immaterial amount of gains resulting from observable price changes during both the three and six months ended June 30, 2021 and 2020. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2021 includes a cumulative $70 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of an immaterial amount for both the three and six months ended June 30, 2021 compared to zero and $9 million for the three and six months ended June 30, 2020, respectively. The carrying value of the Bancorp’s private equity investments still held as of June 30, 2021 includes a cumulative $21 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fair value changes recognized in earnings for residential mortgage loans held at June 30, 2021 and 2020 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $59 million and $45 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million at both June 30, 2021 and December 31, 2020. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

June 30, 2021 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,784	1,725	59
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	—	—	—
December 31, 2020
Residential mortgage loans measured at fair value	$1,642	1,567	75
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp invests in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp has elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The carrying value of these investments was $48 million as of June 30, 2021 and the investments are classified as trading debt securities on the Condensed Consolidated Balance Sheets. Fair value changes recognized in earnings included losses of $8 million and gains of $1 million for the three and six months ended June 30, 2021, respectively, reported in securities gains (losses), net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,285	3,285	—	—	3,285
Other short-term investments	32,409	32,409	—	—	32,409
Other securities	520	—	520	—	520
Held-to-maturity securities	10	—	—	10	10
Loans and leases held for sale	4,097	—	—	4,104	4,104
Portfolio loans and leases:
Commercial loans and leases	65,796	—	—	66,498	66,498
Consumer and residential mortgage loans	39,753	—	—	40,941	40,941
Total portfolio loans and leases, net	$105,549	—	—	107,439	107,439
Financial liabilities:
Deposits	$162,283	—	162,285	—	162,285
Federal funds purchased	338	338	—	—	338
Other short-term borrowings	1,130	—	1,130	—	1,130
Long-term debt	12,364	12,821	850	—	13,671

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2020 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,147	3,147	—	—	3,147
Other short-term investments	33,399	33,399	—	—	33,399
Other securities	524	—	524	—	524
Held-to-maturity securities	11	—	—	11	11
Loans and leases held for sale	3,260	—	—	3,269	3,269
Portfolio loans and leases:
Commercial loans and leases	67,541	—	—	67,810	67,810
Consumer loans	38,627	—	—	40,522	40,522
Total portfolio loans and leases, net	$106,168	—	—	108,332	108,332
Financial liabilities:
Deposits	$159,081	—	159,094	—	159,094
Federal funds purchased	300	300	—	—	300
Other short-term borrowings	1,192	—	1,192	—	1,192
Long-term debt	14,973	15,606	923	—	16,529

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,096 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2021 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$376	301	142	21	368		—		1,208
(Benefit from) provision for credit losses	(151)	25	—	—	11		—		(115)
Net interest income after (benefit from) provision for credit losses	$527	276	142	21	357		—		1,323
Noninterest income:
Commercial banking revenue	$156	3	—	1	—		—		160
Service charges on deposits	92	57	—	—	—		—		149
Wealth and asset management revenue	1	52	—	138	—		(46)	(a)	145
Card and processing revenue	15	84	—	1	2		—		102
Mortgage banking net revenue	—	3	60	1	—		—		64
Leasing business revenue	61	—	—	—	—		—		61
Other noninterest income(b)	30	25	2	2	(10)		—		49
Securities gains, net	—	—	—	—	10		—		10
Securities gains, net – non-qualifying hedges on MSRs	—	—	1	—	—		—		1
Total noninterest income	$355	224	63	143	2		(46)		741
Noninterest expense:
Compensation and benefits	$136	158	61	49	234		—		638
Technology and communications	4	1	3	—	86		—		94
Net occupancy expense(c)	8	49	3	4	13		—		77
Equipment expense	7	9	—	—	18		—		34
Leasing business expense	33	—	—	—	—		—		33
Card and processing expense	2	19	—	—	(1)		—		20
Marketing expense	2	7	1	—	10		—		20
Other noninterest expense	207	207	95	78	(304)		(46)		237
Total noninterest expense	$399	450	163	131	56		(46)		1,153
Income before income taxes	$483	50	42	33	303		—		911
Applicable income tax expense	90	10	9	7	86		—		202
Net income	$393	40	33	26	217		—		709
Total goodwill	$1,981	2,047	—	231	—		—		4,259
Total assets	$68,851	87,646	33,215	10,881	4,797	(d)	—		205,390
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $2 for branches and land recorded in Branch Banking. For more information, refer to Note 7 and Note 21.
(c)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information refer to Note 9.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$570	513	92	51	(26)		—		1,200
Provision for (benefit from) credit losses	457	52	10	(1)	(33)		—		485
Net interest income after provision for (benefit from) credit losses	$113	461	82	52	7		—		715
Noninterest income:
Commercial banking revenue	$136	1	—	1	(1)		—		137
Service charges on deposits	79	42	—	—	1		—		122
Wealth and asset management revenue	1	39	—	115	—		(35)	(a)	120
Card and processing revenue	11	68	—	—	3		—		82
Mortgage banking net revenue	—	2	96	1	—		—		99
Leasing business revenue	57	—	—	—	—		—		57
Other noninterest income(b)	10	15	2	4	(19)		—		12
Securities gains, net	—	—	—	—	21		—		21
Securities gains, net – non-qualifying hedges on MSRs	—	—	—	—	—		—		—
Total noninterest income	$294	167	98	121	5		(35)		650
Noninterest expense:
Compensation and benefits	$129	161	53	50	234		—		627
Technology and communications	3	1	2	—	84		—		90
Net occupancy expense(c)	8	44	2	3	25		—		82
Equipment expense	7	10	—	—	15		—		32
Leasing business expense	33	—	—	—	—		—		33
Card and processing expense	2	28	—	—	(1)		—		29
Marketing expense	2	5	1	—	12		—		20
Other noninterest expense	221	205	62	69	(314)		(35)		208
Total noninterest expense	$405	454	120	122	55		(35)		1,121
Income (loss) before income taxes	$2	174	60	51	(43)		—		244
Applicable income tax expense (benefit)	(10)	36	12	11	—		—		49
Net income (loss)	$12	138	48	40	(43)		—		195
Total goodwill	$1,961	2,047	—	253	—		—		4,261
Total assets	$76,437	77,219	26,451	11,680	11,119	(d)	—		202,906
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $4 and $8 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 21.
(c)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information refer to Note 9.
(d)Includes bank premises and equipment of $53 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$741		596	269	42	737		—		2,385
(Benefit from) provision for credit losses	(227)		66	8	(1)	(134)		—		(288)
Net interest income after (benefit from) provision for credit losses	$968		530	261	43	871		—		2,673
Noninterest income:
Commercial banking revenue	$307		5	—	1	—		—		313
Service charges on deposits	181		111	—	—	—		—		292
Wealth and asset management revenue	1		102	—	274	—		(89)	(a)	288
Card and processing revenue	29		161	—	1	5		—		196
Mortgage banking net revenue	—		5	142	2	—		—		149
Leasing business revenue	148	(c)	—	—	—	—		—		148
Other noninterest income(b)	42		45	4	3	(2)		—		92
Securities gains, net	7		—	—	—	6		—		13
Securities losses, net – non-qualifying hedges on MSRs	—		—	(1)	—	—		—		(1)
Total noninterest income	$715		429	145	281	9		(89)		1,490
Noninterest expense:
Compensation and benefits	$292		328	127	103	493		—		1,343
Technology and communications	7		2	5	—	173		—		187
Net occupancy expense(d)	17		96	5	7	31		—		156
Equipment expense	13		19	—	—	36		—		68
Leasing business expense	68		—	—	—	—		—		68
Card and processing expense	3		49	—	—	(2)		—		50
Marketing expense	3		15	1	1	23		—		43
Other noninterest expense	416		430	186	156	(645)		(89)		454
Total noninterest expense	$819		939	324	267	109		(89)		2,369
Income before income taxes	$864		20	82	57	771		—		1,794
Applicable income tax expense	160		4	17	12	198		—		391
Net income	$704		16	65	45	573		—		1,403
Total goodwill	$1,981		2,047	—	231	—		—		4,259
Total assets	$68,851		87,646	33,215	10,881	4,797	(e)	—		205,390
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $3 and $1 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 21.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 21.
(d)Includes impairment losses and termination charges of $2 for ROU assets related to certain operating leases. For more information refer to Note 9.
(e)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,078		1,017	181	88	65		—		2,429
Provision for credit losses	502		114	23	—	486		—		1,125
Net interest income after provision for credit losses	$576		903	158	88	(421)		—		1,304
Noninterest income:
Commercial banking revenue	$260		2	—	1	(2)		—		261
Service charges on deposits	162		107	—	1	—		—		270
Wealth and asset management revenue	2		84	—	244	—		(75)	(a)	255
Card and processing revenue	26		133	—	1	7		—		167
Mortgage banking net revenue	—		4	213	2	—		—		219
Leasing business revenue	131	(c)	—	—	—	—		—		131
Other noninterest income(b)	(1)		34	6	9	(30)		—		18
Securities losses, net	—		—	—	—	(3)		—		(3)
Securities gains, net – non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	$580		364	222	258	(28)		(75)		1,321
Noninterest expense:
Compensation and benefits	$278		330	104	112	450		—		1,274
Technology and communications	6		1	5	—	171		—		183
Net occupancy expense(e)	15		87	5	6	51		—		164
Equipment expense	14		21	—	—	29		—		64
Leasing business expense	68		—	—	—	—		—		68
Card and processing expense	4		58	—	—	(2)		—		60
Marketing expense	4		17	2	1	27		—		51
Other noninterest expense	495		426	128	147	(664)		(75)		457
Total noninterest expense	$884		940	244	266	62		(75)		2,321
Income (loss) before income taxes	$272		327	136	80	(511)		—		304
Applicable income tax expense (benefit)	35		69	29	16	(88)		—		61
Net income (loss)	$237		258	107	64	(423)		—		243
Total goodwill	$1,961		2,047	—	253	—		—		4,261
Total assets	$76,437		77,219	26,451	11,680	11,119	(d)	—		202,906
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $4 and $10 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 21.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 8 and Note 21.
(d)Includes bank premises and equipment of $53 classified as held for sale. For more information, refer to Note 7.
(e)Includes impairment losses of and termination charges of $5 for ROU assets related to certain operating leases. For more information, refer to Note 9.

23. Subsequent Event
On July 23, 2021, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $550 million on July 27, 2021 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the final settlement of the transaction to occur on or before September 29, 2021.

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

Among other relief programs, the Bancorp is a participating lender in the SBA’s Paycheck Protection Program. Paycheck Protection Program loans are fixed, unsecured, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bancorp faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to the Bancorp’s ability to seek recourse under the guarantees and the related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower. These assistance efforts may adversely affect the Bancorp’s revenue and results of operations and may make the Bancorp’s results more difficult to forecast. Further, the timing and amount of forgiveness to which the Bancorp’s borrowers will be entitled cannot be predicted. The Paycheck Protection Program and other government programs in which the Bancorp may participate are complex and the Bancorp’s participation may lead to governmental and regulatory scrutiny, negative publicity and damage to the Bancorp’s reputation.

The extent to which the COVID-19 pandemic impacts the Bancorp’s business, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on highly uncertain future developments, including the scope and duration of the pandemic (including the possibility of further surges of COVID-19 and any virus variants, which may or may not respond to available vaccinations), the timing and efficacy of the vaccination program in the U.S. and further actions taken by governmental authorities and other third parties in response to the pandemic. Government actions to mitigate the economic suffering caused by the COVID-19 pandemic may not be successful or may result in increased pressure on the banking sector, which could adversely affect the Bancorp’s business, results of operations and financial condition more substantially over a longer period of time. In addition, the unique historical nature of the pandemic and the unprecedented level of governmental response may also significantly impact the Bancorp’s ability to effectively manage its business or predict future performance.

As the COVID-19 pandemic subsides, the U.S. economy may require some time to fully recover from its effects, the length of which is unknown. The effects of the COVID-19 pandemic may heighten many of the other risks described in Item 1A. Risk Factors of the Bancorp’s Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2021.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
10.1	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.
10.2	Supplemental Confirmation dated April 21, 2021, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC*
10.3	2021 Restricted Stock Unit Grant Agreement (for Directors).
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 6, 2021

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)