Form 10-Q
period 2021-09-30
FIFTH THIRD BANCORP
filed 2021-11-05
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
There were 683,757,286 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2021.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this document. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; and (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.

PART I. FINANCIAL INFORMATION
Glossary of Abbreviations and Acronyms
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ACL: Allowance for Credit Losses	GNMA: Government National Mortgage Association
AFS: Available-For-Sale	GSE: United States Government Sponsored Enterprise
ALCO: Asset Liability Management Committee	HSA: Health Savings Account
ALLL: Allowance for Loan and Lease Losses	HTM: Held-To-Maturity
AOCI: Accumulated Other Comprehensive Income (Loss)	IPO: Initial Public Offering
APR: Annual Percentage Rate	IRC: Internal Revenue Code
ARM: Adjustable Rate Mortgage	IRLC: Interest Rate Lock Commitment
ASC: Accounting Standards Codification	ISDA: International Swaps and Derivatives Association, Inc.
ASU: Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	LIHTC: Low-Income Housing Tax Credit
BHC: Bank Holding Company	LLC: Limited Liability Company
BOLI: Bank Owned Life Insurance	LTV: Loan-to-Value Ratio
bps: Basis Points	MD&A: Management’s Discussion and Analysis of Financial
CARES: Coronavirus Aid, Relief and Economic Security	Condition and Results of Operations
CDC: Fifth Third Community Development Corporation	MSR: Mortgage Servicing Right
CECL: Current Expected Credit Loss	N/A: Not Applicable
CET1: Common Equity Tier 1	NII: Net Interest Income
CFPB: United States Consumer Financial Protection Bureau	NM: Not Meaningful
C&I: Commercial and Industrial	OAS: Option-Adjusted Spread
DCF: Discounted Cash Flow	OCC: Office of the Comptroller of the Currency
DTCC: Depository Trust & Clearing Corporation	OCI: Other Comprehensive Income (Loss)
DTI: Debt-to-Income Ratio	OREO: Other Real Estate Owned
ERM: Enterprise Risk Management	PCD: Purchased Credit Deteriorated
ERMC: Enterprise Risk Management Committee	PPP: Paycheck Protection Program
EVE: Economic Value of Equity	RCC: Risk Compliance Committee
FASB: Financial Accounting Standards Board	ROU: Right-of-Use
FDIC: Federal Deposit Insurance Corporation	SBA: Small Business Administration
FHA: Federal Housing Administration	SEC: United States Securities and Exchange Commission
FHLB: Federal Home Loan Bank	SOFR: Secured Overnight Financing Rate
FHLMC: Federal Home Loan Mortgage Corporation	TBA: To Be Announced
FICO: Fair Isaac Corporation (credit rating)	TDR: Troubled Debt Restructuring
FINRA: Financial Industry Regulatory Authority	TILA: Truth in Lending Act
FNMA: Federal National Mortgage Association	U.S.: United States of America
FOMC: Federal Open Market Committee	USD: United States Dollar
FRB: Federal Reserve Bank	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: United States Department of Veterans Affairs
FTS: Fifth Third Securities, Inc.	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note

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

OVERVIEW
Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2021, the Bancorp had $208 billion in assets and operated 1,100 full-service banking centers and 2,336 Fifth Third branded ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2021, net interest income on an FTE basis and noninterest income provided 59% and 41% of total revenue, respectively. For the nine months ended September 30, 2021, net interest income on an FTE basis and noninterest income provided 61% and 39% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from commercial banking revenue, service charges on deposits, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, leasing business revenue, other noninterest income and net securities gains or losses. Noninterest expense includes compensation and benefits, technology and communications, net occupancy expense, equipment expense, leasing business expense, marketing expense, card and processing expense and other noninterest expense.

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the year ended December 31, 2020, which has continued into 2021. Government and public responses to the COVID-19 pandemic, including temporary closures of businesses and the implementation of social distancing protocols, have caused and continue to cause, reductions and instability in economic activity that have resulted in increased unemployment levels in certain industries and volatility in the financial markets. During the year ended December 31, 2020 and the nine months ended September 30, 2021, low interest rates, reduced economic activity and market volatility have had the most immediate negative impacts on the Bancorp’s performance. The Bancorp is unable to estimate the extent of the impact that these factors

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
have had on its operating results since the pandemic began and it is likely that these factors will continue to adversely impact its future operating results.

Although the increased availability of COVID-19 vaccinations has begun to mitigate the public health effects of the pandemic, there has been a rise of certain variants of COVID-19 and slowing progress on vaccination rates. The recovery from the related economic crisis continues to disproportionately affect certain industries, geographies and demographics more than others, and when combined with the unprecedented nature of the government response to the pandemic, it becomes difficult to predict the extent to which the pandemic will continue to adversely impact the Bancorp and its customers. Furthermore, resurgence risk remains as new virus variants are identified. The Bancorp continues to closely monitor the pandemic and its effects on customers, employees, communities and markets.

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

The CARES Act contained additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages had the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experienced financial hardship directly or indirectly due to the COVID-19 public health emergency.

The foreclosure moratorium and forbearance provisions of the CARES Act expired in 2020 but the FHA and FHFA independently extended these assistance programs. The extended foreclosure moratorium expired in the third quarter of 2021. COVID-19 related forbearance opportunities for new enrollees were set to expire on September 30, 2021, though this has been revised and currently the program has no set end date.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Paycheck Protection Program
The Bancorp is a participating lender in the PPP, which is a program administered by the SBA to provide forgivable, guaranteed loans to eligible borrowers that have been affected by the COVID-19 pandemic. As of September 30, 2021, the Bancorp held PPP loans with a carrying amount of $2.3 billion under the program. PPP loans are available to a broader range of entities than ordinary SBA loans, require deferral of principal and interest repayment, and may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses. The PPP was expanded to permit second and third rounds of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions. The PPP was closed to new originations during the second quarter of 2021.

American Rescue Plan Act
The American Rescue Plan Act of 2021, which was signed into law on March 21, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP, providing a third round of economic impact payments to individuals, extending supplemental federal unemployment benefits and providing advance payments of an expanded child tax credit. The impacts of the stimulus on the Bancorp’s business, results of operations and financial condition are highly uncertain and will depend on future developments, including the scope and duration of the pandemic and its impact on the economy in general.

CFPB Final Rule for COVID-19 Mortgage Servicing
The CFPB issued a final rule, effective August 31, 2021, that amended Regulation X to provide foreclosure protections to borrowers as the federally-backed COVID-19 foreclosure protections expire. The CFPB’s final rule generally prohibits new foreclosure filings until December 31, 2021, unless certain procedural safeguards are met or an exception applies. Current mortgage servicing rules generally prohibit servicers from offering a borrower a loss mitigation option based on the evaluation of an incomplete loss mitigation application; however, the final rule creates a new exception that permits servicers to offer certain streamlined loan modifications to borrowers with COVID-19 related hardships based on the evaluation of an incomplete application. The final rule also makes temporary changes to certain required servicer communications that borrowers receive regarding their loss mitigation options.

Accelerated Share Repurchase Transactions
During the nine months ended September 30, 2021, the Bancorp entered into and settled accelerated share repurchase transactions. As part of the transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the terms of the repurchase agreements. Refer to Note 16 and Note 24 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the nine months ended September 30, 2021:

TABLE 1: Summary of Accelerated Share Repurchase Transactions
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
July 27, 2021(a)	550	13,065,958	1,413,211	14,479,169	September 29, 2021
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $275 million.

LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Since then, central banks globally, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR. The Bancorp has substantial exposure to LIBOR-based products within its commercial lending, commercial deposits, business banking, consumer lending and capital markets lines of business as well as corporate treasury function. On November 30, 2020, the Federal Reserve, OCC, and FDIC issued a public statement that the administrator of LIBOR announced it will consult on an extension of publication of certain U.S. Dollar (“USD”) LIBOR tenors until June 30, 2023, which would allow additional legacy USD LIBOR contracts to mature before the succession of LIBOR. The administrator then announced on March 5, 2021, that it will cease publication of 1-week and 2-month USD LIBOR on December 31, 2021, and that overnight and 1-, 3-, 6-, and 12-month USD LIBOR will cease to be published on June 30, 2023. Although the full impact of LIBOR reforms and actions remains unclear, the Bancorp is in the process of transitioning from LIBOR to alternative reference rates, including, but not limited to, SOFR and Prime (collectively with other indices, “Alternative Rates”), and expects to be fully transitioned away from the use of LIBOR to Alternative Rates for new financial contracts by the end of 2021. There are risks inherent with the transition to any Alternative Rate as the rate may behave differently than LIBOR in reaction to monetary, market and economic events.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness and risk management, among other things, to facilitate the transition to Alternative Rates. The Bancorp has also developed a transition plan for existing LIBOR-based financial contracts that are not expected to mature or settle prior to the cessation of LIBOR publication.

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

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors. Certain financial measures derived from the balance sheet, such as return on average tangible common equity, net interest margin, net charge-off ratio, return on average assets, etc., are annualized throughout this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Earnings Summary
	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions, except for per share data)	2021	2020	Change	2021	2020	Change
Income Statement Data
Net interest income (U.S. GAAP)	$1,189	1,170	2	$3,574	3,600	(1)
Net interest income (FTE)(a)(b)	1,192	1,173	2	3,583	3,610	(1)
Noninterest income	836	722	16	2,326	2,043	14
Total revenue (FTE)(a)(b)	2,028	1,895	7	5,909	5,653	5
(Benefit from) provision for credit losses(c)	(42)	(15)	180	(330)	1,110	NM
Noninterest expense	1,172	1,161	1	3,541	3,482	2
Net income	704	581	21	2,107	823	156
Net income available to common shareholders	684	562	22	2,032	754	169
Common Share Data
Earnings per share - basic	$0.98	0.78	26	$2.87	1.05	173
Earnings per share - diluted	0.97	0.78	24	2.83	1.04	172
Cash dividends declared per common share	0.30	0.27	11	0.84	0.81	4
Book value per share	29.59	29.25	1	29.59	29.25	1
Market value per share	42.44	21.32	99	42.44	21.32	99
Financial Ratios
Return on average assets	1.36%	1.14	19	1.37%	0.58	136
Return on average common equity	13.0	10.7	21	13.1	4.9	167
Return on average tangible common equity(b)	16.9	13.8	22	16.8	6.5	158
Dividend payout	30.6	34.6	(12)	29.3	77.1	(62)
Average total Bancorp shareholders’ equity as a percent of average assets	11.16	11.33	(2)	11.18	11.71	(5)
(a)Amounts presented on an FTE basis. The FTE adjustments were $3 for both the three months ended September 30, 2021 and 2020 and $9 and $10 for the nine months ended September 30, 2021 and 2020, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)The provision for credit losses is the sum of the provision for loan and lease losses and the provision for the reserve for unfunded commitments.

Earnings Summary
The Bancorp’s net income available to common shareholders for the third quarter of 2021 was $684 million, or $0.97 per diluted share, which was net of $20 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2020 was $562 million, or $0.78 per diluted share, which was net of $19 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2021 was $2.0 billion, or $2.83 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2020 was $754 million, or $1.04 per diluted share, which was net of $69 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended September 30, 2021, an increase of $19 million compared to the same period in the prior year. Net interest income benefited from an increase in average residential mortgage loans, a decrease in rates paid on average interest-bearing core deposits and a decrease in wholesale funding costs compared to the same period in the prior year. Net interest income was also positively impacted by income recognized from PPP loans that were forgiven during the three months ended September 30, 2021. These benefits were partially offset by decreases in average balances and yields for commercial and industrial loans as well as decreases in yields on indirect secured consumer loans due to loan portfolio repricing to lower market interest rates for the three months ended September 30, 2021 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for the nine months ended September 30, 2021, a decrease of $27 million compared to the same period in the prior year primarily due to the impact of lower market rates, which decreased the yield on total average loans and leases. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity balances for the nine months ended September 30, 2021 compared to the same period in the prior year. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities. Net interest income also benefited from increases in average residential mortgage loans and average indirect secured consumer loans and a decrease in average long-term debt for the nine months ended September 30, 2021 compared to the same period in the prior year. An increase in interest income recognized from PPP loans also positively impacted net interest income for the nine months ended September 30, 2021. Net interest margin on an FTE basis (non-GAAP) was 2.59% and 2.61% for the three and nine months ended September 30, 2021, respectively, compared to 2.58% and 2.85% for the comparable periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The benefit from credit losses was $42 million and $330 million for the three and nine months ended September 30, 2021, respectively, compared to a benefit from credit losses of $15 million and a provision for credit losses of $1.1 billion during the same periods in the prior year. Provision expense decreased for the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily driven by factors which caused decreases in the ACL during those periods including improved economic forecasts and improved credit quality in both the commercial and consumer loan and lease portfolios. Net losses charged off as a percent of average portfolio loans and leases were 0.08% and 0.35% for the three months ended September 30, 2021 and 2020, respectively, and 0.17% and 0.41% for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.52% compared to 0.79% at December 31, 2020. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements.

Noninterest income increased $114 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest income, commercial banking revenue, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue and service charges on deposits.

Noninterest income increased $283 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest income, commercial banking revenue, wealth and asset management revenue, card and processing revenue, service charges on deposits and leasing business revenue, partially offset by a decrease in mortgage banking net revenue.

Noninterest expense increased $11 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense, compensation and benefits expense and card and processing expense.

Noninterest expense increased $59 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense and card and processing expense.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of September 30, 2021. As of September 30, 2021, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:
•CET1 capital ratio: 9.86%;
•Tier I risk-based capital ratio: 11.28%;
•Total risk-based capital ratio: 13.94%; and
•Tier I leverage ratio: 8.41%.

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Net interest income (U.S. GAAP)	$1,189	1,170	3,574	3,600
Add: FTE adjustment	3	3	9	10
Net interest income on an FTE basis (1)	$1,192	1,173	3,583	3,610
Net interest income on an FTE basis (annualized) (2)	4,729	4,667	4,790	4,823

Interest income (U.S. GAAP)	$1,292	1,329	3,916	4,257
Add: FTE adjustment	3	3	9	10
Interest income on an FTE basis	$1,295	1,332	3,925	4,267
Interest income on an FTE basis (annualized) (3)	5,138	5,299	5,248	5,701

Interest expense (annualized) (4)	$409	633	457	878
Noninterest income (5)	836	722	2,326	2,043
Noninterest expense (6)	1,172	1,161	3,541	3,482
Average interest-earning assets (7)	182,801	180,704	183,479	169,422
Average interest-bearing liabilities (8)	113,548	123,626	115,383	119,132

Ratios:
Net interest margin on an FTE basis (2) / (7)	2.59%	2.58	2.61	2.85
Net interest rate spread on an FTE basis ((3) / (7)) - ((4) / (8))	2.45	2.42	2.46	2.62
Efficiency ratio on an FTE basis (6) / ((1) + (5))	57.8	61.3	59.9	61.6
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Net income available to common shareholders (U.S. GAAP)	$684	562	2,032	754
Add: Intangible amortization, net of tax	9	9	25	29
Tangible net income available to common shareholders	$693	571	2,057	783
Tangible net income available to common shareholders (annualized) (1)	2,749	2,272	2,750	1,046

Average Bancorp shareholders’ equity (U.S. GAAP)	$22,927	22,952	22,935	22,364
Less: Average preferred stock	2,116	2,007	2,116	1,849
Average goodwill	4,430	4,261	4,317	4,257
Average intangible assets	149	164	135	178
Average tangible common equity (2)	$16,232	16,520	16,367	16,080

Return on average tangible common equity (1) / (2)	16.9%	13.8	16.8	6.5

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by the U.S. banking agencies. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes. As U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. The Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of ($ in millions)	September 30, 2021	December 31, 2020
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,524	23,111
Less: Preferred stock	2,116	2,116
Goodwill	4,514	4,258
Intangible assets	169	139
AOCI	1,637	2,601
Tangible common equity, excluding AOCI (1)	$14,088	13,997
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,204	16,113

Total Assets (U.S. GAAP)	$207,731	204,680
Less: Goodwill	4,514	4,258
Intangible assets	169	139
AOCI, before tax	2,072	3,292
Tangible assets, excluding AOCI (3)	$200,976	196,991

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	8.06%	8.18
Tangible common equity as a percentage of tangible assets (1) / (3)	7.01	7.11

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RECENT ACCOUNTING STANDARDS
Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of a significant new accounting standard applicable to the Bancorp.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2021.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2021 and 2020, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $1.2 billion for the three months ended September 30, 2021, an increase of $19 million compared to the same period in the prior year. Net interest income for the three months ended September 30, 2021 benefited from a $3.9 billion increase in average residential mortgage loans, a $3.0 billion increase in average indirect secured consumer loans, a $4.2 billion decrease in average long-term debt and a decrease of 9 bps in the rates paid on average interest-bearing core deposits compared to the same period in the prior year. Interest income recognized from PPP loans also positively impacted net interest income by $47 million for the three months ended September 30, 2021 compared to $33 million in the same period in the prior year. These benefits were partially offset by a decrease in average commercial and industrial loans of $6.3 billion for the three months ended September 30, 2021 compared to the same period in the prior year. Net interest income was also negatively impacted by loan portfolio repricing due to lower market interest rates, including a 66 bps decrease in yields on average indirect secured consumer loans for the three months ended September 30, 2021 compared to the same period in the prior year.

Net interest income on an FTE basis (non-GAAP) was $3.6 billion for the nine months ended September 30, 2021, a decrease of $27 million compared to the same period in the prior year primarily due to the impact of lower market rates. Monetary policy actions in response to the COVID-19 pandemic, including lowering the target range of the federal funds rate and the FRB’s bond purchase programs, have continued to adversely impact market rates since March of 2020. Yields on total average loans and leases decreased by 32 bps for the nine months ended September 30, 2021 compared to the same period in the prior year driven by decreases in yields on average commercial loans and leases and average consumer loans of 23 bps and 54 bps, respectively. The Bancorp has significant portfolios of floating interest rate loans (primarily LIBOR- or Prime-based) that were impacted by decreases in benchmark interest rates. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower yields on new originations due to lower overall market rates. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity of $6.2 billion, $495 million and $1.1 billion, respectively, from the nine months ended September 30, 2020. These negative impacts were partially offset by decreases in rates paid on average interest-bearing liabilities, primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits of 27 bps and 34 bps, respectively, for the nine months ended September 30, 2021 compared to the same period in the prior year. Net interest income also benefited from increases in average residential mortgage loans and average indirect secured consumer loans of $3.6 billion and $2.6 billion, respectively, and a decrease in average long-term debt of $2.7 billion for the nine months ended September 30, 2021 compared to the same period in the prior year. Interest income recognized from PPP loans also positively impacted net interest income by $153 million for the nine months ended September 30, 2021 compared to $56 million in the same period in the prior year.

Net interest rate spread on an FTE basis (non-GAAP) was 2.45% and 2.46% during the three and nine months ended September 30, 2021, respectively, compared to 2.42% and 2.62% in the same periods in the prior year. Yields on average interest-earning assets decreased 12 bps and 50 bps for the three and nine months ended September 30, 2021, respectively, while rates paid on average interest-bearing liabilities decreased 15 bps and 34 bps for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020.

Net interest margin on an FTE basis (non-GAAP) was 2.59% and 2.61% for the three and nine months ended September 30, 2021, respectively, compared to 2.58% and 2.85% for the comparable periods in the prior year. Net interest margin for the nine months ended September 30, 2021 was negatively impacted by increases in low-yielding reserves held at the FRB reported in other short-term investments, which were primarily driven by increased levels in average demand deposits and average interest-bearing core deposits for the nine months ended September 30, 2021 compared to the same period in the prior year. Net interest margin results are expected to remain suppressed as a result of sustained excess cash balances, which are expected to remain elevated, driven by the amount of liquidity injected into the banking system as a result of monetary and fiscal stimulus programs implemented in response to the COVID-19 pandemic.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest income on an FTE basis (non-GAAP) from loans and leases decreased $34 million and $322 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 driven by the previously mentioned decreases in yields and average balances of loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $3 million and $20 million during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily due to decreases in yields on average taxable securities partially offset by increases in the average balances of other short-term investments and securities exempt from income taxes.

Interest expense on core deposits decreased $24 million and $212 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily due to decreases in the cost of average interest-bearing core deposits to 4 bps and 5 bps for the three and nine months ended September 30, 2021, respectively, from 13 bps and 35 bps for the three and nine months ended September 30, 2020. The decreases in the cost of average interest-bearing core deposits were primarily due to decreases in rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $32 million and $103 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily due to decreases in average balances of long-term debt and certificates $100,000 and over and decreases in rates paid on certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2021, average wholesale funding represented 13% and 14%, respectively, of average interest-bearing liabilities, compared to 18% and 19%, respectively, for the three and nine months ended September 30, 2020. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	September 30, 2021			September 30, 2020			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$47,774	426	3.54%	$54,056	455	3.35%	$(54)	25	(29)
Commercial mortgage loans	10,339	78	3.00	11,071	87	3.12	(6)	(3)	(9)
Commercial construction loans	5,729	45	3.12	5,534	44	3.18	2	(1)	1
Commercial leases	3,158	23	2.84	2,966	26	3.44	2	(5)	(3)
Total commercial loans and leases	$67,000	572	3.39	$73,627	612	3.30	$(56)	16	(40)
Residential mortgage loans	21,750	176	3.21	17,814	156	3.48	33	(13)	20
Home equity	4,409	40	3.59	5,581	50	3.59	(10)	—	(10)
Indirect secured consumer loans	15,590	128	3.27	12,599	125	3.93	26	(23)	3
Credit card	1,748	55	12.38	2,134	61	11.37	(11)	5	(6)
Other consumer loans	3,031	45	5.91	2,858	46	6.46	3	(4)	(1)
Total consumer loans	$46,528	444	3.79	$40,986	438	4.25	$41	(35)	6
Total loans and leases	$113,528	1,016	3.55%	$114,613	1,050	3.64%	$(15)	(19)	(34)
Securities:
Taxable	36,177	261	2.86	36,147	273	3.01	—	(12)	(12)
Exempt from income taxes(b)	1,031	6	2.22	153	1	2.99	5	—	5
Other short-term investments	32,065	12	0.15	29,791	8	0.10	1	3	4
Total interest-earning assets	$182,801	1,295	2.81%	$180,704	1,332	2.93%	$(9)	(28)	(37)
Cash and due from banks	3,114			2,944
Other assets	21,566			21,583
Allowance for loan and lease losses	(2,032)			(2,698)
Total assets	$205,449			$202,533
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,128	6	0.05%	$49,800	13	0.10%	$(1)	(6)	(7)
Savings deposits	20,941	1	0.02	17,013	2	0.04	—	(1)	(1)
Money market deposits	30,514	3	0.03	31,151	11	0.14	—	(8)	(8)
Foreign office deposits	195	—	0.03	189	—	0.06	—	—	—
Other time deposits	2,383	1	0.16	3,711	9	0.95	(2)	(6)	(8)
Total interest-bearing core deposits	$99,161	11	0.04	$101,864	35	0.13	$(3)	(21)	(24)
Certificates $100,000 and over	860	1	0.61	3,633	11	1.26	(6)	(4)	(10)
Federal funds purchased	348	—	0.13	273	—	0.20	—	—	—
Other short-term borrowings	1,122	—	0.12	1,626	5	1.28	(1)	(4)	(5)
Long-term debt	12,057	91	2.98	16,230	108	2.62	(30)	13	(17)
Total interest-bearing liabilities	$113,548	103	0.36%	$123,626	159	0.51%	$(40)	(16)	(56)
Demand deposits	62,626			50,414
Other liabilities	6,348			5,541
Total liabilities	$182,522			$179,581
Total equity	$22,927			$22,952
Total liabilities and equity	$205,449			$202,533
Net interest income (FTE)(c)		$1,192			$1,173		$31	(12)	19
Net interest margin (FTE)(c)			2.59%			2.58%
Net interest rate spread (FTE)(c)			2.45			2.42
Interest-bearing liabilities to interest-earning assets			62.12			68.41
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $3 for both the three months ended September 30, 2021 and 2020.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the nine months ended	September 30, 2021			September 30, 2020			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$48,761	1,308	3.59%	$54,948	1,511	3.67%	$(168)	(35)	(203)
Commercial mortgage loans	10,446	239	3.06	11,105	305	3.66	(18)	(48)	(66)
Commercial construction loans	5,936	139	3.14	5,405	154	3.82	14	(29)	(15)
Commercial leases	3,154	70	2.98	3,074	79	3.46	2	(11)	(9)
Total commercial loans and leases	$68,297	1,756	3.44	$74,532	2,049	3.67	$(170)	(123)	(293)
Residential mortgage loans	21,316	524	3.28	17,748	471	3.55	90	(37)	53
Home equity	4,695	126	3.59	5,802	173	3.98	(31)	(16)	(47)
Indirect secured consumer loans	14,755	377	3.41	12,179	367	4.02	71	(61)	10
Credit card	1,798	165	12.29	2,293	199	11.61	(45)	11	(34)
Other consumer loans	3,029	136	5.99	2,847	147	6.88	9	(20)	(11)
Total consumer loans	$45,593	1,328	3.89	$40,869	1,357	4.43	$94	(123)	(29)
Total loans and leases	$113,890	3,084	3.62%	$115,401	3,406	3.94%	$(76)	(246)	(322)
Securities:
Taxable	36,014	798	2.96	36,312	837	3.08	(7)	(32)	(39)
Exempt from income taxes(b)	797	14	2.32	157	4	3.00	11	(1)	10
Other short-term investments	32,778	29	0.12	17,552	20	0.15	14	(5)	9
Total interest-earning assets	$183,479	3,925	2.86%	$169,422	4,267	3.36%	$(58)	(284)	(342)
Cash and due from banks	3,046			2,981
Other assets	20,922			20,870
Allowance for loan and lease losses	(2,228)			(2,300)
Total assets	$205,219			$190,973
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,333	20	0.06%	$46,631	117	0.33%	$(3)	(94)	(97)
Savings deposits	20,136	3	0.02	16,031	9	0.07	2	(8)	(6)
Money market deposits	30,653	10	0.04	29,434	83	0.38	3	(76)	(73)
Foreign office deposits	155	—	0.04	193	—	0.25	—	—	—
Other time deposits	2,706	6	0.30	4,402	42	1.27	(12)	(24)	(36)
Total interest-bearing core deposits	$98,983	39	0.05	$96,691	251	0.35	$(10)	(202)	(212)
Certificates $100,000 and over	1,334	9	0.90	3,685	43	1.56	(20)	(14)	(34)
Other deposits	—	—	—	95	1	0.76	(1)	—	(1)
Federal funds purchased	339	—	0.12	412	2	0.68	(1)	(1)	(2)
Other short-term borrowings	1,142	1	0.16	1,916	13	0.90	(4)	(8)	(12)
Long-term debt	13,585	293	2.88	16,333	347	2.84	(59)	5	(54)
Total interest-bearing liabilities	$115,383	342	0.40%	$119,132	657	0.74%	$(95)	(220)	(315)
Demand deposits	61,084			44,004
Other liabilities	5,817			5,473
Total liabilities	$182,284			$168,609
Total equity	$22,935			$22,364
Total liabilities and equity	$205,219			$190,973
Net interest income (FTE)(c)		$3,583			$3,610		$37	(64)	(27)
Net interest margin (FTE)(c)			2.61%			2.85%
Net interest rate spread (FTE)(c)			2.46			2.62
Interest-bearing liabilities to interest-earning assets			62.89			70.32
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)The FTE adjustments included in the above table were $9 and $10 for the nine months ended September 30, 2021 and 2020, respectively.
(c)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The Bancorp provides, as an expense, an amount for expected credit losses within the loan and lease portfolio and the portfolio of unfunded commitments and letters of credit that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. The provision is recorded to bring the ALLL and reserve for unfunded commitments to a level deemed appropriate by the Bancorp to cover losses expected in the portfolios. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The benefit from credit losses was $42 million and $330 million for the three and nine months ended September 30, 2021, respectively, compared to a benefit from credit losses of $15 million and a provision for credit losses of $1.1 billion during the same periods in the prior year. Provision expense decreased for the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily driven by factors that caused decreases in the ACL during those periods including improved economic forecasts and improved credit quality in both the commercial and consumer loan and lease portfolios. Provision expense was elevated in 2020 as the Bancorp increased its ACL in response to deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of these factors on commercial borrowers as reflected in increased levels of commercial criticized assets. In the first and second quarters of 2021, the Bancorp decreased the ACL, reflecting credit quality and stabilization in the macroeconomic environment, aided by fiscal and monetary stimulus programs as well as the easing of government-imposed restrictions related to the COVID-19 pandemic. In the third quarter of 2021, the Bancorp decreased the ACL, reflecting continued improvements in credit quality when compared to the prior quarter amidst relatively consistent expectations for the macroeconomic environment.

The ALLL decreased $499 million from December 31, 2020 to $2.0 billion at September 30, 2021. At September 30, 2021, the ALLL as a percent of portfolio loans and leases decreased to 1.81%, compared to 2.25% at December 31, 2020. The reserve for unfunded commitments increased $33 million from December 31, 2020 to $205 million at September 30, 2021. The ACL as a percent of portfolio loans and leases decreased to 2.00% at September 30, 2021, compared to 2.41% at December 31, 2020.

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

Noninterest Income
Noninterest income increased $114 million and $283 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020.

The following table presents the components of noninterest income:

TABLE 8: Components of Noninterest Income
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Commercial banking revenue	$152	125	22	$465	387	20
Service charges on deposits	152	144	6	445	414	7
Wealth and asset management revenue	147	132	11	436	387	13
Card and processing revenue	102	92	11	298	260	15
Mortgage banking net revenue	86	76	13	235	295	(20)
Leasing business revenue	78	77	1	226	207	9
Other noninterest income	120	26	362	211	42	402
Securities gains (losses), net	(1)	51	NM	12	48	(75)
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	—	(1)	(100)	(2)	3	NM
Total noninterest income	$836	722	16	$2,326	2,043	14

Commercial banking revenue
Commercial banking revenue increased $27 million and $78 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by increases in loan syndication fees, business lending fees and contract revenue from commercial customer derivatives, partially offset by a decrease in institutional sales. The increase for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to increases in loan syndication fees, business lending fees and institutional sales, partially offset by a decrease in bridge fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits
Service charges on deposits increased $8 million and $31 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 due to increases in both commercial deposit fees and consumer deposit fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $15 million and $49 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in private client service fees and broker income, partially offset by decreases in institutional fees. The Bancorp’s trust and registered investment advisory businesses had approximately $541 billion and $422 billion in total assets under care as of September 30, 2021 and 2020, respectively, and managed $61 billion and $53 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2021 and 2020, respectively.

Card and processing revenue
Card and processing revenue increased $10 million and $38 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily due to an increase in debit and credit card interchange, partially offset by increased reward costs, all of which were driven by an increase in consumer and business card spend volume.

Mortgage banking net revenue
Mortgage banking net revenue increased $10 million for the three months ended September 30, 2021 and decreased $60 million for the nine months ended September 30, 2021, compared to the same periods in the prior year.

The following table presents the components of mortgage banking net revenue:

TABLE 9: Components of Mortgage Banking Net Revenue
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Origination fees and gains on loan sales	$78	93	248	269
Net mortgage servicing revenue:
Gross mortgage servicing fees	63	66	181	197
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(55)	(83)	(194)	(171)
Net mortgage servicing revenue	8	(17)	(13)	26
Total mortgage banking net revenue	$86	76	235	295

Origination fees and gains on loan sales decreased $15 million and $21 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily driven by decreases in gain on sale margins partially offset by gains from sales of forbearance loans that were repurchased from GNMA. Residential mortgage loan originations increased to $5.0 billion and $14.7 billion for the three and nine months ended September 30, 2021, respectively, from $4.5 billion and $12.0 billion for the three and nine months ended September 30, 2020, respectively.

Net mortgage servicing revenue increased $25 million and decreased $39 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily due to a decrease in net negative valuation adjustments, partially offset by a decrease in gross mortgage servicing fees. The decrease for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase in net negative valuation adjustments as well as a decrease in gross mortgage servicing fees. Refer to Table 10 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 10: Components of Net Valuation Adjustments on MSRs
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(11)	(12)	(99)	348
Changes in fair value:
Due to changes in inputs or assumptions(a)	20	4	123	(340)
Other changes in fair value(b)	(64)	(75)	(218)	(179)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(55)	(83)	(194)	(171)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the three and nine months ended September 30, 2021, the Bancorp recognized losses of $44 million and $95 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $20 million and $123 million for the three and nine months ended September 30, 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates were relatively flat during the three months ended September 30, 2021, however higher swap rates resulted in a reduction to modeled prepayment speeds and a tightening of the spread between mortgage rates and swap rates. Mortgage rates increased during the nine months ended September 30, 2021, which resulted in a reduction to modeled prepayment speeds and a tightening of the spread between mortgage rates and swap rates. There was also an increase in the modeled OAS assumptions for both the three and nine months ended September 30, 2021. The fair value of the MSR portfolio also decreased $64 million and $218 million as a result of contractual principal payments and actual prepayment activity for the three and nine months ended September 30, 2021, respectively.

Mortgage rates decreased during both the three and nine months ended September 30, 2020, which caused modeled prepayment speeds to rise. Additionally, swap rates increased for the three months ended September 30, 2020, which caused modeled OAS assumptions to increase. The fair value of the MSR portfolio increased $4 million and decreased $340 million for the three and nine months ended September 30, 2020, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions and decreased $75 million and $179 million for the three and nine months ended September 30, 2020, respectively, due to the impact of contractual principal payments and actual prepayment activity.

Further detail on the valuation of MSRs can be found in Note 13 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of an immaterial amount and $2 million during the three and nine months ended September 30, 2021, respectively, compared to net losses of $1 million and net gains of $3 million during the three and nine months ended September 30, 2020, respectively, recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of September 30, 2021 and 2020 were $92.7 billion and $91.4 billion, respectively, with $77.9 billion and $73.5 billion, respectively, of residential mortgage loans serviced for others.

Leasing business revenue
Leasing business revenue increased $1 million and $19 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily due to increases in lease syndication fees and lease remarketing fees, partially offset by a decrease in leasing business solutions revenue. The increase for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase in lease syndication fees, partially offset by a decrease in lease remarketing fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 11: Components of Other Noninterest Income
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Gains on contract sales	$61	—	62	—
BOLI income	16	15	46	47
Private equity investment income (loss)	22	3	41	(5)
Cardholder fees	13	12	38	33
Equity method investment income	3	3	24	6
Banking center income	6	5	17	15
Consumer loan fees	4	5	13	15
Insurance income	2	5	5	15
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(17)	(22)	(67)	(73)
Net losses on disposition and impairment of bank premises and equipment	(3)	(11)	(4)	(26)
Other, net	13	11	36	15
Total other noninterest income	$120	26	211	42

Other noninterest income increased $94 million and $169 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to the recognition of gains on contract sales and an increase in private equity investment income as well as a decrease in net losses on disposition and impairment of bank premises and equipment. The increase for the nine months ended September 30, 2021 also included an increase in equity method investment income, partially offset by a decrease in insurance income.

Gains on contract sales for the three and nine months ended September 30, 2021 primarily included the recognition of a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio, which was completed in the third quarter of 2021. Private equity investment income increased $19 million and $46 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by the recognition of positive net valuation adjustments during the three and nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021 also included the impact of impairment charges recognized on certain private equity investments during the nine months ended September 30, 2020. For additional information on the valuation of private equity investments, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements. Net losses on disposition and impairment of bank premises and equipment decreased $8 million and $22 million for the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily driven by the impact of lower impairment charges during the three and nine months ended September 30, 2021 compared the same periods in the prior year. For additional information, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. Equity method investment income increased $18 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to gains and proportional earnings recognized on certain equity method investments during the nine months ended September 30, 2021. Insurance income decreased $10 million for the nine months ended September 30, 2021 compared to the same period in the prior year driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest Expense
Noninterest expense increased $11 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense, compensation and benefits expense and card and processing expense. Noninterest expense increased $59 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense and card and processing expense.

The following table presents the components of noninterest expense:

TABLE 12: Components of Noninterest Expense
	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits	$627	637	(2)	$1,971	1,911	3
Technology and communications	98	89	10	285	272	5
Net occupancy expense	79	90	(12)	235	254	(7)
Equipment expense	34	33	3	102	97	5
Leasing business expense	33	35	(6)	102	103	(1)
Marketing Expense	29	23	26	72	74	(3)
Card and processing expense	19	29	(34)	70	89	(21)
Other noninterest expense	253	225	12	704	682	3
Total noninterest expense	$1,172	1,161	1	$3,541	3,482	2
Efficiency ratio on an FTE basis(a)	57.8%	61.3		59.9%	61.6
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense decreased $10 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to the impact of severance payments made during the three months ended September 30, 2020 and a decrease in base compensation due to a decline in full-time equivalent employees, partially offset by increases in performance-based compensation for the three months ended September 30, 2021. Compensation and benefits expense increased $60 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in performance-based compensation, non-qualified deferred compensation expense and medical expenses due to lower activity in the prior period as a result of the COVID-19 pandemic, partially offset by a decrease in base compensation due to a decline in full-time equivalent employees. Full-time equivalent employees totaled 19,171 at September 30, 2021 compared to 20,283 at September 30, 2020.

Technology and communications expense increased $9 million and $13 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increased investment in strategic initiatives and technology. Net occupancy expense decreased $11 million and $19 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to a reduction of leased square footage. Card and processing expense decreased $10 million and $19 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to contract renegotiations with a third-party vendor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the components of other noninterest expense:

TABLE 13: Components of Other Noninterest Expense
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Loan and lease	$54	41	158	116
FDIC insurance and other taxes	29	36	87	86
Data processing	19	20	60	55
Losses and adjustments	19	23	49	94
Professional service fees	14	10	46	33
Intangible amortization	11	12	32	36
Postal and courier	9	9	28	27
Donations	18	2	23	9
Travel	12	4	22	23
Recruitment and education	6	5	15	16
Insurance	4	4	12	11
Supplies	3	3	9	10
Other, net	55	56	163	166
Total other noninterest expense	$253	225	704	682

Other noninterest expense increased $28 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in donations expense, loan and lease expense and travel expense, partially offset by a decrease in FDIC insurance and other taxes. Other noninterest expense increased $22 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in loan and lease expense, donations expense and professional service fees, partially offset by a decrease in losses and adjustments.

Donations expense increased $16 million and $14 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to a charitable contribution made to the Fifth Third Foundation in the third quarter of 2021. Loan and lease expense increased $13 million and $42 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to an increase in loan servicing expenses associated with the Bancorp’s purchases of certain government-guaranteed residential mortgage loans in forbearance programs.

Travel expense increased $8 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily driven by an increase in business travel as activity in the prior period was limited by the COVID-19 pandemic. FDIC insurance and other taxes decreased $7 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to a decrease in the FDIC insurance assessment rate.

Losses and adjustments decreased $45 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by an increase in legal settlements. Professional service fees increased $13 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily driven by increases in consulting fees and legal fees.

Applicable Income Taxes
The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income before income taxes	$895	746	2,689	1,051
Applicable income tax expense	191	165	582	228
Effective tax rate	21.3%	22.1	21.6	21.6

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

The effective tax rate decreased to 21.3% for the three months ended September 30, 2021 compared to 22.1% for the same period in the prior year primarily related to an increase in excess tax benefits related to share-based compensation.

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

TABLE 15: Components of Total Loans and Leases (including loans and leases held for sale)
	September 30, 2021		December 31, 2020
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans(a)	$47,836	42%	$49,895	44%
Commercial mortgage loans	10,300	9	10,609	9
Commercial construction loans	5,456	5	5,815	5
Commercial leases	3,130	3	2,954	3
Total commercial loans and leases	$66,722	59	$69,273	61
Consumer loans:
Residential mortgage loans(b)	21,359	19	20,393	18
Home equity	4,276	4	5,183	4
Indirect secured consumer loans	16,004	14	13,653	12
Credit card	1,744	1	2,007	2
Other consumer loans	3,009	3	3,014	3
Total consumer loans	$46,392	41	$44,250	39
Total loans and leases	$113,114	100%	$113,523	100%
Total portfolio loans and leases (excluding loans and leases held for sale)	$107,911		$108,782
(a)Includes $2.3 billion and $4.8 billion as of September 30, 2021 and December 31, 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39 as of December 31, 2020 of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 15 for further information.

Total loans and leases, including loans and leases held for sale, decreased $409 million from December 31, 2020. The decrease from December 31, 2020 was the result of a $2.6 billion, or 4%, decrease in commercial loans and leases, partially offset by a $2.1 billion, or 5%, increase in consumer loans.

Commercial loans and leases decreased $2.6 billion from December 31, 2020 due to decreases in commercial and industrial loans, commercial construction loans and commercial mortgage loans, partially offset by an increase in commercial leases. Commercial and industrial loans decreased $2.1 billion, or 4%, from December 31, 2020 primarily as a result of PPP loan forgiveness and paydowns in excess of loan originations. Commercial construction loans decreased $359 million, or 6%, from December 31, 2020 as payoffs exceeded draws on existing commitments and loan originations. Commercial mortgage loans decreased $309 million, or 3%, from December 31, 2020 as payoffs exceeded loan originations. Commercial leases increased $176 million, or 6%, from December 31, 2020 primarily as a result of an increase in lease originations.

Consumer loans increased $2.1 billion from December 31, 2020 primarily due to increases in indirect secured consumer loans and residential mortgage loans, partially offset by decreases in home equity and credit card. Indirect secured consumer loans increased $2.4 billion, or 17%, from December 31, 2020 primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Residential mortgage loans increased $966 million, or 5%, from December 31, 2020 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Home equity decreased $907 million, or 17%, from December 31, 2020 as payoffs exceeded loan originations. Credit card decreased $263 million, or 13%, from December 31, 2020 primarily due to the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus programs and lower consumer demand for credit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Loans and Leases (including average loans and leases held for sale)
	September 30, 2021		September 30, 2020
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$47,774	42%	$54,056	47%
Commercial mortgage loans	10,339	9	11,071	10
Commercial construction loans	5,729	5	5,534	5
Commercial leases	3,158	3	2,966	2
Total commercial loans and leases	$67,000	59	$73,627	64
Consumer loans:
Residential mortgage loans	21,750	19	17,814	16
Home equity	4,409	4	5,581	5
Indirect secured consumer loans	15,590	14	12,599	11
Credit card	1,748	1	2,134	2
Other consumer loans	3,031	3	2,858	2
Total consumer loans	$46,528	41	$40,986	36
Total average loans and leases	$113,528	100%	$114,613	100%
Total average portfolio loans and leases (excluding loans and leases held for sale)	$107,970		$113,362

Average loans and leases, including average loans and leases held for sale, decreased $1.1 billion, or 1%, for the three months ended September 30, 2021 compared to the same period in the prior year as a result of a $6.6 billion, or 9%, decrease in average commercial loans and leases, partially offset by a $5.5 billion, or 14%, increase in average consumer loans.

Average commercial loans and leases decreased $6.6 billion for the three months ended September 30, 2021 compared to the same period in the prior year due to decreases in average commercial and industrial loans and average commercial mortgage loans, partially offset by increases in average commercial construction loans and average commercial leases. Average commercial and industrial loans decreased $6.3 billion, or 12%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily driven by paydowns in excess of loan originations and PPP loan forgiveness. Average commercial mortgage loans decreased $732 million, or 7%, for the three months ended September 30, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased $195 million, or 4%, for the three months ended September 30, 2021 compared to the same period in the prior year as draws on existing commitments exceeded payoffs. Average commercial leases increased $192 million, or 6%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of an increase in lease originations.

Average consumer loans increased $5.5 billion for the three months ended September 30, 2021 compared to the same period in the prior year due to increases in average residential mortgage loans, average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average home equity and average credit card. Average residential mortgage loans increased $3.9 billion, or 22%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs, partially offset by higher runoff due to payoffs exceeding loan originations. Average indirect secured consumer loans increased $3.0 billion, or 24%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Average other consumer loans increased $173 million, or 6%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of purchases of portfolios of point-of-sale loans. Average home equity decreased $1.2 billion, or 21%, for the three months ended September 30, 2021 compared to the same period in the prior year as payoffs exceeded loan originations. Average credit card decreased $386 million, or 18%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily driven by the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus programs and lower consumer demand for credit.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $38.9 billion and $38.4 billion at September 30, 2021 and December 31, 2020, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 5.0 at September 30, 2021 compared to 4.4 at December 31, 2020.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At September 30, 2021, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
September 30, 2021 and December 31, 2020. During the three and nine months ended September 30 2021, the Bancorp recognized $12 million and $19 million, respectively, of impairment losses on its available-for-sale debt and other securities, included in securities gains (losses), net, in the Condensed Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both September 30, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2021 and September 30, 2020.

The following table summarizes the end of period components of investment securities:

TABLE 17: Components of Investment Securities
As of ($ in millions)	September 30, 2021	December 31, 2020
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$90	74
Obligations of states and political subdivisions securities	18	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	9,191	11,147
Agency commercial mortgage-backed securities	18,468	16,745
Non-agency commercial mortgage-backed securities	3,802	3,323
Asset-backed securities and other debt securities	4,221	3,152
Other securities(a)	518	524
Total available-for-sale debt and other securities	$36,308	34,982
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$6	9
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$8	11
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$93	81
Obligations of states and political subdivisions securities	50	10
Agency residential mortgage-backed securities	89	30
Asset-backed securities and other debt securities	453	439
Total trading debt securities	$685	560
Total equity securities (fair value)	$329	313
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $31, $485 and $2, respectively, at September 30, 2021 and $40, $482 and $2, respectively, at December 31, 2020, that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $1.3 billion from December 31, 2020 primarily due to increases in agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 20% and 19% of total interest-earning assets at September 30, 2021 and December 31, 2020, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.6 years at September 30, 2021 compared to 5.7 years at December 31, 2020. In addition, at September 30, 2021, the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.81% compared to 3.05% at December 31, 2020.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.6 billion at September 30, 2021 compared to $2.5 billion at December 31, 2020. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale Debt and Other Securities
As of September 30, 2021 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$15	15	0.3	0.03%
Average life 1 – 5 years	75	77	1.3	2.12
Total	$90	92	1.2	1.77%
Obligations of states and political subdivisions securities:
Average life 1 – 5 years	17	17	1.4	1.80
Average life greater than 10 years	1	1	15.1	7.00
Total	$18	18	2.2	2.12%
Agency residential mortgage-backed securities:
Average life of 1 year or less	421	427	0.5	3.53
Average life 1 – 5 years	3,611	3,759	3.4	3.05
Average life 5 – 10 years	4,369	4,627	6.7	2.97
Average life greater than 10 years	790	839	13.0	2.91
Total	$9,191	9,652	5.6	3.02%
Agency commercial mortgage-backed securities:(a)
Average life of 1 year or less	340	349	0.7	3.16
Average life 1 – 5 years	6,400	6,737	3.3	3.38
Average life 5 – 10 years	6,485	6,927	7.0	2.96
Average life greater than 10 years	5,243	5,351	13.7	2.39
Total	$18,468	19,364	7.5	2.95%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	111	111	0.3	0.97
Average life 1 – 5 years	2,858	3,020	3.2	3.24
Average life 5 – 10 years	833	848	8.0	2.15
Total	$3,802	3,979	4.2	2.94%
Asset-backed securities and other debt securities:
Average life of 1 year or less	307	308	0.5	3.29
Average life 1 – 5 years	1,657	1,671	3.4	1.77
Average life 5 – 10 years	1,289	1,291	6.7	1.56
Average life greater than 10 years	968	977	15.3	1.16
Total	$4,221	4,247	6.9	1.68%
Other securities	518	518
Total available-for-sale debt and other securities	$36,308	37,870	6.6	2.81%
(a)Taxable-equivalent yield adjustments included in the above table are 0.09% and 0.03% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $34.2 billion and $33.4 billion at September 30, 2021 and December 31, 2020, respectively. The increase of $804 million from December 31, 2020 was primarily attributable to core deposit growth during the nine months ended September 30, 2021.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 79% and 75% of the Bancorp’s average asset funding base for the three months ended September 30, 2021 and 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the end of period components of deposits:

TABLE 19: Components of Deposits
	September 30, 2021		December 31, 2020
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$63,879	39%	$57,711	36%
Interest checking	45,964	28	47,270	30
Savings	21,423	13	18,258	12
Money market	30,652	19	30,650	19
Foreign office	202	—	143	—
Total transaction deposits	$162,120	99	$154,032	97
Other time	2,204	1	3,023	2
Total core deposits	$164,324	100	$157,055	99
Certificates $100,000 and over(a)	784	—	2,026	1
Total deposits	$165,108	100%	$159,081	100%
(a)Includes $297 million and $1.3 billion of institutional, retail and wholesale certificates $250,000 and over at September 30, 2021 and December 31, 2020, respectively.

Core deposits increased $7.3 billion, or 5%, from December 31, 2020 as a result of an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $8.1 billion, or 5%, from December 31, 2020 primarily due to increases in demand deposits and savings deposits, partially offset by a decrease in interest checking deposits. Demand deposits increased $6.2 billion, or 11%, from December 31, 2020 primarily as a result of customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits during the nine months ended September 30, 2021. Savings deposits increased $3.2 billion, or 17%, from December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus as well as decreased consumer outflows. Interest checking deposits decreased $1.3 billion, or 3%, from December 31, 2020 primarily as a result of lower balances per customer account as well as the aforementioned balance migration into demand deposits during the nine months ended September 30, 2021. Other time deposits decreased $819 million, or 27%, from December 31, 2020 primarily due to lower offering rates on certificates less than $100,000.

Certificates $100,000 and over decreased $1.2 billion, or 61%, from December 31, 2020 primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

The following table presents the components of average deposits for the three months ended:

TABLE 20: Components of Average Deposits
	September 30, 2021		September 30, 2020
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$62,626	38%	$50,414	32%
Interest checking	45,128	28	49,800	32
Savings	20,941	13	17,013	11
Money market	30,514	19	31,151	20
Foreign office	195	—	189	—
Total transaction deposits	$159,404	98	$148,567	95
Other time	2,383	1	3,711	2
Total core deposits	$161,787	99	$152,278	97
Certificates $100,000 and over(a)	860	1	3,633	3
Total average deposits	$162,647	100%	$155,911	100%
(a)Includes $306 million and $2.6 billion of average institutional, retail and wholesale certificates $250,000 and over for the three months ended September 30, 2021 and 2020, respectively.

On an average basis, core deposits increased $9.5 billion, or 6%, for the three months ended September 30, 2021 compared to the same period in the prior year due to an increase of $10.8 billion, or 7%, in average transaction deposits, partially offset by a decrease of $1.3 billion, or 36%, in average other time deposits. The increase in average transaction deposits was driven primarily by increases in average demand deposits and average savings deposits, partially offset by decreases in average interest checking deposits and average money market deposits. Average demand deposits increased $12.2 billion, or 24%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average savings deposits increased $3.9 billion, or 23%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of higher average balances per customer account due to the amount of fiscal stimulus as well as decreased consumer outflows. Average

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
interest checking deposits decreased $4.7 billion, or 9%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account, partially offset by higher average balances per consumer customer account due to the previously mentioned impacts of fiscal stimulus. Average money market deposits decreased $637 million, or 2%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of lower average balances per customer account and a decline in the number of accounts of commercial customers, partially offset by higher average balances per consumer customer account due to the amount of fiscal stimulus and decreased consumer outflows. Average other time deposits decreased primarily due to lower offering rates on certificates less than $100,000.

Average certificates $100,000 and over decreased $2.8 billion, or 76%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

Contractual maturities
The contractual maturities of certificates $100,000 and over as of September 30, 2021 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates $100,000 and Over
($ in millions)
Next 3 months	$306
3-6 months	179
6-12 months	157
After 12 months	142
Total certificates $100,000 and over	$784

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2021 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over
($ in millions)
Next 12 months	$2,466
13-24 months	277
25-36 months	109
37-48 months	78
49-60 months	53
After 60 months	5
Total other time deposits and certificates $100,000 and over	$2,988

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 12% and 15% for the three months ended September 30, 2021 and 2020, respectively.

The following table summarizes the end of period components of borrowings:

TABLE 23: Components of Borrowings
As of ($ in millions)	September 30, 2021	December 31, 2020
Federal funds purchased	$309	300
Other short-term borrowings	949	1,192
Long-term debt	11,419	14,973
Total borrowings	$12,677	16,465

Total borrowings decreased $3.8 billion, or 23%, from December 31, 2020 primarily due to decreases in long-term debt and other short-term borrowings. Long-term debt decreased $3.6 billion from December 31, 2020 driven by the early redemptions under the par call options of $3.2 billion of notes and $315 million of paydowns on long-term debt associated with automobile loan securitizations during the nine months ended September 30, 2021. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to the Condensed Consolidated Financial Statements. Other short-term borrowings decreased $243 million from December 31, 2020 primarily as a result of decreased short-term funding needs given continued core deposit growth. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes components of average borrowings for the three months ended:

TABLE 24: Components of Average Borrowings
($ in millions)	September 30, 2021	September 30, 2020
Federal funds purchased	$348	273
Other short-term borrowings	1,122	1,626
Long-term debt	12,057	16,230
Total average borrowings	$13,527	18,129

Total average borrowings decreased $4.6 billion, or 25%, for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to decreases in average long-term debt and average other short-term borrowings. Average long-term debt decreased $4.2 billion for the three months ended September 30, 2021 compared to the same period in the prior year primarily driven by the early redemptions under the par call options of $3.2 billion of notes and $440 million of paydowns on long-term debt associated with automobile loan securitizations since September of 2020. Average other short-term borrowings decreased $504 million for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of the Bancorp exercising repurchase options on certain loans previously sold to GNMA for which an obligation had been recognized under ASC Topic 860 as well as decreased short-term funding needs resulting from core deposit growth. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2020 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also modestly declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the nine months ended September 30, 2021.

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

The following table summarizes net income by business segment:

TABLE 25: Net Income by Business Segment
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Commercial Banking	$457	12	1,162	249
Branch Banking	48	15	64	273
Consumer Lending	58	25	121	134
Wealth and Asset Management	24	21	68	84
General Corporate and Other	117	508	692	83
Net income	$704	581	2,107	823

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income (FTE)(a)	$371	435	1,116	1,522
(Benefit from) provision for credit losses	(242)	337	(470)	839
Noninterest income:
Commercial banking revenue	150	125	457	386
Service charges on deposits	91	91	273	253
Leasing business revenue	78	77	226	207
Other noninterest income	43	25	121	51
Noninterest expense:
Compensation and benefits	138	127	431	405
Leasing business expense	33	35	102	103
Other noninterest expense	235	249	692	786
Income before income taxes (FTE)	569	5	1,438	286
Applicable income tax expense (benefit)(a)(b)	112	(7)	276	37
Net income	$457	12	1,162	249
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$59,779	65,162	59,917	68,235
Demand deposits	33,215	25,926	32,527	22,011
Interest checking deposits	20,951	28,385	20,984	25,868
Savings and money market deposits	5,907	7,545	6,195	6,490
Other time deposits and certificates $100,000 and over	88	145	93	170
Foreign office deposits	194	187	154	192
(a)Includes FTE adjustments of $2 and $3 for the three months ended September 30, 2021 and 2020, respectively, and $6 and $10 for the nine months ended September 30, 2021 and 2020, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $457 million and $1.2 billion for the three and nine months ended September 30, 2021, respectively, compared to $12 million and $249 million, respectively, for the same periods in the prior year. The increases were primarily driven by decreases in the provision for credit losses as well as increases in noninterest income and decreases in noninterest expense, partially offset by decreases in net interest income on an FTE basis.

Net interest income on an FTE basis decreased $64 million and $406 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in yields on and average balances of commercial loans and leases as well as decreases in FTP credit rates on interest checking deposits, demand deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on and average balances of interest checking deposits and savings and money market deposits.

The benefit from credit losses was $242 million and $470 million for the three and nine months ended September 30, 2021, respectively, compared to a provision for credit losses of $337 million and $839 million for the three and nine months ended September 30, 2020, respectively. The decreases for the three and nine months ended September 30, 2021 compared to the same periods in the prior year were primarily driven by a decrease in commercial criticized asset levels as well as decreases in net charge-offs on commercial loans and leases. Net charge-offs as a percent of average portfolio loans and leases were an immaterial amount and 7 bps for the three and nine months ended September 30, 2021, respectively, compared to 35 bps for both of the comparable periods in the prior year.

Noninterest income increased $44 million and $180 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in commercial banking revenue and other noninterest income. The increase

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
for the nine months ended September 30, 2021 was also driven by increases in service charges on deposits and leasing business revenue. Commercial banking revenue increased $25 million and $71 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2021 was primarily due to increases in loan syndication fees, business lending fees and contract revenue from commercial customer derivatives partially offset by a decrease in institutional sales. The increase for the nine months ended September 30, 2021 was primarily due to increases in loan syndication fees, business lending fees and institutional sales partially offset by a decrease in bridge fees. Other noninterest income increased $18 million and $70 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in private equity investment income and card and processing revenue as well as gains on the sale of loans held for sale. The increase for the nine months ended September 30, 2021 was also driven by the recognition of securities gains, net as well as an increase in equity method investment income. Service charges on deposits increased $20 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily driven by increases in commercial deposit fees primarily due to growth in volume-based service revenues, with continued benefit from lower earnings credit rates. Leasing business revenue increased $19 million for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to an increase in lease syndication fees partially offset by a decrease in lease remarketing fees.

Noninterest expense decreased $5 million and $69 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in other noninterest expense partially offset by increases in compensation and benefits. Other noninterest expense decreased $14 million and $94 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decreases for both the three and nine months ended September 30, 2021 reflect decreases in allocated expenses related to cash management services. The decrease for the nine months ended September 30, 2021 was also due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts. Compensation and benefits increased $11 million and $26 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of increases in incentive compensation and employee benefits expense driven by strong performance in fees related to business growth and expansion initiatives during the three and nine months ended September 30, 2021.

Average commercial loans and leases decreased $5.4 billion and $8.3 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in average commercial and industrial loans and average commercial mortgage loans partially offset by increases in average commercial construction loans. Average commercial and industrial loans decreased for the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily driven by continued paydowns on revolving lines of credit. Average commercial mortgage loans decreased for the three and nine months ended September 30, 2021 compared to the same periods in the prior year as payoffs exceeded loan originations. Average commercial construction loans increased for the three and nine months ended September 30, 2021 compared to the same periods in the prior year as draws on existing commitments exceeded payoffs.

Average core deposits decreased $1.8 billion for the three months ended September 30, 2021 compared to the same period in the prior year primarily due to decreases in average interest checking deposits and average savings and money market deposits, partially offset by an increase in average demand deposits. Average core deposits increased $5.3 billion for the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to an increase in average demand deposits partially offset by a decrease in average interest checking deposits. Average demand deposits increased $7.3 billion and $10.5 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of commercial customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average interest checking deposits decreased $7.4 billion and $4.9 billion, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account. Average savings and money market deposits decreased $1.6 billion for the three months ended September 30, 2021 compared to the same period in the prior year primarily as a result of a decline in average balances per commercial customer account.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,100 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$309	355	905	1,372
Provision for credit losses	13	68	79	182
Noninterest income:
Card and processing revenue	82	76	244	209
Service charges on deposits	61	53	172	160
Wealth and asset management revenue	53	44	154	128
Other noninterest income	33	19	88	58
Noninterest expense:
Compensation and benefits	160	162	488	491
Net occupancy and equipment expense	57	54	172	162
Card and processing expense	18	28	68	86
Other noninterest expense	228	216	675	660
Income before income taxes	$62	19	81	346
Applicable income tax expense	14	4	17	73
Net income	$48	15	64	273
Average Balance Sheet Data
Consumer loans	$11,770	12,573	11,906	12,939
Commercial loans, including held for sale	3,069	2,260	3,012	2,281
Demand deposits	26,544	21,174	25,590	19,137
Interest checking deposits	15,742	12,944	15,651	12,260
Savings and money market deposits	42,928	38,015	41,997	36,400
Other time deposits and certificates $100,000 and over	3,086	4,771	3,475	5,771

Net income was $48 million and $64 million for the three and nine months ended September 30, 2021, respectively, compared to $15 million and $273 million, respectively, for the same periods in the prior year. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by a decrease in provision for credit losses and an increase in noninterest income partially offset by a decrease in net interest income. The decrease for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily driven by a decrease in net interest income partially offset by an increase in noninterest income and a decrease in provision for credit losses.

Net interest income decreased $46 million and $467 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in FTP credit rates on core deposits and certificates $100,000 and over as well as decreases in average balances of credit card and home equity and decreases in yields on average other consumer loans. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing deposits and a decrease in FTP charge rates on loans and leases.

Provision for credit losses decreased $55 million and $103 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in net charge-offs on credit card and home equity. The decrease for the nine months ended September 30, 2021 compared to the same period in the prior year also included a decrease in net charge-offs on other consumer loans. The decrease in provision for credit losses for the three and nine months ended September 30, 2021 compared to the same periods in the prior year also included the impact of a decrease in commercial criticized asset levels. Net charge-offs as a percent of average portfolio loans and leases decreased to 61 bps and 91 bps for the three and nine months ended September 30, 2021, respectively, compared to 113 bps and 133 bps, respectively, for the same periods in the prior year.

Noninterest income increased $37 million and $103 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year driven by increases in card and processing revenue, other noninterest income, wealth and asset

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
management revenue and service charges on deposits. Card and processing revenue increased $6 million and $35 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of an increase in consumer customer spend volume, partially offset by increased reward costs. Other noninterest income increased $14 million and $30 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in net losses on disposition and impairment of bank premises and equipment as well as increases in cardholder fees and banking center income. Wealth and asset management revenue increased $9 million and $26 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in broker income and private client service fees. Service charges on deposits increased $8 million and $12 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year driven by increases in both commercial deposit fees and consumer deposit fees.

Noninterest expense increased $3 million and $4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense and net occupancy and equipment expense, partially offset by decreases in card and processing expense. Other noninterest expense increased $12 million and $15 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in losses and adjustments, marketing expense and loan and lease expense partially offset by decreases in allocated expenses primarily related to cash management services. Net occupancy and equipment expense increased $3 million and $10 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in allocated occupancy costs. Card and processing expense decreased $10 million and $18 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans decreased $803 million and $1.0 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in average home equity as payoffs exceeded loan originations, as well as decreases in average credit card primarily driven by the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity due to the amount of fiscal stimulus programs and lower consumer demand for credit. These decreases were partially offset by increases in average residential mortgage loans for the three and nine months ended September 30, 2021 primarily as a result of increases in loan originations. Average commercial loans increased $809 million and $731 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average commercial mortgage loans and average commercial and industrial loans.

Average deposits increased $11.4 billion and $13.1 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average demand deposits, average savings and money market deposits and average interest checking deposits partially offset by decreases in average other time deposits and certificates $100,000 and over. Average demand deposits increased $5.4 billion and $6.5 billion, average savings and money market deposits increased $4.9 billion and $5.6 billion and average interest checking deposits increased $2.8 billion and $3.4 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of higher balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic as well as decreased consumer outflows. Average other time deposits and certificates $100,000 and over decreased $1.7 billion and $2.3 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to lower offering rates on certificates.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$145	98	415	279
Provision for (benefit from) credit losses	(2)	2	7	25
Noninterest income:
Mortgage banking net revenue	82	72	225	286
Other noninterest income	2	1	4	11
Noninterest expense:
Compensation and benefits	61	57	189	162
Other noninterest expense	97	80	294	220
Income before income taxes	$73	32	154	169
Applicable income tax expense	15	7	33	35
Net income	$58	25	121	134
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$16,304	13,126	16,118	13,167
Home equity	140	187	152	197
Indirect secured consumer loans	15,477	12,425	14,629	11,990

Net income was $58 million and $121 million for the three and nine months ended September 30, 2021, respectively, compared to net income of $25 million and $134 million, respectively, for the same periods in the prior year. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by increases in net interest income and noninterest income as well as a decrease in provision for credit losses, partially offset by an increase in noninterest expense. The decrease for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase in noninterest expense and a decrease in noninterest income, partially offset by an increase in net interest income and a decrease in provision for credit losses.

Net interest income increased $47 million and $136 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP charge rates on loans and leases and increases in the average balances of residential mortgage loans and indirect secured consumer loans. These increases were partially offset by decreases in yields on average residential mortgage loans and average indirect secured consumer loans as well as decreases in FTP credit rates on demand deposits.

Provision for credit losses decreased $4 million and $18 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in net charge-offs on indirect secured consumer loans and residential mortgage loans. Net recoveries as a percent of average portfolio loans and leases were 2 bps for the three months ended September 30, 2021 and net charge-offs as a percent of average portfolio loans and leases were 3 bps for the three months ended September 30, 2020. Net charge-offs as a percent of average portfolio loans and leases were 4 bps for the nine months ended September 30, 2021 compared to 14 bps for the nine months ended September 30, 2020.

Noninterest income increased $11 million and decreased $68 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by an increase in mortgage banking net revenue and the decrease for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily driven by a decrease in mortgage banking net revenue. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $21 million and $101 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $17 million and $74 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
in the prior year primarily driven by increases in loan and lease expense and corporate overhead allocations. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was partially offset by a decrease in losses and adjustments. Compensation and benefits increased $4 million and $27 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in base compensation and incentive compensation resulting from the increased mortgage origination activity for both the three and nine months ended September 30, 2021.

Average consumer loans increased $6.2 billion and $5.5 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average indirect secured consumer loans. Average residential mortgage loans increased $3.2 billion and $3.0 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Average indirect secured consumer loans increased $3.1 billion and $2.6 billion for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 29: Wealth and Asset Management
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Income Statement Data
Net interest income	$22	28	64	116
Benefit from credit losses	—	—	(1)	—
Noninterest income:
Wealth and asset management revenue	140	126	414	371
Other noninterest income	3	6	8	19
Noninterest expense:
Compensation and benefits	48	54	151	165
Other noninterest expense	86	79	249	235
Income before income taxes	$31	27	87	106
Applicable income tax expense	7	6	19	22
Net income	$24	21	68	84
Average Balance Sheet Data
Loans and leases, including held for sale	$3,909	3,678	3,810	3,618
Core deposits	11,052	10,932	11,301	10,848

Net income was $24 million and $68 million for the three and nine months ended September 30, 2021, respectively, compared to net income of $21 million and $84 million, respectively, for the same periods in the prior year. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by an increase in noninterest income partially offset by a decrease in net interest income. The decrease for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily driven by a decrease in net interest income partially offset by an increase in noninterest income.

Net interest income decreased $6 million and $52 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credit rates on interest-bearing core deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in rates paid on average interest-bearing core deposits as well as decreases in FTP charge rates on loans and leases.

Noninterest income increased $11 million and $32 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year driven by increases in wealth and asset management revenue partially offset by decreases in other

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
noninterest income. Wealth and asset management revenue increased $14 million and $43 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of increases in private client service fees and broker income partially offset by decreases in institutional fees. Other noninterest income decreased $3 million and $11 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to decreases in insurance income driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Noninterest expense increased $1 million and was substantially flat for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year driven by an increase in other noninterest expense partially offset by a decrease in compensation and benefits. Other noninterest expense increased $7 million and $14 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily due to increases in expenses associated with intercompany revenue sharing agreements. Compensation and benefits decreased $6 million and $14 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily as a result of decreases in base compensation which included a decline due to the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Average loans and leases increased $231 million and $192 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by increases in average other consumer loans and average residential mortgage loans as a result of higher loan production. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was also partially offset by decreases in average commercial and industrial loans and average commercial mortgage loans as payoffs exceeded new loan production.

Average core deposits increased $120 million and $453 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by increases in average savings and money market deposits and average demand deposits, partially offset by a decrease in average interest checking deposits as a result of fiscal stimulus and migration of balances from interest checking deposits into demand deposits. The increase for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily driven by increases in average savings and money market deposits, average interest checking deposits and average demand deposits as a result of higher average balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer spending.

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

Net interest income on an FTE basis increased $87 million and $759 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, increases in interest income on loans and leases and decreases in interest expense on long-term debt and deposits. These positive impacts were partially offset by decreases in the benefit related to FTP charge rates on loans and leases allocated to the business segments and decreases in interest income on investment securities.

The provision for credit losses was $189 million for the three months ended September 30, 2021 compared to a benefit from credit losses of $422 million for the three months ended September 30, 2020. The increase in provision expense for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by an increase in the benefits provided to the business segments associated with the decline in the level of commercial criticized assets owned by the business segments. The provision for credit losses was $55 million for the nine months ended September 30, 2021 compared to a provision for credit losses of $64 million for the nine months ended September 30, 2020. The decrease in provision expense for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily driven by the benefit from the reduction of the ACL captured in General Corporate and Other, which was substantially offset by an increase in the benefits provided to the business segments associated with the decline in the level of commercial criticized assets owned by the business segments.

Noninterest income increased $18 million and $56 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year primarily driven by the recognition of a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio in the third quarter of 2021, decreases in net losses on disposition and impairment of bank premises and equipment, increases in private equity investment income and decreases in the loss on the swap associated with the sale of Visa, Inc. Class B shares. These impacts were partially offset by the recognition of securities losses of $3 million and securities gains of $4 million for the three and nine months ended September 30, 2021, respectively, compared to securities gains of $51 million and $48 million for the three and nine months ended September 30, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Noninterest expense decreased $2 million and increased $43 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2021 compared to the same period in the prior year was primarily driven by decreases in compensation and benefits and net occupancy expense, partially offset by a decrease in corporate overhead allocations from General Corporate and Other to the other business segments. The increase for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase in compensation and benefits, a decrease in corporate overhead allocations from General Corporate and Other to the other business segments and an increase in equipment expense. These increases were partially offset by a decrease in net occupancy expense.

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
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g. global pandemics, climate change, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
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
•The second line of defense, or Independent Risk Management, consists of Risk Management, Compliance and Credit Risk Review. The second line is responsible for developing frameworks and policies to govern risk-taking activities, overseeing risk-taking of the organization, advising on controlling that risk and providing input on key risk decisions. Risk Management complements the front line’s management of risk-taking activities through its monitoring and reporting responsibilities, including adherence to the risk appetite. Additionally, Risk Management is responsible for identifying, assessing, managing, monitoring and reporting on aggregate risks enterprise-wide.
•The third line of defense is Internal Audit, which provides oversight of the first and second lines of defense, and independent assurance to the Board on the effectiveness of governance, risk management and internal controls.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CREDIT RISK MANAGEMENT
The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices which are described below. These practices include the use of intentional risk-based limits for single name exposures and counterparty selection criteria designed to reduce or eliminate exposure to borrowers who have higher than average default risk and defined weaknesses in financial performance. The Bancorp carefully designs and monitors underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the estimated losses expected in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance for credit losses and record any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. In addition, stress testing is performed on various commercial and consumer portfolios utilizing various models. For certain portfolios, such as real estate and leveraged lending, stress testing is performed by Credit department personnel at the individual loan level during credit underwriting.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of September 30, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,801	1,805	3,187
Commercial mortgage loans	853	858	863
Commercial construction loans	398	399	421
Commercial leases	69	69	69
Total potential problem portfolio loans and leases	$3,121	3,131	4,540

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,641	2,651	3,687
Commercial mortgage loans	784	798	792
Commercial construction loans	240	240	252
Commercial leases	72	72	72
Total potential problem portfolio loans and leases	$3,737	3,761	4,803
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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. The Bancorp also utilizes various scoring systems, analytical tools and portfolio performance monitoring processes to assess the credit risk of the consumer and residential mortgage portfolios.

Overview
Although the rise of the Delta and other variants of COVID-19 may present some downside risk to the economic outlook, the underlying fundamentals of the economy continue to strengthen as consumers and businesses return to more normal levels of activity. The consensus outlook continues to expect strong economic growth in 2021, although modestly softer than prior quarter expectations as supply constraints and inflationary pressures held back economic activity. The rise of the Delta variant of COVID-19 limited labor supply growth in the service sector while materials shortages have slowed the rebuilding of inventories. The pandemic is likely going to continue to be disruptive to global supply chains, tourism, business travel and global investment.

Consumer demand remained resilient despite the expiration of unemployment benefits, supply constraints and the rise in prevalence of the Delta variant. Retail sales were up 13.9% from September 2020 while recent data on consumer spending reflected a further acceleration in sales in October 2021. A large savings cushion should provide support for consumer spending as unemployment benefits and other fiscal stimulus programs end.

With the economy gaining momentum, the unemployment rate declined to 4.8% as of September 2021, down from 5.9% in June 2021, and average hourly earnings increased 4.6% year-over-year. Labor supply constraints are more binding than anticipated, slowing job growth and boosting wages along with inflation. Robust demand, combined with labor shortages and supply chain constraints, is leading to more persistent inflationary pressures throughout the economy.

Monetary policy remains highly accommodative, with short-term rates remaining at the zero lower bound and the Federal Reserve continuing its quantitative easing program. With unemployment and wages continuing to improve and inflationary trends becoming more persistent, Federal Reserve officials indicated a tapering of bond purchases could be announced during the fourth quarter of 2021 and completed around the middle of 2022. Although FOMC members are concerned about the persistence of inflationary pressures in the economy, Federal Reserve officials continue to expect the factors causing the elevated inflation readings to ease in 2022 as supply constraints in product and labor markets improve.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, the Bancorp began providing financial hardship relief in March 2020 to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers have been offered in response to the uniqueness of the economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions. In most cases, these offers were not classified as TDRs if qualified for the TDR relief provisions provided by the CARES Act. As of September 30, 2021, substantially all of these borrowers have resumed making payments except for certain residential mortgage loans which continue to be in forbearance.

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

The following table provides a summary of portfolio loans and leases as of September 30, 2021, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

TABLE 32: Residential Mortgage and Consumer Portfolio Loans Enrolled In Hardship Relief Programs
	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
September 30, 2021 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Residential mortgage loans(b)	$962	205	1,167	998	25	144	169
Consumer loans:
Home equity	165	1	166	154	4	8	12
Indirect secured consumer loans(d)	740	55	795	754	36	5	41
Credit card	79	11	90	77	7	6	13
Other consumer loans	91	3	94	90	3	1	4
Total residential mortgage and consumer portfolio loans	$2,037	275	2,312	2,073	75	164	239
(a)Includes loans and leases that are still in the initial payment relief period (primarily residential mortgage and home equity loans) and loans that have requested additional relief.
(b)Excludes $631 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, all of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower’s status as of March 1, 2020, as adjusted based on the borrower’s compliance with modified loan terms.
(d)Indirect secured consumer loans which are still in an active relief period as of September 30, 2021 are required to make payments but at a reduced amount from original contractual terms.

As of September 30, 2021, $1.2 billion of the Bancorp’s residential mortgage loans had been enrolled in a COVID-19 forbearance program (either active or completed). These loans had a weighted-average FICO score of approximately 687 and a weighted-average origination LTV of approximately 81%. Approximately 75% of these borrowers made at least one payment since entering forbearance, and 86% of balances are reported as current as of September 30, 2021. The Bancorp had $205 million of these loans in an active relief period as of September 30, 2021 and these loans had a weighted-average FICO score of approximately 653 and a weighted-average origination LTV of approximately 83%. Approximately one third of borrowers in an active forbearance period have made at least one payment since entering forbearance and approximately 87% of the residential mortgage loans still in an active relief period have completed the initial six-month forbearance period and have requested an extended forbearance.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Certain industries have experienced increased stress due to the COVID-19 pandemic. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers, among others) have also been impacted by the pandemic given delays and restrictions on in-person visits and elective procedures. Many affected businesses that have reopened are experiencing labor shortages, which create wide-ranging effects on several industries, including decreased hours of service and increased labor costs.

The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of September 30, 2021:

TABLE 33: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,124	7,159	Accommodation and food / Entertainment and recreation
Retail - non-essential	682	3,216	Retail trade
Healthcare	1,090	1,759	Healthcare
Leisure travel	367	557	Transportation and warehousing
Total commercial and industrial loans	$5,263	12,691
Commercial real estate owner-occupied loans:
Leisure and recreation(c)	365	412	Accommodation and food / Entertainment and recreation
Retail - non-essential	86	90	Real estate
Healthcare	1,530	1,745	Healthcare
Total commercial real estate owner-occupied loans	$1,981	2,247
Commercial real estate nonowner-occupied loans:
Leisure and recreation(c)	1,684	1,875	Accommodation and food / Entertainment and recreation
Retail - non-essential	932	1,025	Real estate
Healthcare	120	141	Healthcare
Total commercial real estate nonowner-occupied loans	$2,736	3,041
Total	$9,980	17,979
(a)Excludes loans related to the SBA’s Paycheck Protection Program.
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

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	September 30, 2021			December 31, 2020
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,637	21,638	52	10,699	21,986	68
Real estate	10,516	16,035	63	11,416	16,865	143
Financial services and insurance	7,328	16,678	—	6,868	15,113	—
Business services	5,008	9,570	24	5,344	9,114	66
Healthcare	4,952	7,555	4	5,168	7,874	41
Wholesale trade	4,433	9,018	31	4,204	7,990	25
Accommodation and food	4,084	6,803	23	4,166	6,600	35
Retail trade	3,662	9,467	3	3,651	8,871	6
Construction	2,916	6,177	4	2,631	6,053	4
Communication and information	2,898	6,686	25	3,128	5,802	39
Transportation and warehousing	2,753	4,715	9	2,846	4,596	13
Mining	2,540	4,651	17	2,626	4,171	94
Entertainment and recreation	1,407	2,893	81	2,248	3,537	84
Other services	1,274	1,676	7	1,362	1,770	7
Utilities	1,253	3,317	—	1,162	3,011	—
Public administration	581	987	4	880	1,428	—
Agribusiness	315	572	1	394	616	10
Other	97	99	1	127	129	2
Individuals	66	114	—	77	123	1
Total	$66,720	128,651	349	68,997	125,649	638
By Loan Size:
Less than $1 million	6%	4	13	7	5	10
$1 million to $5 million	8	7	13	9	7	18
$5 million to $10 million	7	5	6	7	6	14
$10 million to $25 million	16	14	43	18	16	27
$25 million to $50 million	24	24	25	24	23	31
Greater than $50 million	39	46	—	35	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	12%	10	28	14	12	28
Ohio	10	12	4	11	12	4
Florida	8	7	1	8	7	1
California	8	7	8	7	7	1
Texas	8	8	5	7	7	10
Michigan	6	6	11	6	6	7
Indiana	4	4	2	4	4	1
Georgia	3	4	9	3	4	7
Tennessee	3	3	1	2	3	1
North Carolina	2	2	1	3	2	3
Kentucky	2	2	—	2	2	4
South Carolina	2	1	—	2	1	—
Other	32	34	30	31	33	33
Total	100%	100	100	100	100	100

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

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of September 30, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$130	323	3,311
Commercial mortgage nonowner-occupied loans	14	101	4,207
Total	$144	424	7,518

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$121	310	3,209
Commercial mortgage nonowner-occupied loans	51	72	4,757
Total	$172	382	7,966

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2021 ($ in millions)					For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Illinois	$2,235	2,583	—	24	—	—
Ohio	1,493	2,064	—	—	—	—
Florida	1,083	1,658	—	—	—	—
North Carolina	929	1,193	—	2	—	—
Michigan	776	889	—	—	—	—
Texas	622	1,067	—	—	—	—
Indiana	600	831	—	—	—	—
All other states	2,513	3,892	—	1	(1)	(2)
Total	$10,251	14,177	—	27	(1)	(2)
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of September 30, 2020 ($ in millions)					For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Illinois	$2,976	3,505	4	47	—	1
Ohio	1,391	1,978	—	4	—	—
Florida	1,080	1,672	—	—	—	—
North Carolina	830	1,122	—	2	—	—
Michigan	806	934	—	1	—	—
Texas	450	851	—	—	—	—
Indiana	507	960	—	—	—	—
All other states	3,052	4,638	—	48	10	12
Total	$11,092	15,660	4	102	10	13
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

The Bancorp’s consumer portfolio is materially comprised of five categories of loans: residential mortgage loans, home equity, indirect secured consumer loans, credit card and other consumer loans. The Bancorp has identified certain credit characteristics within these five categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio. The Bancorp does not update LTVs for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. The Bancorp actively manages the consumer portfolio through concentration limits, which mitigate credit risk through limiting the exposure to lower FICO scores, higher LTVs and specific geographic concentration risks.

The Bancorp enhanced its credit underwriting guidelines across the entire consumer portfolio in response to the economic stress created by the COVID-19 pandemic. The current set of credit guidelines have generally returned to pre-pandemic levels as the Bancorp continues to ensure that underwriting standards reflect forward-looking outlooks on both risks and market opportunities, support strategic objectives, provide value to consumers and ensure adherence to risk appetite. These guidelines will be monitored and adjusted as deemed appropriate in response to the prevailing economic conditions while remaining within the Bancorp’s risk tolerance limits.

Residential mortgage portfolio
The Bancorp manages credit risk in the residential mortgage portfolio through underwriting guidelines that limit exposure to higher LTVs and lower FICO scores. Additionally, the portfolio is governed by concentration limits that ensure geographic, product and channel diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $535 million of ARM loans will have rate resets during the next twelve months. Of these resets, 5% are expected to experience an increase in rate, with an average increase of approximately 0.17%. Underlying characteristics of these borrowers are relatively strong with a weighted average origination DTI of 32% and weighted average origination LTV of 74%.

Certain residential mortgage products have characteristics that may increase the Bancorp’s credit loss rates in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTVs, multiple loans secured by the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTVs and no mortgage insurance as loans that represent a higher level of risk.

In response to the COVID-19 pandemic, the Bancorp is following GSE guidance regarding forbearance and foreclosure regulations which currently allow up to 18 months of forbearance. The foreclosure moratorium expired in the third quarter of 2021. COVID-19 related forbearance opportunities for new enrollees were set to expire on September 30, 2021, though this has been revised and currently the program has no set end date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 39: Residential Mortgage Portfolio Loans by LTV at Origination
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$11,904	63.3%	$11,336	65.2%
LTV > 80%, with mortgage insurance(a)	2,312	95.1	2,535	95.5
LTV > 80%, no mortgage insurance	1,942	90.9	2,057	91.1
Total	$16,158	71.9%	$15,928	73.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2021 ($ in millions)				For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$452	5	4	—	(1)
Illinois	395	3	2	—	—
Florida	295	2	1	—	—
Michigan	151	1	—	—	—
Indiana	134	1	—	—	—
North Carolina	136	—	—	—	—
Kentucky	98	1	—	—	—
All other states	281	2	2	—	—
Total	$1,942	15	9	—	(1)

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of September 30, 2020 ($ in millions)				For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$474	3	3	—	—
Illinois	423	2	2	—	—
Florida	299	1	2	—	—
Michigan	194	2	1	—	—
Indiana	160	1	1	—	—
North Carolina	138	2	—	—	—
Kentucky	94	1	—	—	—
All other states	338	3	3	—	—
Total	$2,120	15	12	—	—

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 49% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 21% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 43 and Table 44. Of the total $4.3 billion of outstanding home equity loans:
•81% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of September 30, 2021;
•41% are in senior lien positions and 59% are in junior lien positions at September 30, 2021;
•78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2021; and
•The portfolio had a weighted average refreshed FICO score of 748 at September 30, 2021.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$148	3%	$174	3%
FICO 660-719	241	6	284	6
FICO ≥ 720	1,361	32	1,546	30
Total senior liens	$1,750	41	2,004	39
Junior Liens:
FICO ≤ 659	263	6	339	6
FICO 660-719	474	11	610	12
FICO ≥ 720	1,789	42	2,230	43
Total junior liens	$2,526	59	3,179	61
Total	$4,276	100%	$5,183	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 43: Home Equity Portfolio Loans Outstanding by LTV at Origination
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$1,520	53.6%	$1,728	53.8%
LTV > 80%	230	88.8	276	89.1
Total senior liens	$1,750	58.4	2,004	58.8
Junior Liens:
LTV ≤ 80%	1,537	66.4	1,864	66.5
LTV > 80%	989	89.8	1,315	89.8
Total junior liens	$2,526	76.4	3,179	77.1
Total	$4,276	68.8%	$5,183	69.8%

The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2021 ($ in millions)					For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs	Net (Recoveries) Charge-offs
By State:
Ohio	$382	941	—	8	—	—
Michigan	208	495	—	4	—	(1)
Illinois	198	397	1	5	(1)	(1)
Indiana	117	270	—	3	—	—
Kentucky	97	236	—	2	—	—
Florida	84	178	—	1	—	—
All other states	133	290	—	4	—	(1)
Total	$1,219	2,807	1	27	(1)	(3)

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of September 30, 2020 ($ in millions)					For the three months ended September 30, 2020	For the nine months ended September 30, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs	Net Charge-offs
By State:
Ohio	$530	1,169	—	10	—	1
Michigan	308	627	—	5	—	—
Illinois	267	492	2	8	—	—
Indiana	159	337	—	3	—	—
Kentucky	133	292	—	1	—	—
Florida	122	233	—	3	—	—
All other states	191	370	—	4	—	—
Total	$1,710	3,520	2	34	—	1

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $14.8 billion of automobile loans and $1.2 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of September 30, 2021. The concentration of lower FICO (≤659) origination balances remained within targeted credit risk tolerance during the nine months ended September 30, 2021. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$333	2%	$417	3%
FICO 660-719	3,692	23	3,568	26
FICO ≥ 720	11,979	75	9,668	71
Total	$16,004	100%	$13,653	100%

As of September 30, 2021, 94% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination as of:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$11,688	79.6%	$9,371	80.3%
LTV > 100%	4,316	111.4	4,282	112.7
Total	$16,004	88.4%	$13,653	90.8%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended	Net Charge-offs for the Nine Months Ended
September 30, 2021	$4,316	5	22	—	7
September 30, 2020	4,365	5	10	3	18

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 97% of balances existing within the Bancorp’s footprint at both September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, 72% and 69%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of credit card portfolio loans outstanding disaggregated based upon FICO score at origination as of:

TABLE 49: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$82	5%	$94	5%
FICO 660-719	523	30	654	32
FICO ≥ 720	1,139	65	1,259	63
Total	$1,744	100%	$2,007	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated or purchased in connection with third-party financial technology companies. The Bancorp had $255 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of September 30, 2021. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with third-party financial technology companies are impacted by certain credit loss protection coverage provided by those companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an analysis of other consumer portfolio loans outstanding by product type as of:

TABLE 50: Other Consumer Portfolio Loans Outstanding by Product Type
	September 30, 2021		December 31, 2020
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$636	21%	$683	23%
Other secured	838	28	774	26
Point-of-sale	1,535	51	1,557	51
Total	$3,009	100%	$3,014	100%

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

Nonperforming assets were $560 million at September 30, 2021 compared to $870 million at December 31, 2020. At September 30, 2021, $1 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2020.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.52% as of September 30, 2021 compared to 0.79% as of December 31, 2020. Nonaccrual loans and leases secured by real estate were 31% of nonaccrual loans and leases as of September 30, 2021 compared to 36% as of December 31, 2020.

Portfolio commercial nonaccrual loans and leases were $349 million at September 30, 2021, a decrease of $289 million from December 31, 2020. Portfolio consumer nonaccrual loans were $179 million at September 30, 2021, a decrease of $17 million from December 31, 2020. Refer to Table 52 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $31 million and $30 million at September 30, 2021 and December 31, 2020, respectively. The Bancorp recognized an immaterial amount and $2 million in losses on the transfer, sale or write-down of OREO properties for the three months ended September 30, 2021 and 2020, respectively, and $6 million and $7 million in losses on the transfer, sale or write-down of OREO properties for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021, approximately $6 million and $24 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms compared to $10 million and $27 million in the same periods in the prior year. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of ($ in millions)	September 30, 2021	December 31, 2020
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$172	230
Commercial mortgage loans	43	82
Commercial leases	6	7
Residential mortgage loans(a)	13	25
Home equity	48	52
Indirect secured consumer loans	5	9
Other consumer loans	1	2
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	121	243
Commercial mortgage loans	7	75
Commercial construction loans	—	1
Residential mortgage loans(a)	26	35
Home equity	30	34
Indirect secured consumer loans	31	7
Credit card	24	32
Other consumer loans	1	—
Total nonaccrual portfolio loans and leases(b)	$528	834
OREO and other repossessed property	31	30
Total nonperforming portfolio loans and leases and OREO	$559	864
Nonaccrual loans held for sale	—	5
Nonaccrual restructured loans held for sale	1	1
Total nonperforming assets	$560	870
Total portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$4	39
Commercial mortgage loans	2	8
Commercial leases	1	1
Residential mortgage loans(a)	61	70
Home equity	1	2
Indirect secured consumer loans	8	10
Credit card	14	31
Other consumer loans	1	2
Total portfolio loans and leases 90 days past due and still accruing	$92	163
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.52%	0.79
ALLL as a percent of nonperforming portfolio assets	350	284
ACL as a percent of nonperforming portfolio assets	386	304
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $277 as of September 30, 2021 and $317 as of December 31, 2020. The Bancorp recognized losses of $1 and an immaterial amount for the three months ended September 30, 2021 and 2020, respectively, and $2 for both the nine months ended September 30, 2021 and 2020 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2021 and December 31, 2020, respectively, of which $11 and $17 are restructured nonaccrual government insured commercial loans as of September 30, 2021 and December 31, 2020, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$638	60	136	834
Transfers to nonaccrual status	177	36	140	353
Transfers to accrual status	(1)	(56)	(70)	(127)
Transfers to held for sale	(88)	—	—	(88)
Loan paydowns/payoffs	(312)	—	(42)	(354)
Transfers to OREO	(1)	(2)	—	(3)
Charge-offs	(91)	—	(25)	(116)
Draws/other extensions of credit	27	1	1	29
Balance, end of period	$349	39	140	528

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
For the nine months ended September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	648	104	117	869
Transfers to accrual status	(34)	(112)	(61)	(207)
Transfers to held for sale	(11)	—	—	(11)
Loan paydowns/payoffs	(123)	(7)	(30)	(160)
Transfers to OREO	—	(7)	—	(7)
Charge-offs	(208)	—	(23)	(231)
Draws/other extensions of credit	19	—	1	20
Balance, end of period	$688	69	134	891
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

Consumer restructured loans on accrual status totaled $684 million and $796 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the percentages of restructured residential mortgage loans, home equity loans and credit card loans that were past due 30 days or more from their modified terms were 27%, 19% and 25%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
		Accruing
		30-89 Days	90 Days or
As of September 30, 2021 ($ in millions)	Current	Past Due	More Past Due	Nonaccruing	Total
Commercial loans(a)	$74	—	—	128	202
Residential mortgage loans(b)	360	23	87	26	496
Home equity	148	4	—	30	182
Indirect secured consumer loans	39	2	—	31	72
Credit card	19	2	—	24	45
Other consumer	—	—	—	1	1
Total	$640	31	87	240	998
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2021, these advances represented $165 of current loans, $17 of 30-89 days past due loans and $67 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 8 bps and 35 bps of average portfolio loans and leases for the three months ended September 30, 2021 and 2020, respectively, and were 17 bps and 41 bps of average portfolio loans and leases for the nine months ended September 30, 2021 and 2020, respectively. Table 56 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs as a percent of average portfolio commercial loans and leases decreased to 3 bps and 10 bps during the three and nine months ended September 30, 2021, respectively, compared to 33 bps and 35 bps during the three and nine months ended September 30, 2020, respectively. The decrease was primarily due to decreases in net charge-offs on commercial and industrial loans of $37 million and $112 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year.

The ratio of consumer loan net charge-offs as a percent of average portfolio consumer loans decreased to 16 bps and 28 bps during the three and nine months ended September 30, 2021, respectively, compared to 40 bps and 53 bps during the three and nine months ended September 30, 2020, respectively. The decrease was primarily due to decreases in net charge-offs on credit card of $17 million and $43 million for the three and nine months ended September 30, 2021, respectively, and a decrease in net charge-offs on indirect secured consumer loans of $15 million for the nine months ended September 30, 2021 compared to the same periods in the prior year. The decrease for both the three and nine months ended September 30, 2021 included the impact of government stimulus programs and the Bancorp’s hardship programs. Additionally, the Bancorp continued to see increased used car values through the third quarter of 2021 which has directly impacted loss severity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Summary of Credit Loss Experience
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Losses charged-off:
Commercial and industrial loans	$(10)	(45)	(78)	(167)
Commercial mortgage loans	—	(11)	(12)	(16)
Commercial leases	—	(10)	(1)	(26)
Residential mortgage loans	(1)	(1)	(3)	(6)
Home equity	(2)	(4)	(6)	(11)
Indirect secured consumer loans	(9)	(11)	(38)	(48)
Credit card	(17)	(34)	(74)	(117)
Other consumer loans(a)	(17)	(19)	(56)	(66)
Total losses charged-off	$(56)	(135)	(268)	(457)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$5	3	33	10
Commercial mortgage loans	1	—	4	2
Commercial leases	—	2	3	2
Residential mortgage loans	2	2	5	5
Home equity	3	3	8	6
Indirect secured consumer loans	10	8	30	25
Credit card	5	5	17	17
Other consumer loans(a)	9	11	32	37
Total recoveries of losses previously charged-off	$35	34	132	104
Net losses charged-off:
Commercial and industrial loans	$(5)	(42)	(45)	(157)
Commercial mortgage loans	1	(11)	(8)	(14)
Commercial leases	—	(8)	2	(24)
Residential mortgage loans	1	1	2	(1)
Home equity	1	(1)	2	(5)
Indirect secured consumer loans	1	(3)	(8)	(23)
Credit card	(12)	(29)	(57)	(100)
Other consumer loans	(8)	(8)	(24)	(29)
Total net losses charged-off	$(21)	(101)	(136)	(353)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.04%	0.31	0.12	0.38
Commercial mortgage loans	(0.03)	0.39	0.10	0.17
Commercial leases	—	1.09	(0.10)	1.05
Total commercial loans and leases	0.03%	0.33	0.10	0.35
Residential mortgage loans	(0.02)	(0.02)	(0.01)	0.01
Home equity	(0.13)	0.07	(0.07)	0.11
Indirect secured consumer loans	(0.02)	0.11	0.07	0.25
Credit card	2.70	5.44	4.26	5.84
Other consumer loans	1.05	1.05	1.04	1.36
Total consumer loans	0.16%	0.40	0.28	0.53
Total net losses charged-off as a percent of average portfolio loans and leases	0.08%	0.35	0.17	0.41
(a)The Bancorp recorded $7 and $25 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2021, respectively, compared to $9 and $31 for the three and nine months ended September 30, 2021, respectively.

Allowance for Credit Losses
The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. As described in Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020, the Bancorp maintains the ALLL to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The Bancorp’s methodology for determining the ALLL includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. For collectively evaluated loans and leases, the Bancorp uses

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
quantitative models to forecast expected credit losses based on the probability of a loan or lease defaulting, the expected balance at the estimated date of default and the expected loss percentage given a default. The Bancorp’s expected credit loss models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable.

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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also especially impactful in the expected credit loss models for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions.

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

September 30, 2021 ACL
The ACL as of September 30, 2021 was impacted by several factors, including continued improvement in credit quality, a relatively stable Baseline and Upside economic outlook, and some deterioration observed in the forecast for the Downside scenario. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in August 2021 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumed that the $550 billion bipartisan infrastructure bill would pass in its then current form, and that the separate spending and tax legislation would be scaled back to $3 trillion. In 2021, expectations have been lowered for the real GDP growth forecast, which is now expected to rise 6.3% versus 6.8% in the prior quarter. The Baseline scenario also

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
assumes an average unemployment rate of 4.6% in the fourth quarter of 2021, decreasing to 3.7% in 2022. The Upside scenario assumes a faster than expected boost in consumer sentiment and spending as a result of the government stimulus programs. The Upside scenario also assumes that on an average annual basis, the change in real GDP is 6.5% in 2021 and 2022, and a full-employment rate is expected to be achieved by the first quarter of 2022. The Downside scenario includes increased concerns over the emergence of vaccine-resistant virus variants causing increased cases of COVID-19 and a resultant reduction in consumer spending on travel, retail, and hotels. The Downside scenario assumes that real GDP will decline through the second quarter of 2022, with the change in real GDP on an average annual basis at 5.7% in 2021 and (0.5%) in 2022. The Downside scenario unemployment rate peaks at 9.1% in the fourth quarter of 2022 and decreases to 6.2% by the end of 2024.

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

At September 30, 2021, the qualitative component of the ACL included consideration of certain factors that represent emerging risks specifically associated with the current economic environment and the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to commercial borrowers experiencing prolonged distress, commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic and consumer borrowers that deferred contractual payments under COVID-19 forbearance or hardship programs.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 57: Changes in Allowance for Credit Losses
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
ALLL:
Balance, beginning of period	$2,033	2,696	2,453	1,202
Losses charged-off(a)	(56)	(135)	(268)	(457)
Recoveries of losses previously charged-off(a)	35	34	132	104
(Benefit from) provision for loan and lease losses	(58)	(21)	(363)	1,082
Impact of adoption of ASU 2016-13	—	—	—	643
Balance, end of period	$1,954	2,574	1,954	2,574
Reserve for unfunded commitments:
Balance, beginning of period	$189	176	172	144
Provision for the reserve for unfunded commitments	16	6	33	28
Impact of adoption of ASU 2016-13	—	—	—	10
Balance, end of period	$205	182	205	182
(a)The Bancorp recorded $7 and $25 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements for the three and nine months ended September 30, 2021, respectively, compared to $9 and $31 for the three and nine months ended September 30, 2021, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 58: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of ($ in millions)	September 30, 2021	December 31, 2020
Attributed ALLL:
Commercial and industrial loans	$739	901
Commercial mortgage loans	335	402
Commercial construction loans	72	124
Commercial leases	21	29
Residential mortgage loans	235	294
Home equity	138	201
Indirect secured consumer loans	117	131
Credit card	189	252
Other consumer loans	108	119
Total ALLL	$1,954	2,453
Portfolio loans and leases:
Commercial and industrial loans	$47,834	49,665
Commercial mortgage loans	10,300	10,602
Commercial construction loans	5,456	5,815
Commercial leases	3,130	2,915
Residential mortgage loans	16,158	15,928
Home equity	4,276	5,183
Indirect secured consumer loans	16,004	13,653
Credit card	1,744	2,007
Other consumer loans	3,009	3,014
Total portfolio loans and leases	$107,911	108,782
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.54%	1.81
Commercial mortgage loans	3.25	3.79
Commercial construction loans	1.32	2.13
Commercial leases	0.67	0.99
Residential mortgage loans	1.45	1.85
Home equity	3.23	3.88
Indirect secured consumer loans	0.73	0.96
Credit card	10.84	12.56
Other consumer loans	3.59	3.95
Total ALLL as a percent of portfolio loans and leases	1.81%	2.25
Total ACL as a percent of portfolio loans and leases	2.00	2.41

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

As of September 30, 2021, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue negatively impacting net interest margin if short-term interest rates hold steady or move lower but may be partially offset by the amortization of fees related to PPP loans and investment opportunities should the yield curve steepen.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. At September 30, 2021, the modeling assumed a weighted-average rising-rate interest-bearing deposit beta of 37%, which is aligned with the portfolio’s experience in the last rate hike cycle. In the event of further rate cuts by the FRB into negative territory, the Bancorp’s NII sensitivity modeling assumes a weighted-average falling-rate interest-bearing deposit beta of 32% at September 30, 2021, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of:

TABLE 59: Estimated NII Sensitivity Profile and ALCO Policy Limits
	September 30, 2021				September 30, 2020
	% Change in NII (FTE)		ALCO Policy Limit		% Change in NII (FTE)		ALCO Policy Limit
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	10.88%	22.39	(4.00)	(6.00)	3.26	10.15	(4.00)	(6.00)
+100 Ramp over 12 months	5.67	12.31	N/A	N/A	1.66	5.34	N/A	N/A
-25 Ramp over 3 months	(1.95)	(3.18)	N/A	N/A	(2.28)	(3.27)	N/A	N/A

At September 30, 2021, the Bancorp’s NII would benefit significantly in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to September 30, 2020 were primarily attributable to the revision of the deposit beta assumptions in the first quarter of 2021 and continued increases in noninterest-bearing and low-cost interest-bearing deposits.

Tables 60 and 61 provide the sensitivity of the Bancorp’s estimated NII profile at September 30, 2021 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile at September 30, 2021 with an immediate $5 billion decrease and an immediate $5 billion increase in demand deposit balances:

TABLE 60: Estimated NII Sensitivity Profile at September 30, 2021 with a $5 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $5 Billion Balance Decrease		Immediate $5 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	9.80%	20.27	11.96	24.52
+100 Ramp over 12 months	5.13	11.25	6.21	13.37
-25 Ramp over 3 months	(2.20)	(3.44)	(1.71)	(2.91)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of September 30, 2021:

TABLE 61: Estimated NII Sensitivity Profile at September 30, 2021 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200 Ramp over 12 months	8.75%	18.64	13.01	26.14
+100 Ramp over 12 months	4.62	10.49	6.72	14.13
-25 Ramp over 3 months	(1.89)	(3.12)	(2.03)	(3.24)
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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 62: Estimated EVE Sensitivity Profile
	September 30, 2021		September 30, 2020
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200 Shock	8.13%	(12.00)	(1.48)	(12.00)
+100 Shock	4.68	N/A	(0.11)	N/A
-25 Shock	(1.48)	N/A	(0.97)	N/A

The EVE sensitivity is significantly positive in a +200 bps rising-rate scenario at September 30, 2021. The changes in the estimated EVE sensitivity profile from September 30, 2020 were primarily related to the revision of the deposit beta assumptions in the first quarter of 2021, growth in noninterest-bearing and low-cost interest-bearing deposits and the shorter expected lives of prepayable, fixed-rate assets due to the decrease in market interest rates. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Tables 63 and 64 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of September 30, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	(1)	2.3	3.02%	1 ML
Interest rate swaps related to long-term debt– fair value – receive-fixed	1,455	405	9.9	6.03	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities– fair value – receive-floating	445	9	7.7	—	1 ML
Total interest rate swaps	$9,900	413
Interest rate floors – cash flow – receive-fixed	$3,000	166	3.2	2.25	1 ML

TABLE 64: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Receive/Strike Rate	Index
Interest rate swaps – cash flow – receive-fixed	$8,000	14	3.0	3.02%	1 ML
Interest rate swaps related to long-term debt– fair value – receive-fixed	1,955	528	8.1	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	542
Interest rate floors – cash flow – receive-fixed	$3,000	244	4.0	2.25	1 ML

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of the counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $943 million and $656 million at September 30, 2021 and December 31, 2020, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

For the three and nine months ended September 30, 2021, the Bancorp recognized losses of $44 million and $95 million, respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included increases of $20 million and $123 million for the three and nine months ended September 30, 2021, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates were relatively flat during the three months ended September 30, 2021, however higher swap rates resulted in a reduction to modeled prepayment speeds and a tightening of the spread between mortgage rates and swap rates. Mortgage rates increased during the nine months ended September 30, 2021, which resulted in a reduction to modeled prepayment speeds and a tightening of the spread between mortgage rates and swap rates. There was

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
also an increase in the modeled OAS assumptions for both the three and nine months ended September 30, 2021. The fair value of the MSR portfolio also decreased $64 million and $218 million as a result of contractual principal payments and actual prepayment activity for the three and nine months ended September 30, 2021, respectively.

Mortgage rates decreased during both the three and nine months ended September 30, 2020, which caused modeled prepayment speeds to rise. Additionally, swap rates increased for the three months ended September 30, 2020, which caused modeled OAS assumptions to increase. The fair value of the MSR portfolio increased $4 million and decreased $340 million for the three and nine months ended September 30, 2020, respectively, due to changes to inputs to the valuation model, including prepayment speeds and OAS assumptions and decreased $75 million and $179 million for the three and nine months ended September 30, 2020, respectively, due to the impact of contractual principal payments and actual prepayment activity.

The Bancorp recognized net losses of $11 million and $101 million on its non-qualifying hedging strategy for the three and nine months ended September 30, 2021, respectively, compared to net losses of $13 million and net gains of $351 million during the three and nine months ended September 30, 2020, respectively. These amounts included net losses of an immaterial amount and $2 million for the three and nine months ended September 30, 2021, respectively, compared to net losses of $1 million and net gains of $3 million for the three and nine months ended September 30, 2020, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2021 and December 31, 2020 was $849 million and $655 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client-driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.

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

Refer to the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for information about the expected cash flows from loan and lease repayments. Of the $37.9 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at September 30, 2021, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.8 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three and nine months ended September 30, 2021, the Bancorp sold or securitized loans and leases totaling $4.8 billion and $12.9 billion, respectively, compared to $2.8 billion and $9.0 billion during the three and nine months ended September 30, 2020, respectively. For further information, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 90% and 89% of its average total assets for the three and nine months ended September 30, 2021, respectively, compared to 87% and 85% for the three and nine months ended September 30, 2020, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2021, $4.7 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. For further information on a subsequent event related to long-term debt, refer to Note 24 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2021, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $22.0 billion was available for issuance. Additionally, at September 30, 2021, the Bank had approximately $48.4 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

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

As of September 30, 2021, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 27 months.

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

TABLE 65: Agency Ratings
As of November 5, 2021	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association	Stable	Stable	Stable	Stable

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

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at September 30, 2021 was an increase in capital of approximately $519 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 33 basis points as of September 30, 2021. The CECL transition amount will begin to phase in during the fiscal year starting January 1, 2022 and will be fully phased in by January 1, 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the Bancorp’s capital ratios as of:

TABLE 67: Capital Ratios
($ in millions)	September 30, 2021	December 31, 2020
Quarterly average total Bancorp shareholders’ equity as a percent of average assets	11.16%	11.34
Tangible equity as a percent of tangible assets(a)(b)	8.06	8.18
Tangible common equity as a percent of tangible assets(a)(b)	7.01	7.11
Regulatory capital:(c)
CET1 capital	$14,673	14,682
Tier I capital	16,789	16,797
Total regulatory capital	20,742	21,412
Risk-weighted assets	148,827	141,974
Regulatory capital ratios:(c)
CET1 capital	9.86%	10.34
Tier I risk-based capital	11.28	11.83
Total risk-based capital	13.94	15.08
Tier I leverage	8.41	8.49
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of September 30, 2021 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.30 and $0.27 for the three months ended September 30, 2021 and 2020, respectively, and $0.84 and $0.81 for the nine months ended September 30, 2021 and 2020, respectively. Pursuant to the Bancorp’s Board-approved capital plan, during the third quarter of 2021, the Bancorp entered into and settled an accelerated share repurchase transaction in the amount of $550 million. Refer to Note 16 and Note 24 of the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase activity.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2021:

TABLE 68: Share Repurchases
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(b)
July 1 - July 31, 2021	13,091,643	$37.99	13,065,958	49,482,893
August 1 - August 31, 2021	34,690	38.57	—	49,482,893
September 1 - September 30, 2021	1,655,139	38.41	1,413,211	48,069,682
Total	14,781,472	$38.03	14,479,169	48,069,682
(a)    Includes 302,303 shares repurchased during the third quarter of 2021 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	September 30,	December 31,
($ in millions, except share data)	2021	2020
Assets
Cash and due from banks	$3,213	3,147
Other short-term investments(a)	34,203	33,399
Available-for-sale debt and other securities(b)	37,870	37,513
Held-to-maturity securities(c)	8	11
Trading debt securities	685	560
Equity securities	329	313
Loans and leases held for sale(d)	5,203	4,741
Portfolio loans and leases(a)(e)	107,911	108,782
Allowance for loan and lease losses(a)	(1,954)	(2,453)
Portfolio loans and leases, net	105,957	106,329
Bank premises and equipment(f)	2,101	2,088
Operating lease equipment	647	777
Goodwill	4,514	4,258
Intangible assets	169	139
Servicing rights	943	656
Other assets(a)	11,889	10,749
Total Assets	$207,731	204,680
Liabilities
Deposits:
Noninterest-bearing deposits	$63,879	57,711
Interest-bearing deposits(g)	101,229	101,370
Total deposits	165,108	159,081
Federal funds purchased	309	300
Other short-term borrowings	949	1,192
Accrued taxes, interest and expenses	2,083	2,614
Other liabilities(a)	5,339	3,409
Long-term debt(a)	11,419	14,973
Total Liabilities	$185,207	181,569
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	2,116	2,116
Capital surplus	3,611	3,635
Retained earnings	19,817	18,384
Accumulated other comprehensive income	1,637	2,601
Treasury stock(h)	(6,708)	(5,676)
Total Equity	$22,524	23,111
Total Liabilities and Equity	$207,731	204,680
(a)Includes $27 and $55 of other short-term investments, $383 and $756 of portfolio loans and leases, $(3) and $(7) of ALLL, $2 and $5 of other assets, $1 and $2 of other liabilities, and $325 and $656 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2021 and December 31, 2020, respectively. For further information, refer to Note 12.
(b)Amortized cost of $36,308 and $34,982 at September 30, 2021 and December 31, 2020, respectively.
(c)Fair value of $8 and $11 at September 30, 2021 and December 31, 2020, respectively.
(d)Includes $1,532 and $1,481 of residential mortgage loans held for sale measured at fair value at September 30, 2021 and December 31, 2020, respectively.
(e)Includes $156 and $161 of residential mortgage loans measured at fair value at September 30, 2021 and December 31, 2020, respectively.
(f)Includes $25 and $35 of bank premises and equipment held for sale at September 30, 2021 and December 31, 2020, respectively.
(g)Includes $351 of interest checking deposits held for sale at December 31, 2020.
(h)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2021 – 689,790,194 (excludes 234,102,387 treasury shares), December 31, 2020 – 712,760,325 (excludes 211,132,256 treasury shares).
(i)500,000 shares of no par value preferred stock were authorized at both September 30, 2021 and December 31, 2020. There were 422,000 unissued shares of undesignated no par value preferred stock at both September 30, 2021 and December 31, 2020. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both September 30, 2021 and December 31, 2020. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both September 30, 2021 and December 31, 2020. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2021	2020	2021	2020
Interest Income
Interest and fees on loans and leases	$1,014	1,047	3,078	3,397
Interest on securities	266	274	809	840
Interest on other short-term investments	12	8	29	20
Total interest income	1,292	1,329	3,916	4,257
Interest Expense
Interest on deposits	12	46	48	295
Interest on federal funds purchased	—	—	—	2
Interest on other short-term borrowings	—	5	1	13
Interest on long-term debt	91	108	293	347
Total interest expense	103	159	342	657
Net Interest Income	1,189	1,170	3,574	3,600
(Benefit from) provision for credit losses	(42)	(15)	(330)	1,110
Net Interest Income After (Benefit from) Provision for Credit Losses	1,231	1,185	3,904	2,490
Noninterest Income
Commercial banking revenue	152	125	465	387
Service charges on deposits	152	144	445	414
Wealth and asset management revenue	147	132	436	387
Card and processing revenue	102	92	298	260
Mortgage banking net revenue	86	76	235	295
Leasing business revenue	78	77	226	207
Other noninterest income	120	26	211	42
Securities gains (losses), net	(1)	51	12	48
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	—	(1)	(2)	3
Total noninterest income	836	722	2,326	2,043
Noninterest Expense
Compensation and benefits	627	637	1,971	1,911
Technology and communications	98	89	285	272
Net occupancy expense	79	90	235	254
Equipment expense	34	33	102	97
Leasing business expense	33	35	102	103
Marketing expense	29	23	72	74
Card and processing expense	19	29	70	89
Other noninterest expense	253	225	704	682
Total noninterest expense	1,172	1,161	3,541	3,482
Income Before Income Taxes	895	746	2,689	1,051
Applicable income tax expense	191	165	582	228
Net Income	704	581	2,107	823
Dividends on preferred stock	20	19	75	69
Net Income Available to Common Shareholders	$684	562	2,032	754
Earnings per share - basic	$0.98	0.78	2.87	1.05
Earnings per share - diluted	$0.97	0.78	2.83	1.04
Average common shares outstanding - basic	697,457,483	715,102,136	706,845,513	714,477,089
Average common shares outstanding - diluted	706,089,674	718,893,892	715,803,010	718,942,648

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Net Income	$704	581	2,107	823
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during period	(281)	(32)	(748)	1,306
Reclassification adjustment for net losses (gains) included in net income	(1)	(34)	7	(34)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during period	2	1	(53)	494
Reclassification adjustment for net gains included in net income	(58)	(56)	(173)	(130)
Defined benefit pension plans, net:
Net actuarial loss arising during the year	(1)	(2)	(2)	(2)
Reclassification of amounts to net periodic benefit costs	2	3	5	5
Other comprehensive (loss) income, net of tax	(337)	(120)	(964)	1,639
Comprehensive Income	$367	461	1,143	2,462

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at June 30, 2020	$2,051	1,770	3,603	17,643	2,951	(5,683)	22,335
Net income				581			581
Other comprehensive loss, net of tax					(120)		(120)
Cash dividends declared:
Common stock ($0.27 per share)				(195)			(195)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($219.65 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($187.50 per share)				(3)			(3)
Class B, Series A ($15.00 per share)				(3)			(3)
Issuance of preferred stock		346					346
Impact of stock transactions under stock compensation plans, net			21			2	23
Balance at September 30, 2020	$2,051	2,116	3,624	18,010	2,831	(5,681)	22,951

Balance at June 30, 2021	$2,051	2,116	3,602	19,343	1,974	(6,160)	22,926
Net income				704			704
Other comprehensive loss, net of tax					(337)		(337)
Cash dividends declared:
Common stock ($0.30 per share)				(210)			(210)
Preferred stock:
Series I ($414.06 per share)				(7)			(7)
Series J ($209.30 per share)				(3)			(3)
Series K ($309.38 per share)				(3)			(3)
Series L ($281.25 per share)				(4)			(4)
Class B, Series A ($15.00 per share)				(3)			(3)
Shares acquired for treasury						(550)	(550)
Impact of stock transactions under stock compensation plans, net			9			2	11
Balance at September 30, 2021	$2,051	2,116	3,611	19,817	1,637	(6,708)	22,524

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203
Impact of cumulative effect of change in accounting principle				(472)			(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731
Net income				823			823
Other comprehensive income, net of tax					1,639		1,639
Cash dividends declared:
Common stock ($0.81 per share)				(585)			(585)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($1,242.18 per share)				(23)			(23)
Series J ($829.58 per share)				(10)			(10)
Series K ($928.14 per share)				(9)			(9)
Series L ($187.50 per share)				(3)			(3)
Class B, Series A ($45.00 per share)				(9)			(9)
Issuance of preferred stock		346					346
Impact of stock transactions under stock compensation plans, net			25			41	66
Other				(2)		2	—
Balance at September 30, 2020	$2,051	2,116	3,624	18,010	2,831	(5,681)	22,951

Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				2,107			2,107
Other comprehensive loss, net of tax					(964)		(964)
Cash dividends declared:
Common stock ($0.84 per share)				(597)			(597)
Preferred stock:
Series H ($637.50 per share)				(15)			(15)
Series I ($1,242.18 per share)				(22)			(22)
Series J ($631.24 per share)				(8)			(8)
Series K ($928.13 per share)				(9)			(9)
Series L ($843.75 per share)				(12)			(12)
Class B, Series A ($45.00 per share)				(9)			(9)
Shares acquired for treasury						(1,077)	(1,077)
Impact of stock transactions under stock compensation plans, net			(24)			44	20
Other				(2)		1	(1)
Balance at September 30, 2021	$2,051	2,116	3,611	19,817	1,637	(6,708)	22,524
Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
($ in millions)	2021	2020
Operating Activities
Net income	$2,107	823
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for credit losses	(330)	1,110
Depreciation, amortization and accretion	371	358
Stock-based compensation expense	100	100
Benefit from deferred income taxes	(217)	(174)
Securities gains, net	(6)	(58)
MSR fair value adjustment	95	519
Net gains on sales of loans and fair value adjustments on loans held for sale	(264)	(206)
Net losses on disposition and impairment of bank premises and equipment	4	26
Net losses (gains) on disposition and impairment of operating lease equipment	12	(6)
Gain on sale of HSA deposit portfolio	(60)	—
Proceeds from sales of loans held for sale	12,767	9,149
Loans originated or purchased for sale, net of repayments	(13,250)	(9,252)
Dividends representing return on equity investments	33	8
Net change in:
Equity and trading debt securities	(125)	(107)
Other assets	292	(444)
Accrued taxes, interest and expenses and other liabilities	(167)	169
Net Cash Provided by Operating Activities	1,362	2,015
Investing Activities
Proceeds from sales:
AFS securities and other investments	2,832	1,325
Loans and leases	653	77
Bank premises and equipment	18	16
Proceeds from repayments / maturities of AFS and HTM securities and other investments	4,504	2,275
Purchases:
AFS securities and other investments	(8,772)	(3,568)
Bank premises and equipment	(224)	(235)
MSRs	(210)	(36)
Proceeds from settlement of BOLI	20	16
Proceeds from sales and dividends representing return of equity investments	33	12
Net cash paid on acquisition	(296)	—
Net cash paid on sale of HSA deposit portfolio	(431)	—
Net change in:
Other short-term investments	(803)	(29,335)
Portfolio loans and leases	330	(2,079)
Operating lease equipment	21	(61)
Net Cash Used in Investing Activities	(2,325)	(31,593)
Financing Activities
Net change in deposits	6,518	29,621
Net change in other short-term borrowings and federal funds purchased	(196)	126
Dividends paid on common and preferred stock	(654)	(629)
Proceeds from issuance of long-term debt	56	2,529
Repayment of long-term debt	(3,525)	(2,654)
Repurchases of treasury stock and related forward contract	(1,077)	—
Issuance of preferred stock	—	346
Other	(93)	(43)
Net Cash Provided by Financing Activities	1,029	29,296
Increase (Decrease) in Cash and Due from Banks	66	(282)
Cash and Due from Banks at Beginning of Period	3,147	3,278
Cash and Due from Banks at End of Period	$3,213	2,996

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2020 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2021	2020
Cash Payments:
Interest	$431	746
Income taxes	500	419

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$414	713
Loans and leases held for sale to portfolio loans and leases	38	39
Portfolio loans and leases to OREO	7	11
Loans and leases held for sale to OREO	—	2
Bank premises and equipment to OREO	19	2

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$59	35
Net additions to lease liabilities under finance leases	29	90
(a)Includes $154 and $668 for the nine months ended September 30, 2021 and 2020, respectively, of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
3. Accounting and Reporting Developments

Standards Adopted in 2021
The Bancorp adopted the following new accounting standard during the nine months ended September 30, 2021:

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
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of:

September 30, 2021 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$90	2	—	92
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	9,191	474	(13)	9,652
Agency commercial mortgage-backed securities	18,468	962	(66)	19,364
Non-agency commercial mortgage-backed securities	3,802	183	(6)	3,979
Asset-backed securities and other debt securities	4,221	44	(18)	4,247
Other securities(a)	518	—	—	518
Total available-for-sale debt and other securities	$36,308	1,665	(103)	37,870
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$6	—	—	6
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$8	—	—	8
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $31, $485 and $2, respectively, at September 30, 2021, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of:

($ in millions)	September 30, 2021	December 31, 2020
Trading debt securities	$685	560
Equity securities	329	313

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $85 million and $87 million at September 30, 2021 and December 31, 2020, respectively, which are presented as a component of other assets in the Condensed Consolidated Balance Sheets.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents securities gains (losses) recognized in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Available-for-sale debt and other securities:
Realized gains	$16	46	24	47
Realized losses	(3)	(1)	(14)	(2)
Impairment losses	(12)	—	(19)	—
Net (losses) gains on available-for sale debt and other securities	$1	45	(9)	45
Total trading debt securities (losses) gains	$(1)	(1)	(1)	3
Total equity securities gains (losses)(a)	$(1)	6	20	3
Total gains (losses) recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$(1)	50	10	51
(a)Includes net unrealized losses of $3 and net unrealized gains $14 for the three and nine months ended September 30, 2021, respectively, and net unrealized losses of $1 and $3 for the three and nine months ended September 30, 2020, respectively.
(b)Excludes $1 and $4 of net securities losses for the three and nine months ended September 30, 2021, respectively, and $1 and $7 of net securities gains for the three and nine months ended September 30, 2020, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These losses and gains are included in commercial banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $12 million and $19 million during the three and nine months ended September 30, 2021, respectively. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both September 30, 2021 and December 31, 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense related to available-for-sale debt and other securities in an unrealized loss position during both the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, investment securities with a fair value of $11.4 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of September 30, 2021 are shown in the following table:

($ in millions)	Available-for-Sale Debt and Other		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$888	903	2	2
1-5 years	13,361	14,019	4	4
5-10 years	11,985	12,700	—	—
Over 10 years	9,556	9,730	2	2
Other securities	518	518	—	—
Total	$36,308	37,870	8	8
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

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Obligations of states and political subdivisions securities	$1	—	—	—	1	—
U.S. Treasury and federal agencies securities	15	—	—	—	15	—
Agency residential mortgage-backed securities	844	(9)	91	(4)	935	(13)
Agency commercial mortgage-backed securities	2,801	(64)	24	(2)	2,825	(66)
Non-agency commercial mortgage-backed securities	515	(6)	—	—	515	(6)
Asset-backed securities and other debt securities	1,046	(8)	462	(10)	1,508	(18)
Total	$5,222	(87)	577	(16)	5,799	(103)
December 31, 2020
Agency residential mortgage-backed securities	$426	(8)	1	—	427	(8)
Agency commercial mortgage-backed securities	388	(5)	—	—	388	(5)
Non-agency commercial mortgage-backed securities	2	—	—	—	2	—
Asset-backed securities and other debt securities	520	(7)	603	(17)	1,123	(24)
Total	$1,336	(20)	604	(17)	1,940	(37)

At both September 30, 2021 and December 31, 2020, $1 million of unrealized losses in the available-for-sale debt and other securities portfolio were represented by non-rated securities.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of:

($ in millions)	September 30, 2021	December 31, 2020
Loans and leases held for sale:
Commercial and industrial loans	$2	230
Commercial mortgage loans	—	7
Commercial leases	—	39
Residential mortgage loans	5,201	4,465
Total loans and leases held for sale	$5,203	4,741
Portfolio loans and leases:
Commercial and industrial loans(a)	$47,834	49,665
Commercial mortgage loans	10,300	10,602
Commercial construction loans	5,456	5,815
Commercial leases	3,130	2,915
Total commercial loans and leases	$66,720	68,997
Residential mortgage loans(b)	$16,158	15,928
Home equity	4,276	5,183
Indirect secured consumer loans	16,004	13,653
Credit card	1,744	2,007
Other consumer loans	3,009	3,014
Total consumer loans	$41,191	39,785
Total portfolio loans and leases	$107,911	108,782
(a)Includes $2.3 billion and $4.8 billion as of September 30, 2021 and December 31, 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39 as of December 31, 2020 of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 15 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $253 million as of September 30, 2021 and $280 million as of December 31, 2020. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), which totaled a net premium of $444 million and $251 million as of September 30, 2021 and December 31, 2020, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $358 million and $350 million at September 30, 2021 and December 31, 2020, respectively, which is presented as a component of other assets in the Condensed Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.5 billion at both September 30, 2021 and December 31, 2020 pledged at the FHLB, and loans of $45.1 billion and $37.8 billion at September 30, 2021 and December 31, 2020, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Carrying Value		90 Days Past Due and Still Accruing
($ in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial and industrial loans	$47,836	49,895	4	39
Commercial mortgage loans	10,300	10,609	2	8
Commercial construction loans	5,456	5,815	—	—
Commercial leases	3,130	2,954	1	1
Residential mortgage loans	21,359	20,393	61	70
Home equity	4,276	5,183	1	2
Indirect secured consumer loans	16,004	13,653	8	10
Credit card	1,744	2,007	14	31
Other consumer loans	3,009	3,014	1	2
Total loans and leases	$113,114	113,523	92	163
Less: Loans and leases held for sale	$5,203	4,741
Total portfolio loans and leases	$107,911	108,782

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Commercial and industrial loans	$5	42	45	157
Commercial mortgage loans	(1)	11	8	14
Commercial leases	—	8	(2)	24
Residential mortgage loans	(1)	(1)	(2)	1
Home equity	(1)	1	(2)	5
Indirect secured consumer loans	(1)	3	8	23
Credit card	12	29	57	100
Other consumer loans	8	8	24	29
Total net charge-offs	$21	101	136	353

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

The following table presents the components of the net investment in leases as of:

($ in millions)(a)	September 30, 2021	December 31, 2020
Net investment in direct financing leases:
Lease payment receivable (present value)	$1,036	1,400
Unguaranteed residual assets (present value)	158	181
Net premium (discount) on acquired leases	1	(1)
Net investment in sales-type leases:
Lease payment receivable (present value)	1,592	976
Unguaranteed residual assets (present value)	50	36
(a)Excludes $293 and $323 of leveraged leases at September 30, 2021 and December 31, 2020, respectively.

Interest income recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 was $10 million and $33 million, respectively, for direct financing leases and $11 million and $31 million, respectively, for sales-type leases. For the three and nine months ended September 30, 2020, interest income recognized was $16 million and $50 million, respectively, for direct financing leases and $7 million and $20 million, respectively, for sales-type leases.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents undiscounted cash flows for both direct financing and sales-type leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of September 30, 2021 ($ in millions)	Direct Financing Leases	Sales-Type Leases
Remainder of 2021	$98	145
2022	346	515
2023	221	326
2024	159	249
2025	113	199
2026	82	95
Thereafter	87	173
Total undiscounted cash flows	$1,106	1,702
Less: Difference between undiscounted cash flows and discounted cash flows	70	110
Present value of lease payments (recognized as lease receivables)	$1,036	1,592

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $21 million and $29 million at September 30, 2021 and December 31, 2020, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,224	235	574	2,033
Losses charged off(a)	(10)	(1)	(45)	(56)
Recoveries of losses previously charged off(a)	6	2	27	35
Benefit from loan and lease losses	(53)	(1)	(4)	(58)
Balance, end of period	$1,167	235	552	1,954
(a)The Bancorp recorded $7 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the three months ended September 30, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,502	327	867	2,696
Losses charged off(a)	(66)	(1)	(68)	(135)
Recoveries of losses previously charged off(a)	5	2	27	34
(Benefit from) provision for loan and lease losses	92	(31)	(82)	(21)
Balance, end of period	$1,533	297	744	2,574
(a)The Bancorp recorded $9 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

For the nine months ended September 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged off(a)	(91)	(3)	(174)	(268)
Recoveries of losses previously charged off(a)	40	5	87	132
Benefit from loan and lease losses	(238)	(61)	(64)	(363)
Balance, end of period	$1,167	235	552	1,954
(a)The Bancorp recorded $25 in both losses charged off and recoveries of losses previously charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$89	50	42	181
Collectively evaluated	1,078	185	510	1,773
Total ALLL	$1,167	235	552	1,954
Portfolio loans and leases:(b)
Individually evaluated	$534	496	300	1,330
Collectively evaluated	66,186	15,506	24,733	106,425
Total portfolio loans and leases	$66,720	16,002	25,033	107,755
(a)Includes $2 related to commercial leveraged leases at September 30, 2021.
(b)Excludes $156 of residential mortgage loans measured at fair value and includes $293 of commercial leveraged leases, net of unearned income at September 30, 2021.

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
(c)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 15 for further information.

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

As of September 30, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,082	3,016	1,497	684	411	806	34,092	—	44,588
Special mention	45	29	27	24	23	21	929	—	1,098
Substandard	17	61	33	67	68	106	1,796	—	2,148
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,144	3,106	1,557	775	502	933	36,817	—	47,834
Commercial mortgage owner-occupied loans:
Pass	$831	889	560	333	214	423	1,162	—	4,412
Special mention	7	25	33	3	1	34	71	—	174
Substandard	18	32	2	13	2	37	96	—	200
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner- occupied loans	$856	946	595	349	217	494	1,329	—	4,786
Commercial mortgage nonowner-occupied loans:
Pass	$412	762	620	326	178	385	1,737	—	4,420
Special mention	30	5	—	110	—	1	241	—	387
Substandard	173	85	30	2	12	10	395	—	707
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$615	852	650	438	190	396	2,373	—	5,514
Commercial construction loans:
Pass	$30	95	47	26	—	11	4,558	—	4,767
Special mention	—	39	—	—	—	—	252	—	291
Substandard	18	—	—	—	—	—	380	—	398
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$48	134	47	26	—	11	5,190	—	5,456
Commercial leases:
Pass	$818	475	316	259	269	916	—	—	3,053
Special mention	3	5	4	6	—	6	—	—	24
Substandard	8	3	9	11	14	8	—	—	53
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$829	483	329	276	283	930	—	—	3,130
Total commercial loans and leases:
Pass	$6,173	5,237	3,040	1,628	1,072	2,541	41,549	—	61,240
Special mention	85	103	64	143	24	62	1,493	—	1,974
Substandard	234	181	74	93	96	161	2,667	—	3,506
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$6,492	5,521	3,178	1,864	1,192	2,764	45,709	—	66,720

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,042	2,144	1,114	700	471	703	31,657	—	43,831
Special mention	66	46	167	46	5	21	2,317	—	2,668
Substandard	119	80	107	60	39	104	2,639	—	3,148
Doubtful	—	2	9	—	—	—	7	—	18
Total commercial and industrial loans	$7,227	2,272	1,397	806	515	828	36,620	—	49,665
Commercial mortgage owner-occupied loans:
Pass	$1,047	655	416	288	249	420	1,025	—	4,100
Special mention	58	12	16	7	2	17	64	—	176
Substandard	211	17	33	7	13	30	88	—	399
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,316	684	465	302	264	467	1,177	—	4,675
Commercial mortgage nonowner-occupied loans:
Pass	$902	679	548	247	223	341	1,626	—	4,566
Special mention	252	68	17	8	36	9	416	—	806
Substandard	149	3	49	14	2	25	301	—	543
Doubtful	12	—	—	—	—	—	—	—	12
Total commercial mortgage nonowner-occupied loans	$1,315	750	614	269	261	375	2,343	—	5,927
Commercial construction loans:
Pass	$98	49	27	—	9	12	4,721	—	4,916
Special mention	67	—	—	—	—	—	591	—	658
Substandard	8	—	—	—	—	—	233	—	241
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$173	49	27	—	9	12	5,545	—	5,815
Commercial leases:
Pass	$622	374	315	369	314	824	—	—	2,818
Special mention	5	16	5	—	—	—	—	—	26
Substandard	7	4	16	21	6	17	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$634	394	336	390	320	841	—	—	2,915
Total commercial loans and leases:
Pass	$9,711	3,901	2,420	1,604	1,266	2,300	39,029	—	60,231
Special mention	448	142	205	61	43	47	3,388	—	4,334
Substandard	494	104	205	102	60	176	3,261	—	4,402
Doubtful	12	2	9	—	—	—	7	—	30
Total commercial loans and leases	$10,665	4,149	2,839	1,767	1,369	2,523	45,685	—	68,997

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of September 30, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$47,682	96	56	152	47,834	4
Commercial mortgage owner-occupied loans	4,779	—	7	7	4,786	2
Commercial mortgage nonowner-occupied loans	5,478	35	1	36	5,514	—
Commercial construction loans	5,454	2	—	2	5,456	—
Commercial leases	3,122	3	5	8	3,130	1
Total portfolio commercial loans and leases	$66,515	136	69	205	66,720	7
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program of which $51 were 30-89 days past due.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$49,421	119	125	244	49,665	39
Commercial mortgage owner-occupied loans	4,645	7	23	30	4,675	7
Commercial mortgage nonowner-occupied loans	5,860	31	36	67	5,927	1
Commercial construction loans	5,808	7	—	7	5,815	—
Commercial leases	2,906	7	2	9	2,915	1
Total portfolio commercial loans and leases	$68,640	171	186	357	68,997	48
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

For collectively evaluated loans in the consumer and residential mortgage portfolio segments, the Bancorp’s expected credit loss models primarily utilize the borrower’s FICO score and delinquency history in combination with macroeconomic conditions when estimating the probability of default. The estimates for loss severity are primarily based on collateral type and coverage levels and the susceptibility of those characteristics to changes in macroeconomic conditions. The expected balance at the estimated date of default is also particularly significant for portfolio classes which generally have longer terms (such as residential mortgage loans and home equity) and portfolio classes containing a high concentration of loans with revolving privileges (such as home equity). The estimate of the expected balance at the time of default considers expected prepayment and utilization rates where applicable, which are primarily based on macroeconomic conditions and the utilization history of similar borrowers under those economic conditions. Refer to Note 1 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Bancorp’s process for developing these models and its process for estimating credit losses for periods beyond the reasonable and supportable forecast period.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of September 30, 2021 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$4,454	3,588	1,488	488	1,075	4,790	—	—	15,883
30-89 days past due	3	1	1	—	1	13	—	—	19
90 days or more past due	—	1	3	3	8	46	—	—	61
Total performing	4,457	3,590	1,492	491	1,084	4,849	—	—	15,963
Nonperforming	—	—	1	—	2	36	—	—	39
Total residential mortgage loans(b)	$4,457	3,590	1,493	491	1,086	4,885	—	—	16,002
Home equity:
Performing:
Current	$2	7	15	20	3	124	3,992	11	4,174
30-89 days past due	—	—	—	—	—	2	21	—	23
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	2	7	15	20	3	127	4,013	11	4,198
Nonperforming	—	—	—	—	—	10	67	1	78
Total home equity	$2	7	15	20	3	137	4,080	12	4,276
Indirect secured consumer loans:
Performing:
Current	$6,818	4,707	2,552	1,062	483	255	—	—	15,877
30-89 days past due	12	21	22	16	8	4	—	—	83
90 days or more past due	1	1	2	2	1	1	—	—	8
Total performing	6,831	4,729	2,576	1,080	492	260	—	—	15,968
Nonperforming	—	19	6	6	3	2	—	—	36
Total indirect secured consumer loans	$6,831	4,748	2,582	1,086	495	262	—	—	16,004
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,689	—	1,689
30-89 days past due	—	—	—	—	—	—	17	—	17
90 days or more past due	—	—	—	—	—	—	14	—	14
Total performing	—	—	—	—	—	—	1,720	—	1,720
Nonperforming	—	—	—	—	—	—	24	—	24
Total credit card	$—	—	—	—	—	—	1,744	—	1,744
Other consumer loans:
Performing:
Current	$588	610	325	343	121	52	954	1	2,994
30-89 days past due	1	2	3	2	1	—	3	—	12
90 days or more past due	—	—	1	—	—	—	—	—	1
Total performing	589	612	329	345	122	52	957	1	3,007
Nonperforming	—	1	—	—	—	—	1	—	2
Total other consumer loans	$589	613	329	345	122	52	958	1	3,009
Total residential mortgage and consumer loans:
Performing:
Current	$11,862	8,912	4,380	1,913	1,682	5,221	6,635	12	40,617
30-89 days past due	16	24	26	18	10	19	41	—	154
90 days or more past due	1	2	6	5	9	48	14	—	85
Total performing	11,879	8,938	4,412	1,936	1,701	5,288	6,690	12	40,856
Nonperforming	—	20	7	6	5	48	92	1	179
Total residential mortgage and consumer loans(b)	$11,879	8,958	4,419	1,942	1,706	5,336	6,782	13	41,035
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2021, $59 of these loans were 30-89 days past due and $145 were 90 days or more past due. The Bancorp recognized $1 and $2 of losses during the three and nine months ended September 30, 2021, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $156 of residential mortgage loans measured at fair value at September 30, 2021.

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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	September 30, 2021	December 31, 2020
Commercial loans and leases:
Commercial and industrial loans	$457	810
Commercial mortgage owner-occupied loans	25	101
Commercial mortgage nonowner-occupied loans	28	82
Commercial construction loans	18	19
Commercial leases	6	6
Total commercial loans and leases	$534	1,018
Residential mortgage loans	59	80
Consumer loans:
Home equity	60	71
Indirect secured consumer loans	8	9
Total consumer loans	$68	80
Total portfolio loans and leases	$661	1,178

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

	September 30, 2021			December 31, 2020
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$169	124	293	213	260	473
Commercial mortgage owner-occupied loans	9	14	23	20	60	80
Commercial mortgage nonowner-occupied loans	23	4	27	34	43	77
Commercial construction loans	—	—	—	1	—	1
Commercial leases	5	1	6	6	1	7
Total nonaccrual portfolio commercial loans and leases	$206	143	349	274	364	638
Residential mortgage loans	4	35	39	11	49	60
Consumer loans:
Home equity	52	26	78	55	31	86
Indirect secured consumer loans	29	7	36	8	8	16
Credit card	24	—	24	32	—	32
Other consumer loans	2	—	2	2	—	2
Total nonaccrual portfolio consumer loans	$107	33	140	97	39	136
Total nonaccrual portfolio loans and leases(a)(b)	$317	211	528	382	452	834
OREO and other repossessed property	—	31	31	—	30	30
Total nonperforming portfolio assets(a)(b)	$317	242	559	382	482	864
(a)Excludes an immaterial amount and $5 of nonaccrual loans held for sale as of September 30, 2021 and December 31, 2020, respectively, and $1 of nonaccrual restructured loans held for sale as of both September 30, 2021 and December 31, 2020.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of September 30, 2021 and December 31, 2020, respectively, of which $11 and $17 are restructured nonaccrual government insured commercial loans as of September 30, 2021 and December 31, 2020, respectively.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the interest income recognized on the Bancorp’s nonaccrual loans and leases, by class:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Commercial loans and leases:
Commercial and industrial loans	$4	2	13	6
Commercial mortgage owner-occupied loans	2	—	9	—
Commercial mortgage nonowner-occupied loans	1	—	3	—
Commercial leases	—	—	—	1
Total nonaccrual portfolio commercial loans and leases	$7	2	25	7
Residential mortgage loans	6	7	19	22
Consumer loans:
Home equity	2	2	5	7
Indirect secured consumer loans	—	—	1	—
Credit card	1	1	3	3
Total nonaccrual portfolio consumer loans	$3	3	9	10
Total nonaccrual portfolio loans and leases	$16	12	53	39

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $106 million and $136 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $104 million and $64 million, respectively, as of September 30, 2021 compared to $67 million and $72 million, respectively, as of December 31, 2020.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the three months ended:

September 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	29	$23	(1)	—
Commercial mortgage owner-occupied loans	3	1	—	—
Commercial mortgage nonowner-occupied loans	1	—	—	—
Residential mortgage loans	98	15	1	—
Consumer loans:
Home equity	54	3	(1)	—
Indirect secured consumer loans	1,045	19	—	—
Credit card	1,170	6	2	—
Total portfolio loans	2,400	$67	1	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2020 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	33	$75	1	7
Commercial mortgage owner-occupied loans	10	19	(3)	—
Commercial mortgage nonowner-occupied loans	3	16	(2)	—
Residential mortgage loans	66	11	—	—
Consumer loans:
Home equity	88	2	(3)	—
Indirect secured consumer loans	14	—	—	—
Credit card	1,023	6	2	1
Total portfolio loans	1,237	$129	(5)	8
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the nine months ended:

September 30, 2021 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis of Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	55	$54	—	—
Commercial mortgage owner-occupied loans	4	6	—	—
Commercial mortgage nonowner-occupied loans	4	26	—	—
Residential mortgage loans	400	74	3	—
Consumer loans:
Home equity	151	8	(2)	—
Indirect secured consumer loans	3,238	70	1	—
Credit card	4,338	24	6	—
Total portfolio loans	8,190	$262	8	—
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020 ($ in millions)	Number of Loans Modified in a TDR During the Period(a)	Amortized Cost Basis in Loans Modified in a TDR During the Period	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	96	$250	25	7
Commercial mortgage owner-occupied loans	38	38	(3)	—
Commercial mortgage nonowner-occupied loans	15	38	(2)	—
Commercial construction	3	21	1	—
Residential mortgage loans	359	48	1	—
Consumer loans:
Home equity	130	6	(4)	—
Indirect secured consumer loans	56	—	—	—
Credit card	3,880	21	8	1
Total portfolio loans	4,577	$422	26	8
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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended September 30, 2021 and 2020 and were within 12 months of the restructuring date:

September 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	4	$1
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	1	—
Residential mortgage loans	10	1
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	31	—
Credit card	85	—
Total portfolio loans	138	$2
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

September 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	6	$1
Commercial mortgage owner-occupied loans	1	1
Residential mortgage loans	45	8
Consumer loans:
Home equity	2	—
Indirect secured consumer loans	6	—
Credit card	20	—
Total portfolio loans	80	$10
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of TDRs that subsequently defaulted during the nine months ended September 30, 2021 and 2020 and were within 12 months of the restructuring date:

September 30, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	5	$1
Commercial mortgage owner-occupied loans	2	—
Commercial mortgage nonowner-occupied loans	2	25
Residential mortgage loans	61	8
Consumer loans:
Home equity	22	1
Indirect secured consumer loans	89	2
Credit card	119	1
Total portfolio loans	300	$38
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

September 30, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	12	$5
Commercial mortgage owner-occupied loans	8	3
Commercial mortgage nonowner-occupied loans	2	9
Residential mortgage loans	117	18
Consumer loans:
Home equity	5	—
Indirect secured consumer loans	12	—
Credit card	237	1
Total portfolio loans	393	$36
(a)Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2021	December 31, 2020
Equipment	$2,392	2,302
Buildings(a)	1,638	1,612
Land and improvements(a)	645	636
Leasehold improvements	483	467
Construction in progress(a)	124	108
Bank premises and equipment held for sale:
Land and improvements	18	27
Buildings	7	8
Accumulated depreciation and amortization	(3,206)	(3,072)
Total bank premises and equipment	$2,101	2,088
(a)Buildings, land and improvements and construction in progress included $49 and $46 associated with parcels of undeveloped land intended for future branch expansion at September 30, 2021 and December 31, 2020, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 44 banking centers throughout its footprint during the nine months ended September 30, 2021.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $3 million and $11 million for the three months ended September 30, 2021 and 2020, respectively, and $7 million and $25 million for the nine months ended September 30, 2021 and 2020, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

8. Operating Lease Equipment
Operating lease equipment was $647 million and $777 million at September 30, 2021 and December 31, 2020, respectively, net of accumulated depreciation of $286 million and $290 million at September 30, 2021 and December 31, 2020, respectively. The Bancorp recorded lease income of $38 million and $39 million relating to lease payments for operating leases in leasing business revenue in the Condensed Consolidated Statements of Income during the three months ended September 30, 2021 and 2020, respectively, and $116 million and $118 million during the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense related to operating lease equipment was $31 million and $32 million during the three months ended September 30, 2021 and 2020, respectively, and $95 million during both the nine months ended September 30, 2021 and 2020. The Bancorp received payments of $118 million and $119 million related to operating leases during the nine months ended September 30, 2021 and 2020, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp did not recognize any impairment losses associated with operating lease assets during both the three months ended September 30, 2021 and 2020, and recognized $25 million and $3 million of impairment losses during the nine months ended September 30, 2021 and 2020, respectively. The recognized impairment losses were recorded in leasing business revenue in the Condensed Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for the remainder of 2021 through 2026 and thereafter:

As of September 30, 2021 ($ in millions)	Undiscounted Cash Flows
Remainder of 2021	$36
2022	129
2023	102
2024	66
2025	43
2026	24
Thereafter	26
Total operating lease payments	$426

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

The following table provides a summary of lease assets and lease liabilities as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$436	423
Finance lease right-of-use assets	Bank premises and equipment	144	129
Total right-of-use assets(a)		$580	552
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$531	527
Finance lease liabilities	Long-term debt	147	130
Total lease liabilities		$678	657
(a)    Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $182 and $42, respectively, as of September 30, 2021, and $152 and $29, respectively, as of December 31, 2020.

The following table presents the components of lease costs:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2021	2020	2021	2020
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$5	4	14	7
Interest on lease liabilities	Interest on long-term debt	1	1	3	2
Total finance lease costs		$6	5	17	9
Operating lease cost	Net occupancy expense	$20	29	59	76
Short-term lease cost	Net occupancy expense	—	—	1	1
Variable lease cost	Net occupancy expense	8	7	24	21
Sublease income	Net occupancy expense	(1)	(1)	(2)	(2)
Total operating lease costs		$27	35	82	96
Total lease costs		$33	40	99	105

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $1 million of impairment losses and termination charges for the ROU assets related to certain operating leases during both the three months ended September 30, 2021 and 2020, and $3 million and $6 million during the nine months ended September 30, 2021 and 2020, respectively. The recognized losses were recorded in net occupancy expense in the Condensed Consolidated Statements of Income.

The following table presents undiscounted cash flows payable for both operating leases and finance leases for the remainder of 2021 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities:

As of September 30, 2021 ($ in millions)	Operating Leases	Finance Leases	Total
Remainder of 2021	$22	5	27
2022	85	21	106
2023	79	18	97
2024	71	18	89
2025	63	12	75
2026	54	6	60
Thereafter	236	104	340
Total undiscounted cash flows	$610	184	794
Less: Difference between undiscounted cash flows and discounted cash flows	79	37	116
Present value of lease liabilities	$531	147	678

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the weighted-average remaining lease term and weighted-average discount rate as of:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	9.07	9.06
Finance leases	14.53	12.93
Weighted-average discount rate:
Operating leases	2.90%	3.05
Finance leases	2.61	2.39

The following table presents information related to lease transactions for the nine months ended September 30:

($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$66	69
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	12	8

Gains on sale-leaseback transactions	2	—
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

The Bancorp completed its annual goodwill impairment test as of September 30, 2021 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts and, therefore, the quantitative goodwill impairment test was deemed unnecessary.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,704	2,046	215	252	—	5,217
Accumulated impairment losses	(750)	—	(215)	—	—	(965)
Net carrying value as of December 31, 2019	$1,954	2,046	—	252	—	4,252
Acquisition activity	26	1	—	1	—	28
Sale of business	—	—	—	(22)	—	(22)
Net carrying value as of December 31, 2020	$1,980	2,047	—	231	—	4,258
Acquisition activity	1	255	—	—	—	256
Net carrying value as of September 30, 2021	$1,981	2,302	—	231	—	4,514

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, operating leases, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization expense may be recorded in either leasing business revenue or other noninterest expense in the Condensed Consolidated Statements of Income. The increase in the gross carrying amount of intangible assets from the year ended December 31, 2020 reflects acquisition activity during the third quarter of 2021, which included the recognition of $62 million in developed technology which will be amortized over its estimated remaining useful life of approximately 8 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2021
Core deposit intangibles	$229	(144)	85
Developed technology	62	(1)	61
Customer relationships	25	(7)	18
Operating leases	13	(10)	3
Other	4	(2)	2
Total intangible assets	$333	(164)	169
As of December 31, 2020
Core deposit intangibles	$229	(116)	113
Customer relationships	24	(5)	19
Operating leases	17	(12)	5
Other	3	(1)	2
Total intangible assets	$273	(134)	139

As of September 30, 2021, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $12 million and $13 million for the three months ended September 30, 2021 and 2020, respectively, and $34 million and $43 million for the nine months ended September 30, 2021 and 2020, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of September 30, 2021. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2021 through 2025 is as follows:

($ in millions)	Total
Remainder of 2021	$12
2022	41
2023	32
2024	24
2025	17

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to certain automobile loan securitizations where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets for consolidated VIEs as of:

($ in millions)	September 30, 2021	December 31, 2020
Assets:
Other short-term investments	$27	55
Indirect secured consumer loans	383	756
ALLL	(3)	(7)
Other assets	2	5
Total assets	$409	809
Liabilities:
Other liabilities	$1	2
Long-term debt	325	656
Total liabilities	$326	658

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,670	538	1,670
Private equity investments	129	—	237
Loans provided to VIEs	2,986	—	4,517
Lease pool entities	71	—	71

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	478	1,546
Private equity investments	117	—	200
Loans provided to VIEs	2,420	—	3,649
Lease pool entities	73	—	73

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

The Bancorp’s CDC investments included $1.4 billion and $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. The unfunded commitments related to these investments were $532 million and $478 million at September 30, 2021 and December 31, 2020, respectively. The unfunded commitments as of September 30, 2021 are expected to be funded from 2021 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income related to these investments:

	Condensed Consolidated Statements of Income Caption(a)	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2021	2020	2021	2020
Proportional amortization	Applicable income tax expense	$38	62	125	94
Tax credits and other benefits	Applicable income tax expense	(47)	(74)	(148)	(111)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and nine months ended September 30, 2021 and 2020.

Private equity investments
The Bancorp invests as a limited partner in private equity investments which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also providing strategic opportunities in certain cases. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity investments. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are presented

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
in previous tables. Also, at September 30, 2021 and December 31, 2020, the Bancorp’s unfunded commitment amounts to the private equity funds were $108 million and $83 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $4 million during both the three months ended September 30, 2021 and 2020 and $12 million and $10 million during the nine months ended September 30, 2021 and 2020, respectively.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2021 and December 31, 2020, the Bancorp’s unfunded commitments to these entities were $1.5 billion and $1.2 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and nine months ended September 30, 2021 and 2020. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Residential mortgage loan sales(a)	$4,722	2,822	12,348	8,840

Origination fees and gains on loan sales	78	93	248	269
Gross mortgage servicing fees	63	66	181	197
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2021	2020
Balance, beginning of period	$656	993
Servicing rights originated	172	150
Servicing rights purchased	210	36
Changes in fair value:
Due to changes in inputs or assumptions(a)	123	(340)
Other changes in fair value(b)	(218)	(179)
Balance, end of period	$943	660
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights	$—	(1)	(2)	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(11)	(12)	(99)	348
MSR fair value adjustment due to changes in inputs or assumptions(a)	20	4	123	(340)
(a)Included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization or purchase resulting from transactions completed during the three months ended September 30, 2021 and 2020 were as follows:

	September 30, 2021			September 30, 2020
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.5	10.8%	777	5.9	12.2%	780
Adjustable-rate	2.8	28.1	627	3.1	25.7	759

At September 30, 2021 and December 31, 2020, the Bancorp serviced $77.9 billion and $68.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2021, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

			Prepayment Speed Assumption				OAS Assumption
	Fair Value ($ in millions)(a)	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$938	6.1	11.3%	$(42)	(80)	(184)	757	$(27)	(53)
Adjustable-rate	5	3.9	22.5	—	(1)	(2)	990	—	—
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2021 and December 31, 2020, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $1.0 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $862 million and $1.1 billion were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $23 million and $42 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2021 and December 31, 2020, the balance of collateral posted by the Bancorp for derivative liabilities was $1.8 billion and $463 million, respectively. Additionally, as of September 30, 2021 and December 31, 2020, $710 million and $1.1 billion, respectively, of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of both September 30, 2021 and December 31, 2020, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2021 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,455	405	—
Interest rate swaps related to available-for-sale debt and other securities	445	9	—
Total fair value hedges		414	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	166	—
Interest rate swaps related to C&I loans	8,000	—	1
Total cash flow hedges		166	1
Total derivatives designated as qualifying hedging instruments		580	1
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,485	146	—
Forward contracts related to residential mortgage loans held for sale(b)	4,102	20	4
Swap associated with the sale of Visa, Inc. Class B Shares	3,654	—	211
Foreign exchange contracts	154	1	—
Interest rate contracts for collateral management	12,000	8	6
Interest rate contracts for LIBOR transition	2,372	—	1
Total free-standing derivatives – risk management and other business purposes		175	222
Free-standing derivatives – customer accommodation:
Interest rate contracts(a)	79,879	772	215
Interest rate lock commitments	1,500	27	—
Commodity contracts	11,933	2,123	2,049
TBA securities	24	—	—
Foreign exchange contracts	20,888	284	251
Total free-standing derivatives – customer accommodation		3,206	2,515
Total derivatives not designated as qualifying hedging instruments		3,381	2,737
Total		$3,961	2,738
(a)Derivative assets and liabilities are presented net of variation margin of $94 and $675, respectively.
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

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2021, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of September 30, 2021 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2021	2020	2021	2020
Long-term debt:
Change in fair value of interest rate swaps hedging long- term debt	Interest on long-term debt	$(25)	(39)	(124)	187
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	25	39	124	(186)
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	9	—	9	—
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	(9)	—	(9)	—

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following amounts were recorded in the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of:

($ in millions)	Condensed Consolidated Balance Sheets Caption	September 30, 2021	December 31, 2020
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$1,855	2,478
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	410	534
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	467	—
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	(9)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of September 30, 2021, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of September 30, 2021, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 39 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2021 and December 31, 2020, $492 million and $718 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2021, $226 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to September 30, 2021.

During both the three and nine months ended September 30, 2021 and 2020, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Amount of pre-tax net (losses) gains recognized in OCI	$3	1	(67)	625
Amount of pre-tax net gains reclassified from OCI into net income	74	72	219	165

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2021	2020	2021	2020
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$23	7	32	(4)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(11)	(12)	(99)	348
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	3	(3)	(3)	4
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(17)	(22)	(67)	(73)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. The total notional amount of the risk participation agreements was $3.6 billion and $3.4 billion at September 30, 2021 and December 31, 2020, respectively, and the fair value was a liability of $7 million and $8 million at September 30, 2021 and December 31, 2020, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2021, the risk participation agreements had a weighted-average remaining life of 3.8 years.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2021	December 31, 2020
Pass	$3,522	3,231
Special mention	14	113
Substandard	48	52
Total	$3,584	3,396

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2021	2020	2021	2020
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$8	5	27	31
Interest rate contracts for customer (credit losses)	Other noninterest expense	—	(1)	—	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	1	19	(33)
Interest rate lock commitments	Mortgage banking net revenue	44	54	132	237
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	6	4	17	10
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(1)	(1)	(2)
Commodity contracts for customers (credit losses)	Other noninterest expense	—	—	—	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	15	14	45	40
Foreign exchange contracts for customers (contract revenue)	Other noninterest income	2	(6)	2	(3)
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—	(1)

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of September 30, 2021
Derivative assets	$3,934	(1,041)	(514)	2,379
Derivative liabilities	2,738	(1,041)	(1,188)	509
As of December 31, 2020
Derivative assets	$2,862	(621)	(755)	1,486
Derivative liabilities	1,072	(621)	(221)	230
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
Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$567	679
Derivative collateral	382	474
Other secured borrowings	—	39
Total other short-term borrowings	$949	1,192

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both September 30, 2021 and December 31, 2020, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

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

16. Capital Actions

Accelerated Share Repurchase Transactions
During the nine months ended September 30, 2021, the Bancorp entered into and settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the nine months ended September 30, 2021:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
July 27, 2021(a)	550	13,065,958	1,413,211	14,479,169	September 29, 2021
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $275 million.

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2021	December 31, 2020
Commitments to extend credit	$80,316	74,499
Forward contracts related to residential mortgage loans held for sale	4,102	2,903
Letters of credit	1,908	1,982
Purchase obligations	177	195
Capital commitments for private equity investments	108	83
Capital expenditures	77	75

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2021 and December 31, 2020, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $205 million and $172 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2021	December 31, 2020
Pass	$77,674	71,386
Special mention	1,250	2,049
Substandard	1,392	1,063
Doubtful	—	1
Total commitments to extend credit	$80,316	74,499

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2021:

($ in millions)
Less than 1 year(a)	$934
1 - 5 years(a)	974
Total letters of credit	$1,908
(a)Includes $2 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both September 30, 2021 and December 31, 2020 and are considered guarantees in accordance with U.S. GAAP. Approximately 71% and 68% of the total standby letters of credit were collateralized as of September 30, 2021 and December 31, 2020, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $23 million and $27 million at September 30, 2021 and December 31, 2020, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2021	December 31, 2020
Pass	$1,713	1,739
Special mention	41	111
Substandard	154	132
Total letters of credit	$1,908	1,982

At September 30, 2021 and December 31, 2020, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2021 and December 31, 2020, total VRDNs, of which FTS was the remarketing agent for all, were $479 million and $385 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $132 million and $142 million of the VRDNs remarketed by FTS at September 30, 2021 and December 31, 2020, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp did not hold any of these VRDNs in its portfolio at September 30, 2021 or December 31, 2020 but classifies them as trading debt securities when held.

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

As of September 30, 2021 and December 31, 2020, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million and $8 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2021 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $11 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
For both the three months ended September 30, 2021 and 2020, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $11 million and $6 million, respectively, in outstanding principal of loans to satisfy investor demands. For both the nine months ended September 30, 2021 and 2020, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $29 million and $19 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2021 and 2020 were $14 million and $8 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2021 and 2020 were $42 million and $27 million, respectively. Total outstanding repurchase demand inventory was $11 million and $5 million at September 30, 2021 and December 31, 2020, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $23 million and $14 million at September 30, 2021 and December 31, 2020, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both September 30, 2021 and December 31, 2020.

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through September 30, 2021, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $211 million at September 30, 2021 and $201 million at December 31, 2020. Refer to Note 14 and Note 22 for further information.

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

Litigation
Visa/MasterCard Merchant Interchange Litigation
In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York (In re: Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720). The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is currently also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement that was initially approved by the trial court but reversed by the U.S. Second Circuit Court of Appeals and remanded to the district court for further proceedings. Pursuant to the terms of the overturned settlement agreement, the Bancorp had previously paid $46 million into a class settlement escrow account. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the overturned settlement agreement, approximately 25% of the funds paid into the class settlement escrow account had been already returned to the control of the defendants. The remaining settlement funds paid by the Bancorp have been maintained in the escrow account. More than 500 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These individual federal lawsuits were transferred to the United States District Court for the Eastern District of New York. While the Bancorp is only named as a defendant in one of the individual federal lawsuits, it may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On September 17, 2018, the defendants in the consolidated class action signed a second settlement agreement (the “Amended Settlement Agreement”) resolving the claims seeking monetary damages by the proposed plaintiffs’ class (the “Plaintiff Damages Class”) and superseding the original settlement agreement entered into in October 2012. The Amended Settlement Agreement included, among other terms, a release from participating class members for liability for claims that accrue no later than five years after the Amended Settlement Agreement becomes final. The Amended Settlement Agreement provided for a total payment by all defendants of approximately $6.24 billion, composed of approximately $5.34 billion held in escrow plus an additional $900 million in new funds. Pursuant to the terms of the Settlement Agreement, $700 million of the additional $900 million has been returned to the defendants due to the level of opt-outs from the class. The Bancorp’s allocated share of the settlement is within existing reserves, including funds maintained in escrow. On December 13, 2019, the Court entered an order granting final approval for the settlement, which is currently pending appeal. The settlement does not resolve the claims of the separate proposed plaintiffs’ class seeking injunctive relief or the claims of merchants who have opted out of the proposed class settlement and are pursuing, or may in the future decide to pursue, private lawsuits. On September 27, 2021, the Court entered an order certifying a class of merchants pursuing claims for injunctive relief. The ultimate outcome in this matter, including the timing of resolution, remains uncertain. Refer to Note 17 for further information.

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

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim,

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On July 28, 2021 the trial court issued an order granting summary judgment to Fifth Third on a portion of plaintiffs’ unjust enrichment claim, leaving the remainder of the claim to be resolved at trial, currently scheduled for February 22, 2022. Plaintiffs have appealed the order granting partial summary judgment on the unjust enrichment claim.

Bureau of Consumer Financial Protection v. Fifth Third Bank, National Association
On March 9, 2020, the CFPB filed a lawsuit against Fifth Third in the United States District Court for the Northern District of Illinois entitled CFPB v. Fifth Third Bank, National Association, Case No. 1:20-CV-1683 (N.D. Ill.) (ABW), alleging violations of the Consumer Financial Protection Act, TILA, and Truth in Savings Act related to Fifth Third’s alleged opening of unspecified numbers of allegedly unauthorized credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The CFPB seeks unspecified amounts of civil monetary penalties as well as unspecified customer remediation. On February 12, 2021, the court granted Fifth Third’s motion to transfer venue to the United States District Court for the Southern District of Ohio. The Bancorp was also subject to a consumer class action lawsuit related to the alleged opening of unauthorized accounts (Zanni v. Fifth Third Bank, et al., Case 1:21-cv-00173-DRC); however, this matter was voluntarily dismissed in July 2021.

Shareholder Litigation
On April 7, 2020, Plaintiff Lee Christakis filed a putative class action lawsuit against Fifth Third Bancorp, Fifth Third Chairman and Chief Executive Officer Greg D. Carmichael, and former Fifth Third Chief Financial Officer Tayfun Tuzun in the U.S. District Court for the Northern District of Illinois entitled Lee Christakis, individually and on behalf of all others similarly situated v. Fifth Third Bancorp, et al., Case No. 1:20-cv-2176 (N.D. Ill). The case brings two claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions in connection with the alleged unauthorized opening of credit card, savings, checking, online banking and early access accounts from 2010 through 2016. The plaintiff seeks certification of a class, unspecified damages, attorneys’ fees and costs. On June 29, 2020, the Court appointed Heavy & General Laborers’ Local 472 & 172 Pension and Annuity Funds as lead plaintiff, and Robins Geller Rudman & Dowd LLP as lead counsel for the plaintiff. On September 14, 2020, the lead plaintiff filed its amended consolidated complaint. On April 27, 2021, the Court granted the defendants’ motion to dismiss and provided plaintiff with leave to amend to attempt to cure the deficiencies. On October 8, 2021, plaintiff filed an amended complaint.

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

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). Also pending is Sandys v. Carmichael, et al., Case No. A2004539 in the Hamilton County, Ohio Court of Common Pleas (filed December 28, 2020).

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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings, in an aggregate amount up to approximately $50 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes
The applicable income tax expense was $191 million and $165 million for the three months ended September 30, 2021 and 2020, respectively, and $582 million and $228 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 were 21.3% and 22.1%, respectively, and 21.6% for both the nine months ended September 30, 2021 and 2020.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
20. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the three months ended:

	Total OCI			Total AOCI
September 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(368)	87	(281)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(1)	—	(1)
Net unrealized gains on available-for-sale debt securities	(369)	87	(282)	1,472	(282)	1,190

Unrealized holding gains on cash flow hedge derivatives arising during period	3	(1)	2
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(74)	16	(58)
Net unrealized gains on cash flow hedge derivatives	(71)	15	(56)	548	(56)	492

Net actuarial loss arising during the year	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	(1)	2
Defined benefit pension plans, net	2	(1)	1	(42)	1	(41)

Other	—	—	—	(4)	—	(4)
Total	$(438)	101	(337)	1,974	(337)	1,637

	Total OCI			Total AOCI
September 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(42)	10	(32)
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	(87)	21	(66)	2,150	(66)	2,084

Unrealized holding gains on cash flow hedge derivatives arising during period	1	—	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(72)	16	(56)
Net unrealized gains on cash flow hedge derivatives	(71)	16	(55)	841	(55)	786

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	4	(1)	3
Defined benefit pension plans, net	2	(1)	1	(40)	1	(39)
Total	$(156)	36	(120)	2,951	(120)	2,831

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The tables below present the activity of the components of OCI and AOCI for the nine months ended:

	Total OCI			Total AOCI
September 30, 2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during period	$(978)	230	(748)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	9	(2)	7
Net unrealized gains on available-for-sale debt securities	(969)	228	(741)	1,931	(741)	1,190

Unrealized holding losses on cash flow hedge derivatives arising during period	(67)	14	(53)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(219)	46	(173)
Net unrealized gains on cash flow hedge derivatives	(286)	60	(226)	718	(226)	492

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	7	(2)	5
Defined benefit pension plans, net	5	(2)	3	(44)	3	(41)

Other	—	—	—	(4)	—	(4)
Total	$(1,250)	286	(964)	2,601	(964)	1,637

	Total OCI			Total AOCI
September 30, 2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during period	$1,715	(409)	1,306
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	1,670	(398)	1,272	812	1,272	2,084

Unrealized holding gains on cash flow hedge derivatives arising during period	625	(131)	494
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(165)	35	(130)
Net unrealized gains on cash flow hedge derivatives	460	(96)	364	422	364	786

Net actuarial loss arising during the year	(2)	—	(2)
Reclassification of amounts to net periodic benefit costs	7	(2)	5
Defined benefit pension plans, net	5	(2)	3	(42)	3	(39)
Total	$2,135	(496)	1,639	1,192	1,639	2,831

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2021	2020	2021	2020
Net unrealized gains on available-for-sale debt securities:(b)
Net (losses) gains included in net income	Securities gains (losses), net	$1	45	(9)	45
	Income before income taxes	1	45	(9)	45
	Applicable income tax expense	—	(11)	2	(11)
	Net income	1	34	(7)	34
Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	74	72	219	165
	Income before income taxes	74	72	219	165
	Applicable income tax expense	(16)	(16)	(46)	(35)
	Net income	58	56	173	130
Net periodic benefit costs:(b)
Amortization of net actuarial loss	Compensation and benefits(a)	(2)	(2)	(5)	(5)
Settlements	Compensation and benefits(a)	(1)	(2)	(2)	(2)
	Income before income taxes	(3)	(4)	(7)	(7)
	Applicable income tax expense	1	1	2	2
	Net income	(2)	(3)	(5)	(5)

Total reclassifications for the period	Net income	$57	87	161	159
(a)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 23 of the Notes to Consolidated Financial Statements included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(b)Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
21. Earnings Per Share
The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2021			2020
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$684			$562
Less: Income allocated to participating securities	1			2
Net income allocated to common shareholders	$683	697	$0.98	$560	715	$0.78
Earnings Per Diluted Share:
Net income available to common shareholders	$684			$562
Effect of dilutive securities:
Stock-based awards	—	9		—	4
Net income available to common shareholders plus assumed conversions	$684			$562
Less: Income allocated to participating securities	1			2
Net income allocated to common shareholders plus assumed conversions	$683	706	$0.97	$560	719	$0.78

	2021			2020
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$2,032			$754
Less: Income allocated to participating securities	5			3
Net income allocated to common shareholders	$2,027	707	$2.87	$751	714	$1.05
Earnings Per Diluted Share:
Net income available to common shareholders	$2,032			$754
Effect of dilutive securities:
Stock-based awards	—	9		—	5
Net income available to common shareholders plus assumed conversions	$2,032			$754
Less: Income allocated to participating securities	5			3
Net income allocated to common shareholders plus assumed conversions	$2,027	716	$2.83	$751	719	$1.04

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and nine months ended September 30, 2021 excludes an immaterial amount of stock-based awards because their inclusion would have been anti-dilutive. The diluted earnings per share computation for both the three and nine months ended September 30, 2020 excludes 9 million shares of stock-based awards because their inclusion would have been anti-dilutive.

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

	Fair Value Measurements Using
September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$92	—	—	92
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9,652	—	9,652
Agency commercial mortgage-backed securities	—	19,364	—	19,364
Non-agency commercial mortgage-backed securities	—	3,979	—	3,979
Asset-backed securities and other debt securities	—	4,247	—	4,247
Available-for-sale debt and other securities(a)	92	37,260	—	37,352
Trading debt securities:
U.S. Treasury and federal agencies securities	91	2	—	93
Obligations of states and political subdivisions securities	—	50	—	50
Agency residential mortgage-backed securities	—	89	—	89
Asset-backed securities and other debt securities	—	453	—	453
Trading debt securities	91	594	—	685
Equity securities	317	12	—	329
Residential mortgage loans held for sale	—	1,532	—	1,532
Residential mortgage loans(b)	—	—	156	156
Servicing rights	—	—	943	943
Derivative assets:
Interest rate contracts	21	1,505	27	1,553
Foreign exchange contracts	—	285	—	285
Commodity contracts	29	2,094	—	2,123
Derivative assets(c)	50	3,884	27	3,961
Total assets	$550	43,282	1,126	44,958
Liabilities:
Derivative liabilities:
Interest rate contracts	$4	215	8	227
Foreign exchange contracts	—	251	—	251
Equity contracts	—	—	211	211
Commodity contracts	547	1,502	—	2,049
Derivative liabilities(d)	551	1,968	219	2,738
Short positions:
U.S. Treasury and federal agencies securities	107	—	—	107
Asset-backed securities and other debt securities	—	379	—	379
Short positions(d)	107	379	—	486
Total liabilities	$658	2,347	219	3,224
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $31, $485 and $2, respectively, at September 30, 2021.
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

Servicing rights
MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 13 for further information on the assumptions used in the valuation of the Bancorp’s MSRs.

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2021 and December 31, 2020, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. Refer to Note 17 for additional information on the Covered Litigation.

The net asset fair value of the Bancorp’s IRLCs at September 30, 2021 was $27 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $11 million and $20 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $12 million and $26 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $5 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $5 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$151	818	31	(213)	787
Total (losses) gains (realized/unrealized):(b)
Included in earnings	—	(44)	44	(17)	(17)
Purchases/originations	—	169	—	—	169
Settlements	(13)	—	(56)	19	(50)
Transfers into Level 3(c)	18	—	—	—	18
Balance, end of period	$156	943	19	(211)	907
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2021	$—	19	25	(17)	27
(a)Net interest rate derivatives include derivative assets and liabilities of $27 and $8, respectively, as of September 30, 2021.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$185	676	89	(183)	767
Total (losses) gains (realized/unrealized):(b)
Included in earnings	—	(71)	55	(22)	(38)
Purchases/originations	—	55	—	—	55
Settlements	(21)	—	(60)	17	(64)
Transfers into Level 3(c)	10	—	—	—	10
Balance, end of period	$174	660	84	(188)	730
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2020	$—	(2)	61	(22)	37
(a)Net interest rate derivatives include derivative assets and liabilities of $92 and $8, respectively, as of September 30, 2020.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2020.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$161	656	53	(201)	669
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(1)	(95)	136	(67)	(27)
Purchases/originations	—	382	(2)	—	380
Settlements	(42)	—	(168)	57	(153)
Transfers into Level 3(c)	38	—	—	—	38
Balance, end of period	$156	943	19	(211)	907
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2021	$(1)	77	28	(67)	37
(a)Net interest rate derivatives include derivative assets and liabilities of $27 and $8, respectively, as of September 30, 2021.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at September 30, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(b)
Included in earnings	2	(519)	241	(73)	(349)
Purchases/originations	—	186	4	—	190
Settlements	(50)	—	(171)	48	(173)
Transfers into Level 3(c)	39	—	—	—	39
Balance, end of period	$174	660	84	(188)	730
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2020	$2	(281)	88	(73)	(264)
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

The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Mortgage banking net revenue	$—	(17)	38	(278)
Commercial banking revenue	—	1	2	1
Other noninterest income	(17)	(22)	(67)	(72)
Total losses	$(17)	(38)	(27)	(349)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2021 and 2020 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Mortgage banking net revenue	$44	58	102	(193)
Commercial banking revenue	—	1	2	1
Other noninterest income	(17)	(22)	(67)	(72)
Total gains (losses)	$27	37	37	(264)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present information as of September 30, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$156	Loss rate model	Interest rate risk factor	(7.5)	-	8.6%		1.1%	(a)
			Credit risk factor	—	-	28.3%		0.3%	(a)
							(Fixed)	11.3%	(b)
Servicing rights	943	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	22.5%	(b)
							(Fixed)	757	(b)
			OAS (bps)	536	-	1,587	(Adjustable)	990	(b)
IRLCs, net	27	DCF	Loan closing rates	24.3	-	97.2%		76.5%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(211)	DCF	Timing of the resolution of the Covered Litigation	Q1 2023	-	Q1 2025	Q1 2024		(d)
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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2021 and 2020, and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2021 and 2020, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Commercial loans held for sale	$—	—	2	2	—	2
Commercial loans and leases	—	—	268	268	7	(37)
Consumer and residential mortgage loans	—	—	126	126	—	(1)
OREO	—	—	9	9	—	(6)
Bank premises and equipment	—	—	11	11	(3)	(6)
Operating lease equipment	—	—	31	31	—	(25)
Private equity investments	—	1	14	15	8	8
Total	$—	1	461	462	12	(65)

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total (Losses) Gains
As of September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Commercial loans held for sale	$—	31	17	48	1	(4)
Commercial loans and leases	—	—	628	628	(49)	(241)
Consumer and residential mortgage loans	—	—	197	197	(1)	2
OREO	—	—	20	20	(2)	(7)
Bank premises and equipment	—	—	21	21	(11)	(25)
Operating lease equipment	—	—	9	9	—	(3)
Private equity investments	—	—	69	69	—	(9)
Total	$—	31	961	992	(62)	(287)

The following tables present information as of September 30, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	268	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	126	Appraised value	Collateral value	NM	NM
OREO	9	Appraised value	Appraised value	NM	NM
Bank premises and equipment	11	Appraised value	Appraised value	NM	NM
Operating lease equipment	31	Appraised value	Appraised value	NM	NM
Private equity investments	14	Comparable company analysis	Market comparable transactions	NM	NM

As of September 30, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
	1	Appraised value	Appraised value	NM	NM
Commercial loans and leases	628	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	197	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	21	Appraised value	Appraised value	NM	NM
Operating lease equipment	9	Appraised value	Appraised value	NM	NM
Private equity investments	69	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the nine months ended September 30, 2021 and 2020, resulting in positive fair value adjustments of an immaterial amount and $1 million during the three and nine months ended September 30, 2021, respectively, and a positive fair value adjustment of $1 million and negative fair value adjustments of $4 million during the three and nine months ended September 30, 2020, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized gains of an immaterial amount and $1 million on the sale of certain commercial loans held for sale during the three and nine months ended September 30, 2021, respectively, and gains of an immaterial amount during both the three and nine months ended September 30, 2020.

Portfolio loans and leases
During the three and nine months ended September 30, 2021 and 2020, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
OREO
During the three and nine months ended September 30, 2021 and 2020, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include an immaterial amount and $6 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans, during the three and nine months ended September 30, 2021 compared to $2 million and $3 million in losses during the three and nine months ended September 30, 2020, respectively. These losses also included an immaterial amount for both the three and nine months ended September 30, 2021, and an immaterial amount and $4 million for the three and nine months ended September 30, 2020, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense or other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $10 million resulting from observable price changes during both the three and nine months ended September 30, 2021 and did not recognize gains resulting from observable price changes during both the three and nine months ended September 30, 2020. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2021 includes a cumulative $68 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $2 million for both the three and nine months ended September 30, 2021 compared to zero and $9 million for the three and nine months ended September 30, 2020, respectively. The carrying value of the Bancorp’s private equity investments still held as of September 30, 2021 includes a cumulative $23 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
Fair value changes recognized in earnings for residential mortgage loans held at September 30, 2021 and 2020 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $46 million and $77 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount and $1 million at September 30, 2021 and December 31, 2020, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

September 30, 2021 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,688	1,642	46
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—
December 31, 2020
Residential mortgage loans measured at fair value	$1,642	1,567	75
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp invests in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp has elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The carrying value of these investments was $75 million as of September 30, 2021 and the investments are classified as trading debt securities on the Condensed Consolidated Balance Sheets. Fair value changes recognized in earnings included losses of $1 million and gains of an immaterial amount for the three and nine months ended September 30, 2021, respectively, reported in securities gains (losses), net in the Condensed Consolidated Statements of Income.

Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2021 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,213	3,213	—	—	3,213
Other short-term investments	34,203	34,203	—	—	34,203
Other securities	518	—	518	—	518
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,671	—	—	3,679	3,679
Portfolio loans and leases:
Commercial loans and leases	65,553	—	—	66,235	66,235
Consumer and residential mortgage loans	40,248	—	—	41,389	41,389
Total portfolio loans and leases, net	$105,801	—	—	107,624	107,624
Financial liabilities:
Deposits	$165,108	—	165,107	—	165,107
Federal funds purchased	309	309	—	—	309
Other short-term borrowings	949	—	949	—	949
Long-term debt	11,419	11,818	825	—	12,643

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2020 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,147	3,147	—	—	3,147
Other short-term investments	33,399	33,399	—	—	33,399
Other securities	524	—	524	—	524
Held-to-maturity securities	11	—	—	11	11
Loans and leases held for sale	3,260	—	—	3,269	3,269
Portfolio loans and leases:
Commercial loans and leases	67,541	—	—	67,810	67,810
Consumer and residential mortgage loans	38,627	—	—	40,522	40,522
Total portfolio loans and leases, net	$106,168	—	—	108,332	108,332
Financial liabilities:
Deposits	$159,081	—	159,094	—	159,094
Federal funds purchased	300	300	—	—	300
Other short-term borrowings	1,192	—	1,192	—	1,192
Long-term debt	14,973	15,606	923	—	16,529

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,100 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the three months ended:

September 30, 2021 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$369	309	145	22	344		—		1,189
(Benefit from) provision for credit losses	(242)	13	(2)	—	189		—		(42)
Net interest income after (benefit from) provision for credit losses	$611	296	147	22	155		—		1,231
Noninterest income:
Commercial banking revenue	$150	2	—	—	—		—		152
Service charges on deposits	91	61	—	—	—		—		152
Wealth and asset management revenue	—	53	—	140	—		(46)	(a)	147
Card and processing revenue	17	82	—	1	2		—		102
Mortgage banking net revenue	—	3	82	1	—		—		86
Leasing business revenue	78	—	—	—	—		—		78
Other noninterest income(b)	24	28	2	1	65		—		120
Securities (losses) gains, net	2	—	—	—	(3)		—		(1)
Securities losses, net – non-qualifying hedges on MSRs	—	—	—	—	—		—		—
Total noninterest income	$362	229	84	143	64		(46)		836
Noninterest expense:
Compensation and benefits	$138	160	61	48	220		—		627
Technology and communications	5	1	3	—	89		—		98
Net occupancy expense(c)	8	48	2	4	17		—		79
Equipment expense	7	9	—	—	18		—		34
Leasing business expense	33	—	—	—	—		—		33
Marketing expense	1	10	1	1	16		—		29
Card and processing expense	2	18	—	—	(1)		—		19
Other noninterest expense	212	217	91	81	(302)		(46)		253
Total noninterest expense	$406	463	158	134	57		(46)		1,172
Income before income taxes	$567	62	73	31	162		—		895
Applicable income tax expense	110	14	15	7	45		—		191
Net income	$457	48	58	24	117		—		704
Total goodwill	$1,981	2,302	—	231	—		—		4,514
Total assets	$70,346	88,732	33,438	11,272	3,943	(d)	—		207,731
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $3 for branches and land recorded in Branch Banking. For more information, refer to Note 7 and Note 22.
(c)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$432	355	98	28	257		—		1,170
(Benefit from) provision for credit losses	337	68	2	—	(422)		—		(15)
Net interest income after (benefit from) provision for credit losses	$95	287	96	28	679		—		1,185
Noninterest income:
Commercial banking revenue	$125	1	—	—	(1)		—		125
Service charges on deposits	91	53	—	—	—		—		144
Wealth and asset management revenue	1	44	—	126	—		(39)	(a)	132
Card and processing revenue	13	76	—	—	3		—		92
Mortgage banking net revenue	—	2	72	2	—		—		76
Leasing business revenue	77	—	—	—	—		—		77
Other noninterest income(b)	11	16	2	4	(7)		—		26
Securities gains, net	—	—	—	—	51		—		51
Securities losses, net – non-qualifying hedges on MSRs	—	—	(1)	—	—		—		(1)
Total noninterest income	$318	192	73	132	46		(39)		722
Noninterest expense:
Compensation and benefits	$127	162	57	54	237		—		637
Technology and communications	3	1	2	—	83		—		89
Net occupancy expense(c)	8	44	2	3	33		—		90
Equipment expense	6	10	—	—	17		—		33
Leasing business expense	35	—	—	—	—		—		35
Marketing expense	2	6	1	—	14		—		23
Card and processing expense	2	28	—	—	(1)		—		29
Other noninterest expense	228	209	75	76	(324)		(39)		225
Total noninterest expense	$411	460	137	133	59		(39)		1,161
Income before income taxes	$2	19	32	27	666		—		746
Applicable income tax expense (benefit)	(10)	4	7	6	158		—		165
Net income	$12	15	25	21	508		—		581
Total goodwill	$1,961	2,047	—	253	—		—		4,261
Total assets	$72,025	77,018	27,869	11,520	13,564	(d)	—		201,996
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $7 and $4 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 22.
(c)Includes impairment losses and termination charges of $1 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(d)Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the results of operations and assets by business segment for the nine months ended:

September 30, 2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,110		905	415	64	1,080		—		3,574
(Benefit from) provision for credit losses	(470)		79	7	(1)	55		—		(330)
Net interest income after (benefit from) provision for credit losses	$1,580		826	408	65	1,025		—		3,904
Noninterest income:
Commercial banking revenue	$457		7	—	1	—		—		465
Service charges on deposits	273		172	—	—	—		—		445
Wealth and asset management revenue	2		154	—	414	—		(134)	(a)	436
Card and processing revenue	45		244	—	2	7		—		298
Mortgage banking net revenue	—		8	225	2	—		—		235
Leasing business revenue	226	(c)	—	—	—	—		—		226
Other noninterest income(b)	66		73	6	3	63		—		211
Securities gains, net	8		—	—	—	4		—		12
Securities losses, net – non-qualifying hedges on MSRs	—		—	(2)	—	—		—		(2)
Total noninterest income	$1,077		658	229	422	74		(134)		2,326
Noninterest expense:
Compensation and benefits	$431		488	189	151	712		—		1,971
Technology and communications	12		4	8	1	260		—		285
Net occupancy expense(d)	25		144	8	11	47		—		235
Equipment expense	19		28	—	—	55		—		102
Leasing business expense	102		—	—	—	—		—		102
Marketing expense	4		24	2	1	41		—		72
Card and processing expense	5		68	—	—	(3)		—		70
Other noninterest expense	627		647	276	236	(948)		(134)		704
Total noninterest expense	$1,225		1,403	483	400	164		(134)		3,541
Income before income taxes	$1,432		81	154	87	935		—		2,689
Applicable income tax expense	270		17	33	19	243		—		582
Net income	$1,162		64	121	68	692		—		2,107
Total goodwill	$1,981		2,302	—	231	—		—		4,514
Total assets	$70,346		88,732	33,438	11,272	3,943	(e)	—		207,731
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $6 and $1 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $25 classified as held for sale. For more information, refer to Note 7.

Fifth Third Bancorp and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,512		1,372	279	116	321		—		3,600
Provision for credit losses	839		182	25	—	64		—		1,110
Net interest income after provision for credit losses	$673		1,190	254	116	257		—		2,490
Noninterest income:
Commercial banking revenue	$386		3	—	1	(3)		—		387
Service charges on deposits	253		160	—	1	—		—		414
Wealth and asset management revenue	2		128	—	371	—		(114)	(a)	387
Card and processing revenue	40		209	—	1	10		—		260
Mortgage banking net revenue	—		6	286	3	—		—		295
Leasing business revenue	207	(c)	—	—	—	—		—		207
Other noninterest income(b)	9		49	8	13	(37)		—		42
Securities gains, net	—		—	—	—	48		—		48
Securities gains, net – non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	$897		555	297	390	18		(114)		2,043
Noninterest expense:
Compensation and benefits	$405		491	162	165	688		—		1,911
Technology and communications	10		2	6	1	253		—		272
Net occupancy expense(d)	23		131	7	9	84		—		254
Equipment expense	20		31	—	—	46		—		97
Leasing business expense	103		—	—	—	—		—		103
Marketing expense	5		23	3	2	41		—		74
Card and processing expense	6		86	—	—	(3)		—		89
Other noninterest expense	722		635	204	223	(988)		(114)		682
Total noninterest expense	$1,294		1,399	382	400	121		(114)		3,482
Income before income taxes	$276		346	169	106	154		—		1,051
Applicable income tax expense	27		73	35	22	71		—		228
Net income	$249		273	134	84	83		—		823
Total goodwill	$1,961		2,047	—	253	—		—		4,261
Total assets	$72,025		77,018	27,869	11,520	13,564	(e)	—		201,996
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)Includes impairment charges of $11 and $14 for branches and land recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 22.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 8 and Note 22.
(d)Includes impairment losses and termination charges of $6 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $45 classified as held for sale. For more information, refer to Note 7.

24. Subsequent Events
On October 27, 2021, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp paid $316 million on October 29, 2021 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board-approved 100 million share repurchase program previously announced on June 18, 2019. The Bancorp expects the final settlement of the transaction to occur on or before December 30, 2021.

On November 1, 2021, the Bancorp issued and sold $500 million of fixed rate/floating rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%. The Bancorp entered into interest-rate swaps to convert the fixed-rate period of the notes due in 2027 to a floating-rate, which resulted in an effective interest rate of one-month LIBOR plus 57 bps. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)
Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)
There have been no material changes made during the third quarter of 2021 to any of the risk factors as previously disclosed in the Bancorp’s annual and quarterly reports filed with the SEC.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)
Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2021.

Defaults Upon Senior Securities (Item 3)
None.

Mine Safety Disclosures (Item 4)
Not applicable.

Other Information (Item 5)
None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2020.
10.1	Supplemental Confirmations each dated July 23, 2021, to Master Confirmation dated August 7, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A.*
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Selected portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 5, 2021

/s/ James C. Leonard
James C. Leonard
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)