Form 10-K
period 2021-12-31
FIFTH THIRD BANCORP
filed 2022-02-25
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒
There were 683,679,363 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2022. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $23,662,337,082 as of June 30, 2021.
17 Fifth Third Bancorp

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (the “SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. Sections of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Only those sections of this 2021 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2021. No other information contained in this 2021 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the registrant’s Form 10-K.

10-K CROSS REFERENCE INDEX

18 Fifth Third Bancorp

FORWARD-LOOKING STATEMENTS
This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are forward-looking statements. These statements relate to our financial condition, results of operations, plans, objectives, future performance, capital actions or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in the Risk Factors section in Item 1A in this Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We undertake no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this document. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) effects of the global COVID-19 pandemic; (2) deteriorating credit quality; (3) loan concentration by location or industry of borrowers or collateral; (4) problems encountered by other financial institutions; (5) inadequate sources of funding or liquidity; (6) unfavorable actions of rating agencies; (7) inability to maintain or grow deposits; (8) limitations on the ability to receive dividends from subsidiaries; (9) cyber-security risks; (10) Fifth Third’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; (11) failures by third-party service providers; (12) inability to manage strategic initiatives and/or organizational changes; (13) inability to implement technology system enhancements; (14) failure of internal controls and other risk management systems; (15) losses related to fraud, theft, misappropriation or violence; (16) inability to attract and retain skilled personnel; (17) adverse impacts of government regulation; (18) governmental or regulatory changes or other actions; (19) failures to meet applicable capital requirements; (20) regulatory objections to Fifth Third’s capital plan; (21) regulation of Fifth Third’s derivatives activities; (22) deposit insurance premiums; (23) assessments for the orderly liquidation fund; (24) replacement of LIBOR; (25) weakness in the national or local economies; (26) global political and economic uncertainty or negative actions; (27) changes in interest rates; (28) changes and trends in capital markets; (29) fluctuation of Fifth Third’s stock price; (30) volatility in mortgage banking revenue; (31) litigation, investigations, and enforcement proceedings by governmental authorities; (32) breaches of contractual covenants, representations and warranties; (33) competition and changes in the financial services industry; (34) changing retail distribution strategies, customer preferences and behavior; (35) difficulties in identifying, acquiring or integrating suitable strategic partnerships, investments or acquisitions; (36) potential dilution from future acquisitions; (37) loss of income and/or difficulties encountered in the sale and separation of businesses, investments or other assets; (38) results of investments or acquired entities; (39) changes in accounting standards or interpretation or declines in the value of Fifth Third’s goodwill or other intangible assets; (40) inaccuracies or other failures from the use of models; (41) effects of critical accounting policies and judgments or the use of inaccurate estimates; (42) weather-related events, other natural disasters, or health emergencies (including pandemics); (43) the impact of reputational risk created by these or other developments on such matters as business generation and retention, funding and liquidity; (44) changes in law or requirements imposed by Fifth Third’s regulators impacting our capital actions, including dividend payments and stock repurchases; and (45) Fifth Third’s ability to meet its sustainability targets, goals and commitments. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as may be required by law, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The information contained herein is intended to be reviewed in its totality, and any stipulations, conditions or provisos that apply to a given piece of information in one part of this report should be read as applying mutatis mutandis to every other instance of such information appearing herein.
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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio and is the indirect holding company of Fifth Third Bank, National Association (the “Bank”). As of December 31, 2021, Fifth Third had $211 billion in assets and operates 1,117 full-service Banking Centers and 2,322 Fifth Third branded ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp operates four main businesses: Commercial Banking, Branch Banking, Consumer Lending and Wealth & Asset Management. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2021, had $554 billion in assets under care, of which it managed $65 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed on the Bancorp’s Investor Relations website at ir.53.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10-K. Website references in this Annual Report are merely textual references. Fifth Third’s common stock is traded on the NASDAQ® Global Select Market under the symbol “FITB.”

The Bancorp’s subsidiaries provide a wide range of financial products and services to the commercial, financial, retail, governmental, educational, energy and healthcare sectors. This includes a variety of checking, savings and money market accounts, wealth management solutions, payments and commerce solutions, insurance services and credit products such as commercial loans and leases, mortgage loans, credit cards, installment loans and auto loans. These products and services are delivered through a variety of channels including the Bancorp’s banking centers, other offices, telephone sales, the internet and mobile applications. The Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund (the “DIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of February 15, 2022.

Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Financial Information
The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and annual proxy statement, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statement and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s Investor Relations website at ir.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

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

Human Capital Resources
The Bancorp’s human capital programs are designed to attract, develop and retain a workforce that reflects the communities it serves. At December 31, 2021, the Bancorp had 19,112 full-time equivalent employees, compared to 19,872 at December 31, 2020. These employees support Fifth Third’s Vision to be the One Bank people most value and trust by upholding its four Core Values: Be Respectful & Inclusive, Take Accountability, Work as One Bank and Act with Integrity.

In 2021, the Bancorp continued to face a rapidly changing work environment and workforce, complicated by the ongoing pandemic. The Human Capital division responded proactively and kept employee health and wellness, flexibility, and inclusion and diversity at the forefront of its strategic actions and decisions.

20 Fifth Third Bancorp

Equity, Equality, and Inclusion
Fifth Third believes that inclusion and diversity are essential to living its Core Values, serving its customers, delivering financial performance and being recognized as a leader in building an engaging workplace, a strong supplier base and vibrant communities. As of December 31, 2021, the Bancorp’s employees were approximately 59% female and approximately 27% persons of color: 73% White, 13% Black/African American, 7% Hispanic/Latino, 5% Asian, and 2% Other.

In 2020, the Bancorp outlined Six Bold Goals to support our vision of inclusion and diversity throughout our workforce and among our suppliers. The Bancorp continues to make progress toward these goals that it plans to achieve by 2025:

•Complete Unconscious Bias Awareness training for 100% of employees
•Ensure the diversity of the Bancorp’s workforce matches the markets it serves
•Grow leadership positions at each management level for women and persons of color
•Create a work environment where there is no disparity in race or gender
•Advance the Bancorp as a leader in diversity and inclusion
•Achieve and sustain a 10% supplier diversity spend

To support its commitment, the Bancorp has invested in the ongoing growth and expansion of its employee Business Resource Groups (“BRGs”). Since 2018, these efforts have resulted in a 20% increase in employee participation and engagement in our BRGs. These groups: African American, Asian & Pacific Islander, Individuals with Disabilities, Latino, LGBTQ+, Military, Women’s and Young Professionals, support the Bancorp’s three BRG Pillars; to drive business innovation, community volunteerism and provide an environment that supports employee engagement and networking.

The Bancorp has continued its efforts to accelerate racial equality, equity and inclusion guided by its Executive Diversity Leadership Council and has developed dashboards to monitor, measure and drive a culture of inclusion. These efforts support the Bancorp’s goals to be differentiated in the marketplace and recognized as an employer of choice.

Engagement and Development
Fifth Third believes that an engaged workforce is one of its most valuable assets in sustaining its success. Through a continuous listening strategy, the Bancorp takes a holistic approach to collecting, measuring and responding to employee feedback and assessing engagement. Feedback is collected through a variety of methods, including the Employee Viewpoints Survey which includes questions around engagement, inclusion, customer experience and the Bancorp’s culture. The Bancorp engages with its employees at critical points during their careers and during times of change in the business environment.

Each year, the Bancorp requires all employees and contingent/contract workers to complete a series of courses related to risk and compliance on topics that support strong risk management behaviors and accountability. In addition, the Bancorp’s learning and development strategy delivers personalized and accessible experiences that fuel career growth and help retain talent. Employees completed over 765,000 training hours in 2021.

Total Rewards – Compensation and Benefits
The Bancorp is committed to providing competitive compensation programs that attract and retain top talent to drive our business strategy, effectively manage risk within incentive programs designed to pay for performance, consider applicable regulatory expectations with attention to our corporate values and behavioral expectations, and align with the creation of long-term shareholder value.

The Bancorp continuously analyzes its compensation programs and practices to help ensure that all employees have an equal opportunity to maximize their potential. The Bancorp continues to honor a footprint-wide ban on salary history, which means that the Bancorp does not ask for a candidate’s current salary to use as a factor in determining an employment offer.

The Bancorp offers a holistic suite of benefits that demonstrates its commitment to its employees’ physical, financial and personal health and well-being. In addition to traditional benefit offerings, the Bancorp offers a 401(k) retirement program that pays a match up to 7% of an employee’s eligible compensation, parental bonding leave, an enhanced military leave policy and services that assist employees in maintaining a healthy work-life balance.

Recruitment and Retention
A combination of competitive compensation, best-in-class benefits, innovative programs that foster work-life balance, flexible work options, financial rewards for physical and financial wellness activities and the Bancorp’s reputation for being a business and community leader forms an attractive value proposition for current and prospective employees. The Bancorp’s diversity recruiting outreach strategy enables it to build strong relationships with a qualified and diverse applicant pool that reflects the demographics of its markets through a focus on women, minority and LGBTQ+ populations, along with individuals with disabilities and veterans.

Consistent with external trends, the Bancorp experienced increased attrition in 2021 (21.2%). To provide stability and support to its employees’ needs outside of work, the Bancorp updated its time away policies, provided additional vacation time in 2021 and offered back-up family care. Several retention actions have been executed in alignment with the Bancorp’s compensation philosophy, including special bonus programs implemented for certain roles. The Bancorp has also had an $18 per hour minimum wage since 2019.

21 Fifth Third Bancorp

Human Capital Response to COVID-19 Pandemic
The Bancorp’s continued response to the pandemic aimed to address the concerns and needs of its employees, customers and communities while showing the dedication and resilience of its workforce. In 2021, Fifth Third was recognized as the #1 Bank in COVID-19 response. Employee-focused highlights included:

•Awarded 7,500+ eligible front-line employees with a special COVID staffing bonus
•Delivered ongoing COVID-19 education and communication
•Offered on-site vaccinations in high density areas
•Provided paid time off for getting vaccinations and boosters
•Expanded back-up family care support for employees
•Continued offering non-worked paid time off and additional sick time

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

Regulation and Supervision
In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and the Bank are subject to extensive regulation and supervision under federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and the Bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bank and the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, the maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the protection of shareholders or debtholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and legislation modifying Dodd-Frank, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“EGRRCPA”), will continue to impact the Bancorp and the Bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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
22 Fifth Third Bancorp

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
23 Fifth Third Bancorp

the Bancorp complying with the automatic restrictions on capital distributions under the FRBs capital rules (“CCAR”) process discussed below (see Regulatory Capital Requirements below).

In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including the Bancorp, were not permitted to make share repurchases, subject to certain limited exceptions, during the third and fourth quarters of 2020, but were permitted to make dividend payments subject to limits based on the amount of dividends paid in the second quarter and the firm’s average net income for the four preceding quarters. The FRB extended these restrictions into the first and second quarters of 2021, with certain modifications to permit a limited amount of share repurchases. During the first and second quarters of 2021, provided that a BHC did not increase its common stock dividends higher than the level paid in the second quarter of 2020, BHCs, including the Bancorp, were permitted to pay common dividends and make share repurchases that, in the aggregate, did not exceed an amount equal to the average of the firm’s net income for the four preceding calendar quarters. BHCs could also make additional share repurchases up to the amount of share issuances related to expensed employee compensation. In June 2021, the FRB lifted the COVID-19 pandemic induced capital distribution limitations and authorized the Bancorp, beginning July 1, 2021, to make capital distributions that are consistent with the requirements in the Board’s capital plan rule, inclusive of the Bancorp’s stress capital buffer requirement.

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

The FDIC has required that large insured depository institutions, defined as those insured depository institutions with 2 million or more deposit accounts, including the Bank, enhance their deposit account record keeping and related information technology system capabilities to facilitate prompt payment of insured deposits if such an institution were to fail. The FDIC established an initial compliance date of April 1, 2020 while granting institutions an optional extension of the compliance date for up to one year, to a date no later than April 1, 2021. The Bank elected to utilize the optional extension of the compliance date and issued its Certification of Compliance to the FDIC on March 26, 2021.

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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
24 Fifth Third Bancorp

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

The OCC finalized revised CRA rules in June 2020, with compliance required by January 1, 2023. However, effective January 1, 2022, the OCC rescinded those rules, reverting to the 1995 CRA rules, as amended, which are also the operative rules in place for FRB- and FDIC-regulated banks. In July 2021, the OCC, FRB, and FDIC issued an interagency statement announcing a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. These revisions have not yet been proposed, but may affect the Bank’s CRA compliance obligations in the future.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to certain risk-based capital and leverage ratio requirements under the capital adequacy rules (the “Final Capital Rules”) adopted by the FRB, for the Bancorp, and by the OCC, for the Bank. These quantitative calculations are minimums, and the FRB and OCC may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Bancorp’s operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bancorp’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. Under the Final Capital Rules, the Bancorp’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets pursuant to the federal banking agencies’ Standardized Approach to risk-weighting of assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Bancorp and the Bank:
•Common Equity Tier 1 (“CET1”) Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income (“AOCI”). In the first quarter of 2015, under the Final Capital Rules, the Bancorp made a one-time election to exclude certain AOCI components, with the result that those components are not recognized in the Bancorp’s CET1. In July 2019, the FDIC, the FRB and the OCC issued final rules for institutions that do not apply advanced approaches to regulatory capital, including the Bancorp and the Bank. These rules simplified the capital treatment of certain items (including mortgage servicing assets, deferred tax assets and investments in the capital of unconsolidated financial institutions) and simplified the recognition and calculation of minority interests that are includable in regulatory capital. The advanced approaches to regulatory capital are generally required for large, internationally active banking organizations including those designated as global systemically important bank holding companies and those with total assets or cross-jurisdictional activity in excess of certain thresholds. Banking organizations were required to adopt these changes by April 1, 2020.
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
•Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).

In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. An institution's eligible retained income, when considered in conjunction with capital ratios and the stress capital buffer, provides limitations on capital distributions (including dividends and share repurchases) and certain executive compensation arrangements for the quarter following the calculation. As of December 31, 2021, the Bancorp was permitted to use 100% of its eligible retained income for these purposes in the first quarter of 2022. This definition applies with respect to all of the Bancorp’s capital requirements. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of ASU 2016-13 (“CECL”) on retained earnings over a period of three years. As part of their response to the COVID-19 pandemic, the U.S. federal banking agencies issued another final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the
25 Fifth Third Bancorp

option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was then fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

The Final Capital Rules also require banking organizations to maintain a stress capital buffer to avoid becoming subject to certain limitations on capital distributions and discretionary bonuses to executive officers (see Stress Buffer Requirements below). For more information related to the capital conservation buffer and stress capital buffer, refer to Note 29 of the Notes to Consolidated Financial Statements.

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The FRB has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the Final Capital Rules. For purposes of the FRB’s Regulation Y, including determining whether a BHC meets the requirements to be an FHC, BHCs, such as the Bancorp, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater. If the FRB were to apply the same or a very similar well-capitalized standard to BHCs as that applicable to the Bank, the Bancorp’s capital ratios as of December 31, 2021, would exceed such revised well-capitalized standard. The FRB may require BHCs, including the Bancorp, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile, and growth plans.

The following table presents the minimum regulatory capital ratios, minimum ratio plus stress capital buffer, and well-capitalized minimums compared with the Bancorp’s and the Bank’s regulatory capital ratios as of December 31, 2021, calculated using the regulatory capital methodology applicable during 2021:

Regulatory Capital Ratios:
	Minimum Regulatory Capital Ratio	Minimum Ratio + Stress Capital Buffer(a)	Well-Capitalized Minimums(b)	Actual at December 31, 2021
CET1 risk-based capital ratio:
Fifth Third Bancorp	4.50%	7.00	N/A	9.54
Fifth Third Bank, National Association	4.50	7.00	6.50	10.90
Tier 1 risk-based capital ratio:
Fifth Third Bancorp	6.00	8.50	6.00	10.91
Fifth Third Bank, National Association	6.00	8.50	8.00	10.90
Total risk-based capital ratio:
Fifth Third Bancorp	8.00	10.50	10.00	13.42
Fifth Third Bank, National Association	8.00	10.50	10.00	12.33
Leverage ratio:
Fifth Third Bancorp	4.00	N/A	N/A	8.27
Fifth Third Bank, National Association	4.00	N/A	5.00	8.29
(a)Reflects the stress capital buffer of 2.5% applicable during 2021.
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
26 Fifth Third Bancorp

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

Stress Buffer Requirements
In March 2020, the FRB issued a final rule amending regulatory capital rules, capital plan rules and stress test rules. Under the final rule, the capital conservation buffer was replaced with a stress capital buffer requirement. During each supervisory stress testing cycle, the FRB will use the Bancorp’s supervisory stress test to determine its stress capital buffer, subject to a floor of 2.5%. Similar to the capital conservation buffer, the Bancorp must maintain capital ratios above the sum of its minimum risk-based capital ratios and the stress capital buffer to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The final rule is applicable to BHCs with $100 billion or more in total consolidated assets and was effective on October 1, 2020. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed on June 24, 2021.

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
27 Fifth Third Bancorp

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

28 Fifth Third Bancorp

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
29 Fifth Third Bancorp

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
30 Fifth Third Bancorp

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

RISK FACTORS SUMMARY

The following is a summary of the Risk Factors disclosure in this Item 1A:

CREDIT RISKS

•Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.
•Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.
•Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.

LIQUIDITY RISKS

•Fifth Third must maintain adequate sources of funding and liquidity.
•Fifth Third and/or the holders of its securities could be adversely affected by unfavorable ratings from rating agencies.
•If Fifth Third is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
•The Bancorp’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

OPERATIONAL RISKS

•Fifth Third is exposed to cyber security risks that create both operational and reputational risk for the Bank and its customers across all lines of business.
•Fifth Third relies on its systems and certain third-party service providers and certain failures (including those driven by climate-related weather events) could materially adversely affect operations.
•Fifth Third may not be able to effectively manage organizational changes and implement key initiatives in a timely fashion, or at all, due to competing priorities which could adversely affect its business, results of operations, financial condition and reputation.
•Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.
•Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.
•Fifth Third may experience losses related to fraud, theft or violence.
•Fifth Third could suffer if it fails to attract and retain skilled personnel.
•Fifth Third may experience operational disruption from the effects of climate change.

LEGAL AND REGULATORY COMPLIANCE RISKS

•Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and litigation, regulatory or other enforcement proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.
•Fifth Third may be required to repurchase residential mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.
•Fifth Third is subject to extensive governmental regulation which could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.
•Fifth Third could suffer from unauthorized use of intellectual property.
•Fifth Third is subject to various regulatory requirements that may limit its operations and potential growth.
•Fifth Third could face serious negative consequences if its third-party service providers, business partners or investments fail to comply with applicable laws, rules or regulations.
•As a regulated entity, the Bancorp is subject to certain capital requirements that may limit its operations, potential growth and ability to pay or increase dividends on its common stock or to repurchase its capital stock.
•Regulation of Fifth Third by the Commodity Futures Trading Commission (“CFTC”) imposes additional operational and compliance costs.
•Deposit insurance premiums levied against the Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.
31 Fifth Third Bancorp

•If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, Fifth Third could face assessments for the Orderly Liquidation Fund.

MARKET RISKS: INTEREST RATE RISKS AND PRICE RISKS

•The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.
•Weakness in the U.S. economy, including within Fifth Third’s geographic footprint, has adversely affected Fifth Third in the past and may adversely affect Fifth Third in the future.
•Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
•Changes in interest rates could affect Fifth Third’s income and cash flows.
•Changes and trends in the capital markets may affect Fifth Third’s income and cash flows.
•Fifth Third’s stock price is volatile.
•Fifth Third’s mortgage banking net revenue can be volatile from quarter to quarter.

STRATEGIC RISKS

•If Fifth Third does not respond to intense competition and rapid changes in the financial services industry or otherwise adapt to changing customer preferences, its financial performance may suffer.
•Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel.
•Difficulties in identifying suitable opportunities or combining the operations of acquired entities or assets with Fifth Third’s own operations or assessing the effectiveness of businesses in which Fifth Third makes strategic investments or with which Fifth Third enters into strategic contractual relationships may prevent Fifth Third from achieving the expected benefits from these acquisitions, investments or relationships.
•Future acquisitions may dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.
•Fifth Third may sell or consider selling one or more of its businesses or investments. Should it determine to sell such a business or investment, it may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses or investments, the loss of income could have an adverse effect on its earnings and future growth.

REPUTATION RISKS

•Damage to Fifth Third’s reputation could harm its business.
•Fifth Third is subject to environmental, social and governance (“ESG”) risks that could adversely affect its reputation, the trading price of its common stock and/or its business, operations, and earnings.

GENERAL BUSINESS RISKS

•Changes in accounting standards or interpretations could impact Fifth Third’s reported earnings and financial condition.
•Fifth Third uses models for business planning purposes that may not adequately predict future results.
•The preparation of financial statements requires Fifth Third to make subjective determinations and use estimates that may vary from actual results and materially impact its results of operations or financial position.
•Global climate change, other natural disasters, or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
•Societal responses to climate change could adversely affect Fifth Third’s business and performance, including indirectly through impacts on Fifth Third’s customers.
•Potential noncompliance with evolving federal and state laws governing cannabis-related businesses (“CRBs”) could subject Fifth Third to liabilities.
•The COVID-19 pandemic creates significant risks and uncertainties for Fifth Third’s business.

32 Fifth Third Bancorp

CREDIT RISKS

Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.
When Fifth Third lends money or commits to lend money, the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans, leases, credit cards, derivative obligations, or other credit obligations. The performance of these credit portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their credit obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses expected to be incurred in the credit portfolios including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. Such determination requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that may impair the ability of borrowers to repay their loans.

Fifth Third may underestimate the credit losses expected to be incurred in its portfolios and have credit losses in excess of the amount reserved. Fifth Third may increase the reserve because of changing economic or market conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior or changing protections in credit agreements. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover expected losses at December 31, 2021; however, there is no assurance that they will be sufficient to cover future credit losses associated with exposures existing at December 31, 2021, especially if housing and employment conditions decline. In the event of significant deterioration in economic or market conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

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
Fifth Third’s credit risk and credit losses can increase if its loans are concentrated among borrowers engaged in the same or similar activities, industries or geographies or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions such as those most impacted by the COVID-19 pandemic. Deterioration in economic conditions, housing conditions or commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Fifth Third has significant exposure to businesses in certain economic sectors such as manufacturing, real estate, financial services, insurance and healthcare, and weaknesses in those businesses may adversely impact Fifth Third’s business, results of operations or financial condition. Additionally, Fifth Third has a substantial portfolio of commercial and residential real estate loans and weaknesses in residential or commercial real estate markets may adversely impact Fifth Third’s business, results of operations or financial condition.

The COVID-19 pandemic has caused certain industries to experience increased stress. These include consumer-driven industries that require gathering or congregation such as leisure and recreation (including casinos, restaurants, sports, fitness, hotels and other industries), non-essential retail and leisure travel (primarily including airlines and cruise lines). Certain segments of the healthcare industry (including skilled nursing, physician offices and surgery/outpatient centers) have also been impacted by the pandemic given delays and restrictions on in-person visits and elective procedures. Many affected businesses that have reopened are experiencing increased costs and labor shortages, which create wide-ranging effects on several industries.

Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.
Fifth Third has exposure to counterparties in the financial services industry and other industries and routinely executes transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of Fifth Third’s transactions with other financial institutions expose Fifth Third to credit risk in the event of default of a counterparty or client. In addition, Fifth Third’s credit risk may be affected when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

33 Fifth Third Bancorp

LIQUIDITY RISKS

Fifth Third must maintain adequate sources of funding and liquidity.
Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans it makes and the operation of its business. Core deposits, which include transaction deposits and certificates of deposit $250,000 or less, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 79% of average total assets for the year ending December 31, 2021). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets, the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in money and capital markets.

Fifth Third’s liquidity and ability to fund and operate its business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general similar to what occurred during the financial crisis in 2008 and early 2009, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms.

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include:
•a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally, which also may result in a loss of customer deposits and/or negatively affect Fifth Third’s ability to access the capital markets;
•the loss of customer deposits due to competition from other banks or due to alternative investments;
•inability to sell or securitize loans or other assets;
•increased collateral requirements;
•increased regulatory requirements;
•reductions in one or more of Fifth Third’s credit ratings; and
•increased utilization of revolving lines of credit by customers.

A reduction in Fifth Third’s credit rating could adversely affect its ability to borrow funds, including by raising the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control such as what occurred during the financial crisis. There can be no assurance that significant disruption and volatility in the financial markets will not occur again in the future.

Regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. The application of certain of these regulations to banking organizations, such as Fifth Third, have been modified, including in connection with the implementation of the Tailoring Rules in the EGRRCPA.

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, Fifth Third’s liquidity, operating margins and financial results and condition may be materially adversely affected. Fifth Third may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.

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

34 Fifth Third Bancorp

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
Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. The ability of Fifth Third Bancorp’s subsidiaries to pay dividends or make other payments or distributions depends on their respective operating results and may be restricted by, among other things, regulatory constraints, prevailing economic conditions (including interest rates), and financial, business and other factors, many of which are beyond the control of Fifth Third Bancorp. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay to the Bancorp. Regulatory scrutiny of liquidity and capital levels at bank holding companies and insured depository institutions has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent bank holding companies. In addition, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Regulatory limitations on the Bancorp’s ability to receive dividends from its subsidiaries, economic conditions and other financial or business factors could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt and to engage in share repurchases. For further information, refer to Regulation and Supervision in Item 1 of this Annual Report on Form 10-K and Note 3 of the Notes to Consolidated Financial Statements.

OPERATIONAL RISKS

Fifth Third is exposed to cyber security risks that create both operational and reputational risk for the Bank and its customers across all lines of business.
In today’s digital world, more and more of Fifth Third’s business is conducted primarily via digital and mobile technology and information management systems. This includes the use of cloud computing, digital applications and third-party providers that host and store sensitive employee and customer information. Failures, interruptions of service or breaches in the security of these environments occur across the financial services industry with some frequency and, if a material event of this nature occurred at Fifth Third or one of its third-party providers, this could result in disruptions to Fifth Third’s accounting, deposit, lending and other systems, and adversely affect its customer relationships. While Fifth Third heavily invests in information security, technical resiliency, business continuity and disaster recovery planning, and has policies and procedures designed to detect, limit, and prevent the impact of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be remediated in such a way to eliminate the risk.

There will always be efforts on the part of threat actors to breach information security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Despite Fifth Third’s efforts to prevent a cyber-attack, a successful cyber-attack could persist for an extended period of time before being detected, and, following detection, it could take considerable time for Fifth Third to obtain full and reliable information about the cyber security incident and the extent, amount and type of information compromised. During the course of an investigation, Fifth Third may not necessarily know the full effects of the incident or how to remediate it, and actions and decisions that are taken or made in an effort to mitigate risk may further increase the costs and other negative consequences of the incident. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies and “ransom” attacks where hackers have requested payments in exchange for not disclosing customer information. The unintentional or willful acts or omissions of employees also remains the primary avenue through which threat actors attempt to gain access to company networks, information systems and data.

35 Fifth Third Bancorp

An emerging risk is the use of third- and fourth-party providers to host critical data and platforms for Fifth Third, or in some cases provide IT services to Fifth Third domestically and internationally. Fifth Third must make investments in its ability to oversee third- and fourth-party providers and its failure to do so could result in customer losses, operational issues, litigation, regulatory actions and reputational loss. Industry trends are moving more to cloud providers, Software as a Service partners and hosted platforms that traditionally resided inside Fifth Third’s firewall and data centers. These emerging risks are further heightened through the increasing use of near real-time money movement solutions such as Zelle, and increase the difficulty to detect, prevent and recover fraudulent transactions. These emerging risks are increasing the costs of Fifth Third’s investment in technology and cyber security and require further investment in cyber-related and data loss event insurance which Fifth Third has in place. Though Fifth Third has insurance against some cyber security risks and attacks, it may not be sufficient to offset the impact of a material loss event. Future investment in these areas could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss.

Fifth Third relies on its systems and certain third-party service providers and certain failures (including those driven by climate-related weather events) could materially adversely affect operations.
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

A security breach in these systems or the loss or corruption of confidential information such as business results, transaction records and related information could adversely impact Fifth Third’s ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities, significant reputational harm and the loss of customer confidence in Fifth Third. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, account balances or other information could result in losses by Fifth Third's customers, litigation, regulatory sanctions, lost customers and revenue, increased costs and significant reputational harm.

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

Third-party service providers with which the Bancorp does business both domestically and offshore, as well as vendors and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third-party service providers, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s or such vendors’ or other third parties’ possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by threat actors. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer components or servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. While the Bancorp believes that its current business continuity plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients.

Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to reputational harm, litigation, regulatory fines or penalties or losses not covered by insurance. The Bancorp could also be adversely affected if it loses access to information or services from a third-party service provider as a result of a security breach or system or operational failure, or disruption affecting the third-party service provider. Fifth Third’s insurance may be inadequate to compensate for failures by, or affecting, third-party service providers upon which Fifth Third relies.

36 Fifth Third Bancorp

Fifth Third may not be able to effectively manage organizational changes and implement key initiatives in a timely fashion, or at all, due to competing priorities which could adversely affect its business, results of operations, financial condition and reputation.
Fifth Third is subject to rapid changes in technology, regulation and product innovation, and faces intense competition for customers, sources of revenue, capital, services, qualified employees and other essential business resources. In order to meet these challenges, Fifth Third is or may be engaged in numerous critical strategic initiatives at the same time. Accomplishing these initiatives may be complex, time intensive and require significant financial, technological, management and other resources. These initiatives may consume management’s attention and may compete for limited resources. In addition, organizational changes may need to be implemented throughout Fifth Third as a result of the new products, services, partnerships and processes that arise from the execution of these various strategic initiatives. Fifth Third may have difficulty managing these organizational changes and executing these initiatives effectively in a timely fashion, or at all. Fifth Third’s failure to do so could expose it to litigation or regulatory action and may damage Fifth Third’s business, results of operations, financial condition and reputation.

Fifth Third may not be able to successfully implement future information technology system enhancements, which could adversely affect Fifth Third’s business operations and profitability.
Fifth Third invests significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level for ongoing product development and process re-engineering. Fifth Third may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and result in reputational harm and have other negative effects. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact Fifth Third’s financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, Fifth Third may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time. A failure to maintain or enhance Fifth Third’s competitive position with respect to technology, whether because of a failure to anticipate client expectations or other necessary changes, a failure in the performance of technological developments or an untimely roll out of developments, may cause Fifth Third to lose market share or incur additional expense.

Fifth Third’s framework for managing risks may not be effective in mitigating its risk and loss.
Fifth Third’s risk management framework seeks to mitigate risk and loss. Fifth Third has established processes and procedures intended to identify, measure, monitor, report and manage the types of risk to which it is subject, including liquidity risk, credit risk, interest rate risk, price risk, legal and regulatory compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Fifth Third also considers the physical and transition risks arising from climate change to be transverse risk drivers that impact all of these material risks and have therefore integrated climate change considerations into its risk management framework. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in Fifth Third’s internal controls could have a significant negative impact not only on its earnings, but also on the perception that customers, regulators and investors may have of Fifth Third. Fifth Third continues to devote a significant amount of effort, time and resources to improving its controls and ensuring compliance with complex regulations.

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
Fifth Third has experienced, and may experience again in the future, losses incurred due to customer or employee fraud, theft or physical violence. Additionally, physical violence may negatively affect Fifth Third’s key personnel, facilities or systems. These losses may be material and negatively affect Fifth Third’s results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The industry fraud threat continues to evolve, including but not limited to, card fraud, check fraud, electronic fraud, wire fraud, social engineering and phishing attacks for identity theft and account takeover. Nationally, reported incidents of fraud and other financial crimes have increased. Increased use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases Fifth Third’s security risks. Fifth Third continues to invest in fraud prevention in the forms of people and systems designed to prevent, detect and mitigate the customer and financial impacts.

Fifth Third could suffer if it fails to attract and retain skilled personnel.
Fifth Third’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that Fifth Third serves is intense, which may increase Fifth Third’s expenses and may result in Fifth Third not being
37 Fifth Third Bancorp

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

Fifth Third may experience operational disruption from the effects of climate change.
Fifth Third faces operational risk from climate change as an increase in severe weather may cause closures, damage to infrastructure, or damage to Fifth Third’s physical locations that may disrupt the physical operation of the Bancorp. These interruptions may impair Fifth Third’s ability to operate and may interfere with its ability to carry out business and serve clients and customers.

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

For further information on specific legal and regulatory proceedings, refer to Note 19 of the Notes to Consolidated Financial Statements.

Fifth Third may be required to repurchase residential mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.
Fifth Third sells residential mortgage loans to various parties, including government-sponsored enterprises (“GSE”) and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer, for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a specified
38 Fifth Third Bancorp

period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. As a result, Fifth Third has established reserves in its consolidated financial statements for probable losses related to the residential mortgage loans it has sold. If economic conditions or the housing market deteriorate or future investor repurchase demand and Fifth Third’s success at appealing such repurchase requests differ from expectations, Fifth Third could have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve. Due to uncertainties relating to these factors, there can be no assurance that the reserves Fifth Third establishes will be adequate or that the total amount of losses incurred will not have a material adverse effect on Fifth Third’s financial condition or results of operations.

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

Fifth Third is subject to extensive federal and state regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, borrowers and depositors and are not designed to protect security-holders. In the past decade, the scope of the laws and regulations and the intensity of the supervision to which Fifth Third is subject increased in response to the 2008-2009 financial crisis as well as other factors such as technological and market changes. Compliance with these laws and regulations has resulted in and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on Fifth Third’s results of operations. In addition, if Fifth Third does not appropriately comply with current or future legislation and regulations, especially those that apply to its consumer operations, which has been an area of heightened focus, Fifth Third may be subject to fines, penalties or judgments, or material regulatory restrictions on its businesses, which could adversely affect operations and, in turn, financial results. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in laws or regulations (including tax laws and regulations) or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements.

Fifth Third expects that the Biden Administration will seek to implement a regulatory agenda that is significantly different than that of the Trump Administration. This agenda could include a heightened focus on the risks arising from climate change, consumer protection, Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be hindered by increased antitrust and other regulatory scrutiny. Reform proposals are also expected for the short-term wholesale markets. It is uncertain which, if any, of these policies would be implemented and what their impact would be on Fifth Third.

Fifth Third cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on Fifth Third. Changes in regulation and supervisory and enforcement focus could affect Fifth Third in a substantial way and could have an adverse effect on its business, financial condition and results of operations. Additionally, legislation or regulatory reform could affect the behaviors of third parties that Fifth Third deals within the course of business, such as rating agencies, insurance companies and investors.

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
39 Fifth Third Bancorp

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

Furthermore, regulatory capital requirements may constrain the Bancorp’s ability to return capital to its shareholders. The FRB implemented the stress capital buffer (“SCB”) rule, which was effective for the Bancorp on October 1, 2020, pursuant to which the FRB will use the results of the supervisory stress tests required under the Dodd-Frank Act to determine the size of a large banking institution’s stress capital buffer requirement. The SCB rule replaces the previous 2.5% capital conservation buffer under the Basel III standardized approach. Our initial SCB requirement is 2.5%, for the period from October 1, 2020 to October 1, 2022, based on our 2020 stress testing results, subject to potential adjustments by the FRB. Further changes to applicable capital and liquidity requirements could result in unexpected or new limitations on our ability to pay dividends and engage in share repurchases.

40 Fifth Third Bancorp

In response to the uncertainty caused by the COVID-19 pandemic, certain large BHCs, including the Bancorp, were subject to certain limitations on share repurchases and dividend payments during the third and fourth quarters of 2020 and the first and second quarters of 2021. These restrictions were lifted effective June 30, 2021.

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
LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR.

On March 5, 2021, the FCA and ICE Benchmark Administration, Limited announced that the publication of the one-week and two-month U.S. Dollar (“USD”) LIBOR maturities and non-USD LIBOR maturities would cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the United States, the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. The composition and characteristics of SOFR are not the same as those of LIBOR, and SOFR is fundamentally different from LIBOR for two key reasons: (1) SOFR is a secured rate, while LIBOR is an unsecured rate, and (2) SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. Notably, other countries are introducing their own local-currency-denominated alternative reference rates for short-term lending, such as the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), and the Tokyo Overnight Average Rate (“TONAR”), among others.

41 Fifth Third Bancorp

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and subjects Fifth Third to financial, legal and operational risks. In particular, any such transition could:
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
Fifth Third has been, and will continue to be, impacted by general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which Fifth Third operates, all of which are beyond Fifth Third’s control. Deterioration or continued weakness in any of these conditions could result in a decrease in demand for Fifth Third’s products and services, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. These factors could result in higher delinquencies, greater charge-offs and increased losses in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

Worldwide financial markets have recently experienced periods of extraordinary disruption and volatility, which have been exacerbated by the COVID-19 pandemic, resulting in heightened credit risk, reduced valuation of investments, decreased economic activity, and inflation. Moreover, many companies have experienced reduced liquidity and uncertainty as to their ability to raise capital during such periods of market disruption and volatility. In the event that these conditions recur or result in a prolonged economic downturn, Fifth Third’s results of operations, financial position and/or liquidity could be materially and adversely affected. These market conditions may affect the Bancorp’s ability to access debt and equity capital markets. In addition, as a result of recent financial events, Fifth Third may face increased regulation. Many of the other risk factors discussed in this Risk Factors section identify risks that result from, or are exacerbated by, financial economic downturn. These include risks related to Fifth Third’s investments portfolio, the competitive environment and regulatory developments.

Global and domestic political, social and economic uncertainties and changes may adversely affect Fifth Third.
Global financial markets, including the United States, face political and economic uncertainties that may delay investment and hamper economic activity. International events such as trade disputes, separatist movements, leadership changes and political and military conflicts (such as the escalating military tension between Russia and Ukraine) could adversely affect global financial activity and markets and could negatively affect the U.S. economy. Additionally, the FRB and other major central banks have begun the process of removing or reducing monetary accommodation, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. These potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, could adversely impact Fifth Third’s ability to raise liquidity via money and capital markets, and could negatively impact Fifth Third’s businesses, results of operations and financial condition.

Changes in interest rates could affect Fifth Third’s income and cash flows.
Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates and inflation, could influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding as well as customers’ ability to repay loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on Fifth Third’s financial condition and results of operations. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect
42 Fifth Third Bancorp

Fifth Third, its customers and its shareholders. In addition, in response to the outbreak of the COVID-19 pandemic and its economic consequences, the FRB lowered its target for the federal funds rate to a range of 0% to 0.25%. As a result of the high percentage of Fifth Third’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, this change in interest rates could adversely affect Fifth Third’s profitability. Moreover, such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest Fifth Third earns on loans and other earning assets. Fifth Third cannot predict the nature or timing of future changes in monetary policies in response to the COVID-19 pandemic, or otherwise, or the precise effects that they may have on Fifth Third’s activities and financial results.

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

Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate and price risks. Fifth Third generally does not hedge all of its risks and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate and price risks.

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
43 Fifth Third Bancorp

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
Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,117 full-service banking centers, 15 parcels of land held for the development of future banking centers and 30 properties that are developed or in the process of being developed as branches, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing work arrangements and customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

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

44 Fifth Third Bancorp

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

REPUTATION RISKS

Damage to Fifth Third’s reputation could harm its business.
Fifth Third’s actual or alleged conduct in activities, such as certain sales and lending practices, data security, corporate governance and acquisitions, inappropriate behavior or misconduct of employees, failure to deliver minimum or required standards of service or quality, association with particular customers, business partners, investments or vendors, as well as developments from any of the other risks described above, may result in negative public opinion at large (or with certain segments of the public) and may damage Fifth Third’s reputation. Actions taken by government regulators, shareholder activists and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information or misinformation. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information or other negative information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action. Social activists are increasingly targeting financial firms with public criticism for their relationships with clients that are engaged in certain sensitive industries (such as those which are carbon intensive), including businesses whose products are or are perceived to be harmful to health, the environment/climate or the social good. Activist criticism of Fifth Third’s relationships with clients in sensitive industries could potentially engender dissatisfaction among clients, customers, investors, politicians, the government and employees with how Fifth Third addresses social concerns through business activities which could negatively affect its business or reputation. Additionally, Fifth Third’s reputation may be harmed if it fails to properly identify and manage potential conflicts of interest. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to use Fifth Third’s products and services, or give rise to litigation or enforcement actions, which could adversely affect Fifth Third’s business.

Fifth Third is subject to environmental, social and governance (“ESG”) risks that could adversely affect its reputation, the trading price of its common stock and/or its business, operations, and earnings.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Views about ESG are diverse, dynamic, and rapidly changing, and if Fifth Third were to fail to maintain appropriate ESG practices and disclosures or be subject to a low ESG score or rating, Fifth Third could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those Fifth Third chooses to do business with and the public’s view of those customers. If Fifth Third or its relationships with customers, vendors and suppliers were to become the subject of such negative publicity or low ESG scores or ratings, Fifth Third’s ability to attract and retain customers and employees may be negatively impacted and its stock price may also be impacted.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. For Fifth Third and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom Fifth Third chooses to do business. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights, and certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact Fifth Third’s reputation, ability to do business with certain partners, access to capital, and its stock price. While Fifth Third has ESG initiatives there can be no assurance that regulators, customers, investors, and employees will determine that these programs are sufficiently robust. In addition, there can be no assurance that Fifth Third will be able to attain its announced goals related to its ESG program, as statements regarding its ESG goals reflect Fifth Third’s current plans and aspirations and are not guarantees that it will be able to achieve them within the timelines it announces or at all. Actual or perceived shortcomings with respect to these ESG initiatives and reporting can impact Fifth Third’s ability to hire and retain employees, increase its customer base, or attract and retain certain types of investors. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and
45 Fifth Third Bancorp

ratings to evaluate companies based upon ESG metrics. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Fifth Third’s reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could be subject to potential liability related to such information.

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

Global climate change, natural disasters or health emergencies may have an effect on the performance of Fifth Third’s loan portfolios, thereby adversely impacting its results of operations.
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
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. Fifth Third and its customers will need to respond to new laws and regulations, as well as consumer and business preferences resulting from climate change concerns. Fifth Third and its customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on Fifth Third’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Fifth Third could experience a drop in demand for its products and services, particularly in certain sectors. In addition, Fifth Third could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Fifth Third’s efforts to take these risks into account in making lending and other decisions, including by increasing business relationships with climate-friendly companies, may not be effective in protecting Fifth Third from the negative impact of new laws and regulations or changes in consumer or business behavior.

46 Fifth Third Bancorp

Potential noncompliance with evolving federal and state laws governing cannabis-related businesses (“CRBs”) could subject Fifth Third to liabilities.
While a significant majority of states have legalized some form of marijuana, it remains a Schedule I controlled substance under federal law. Hemp is no longer classified as a Schedule I controlled substance under federal law; however, the regulatory scheme governing hemp has not been fully developed. Further, the “naked eye” cannot distinguish between legal hemp and illegal marijuana under federal law. There are a number of states where Fifth Third operates with laws permitting medicinal or recreational marijuana, which increases the probability of individuals or entities using bank products or services to sell, distribute, cultivate, manufacture or profit from marijuana. This, and the divergence and continued changes in laws governing CRBs results in challenges to Fifth Third to maintain compliance with them, particularly in connection with Fifth Third's commercial and consumer lending and capital markets businesses. While Fifth Third monitors regulatory developments in this area to avoid noncompliance, Fifth Third cannot assure that it will be at all times fully compliant with CRB-related laws, which could result in significant fines, penalties or other losses.

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

As a result, the demand for the Bancorp’s products and services has been, and is expected to continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Bancorp’s loan and lease portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could continue to adversely affect the Bancorp’s results of operations and financial condition. The business operations of subsidiaries of the Bancorp, such as Fifth Third Bank, National Association, have been, and may also be disrupted in the future, if significant portions of their workforce are unable to work effectively, including because of illness, quarantines, government actions, travel restrictions, technology limitations and/or disruptions or other restrictions in connection with the pandemic. Furthermore, the business operations of subsidiaries of the Bancorp have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. An increase in the remote work force due to the COVID-19 pandemic and the potential for a long-term change in Fifth Third’s remote work strategy may also increase risks related to cybersecurity and information security. State and local guidelines continue to evolve, and the operation of a hybrid workplace may negatively impact Fifth Third’s ability to attract and retain qualified personnel. Even after the market fully recovers from the impacts of the COVID-19 pandemic, differences in the demands, expectations and priorities of the workforce may require Fifth Third to rethink and amend its recruiting and retention strategies in order to attract and keep new employees.

In response to the pandemic, the Bancorp provided financial hardship relief to borrowers that were negatively impacted by the pandemic and its related economic impacts. These programs included payment deferrals and forbearances for both commercial and retail borrowers. The Bancorp had temporarily suspended initiating any new repossession actions on vehicles and temporarily suspended all residential foreclosure activity. Repossession actions and residential foreclosure activity have since resumed. It is uncertain how effective these programs have been in mitigating the effects of the COVID-19 pandemic on the Bancorp’s customers and there is potential that these actions may adversely affect the Bancorp’s business and results of operations more substantially over a longer period of time.

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

Among other relief programs, the Bancorp participated in the SBA’s Paycheck Protection Program. Paycheck Protection Program loans are fixed, unsecured, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, the Bancorp faces a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower may be limited in certain circumstances. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit the Bancorp’s ability to fully recover against the loan guarantee or to seek full recourse against the borrower. These assistance efforts may adversely affect the Bancorp’s revenue and results of operations and may make the Bancorp’s results more difficult to forecast. Further, the timing and amount of forgiveness to which the Bancorp’s borrowers will be entitled cannot be predicted. The Paycheck Protection Program and other government programs in which the Bancorp may participate are complex and the Bancorp’s participation may lead to governmental and regulatory scrutiny, negative publicity and damage to the Bancorp’s reputation.
47 Fifth Third Bancorp

In recent months, infection and hospitalization rates in certain regions in the U.S., Europe and elsewhere have been fluctuating, in many cases notwithstanding concurrently increasing rates of vaccination, largely due to the emergence of discovered variants that are thought to be more contagious (such as the increasingly widespread “Delta variant” and the more recent “Omicron variant”). Vaccines for COVID-19 have been developed and are being administered in the U.S. and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines all remain uncertain. The Department of Labor’s Occupational Safety and Health Administration (OSHA) has withdrawn their Emergency Temporary Standard that would have required private employers with at least 100 employees to mandate vaccinations and/or testing for employees after the Supreme Court stayed its enforcement. However, the mandate is still a proposed rule and may go into effect in part or in full in the future, in which case the Bancorp’s labor needs, revenues, costs, and operations could be affected. Additional vaccine mandates may also be implemented in jurisdictions in which the Bancorp operates.

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

48 Fifth Third Bancorp

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no SEC staff comments regarding the Bancorp’s periodic or current reports under the Exchange Act that are pending resolution.

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

At December 31, 2021, the Bancorp, through its banking and non-banking subsidiaries, operated 1,117 banking centers, of which 767 were owned, 224 were leased and 126 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Georgia, North Carolina and South Carolina. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding legal proceedings, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
49 Fifth Third Bancorp

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 25, 2022 are listed below along with their business experience during the past five years:

Greg D. Carmichael, 60. Chairman of the Board since February 2018 and Chief Executive Officer of the Bancorp since November 2015. Previously, Mr. Carmichael was President of the Bancorp from September 2012 to October 2020, Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Kristine R. Garrett, 63. Executive Vice President and Head of Wealth & Asset Management since November 2020. Previously she was Senior Vice President and Head of Wealth & Asset Management from July 2019 to November 2020 and Head of Fifth Third Private Bank from October 2017 until July 2019. Previously, she was President of Private Wealth in Chicago at CIBC U.S. from 2009 to 2017.

Kala J. Gibson, 49. Executive Vice President and Chief Corporate Social Responsibility Officer since February 2022. Mr. Gibson has been an Executive Vice President of the Bancorp since June 2019. Previously, Mr. Gibson served as Head of Business Banking and Chief Enterprise Corporate Responsibility Officer from December 2020 to February 2022, Head of Business Banking from September 2013 to December 2020, Senior Vice President from September 2011 to June 2019, and Business Banking Executive for Fifth Third’s East Michigan Region from July 2011 to September 2013.

Howard Hammond, 56. Executive Vice President and Head of Consumer Bank since February 2021. Previously, he was Senior Vice President and Head of Retail Banking and Retail Brokerage from April 2020 through February 2021, Head of Retail and Brokerage Distribution from June 2019 through April 2020, and Head Managing Director of Fifth Third Securities from March 2006 through June 2019.

Mark D. Hazel, 56. Executive Vice President and Controller of the Bancorp since February 2010. Mr. Hazel has been an Executive Vice President of the Bancorp since September 2021. Previously, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Kevin P. Lavender, 60. Executive Vice President and Head of Commercial Banking of the Bancorp since January 2020. Mr. Lavender has been Executive Vice President of the Bank since 2016 and was the Head of Corporate Banking from 2016 to January 2020. Previously, Mr. Lavender was Senior Vice President and Managing Director of Large Corporate and Specialized Lending from January 2009 to 2016 and the Senior Vice President and Head of National Healthcare Lending from December 2005 to January 2009.

James C. Leonard, 52. Executive Vice President and Chief Financial Officer since November 2020. Mr. Leonard has been an Executive Vice President of the Bancorp since September 2015. Previously, Mr. Leonard was Chief Risk Officer from February 2020 to November 2020, Treasurer of the Bancorp from October 2013 to January 2020, Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2006.

Nancy C. Pinckney, 58. Executive Vice President and Chief Human Resources Officer since September 2021. Previously, Ms. Pinckney was Senior Vice President and Director of Human Capital Business Consulting from February 2012 through September 2021 and Director of Employee Relations from March 2010 to February 2012. Prior to that, she held various positions within Fifth Third’s human resources division.

Jude A. Schramm, 49. Executive Vice President and Chief Information Officer since March 2018. Previously, Mr. Schramm served as Chief Information Officer for GE Aviation and held various positions at GE beginning in 2001.

Robert P. Shaffer, 52. Executive Vice President and Chief Risk Officer since November 2020. Previously, Mr. Shaffer was Chief Human Resource Officer from February 2017 to November 2020 and Chief Auditor from August 2007 to February 2017. He was named Executive Vice President in 2010 and Senior Vice President in 2004. Prior to that, he held various positions within Fifth Third’s audit division.

Timothy N. Spence, 43. President since October 2020. Previously, Mr. Spence was Executive Vice President and Head of Consumer Bank, Payments, and Strategy of the Bancorp from August 2018 to October 2020, Head of Payments, Strategy and Digital Solutions from 2017 to 2020, and Chief Strategy Officer of the Bancorp from September 2015 to October 2020. He also previously served as a senior partner in the Financial Services practice at Oliver Wyman since 2006, a global strategy and risk management consulting firm.

Richard L. Stein, 52. Executive Vice President and Chief Credit Officer since November 2020. Mr. Stein has been an Executive Vice President of the Bancorp since April 2016. Previously, Mr. Stein was Chief Credit Officer from March 2018 through November 2020, Head of the Commercial Bank from March 2016 through March 2018 and Senior Vice President and Chief Credit Officer from November 2014 through March 2016.

50 Fifth Third Bancorp

Melissa S. Stevens, 47. Executive Vice President and Chief Digital Officer and Head of Digital, Marketing, Design and Innovation since November 2020. Previously, Ms. Stevens served as Senior Vice President, Chief Digital Officer, and Head of Omnichannel Banking Experiences, Design, and Innovation from May 2016 through November 2020. Prior to joining Fifth Third, she served in several senior management positions at Citigroup, including Chief Operating Officer and Managing Director of Citi FinTech from November 2015 through April 2016.

Susan B. Zaunbrecher, 62. Executive Vice President and Chief Legal Officer of the Bancorp since May 2018. Previously, Ms. Zaunbrecher was a partner at the law firm Dinsmore and Shohl LLP, where she practiced for 28 years and served as the Chair of the Corporate Department and a member of the firm’s board of directors and executive committee.
51 Fifth Third Bancorp

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Additionally, as of December 31, 2021, the Bancorp had 35,266 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2021	6,302,831	$43.39	6,211,841	41,857,841
November 1 - November 30, 2021	18,150	44.30	—	41,857,841
December 1 - December 31, 2021	1,133,783	43.37	1,072,572	40,785,269
Total	7,454,764	$43.39	7,284,413	40,785,269
(a)Include 170,351 shares repurchased during the fourth quarter of 2021 in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

See further discussion on share repurchase transactions and stock-based compensation in Note 24 and Note 25 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
52 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis
The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the five and ten year periods ended December 31, 2021, respectively, compared to the S&P 500 Stock, the S&P Banks and the KBW Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

53 Fifth Third Bancorp

2021 ANNUAL REPORT
FINANCIAL CONTENTS

Glossary of Abbreviations and Acronyms			55

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview			56
Non-GAAP Financial Measures			62
Recent Accounting Standards			64
Critical Accounting Policies			64
Statements of Income Analysis			69
Business Segment Review			77
Balance Sheet Analysis			84
Risk Management - Overview			91
Credit Risk Management			92
Interest Rate and Price Risk Management			111
Liquidity Risk Management			117
Operational Risk Management			119
Legal and Regulatory Compliance Risk Management			120
Capital Management			121
Report of Independent Registered Public Accounting Firm			124

Financial Statements
Consolidated Balance Sheets			126
Consolidated Statements of Income			127
Consolidated Statements of Comprehensive Income			128
Consolidated Statements of Changes in Equity			129
Consolidated Statements of Cash Flows			131

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	132	Long-Term Debt	182
Supplemental Cash Flow Information	147	Commitments, Contingent Liabilities and Guarantees	186
Restrictions on Dividends and Capital Actions	147	Legal and Regulatory Proceedings	190
Investment Securities	148	Related Party Transactions	193
Loans and Leases	151	Income Taxes	194
Credit Quality and the Allowance for Loan and Lease Losses	153	Retirement and Benefit Plans	196
Bank Premises and Equipment	164	Accumulated Other Comprehensive Income	199
Operating Lease Equipment	165	Common, Preferred and Treasury Stock	201
Lease Obligations – Lessee	165	Stock-Based Compensation	203
Goodwill	167	Other Noninterest Income and Other Noninterest Expense	207
Intangible Assets	168	Earnings Per Share	208
Variable Interest Entities	169	Fair Value Measurements	209
Sales of Receivables and Servicing Rights	172	Regulatory Capital Requirements and Capital Ratios	218
Derivative Financial Instruments	174	Parent Company Financial Statements	219
Other Assets	180	Business Segments	221
Short-Term Borrowings	181

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	225
Report of Independent Registered Public Accounting Firm	226
Consolidated Ten Year Comparison	234
Directors and Officers	235
Corporate Information

54 Fifth Third Bancorp

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ACL: Allowance for Credit Losses	IPO: Initial Public Offering
AFS: Available-For-Sale	IRC: Internal Revenue Code
ALCO: Asset Liability Management Committee	IRLC: Interest Rate Lock Commitment
ALLL: Allowance for Loan and Lease Losses	IRS: Internal Revenue Service
AOCI: Accumulated Other Comprehensive Income (Loss)	ISDA: International Swaps and Derivatives Association, Inc.
APR: Annual Percentage Rate	LIBOR: London Interbank Offered Rate
ARM: Adjustable Rate Mortgage	LIHTC: Low-Income Housing Tax Credit
ASC: Accounting Standards Codification	LLC: Limited Liability Company
ASU: Accounting Standards Update	LTV: Loan-to-Value Ratio
ATM: Automated Teller Machine	MD&A: Management’s Discussion and Analysis of Financial
BHC: Bank Holding Company	Condition and Results of Operations
BOLI: Bank Owned Life Insurance	MSR: Mortgage Servicing Right
bps: Basis Points	N/A: Not Applicable
CARES: Coronavirus Aid, Relief and Economic Security	NAV: Net Asset Value
CCAR: Comprehensive Capital Analysis and Review	NII: Net Interest Income
CD: Certificate of Deposit	NM: Not Meaningful
CDC: Fifth Third Community Development Corporation	OAS: Option-Adjusted Spread
CECL: Current Expected Credit Loss	OCC: Office of the Comptroller of the Currency
CET1: Common Equity Tier 1	OCI: Other Comprehensive Income (Loss)
CFPB: United States Consumer Financial Protection Bureau	OREO: Other Real Estate Owned
C&I: Commercial and Industrial	OTTI: Other-Than-Temporary Impairment
DCF: Discounted Cash Flow	PCD: Purchased Credit Deteriorated
DTCC: Depository Trust & Clearing Corporation	PPP: Paycheck Protection Program
DTI: Debt-to-Income Ratio	PSA: Performance Share Award
ERM: Enterprise Risk Management	RCC: Risk and Compliance Committee
ERMC: Enterprise Risk Management Committee	ROU: Right-of-Use
EVE: Economic Value of Equity	RSA: Restricted Stock Award
FASB: Financial Accounting Standards Board	RSU: Restricted Stock Unit
FDIC: Federal Deposit Insurance Corporation	SAR: Stock Appreciation Right
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	SOFR: Secured Overnight Financing Rate
FICO: Fair Isaac Corporation (credit rating)	TBA: To Be Announced
FINRA: Financial Industry Regulatory Authority	TDR: Troubled Debt Restructuring
FNMA: Federal National Mortgage Association	TILA: Truth in Lending Act
FOMC: Federal Open Market Committee	TRA: Tax Receivable Agreement
FRB: Federal Reserve Bank	TruPS: Trust Preferred Securities
FTE: Fully Taxable Equivalent	U.S.: United States of America
FTP: Funds Transfer Pricing	USD: United States Dollar
FTS: Fifth Third Securities, Inc.	U.S. GAAP: United States Generally Accepted Accounting
GDP: Gross Domestic Product	Principles
GNMA: Government National Mortgage Association	VA: United States Department of Veterans Affairs
GSE: United States Government Sponsored Enterprise	VIE: Variable Interest Entity
HTM: Held-To-Maturity	VRDN: Variable Rate Demand Note
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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2021, net interest income on an FTE basis and noninterest income provided 61% and 39% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements for the year ended December 31, 2021. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

COVID-19 Global Pandemic
The COVID-19 pandemic created significant economic uncertainty and financial disruptions during the year ended December 31, 2020, which continued during 2021. Government and public responses to the COVID-19 pandemic, including temporary closures of businesses and the implementation of social distancing protocols, caused reductions and instability in economic activity that resulted in increased unemployment levels in certain industries and volatility in the financial markets. Markets continue to remain volatile as a result of the pandemic and its evolving impacts, including inflationary concerns as well as stresses in labor markets and supply chains. During the years ended December 31, 2021 and 2020, low interest rates, reduced economic activity and market volatility have had the most immediate negative impacts on the Bancorp’s performance. The Bancorp is unable to estimate the extent of the impact that these factors have had on its operating results since the pandemic began and these factors may adversely impact its future operating results.

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
56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has provided a variety of relief options for both commercial and consumer customers that were affected by the COVID-19 pandemic, including loan covenant relief, loan maturity extensions, payment deferrals, forbearances and fee waivers. For further information about these programs, refer to the Credit Risk Management subsection of the Risk Management section of MD&A included herein, and also Note 1 of the Notes to Consolidated Financial Statements.

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

The foreclosure moratorium and forbearance provisions of the CARES Act expired in 2020 but the FHA and Federal Housing Finance Agency independently extended these assistance programs. The extended foreclosure moratorium expired in the third quarter of 2021. COVID-19 related forbearance opportunities for new enrollees were set to expire on September 30, 2021, though this has been revised and currently the program has no set end date. The provisions set forth in Section 4013 of the CARES Act related to TDRs expired on January 1, 2022. Future loan modifications will be assessed based on existing TDR evaluation policies as appropriate.

Also pursuant to the CARES Act, the U.S. Treasury had authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds have been used to support several FRB programs and facilities described below or additional programs or facilities that are established by its authority under Section 13(3) of the Federal Reserve Act that meet certain criteria.

FRB Actions
The FRB has taken a range of actions to support the flow of credit to households and businesses, offset forced liquidations and restore liquidity in the financial markets due to the COVID-19 pandemic. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points while extending the term of such loans up to 90 days. Reserve requirement ratios were reduced to zero effective March 26, 2020. During late 2021, the FRB stated that it will begin to reduce some of the monetary stimulus put in place in response to the COVID-19 pandemic, which could include raising the target range for the federal funds rate and reducing the size of its holdings of securities. The FRB has indicated that it has no plans to re-impose reserve requirements but may do so in the future if conditions warrant.

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

Paycheck Protection Program
The Bancorp is a participating lender in the PPP, which is a program administered by the SBA to provide forgivable, guaranteed loans to eligible borrowers that have been affected by the COVID-19 pandemic. As of December 31, 2021, the Bancorp held PPP loans with a carrying amount of $1.3 billion under the program. PPP loans are available to a broader range of entities than ordinary SBA loans, require deferral of principal and interest repayment, and may be forgiven if the borrower demonstrates that the loan proceeds were used for qualified payroll costs and certain other expenses. The PPP was expanded to permit second and third rounds of funding, including for certain borrowers who have already received a PPP loan, subject to certain conditions. The PPP was closed to new originations during the second quarter of 2021.
57 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Rescue Plan Act
The American Rescue Plan Act of 2021, which was signed into law on March 11, 2021, provided additional relief for businesses, states, municipalities and individuals by, among other things, allocating additional funds for the PPP, providing a third round of economic impact payments to individuals, extending supplemental federal unemployment benefits and providing advance payments of an expanded child tax credit. The impacts of the stimulus on the Bancorp’s business, results of operations and financial condition are highly uncertain and will depend on future developments, including the scope and duration of the pandemic and its impact on the economy in general.

CFPB Final Rule for COVID-19 Mortgage Servicing
The CFPB issued a final rule, effective August 31, 2021, that amended Regulation X to provide foreclosure protections to borrowers as the federally-backed COVID-19 foreclosure protections expire. The CFPB’s final rule effectively prohibited new foreclosure filings through December 31, 2021, unless certain procedural safeguards were met or an exception applied. Mortgage servicing rules generally prohibit servicers from offering a borrower a loss mitigation option based on the evaluation of an incomplete loss mitigation application; however, the final rule created a new exception that permits servicers to offer certain streamlined loan modifications to borrowers with COVID-19 related hardships based on the evaluation of an incomplete application. The final rule also made temporary changes to certain required servicer communications that borrowers receive regarding their loss mitigation options.

Accelerated Share Repurchase Transactions
The Bancorp entered into and settled a number of accelerated share repurchase transactions during the year ended December 31, 2021. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on share repurchase activity.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the year ended December 31, 2021:

TABLE 1: Summary of Accelerated Share Repurchase Transactions
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
July 27, 2021(a)	550	13,065,958	1,413,211	14,479,169	September 29, 2021
October 29, 2021	316	6,211,841	1,072,572	7,284,413	December 2, 2021
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $275 million.

Senior Notes Offering
On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%.

For more information, refer to Note 17 of the Notes to Consolidated Financial Statements.

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

On March 5, 2021, the FCA and ICE Benchmark Administration, Limited announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities would cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the United States, the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, identified SOFR as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The composition and characteristics of SOFR are not the same as those of LIBOR, and SOFR is fundamentally different from LIBOR for two key reasons: (1) SOFR is a secured rate, while LIBOR is an unsecured rate, and (2) SOFR is an overnight rate, while LIBOR is a forward-looking rate that represents interbank funding over different maturities. As a result, there can be no assurance that SOFR, however calculated, will perform the same way as LIBOR would have at any time, including, as a result of changes in interest and yield rates in the market, market volatility, or global or regional economic, financial, political, regulatory, judicial or other events.

58 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At this time, it is not possible to predict the effect of these changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The Bancorp’s LIBOR transition plan is organized around key work streams, including continued engagement with central banks and industry working groups and regulators, active client engagement, comprehensive review of legacy documentation, internal operational and technological readiness, and risk management, among other things, to facilitate the transition to alternative reference rates.

Although the full impact of LIBOR reforms and actions remains unclear, as of December 31, 2021, the Bancorp has substantially discontinued entering into new LIBOR-based contracts in accordance with regulatory guidance, except for permissible limited use as part of hedging and risk management programs. During the fourth quarter of 2021, the Bancorp expanded its offering of alternative reference rate products, including SOFR. In addition, the Bancorp is continuing its transition of existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. As of December 31, 2021, the Bancorp had substantial exposure to LIBOR-based products throughout several of its lines of business. These exposures included derivative contracts with a total notional value of approximately $110 billion, loans outstanding of approximately $53 billion, preferred stock of approximately $1.4 billion and long-term debt of approximately $535 million. The Bancorp currently estimates that approximately 20% of the existing exposures will mature before June 30, 2023. For the contracts that will not mature prior to June 30, 2023, an additional portion of these contracts is subject to contractual terms specifying alternative reference rates (“fallback provisions”) that would become effective upon cessation of LIBOR’s publication. Existing exposures without fallback provisions are expected to be amended prior to June 30, 2023 to include such terms or transition to an alternative reference rate.

For a further discussion of the various risks the Bancorp faces in connection with the replacement of LIBOR on its operations, see “Risk Factors—Market Risks—The replacement of LIBOR could adversely affect Fifth Third’s revenue or expenses and the value of those assets or obligations.” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

The following are some of the key indicators used by management to assess the Bancorp’s business performance, including those which are considered in the Bancorp’s compensation programs:

•CET1 Capital Ratio: CET1 capital divided by risk-weighted assets as defined by the Basel III standardized approach to risk-weighting of assets
•Return on Average Tangible Common Equity (non-GAAP): Tangible net income available to common shareholders divided by average tangible common equity
•Net Interest Margin (non-GAAP): Net interest income on an FTE basis divided by average interest-earning assets
•Efficiency Ratio (non-GAAP): Noninterest expense divided by the sum of net interest income on an FTE basis and noninterest income
•Earnings Per Share, Diluted: Net income allocated to common shareholders divided by average common shares outstanding after the effect of dilutive stock-based awards
•Nonperforming Portfolio Assets Ratio: Nonperforming portfolio assets divided by portfolio loans and leases and OREO
•Net Charge-off Ratio: Net losses charged-off divided by average portfolio loans and leases
•Return on Average Assets: Net income divided by average assets
•Loan-to-Deposit Ratio: Total loans divided by total deposits

The list of indicators above is intended to summarize some of the most important metrics utilized by management in evaluating the Bancorp’s performance and does not represent an all-inclusive list of all performance measures that may be considered relevant or important to management or investors.

59 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2: Earnings Summary
For the years ended December 31 ($ in millions, except per share data)	2021	2020	2019
Income Statement Data
Net interest income (U.S. GAAP)	$4,770	4,782	4,797
Net interest income (FTE)(a)(b)	4,782	4,795	4,814
Noninterest income	3,118	2,830	3,536
Total revenue (FTE)(a)(b)	7,900	7,625	8,350
(Benefit from) provision for credit losses	(377)	1,097	471
Noninterest expense	4,748	4,718	4,660
Net income	2,770	1,427	2,512
Net income available to common shareholders	2,659	1,323	2,419
Common Share Data
Earnings per share - basic	$3.78	1.84	3.38
Earnings per share - diluted	3.73	1.83	3.33
Cash dividends declared per common share	1.14	1.08	0.94
Book value per share	29.43	29.46	27.41
Market value per share	43.55	27.57	30.74
Financial Ratios
Return on average assets	1.34%	0.73	1.53
Return on average common equity	12.8	6.4	13.1
Return on average tangible common equity(b)	16.6	8.4	17.1
Dividend payout	30.2	58.7	27.8
(a)Amounts presented on an FTE basis. The FTE adjustments were $12, $13 and $17 for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Earnings Summary
The Bancorp’s net income available to common shareholders for the year ended December 31, 2021 was $2.7 billion, or $3.73 per diluted share, which was net of $111 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2020 was $1.3 billion, or $1.83 per diluted share, which was net of $104 million in preferred stock dividends.

Net interest income on an FTE basis (non-GAAP) was $4.8 billion for the year ended December 31, 2021, a decrease of $13 million compared to the same period in the prior year primarily due to the impact of lower market rates. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity. These negative impacts were partially offset by a decrease in rates paid on average interest-bearing liabilities, primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits. Net interest income also benefited from increases in average residential mortgage loans and average indirect secured consumer loans as well as a decrease in average long-term debt. Interest income recognized from PPP loans also positively impacted net interest income. Net interest margin on an FTE basis (non-GAAP) was 2.59% for the year ended December 31, 2021 compared to 2.78% for the year ended December 31, 2020.

The benefit from credit losses was $377 million for the year ended December 31, 2021 compared to a provision for credit losses of $1.1 billion in the prior year. Provision expense decreased for the year ended December 31, 2021 compared to the prior year primarily due to factors that caused decreases in the ACL during the year ended December 31, 2021, including improved economic forecasts, improved credit quality and changes in product mix. Net losses charged off as a percent of average portfolio loans and leases were 0.16% and 0.42% for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.47% compared to 0.79% at December 31, 2020. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements.

Noninterest income increased $288 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in other noninterest income, commercial banking revenue, wealth and asset management revenue, card and processing revenue, service charges on deposits and leasing business revenue, partially offset by a decrease in mortgage banking net revenue.

Noninterest expense increased $30 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense and card and processing expense.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

60 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Summary
The Bancorp calculated its regulatory capital ratios under the Basel III standardized approach to risk-weighting of assets and pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital as of December 31, 2021. As of December 31, 2021, the Bancorp’s capital ratios, as defined by the U.S. banking agencies, were:

•CET1 capital ratio: 9.54%;
•Tier 1 risk-based capital ratio: 10.91%;
•Total risk-based capital ratio: 13.42%;
•Leverage ratio: 8.27%

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

The following table reconciles the non-GAAP financial measures of net interest income on an FTE basis, interest income on an FTE basis, net interest margin, net interest rate spread and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Financial Measures and Ratios on an FTE basis
For the years ended December 31 ($ in millions)	2021	2020	2019
Net interest income (U.S. GAAP)	$4,770	4,782	4,797
Add: FTE adjustment	12	13	17
Net interest income on an FTE basis (1)	$4,782	4,795	4,814

Interest income (U.S. GAAP)	$5,211	5,572	6,254
Add: FTE adjustment	12	13	17
Interest income on an FTE basis (2)	$5,223	5,585	6,271

Interest expense (3)	$441	790	1,457
Noninterest income (4)	3,118	2,830	3,536
Noninterest expense (5)	4,748	4,718	4,660
Average interest-earning assets (6)	184,378	172,688	145,404
Average interest-bearing liabilities (7)	115,469	119,018	104,708

Ratios:
Net interest margin on an FTE basis (1) / (6)	2.59%	2.78	3.31
Net interest rate spread on an FTE basis ((2) / (6)) - ((3) / (7))	2.45	2.57	2.92
Efficiency ratio on an FTE basis (5) / ((1) + (4))	60.1	61.9	55.8

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

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
For the years ended December 31 ($ in millions)	2021	2020	2019
Net income available to common shareholders (U.S. GAAP)	$2,659	1,323	2,419
Add: Intangible amortization, net of tax	34	38	35
Tangible net income available to common shareholders (1)	$2,693	1,361	2,454

Average Bancorp shareholders’ equity (U.S. GAAP)	$22,812	22,555	19,902
Less: Average preferred stock	2,116	1,916	1,470
Average goodwill	4,366	4,258	3,888
Average intangible assets	142	172	169
Average tangible common equity (2)	$16,188	16,209	14,375

Return on average tangible common equity (1) / (2)	16.6%	8.4	17.1

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios
As of December 31 ($ in millions)	2021	2020
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$22,210	23,111
Less: Preferred stock	2,116	2,116
Goodwill	4,514	4,258
Intangible assets	156	139
AOCI	1,207	2,601
Tangible common equity, excluding AOCI (1)	14,217	13,997
Add: Preferred stock	2,116	2,116
Tangible equity (2)	$16,333	16,113

Total Assets (U.S. GAAP)	$211,116	204,680
Less: Goodwill	4,514	4,258
Intangible assets	156	139
AOCI, before tax	1,528	3,292
Tangible assets, excluding AOCI (3)	$204,918	196,991

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)	7.97%	8.18
Tangible common equity as a percentage of tangible assets (1) / (3)	6.94	7.11

63 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING STANDARDS
Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standard applicable to the Bancorp during 2021 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES
The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. There have been no material changes to the valuation techniques or models described below during the year ended December 31, 2021.

On January 1, 2020, the Bancorp adopted ASU 2016-13 (“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”) and its related subsequent amendments, along with ASU 2017-04 (“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”). As a result of the adoption of these ASUs, the accounting policies for the ALLL, reserve for unfunded commitments and goodwill were updated as of January 1, 2020, and the related policies that were in effect for periods prior to January 1, 2020 are provided in the Critical Accounting Policies Applicable Prior to January 1, 2020 section below.

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
64 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consumer and residential mortgage loans that have been modified in a TDR are individually evaluated for an ALLL. Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate and a modeled expected credit loss amount. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated consumer and residential mortgage loans are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

Valuation of Servicing Rights
When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. The Bancorp may also purchase servicing rights. The Bancorp has elected to measure all existing classes of its residential mortgage servicing rights at fair value at each reporting date with changes in the fair value of servicing rights reported in earnings in the period in which the changes occur. Servicing rights are valued using internal OAS models. Significant management judgment is necessary to
65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
identify key economic assumptions used in estimating the fair value of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. In order to assist in the assessment of the fair value of servicing rights, the Bancorp obtains external valuations of the servicing rights portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model. For additional information on servicing rights, refer to Note 13 of the Notes to Consolidated Financial Statements.

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

TABLE 6: Fair Value Summary
As of ($ in millions)	December 31, 2021		December 31, 2020
	Balance	Level 3	Balance	Level 3
Assets carried at fair value	$43,685	1,287	43,079	878
As a percent of total assets	21%	1	21	—
Liabilities carried at fair value	$2,310	222	1,527	209
As a percent of total liabilities	1%	—	1	—

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

Legal Contingencies
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 19 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s legal proceedings.

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

68 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF INCOME ANALYSIS
Net Interest Income
Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest incurred on core deposits (including transaction deposits and CDs $250,000 or less) and wholesale funding (including CDs over $250,000, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2021, 2020 and 2019, as well as the relative impact of changes in the average balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans and leases held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses included in average other assets.

Net interest income on an FTE basis (non-GAAP) was $4.8 billion for the year ended December 31, 2021, a decrease of $13 million compared to the same period in the prior year primarily due to the impact of lower market rates. Monetary policy actions in response to the COVID-19 pandemic, including lowering the target range of the federal funds rate and the FRB’s bond purchase programs, have continued to adversely impact market rates since March of 2020. Yields on total average loans and leases decreased 30 bps from the year ended December 31, 2020 primarily as a result of decreases in yields on average commercial loans and leases and average consumer loans of 21 bps and 50 bps, respectively. The Bancorp has significant portfolios of floating interest rate loans (primarily LIBOR- or Prime-based) that have been impacted by decreases in benchmark interest rates. The Bancorp’s portfolios of fixed interest rate loans also decreased in yield as a result of increased refinance activity and lower yields on new originations due to lower overall market rates. In addition to market rate impacts on interest-earning assets, net interest income was also negatively impacted by decreases in average commercial and industrial loans, average credit card and average home equity of $4.8 billion, $447 million and $1.1 billion, respectively, from the year ended December 31, 2020. These negative impacts were partially offset by a decrease in rates paid on average interest-bearing liabilities, primarily driven by decreases in rates paid on average interest checking deposits and average money market deposits of 21 bps and 25 bps, respectively, from the year ended December 31, 2020. Net interest income also benefited from increases in average residential mortgage loans and average indirect secured consumer loans of $3.5 billion and $2.7 billion, respectively, and a decrease in average long-term debt of $2.9 billion from the year ended December 31, 2020. Interest income recognized from PPP loans also positively impacted net interest income by $189 million for the year ended December 31, 2021 compared to $97 million for the year ended December 31, 2020.

Net interest rate spread on an FTE basis (non-GAAP) was 2.45% during the year ended December 31, 2021 compared to 2.57% during the year ended December 31, 2020. Yields on average interest-earning assets decreased 40 bps partially offset by a 28 bps decrease in rates paid on average interest-bearing liabilities for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Net interest margin on an FTE basis (non-GAAP) was 2.59% for the year ended December 31, 2021 compared to 2.78% for the year ended December 31, 2020. Net interest margin for the year ended December 31, 2021 was negatively impacted by increases in low-yielding reserves held at the FRB reported in other short-term investments, which were primarily driven by increased levels in average demand deposits and average savings deposits for the year ended December 31, 2021 compared to the year ended December 31, 2020. Net interest margin results are expected to increase as excess cash balances begin to normalize with COVID-19 related government relief programs ending and the central bank expected to begin shrinking their balance sheet.

Interest income on an FTE basis (non-GAAP) from loans and leases decreased $349 million from the year ended December 31, 2020 driven by the previously mentioned decreases in yields and changes in the composition of average balances of loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income on an FTE basis (non-GAAP) from investment securities and other short-term investments decreased $13 million from the year ended December 31, 2020 primarily due to a decrease in yields on average taxable securities partially offset by increases in the average balances of securities exempt from income taxes and other short-term investments.

Interest expense on core deposits decreased $238 million from the year ended December 31, 2020 primarily due to a decrease in the cost of average interest-bearing core deposits to 5 bps for the year ended December 31, 2021 from 29 bps for the year ended December 31, 2020. The decrease in the cost of average interest-bearing core deposits was primarily due to decreases in rates paid on average interest checking deposits and average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding decreased $111 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to decreases in average balances of long-term debt and CDs over $250,000. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the year ended December 31, 2021, average wholesale funding represented 13% of average interest-bearing liabilities compared to 17% for the year ended December 31, 2020. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A.
69 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: Consolidated Average Balance Sheet and Analysis of Net Interest Income on an FTE Basis
For the years ended December 31	2021			2020			2019
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$48,966	1,735	3.54%	$53,814	1,954	3.63%	$50,168	2,313	4.61%
Commercial mortgage loans	10,396	313	3.01	11,011	391	3.54	9,905	476	4.81
Commercial construction loans	5,783	181	3.13	5,509	201	3.65	5,174	278	5.37
Commercial leases	3,130	92	2.94	3,038	104	3.43	3,578	119	3.31
Total commercial loans and leases	68,275	2,321	3.40	73,372	2,650	3.61	68,825	3,186	4.63
Residential mortgage loans	21,359	695	3.26	17,828	622	3.49	17,337	635	3.66
Home equity	4,565	164	3.59	5,679	222	3.90	6,286	324	5.16
Indirect secured consumer loans	15,156	508	3.35	12,454	490	3.93	10,345	423	4.08
Credit card	1,783	219	12.28	2,230	260	11.64	2,437	304	12.49
Other consumer loans	2,979	180	6.03	2,848	192	6.76	2,564	196	7.63
Total consumer loans	45,842	1,766	3.85	41,039	1,786	4.35	38,969	1,882	4.83
Total loans and leases	$114,117	4,087	3.58%	$114,411	4,436	3.88%	$107,794	5,068	4.70%
Securities:
Taxable	$36,164	1,074	2.97%	$36,109	1,114	3.08%	$35,429	1,160	3.28%
Exempt from income taxes(a)	854	20	2.33	233	6	2.61	41	2	3.97
Other short-term investments	33,243	42	0.13	21,935	29	0.13	2,140	41	1.91
Total interest-earning assets	$184,378	5,223	2.83%	$172,688	5,585	3.23%	$145,404	6,271	4.31%
Cash and due from banks	3,055			2,978			2,748
Other assets	21,050			20,933			16,903
Allowance for loan and lease losses	(2,159)			(2,369)			(1,119)
Total assets	$206,324			$194,230			$163,936
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$45,850	26	0.06%	$46,890	126	0.27%	$36,658	396	1.08%
Savings deposits	20,531	4	0.02	16,440	10	0.06	14,041	22	0.16
Money market deposits	30,631	12	0.04	29,879	88	0.29	25,879	272	1.05
Foreign office deposits	164	—	0.04	185	—	0.21	209	1	0.63
CDs $250,000 or less(c)	3,214	10	0.31	5,247	66	1.25	7,390	137	1.85
Total interest-bearing core deposits	100,390	52	0.05	98,641	290	0.29	84,177	828	0.98
CDs over $250,000(c)	530	7	1.30	2,208	31	1.41	2,584	58	2.26
Other deposits	—	—	—	71	1	0.76	265	6	2.27
Federal funds purchased	333	—	0.12	385	2	0.58	1,267	29	2.26
Securities sold under repurchase agreements	594	—	0.02	610	5	0.79	503	9	1.74
Derivative collateral and other secured borrowings	513	2	0.30	1,099	9	0.82	543	19	3.54
Long-term debt	13,109	380	2.89	16,004	452	2.82	15,369	508	3.30
Total interest-bearing liabilities	$115,469	441	0.38%	$119,018	790	0.66%	$104,708	1,457	1.39%
Demand deposits	62,028			47,111			34,343
Other liabilities	6,015			5,546			4,897
Total liabilities	$183,512			$171,675			$143,948
Total equity	$22,812			$22,555			$19,988
Total liabilities and equity	$206,324			$194,230			$163,936
Net interest income (FTE)(b)		$4,782			$4,795			$4,814
Net interest margin (FTE)(b)			2.59%			2.78%			3.31%
Net interest rate spread (FTE)(b)			2.45			2.57			2.92
Interest-bearing liabilities to interest-earning assets			62.63			68.92			72.01
(a)The FTE adjustments included in the above table were $12, $13 and $17 for the years ended December 31, 2021, 2020, and 2019, respectively.
(b)Net interest income (FTE), net interest margin (FTE) and net interest rate spread (FTE) are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)Fifth Third has elected to record CDs $250,000 or less within core deposits, consistent with minimum FDIC insurance coverage. Fifth Third had previously recorded certificates $100,000 or less as “other time” within core deposits. Prior periods have been adjusted to conform to current period presentation.

70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: Changes in Net Interest Income Attributable to Volume and Yield/Rate(a)
For the years ended December 31	2021 Compared to 2020			2020 Compared to 2019
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$(172)	(47)	(219)	159	(518)	(359)
Commercial mortgage loans	(22)	(56)	(78)	50	(135)	(85)
Commercial construction loans	10	(30)	(20)	17	(94)	(77)
Commercial leases	3	(15)	(12)	(19)	4	(15)
Total commercial loans and leases	(181)	(148)	(329)	207	(743)	(536)
Residential mortgage loans	117	(44)	73	17	(30)	(13)
Home equity	(41)	(17)	(58)	(28)	(74)	(102)
Indirect secured consumer loans	97	(79)	18	83	(16)	67
Credit card	(55)	14	(41)	(24)	(20)	(44)
Other consumer loans	9	(21)	(12)	20	(24)	(4)
Total consumer loans	127	(147)	(20)	68	(164)	(96)
Total loans and leases	$(54)	(295)	(349)	275	(907)	(632)
Securities:
Taxable	$1	(41)	(40)	23	(69)	(46)
Exempt from income taxes	15	(1)	14	5	(1)	4
Other short-term investments	14	(1)	13	58	(70)	(12)
Total change in interest income	$(24)	(338)	(362)	361	(1,047)	(686)
Liabilities:
Interest-bearing liabilities:
Interest checking deposits	$(3)	(97)	(100)	88	(358)	(270)
Savings deposits	2	(8)	(6)	3	(15)	(12)
Money market deposits	2	(78)	(76)	37	(221)	(184)
Foreign office deposits	—	—	—	—	(1)	(1)
CDs $250,000 or less(b)	(19)	(37)	(56)	(34)	(37)	(71)
Total interest-bearing core deposits	(18)	(220)	(238)	94	(632)	(538)
CDs over $250,000(b)	(22)	(2)	(24)	(8)	(19)	(27)
Other deposits	(1)	—	(1)	(2)	(3)	(5)
Federal funds purchased	—	(2)	(2)	(13)	(14)	(27)
Securities sold under repurchase agreements	—	(5)	(5)	1	(5)	(4)
Derivative collateral and other secured borrowings	(3)	(4)	(7)	11	(21)	(10)
Long-term debt	(83)	11	(72)	20	(76)	(56)
Total change in interest expense	$(127)	(222)	(349)	103	(770)	(667)
Total change in net interest income	$103	(116)	(13)	258	(277)	(19)
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)Fifth Third has elected to record CDs $250,000 or less within core deposits, consistent with minimum FDIC insurance coverage. Fifth Third had previously recorded certificates $100,000 or less as “other time” within core deposits. Prior periods have been adjusted to conform to current period presentation.

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

The benefit from credit losses was $377 million for the year ended December 31, 2021 compared to a provision for credit losses of $1.1 billion in the prior year. Provision expense decreased for the year ended December 31, 2021 compared to the prior year primarily due to factors that caused decreases in the ACL during the year ended December 31, 2021, including improved economic forecasts, improved credit quality and changes in product mix. The economic forecasts used to estimate the ACL at December 31, 2021 were generally more favorable than those used at December 31, 2020, reflecting improvements in the macroeconomic environment and diminishing negative impacts from the COVID-19 pandemic. Asset quality improved during the year ended December 31, 2021 when compared to the prior year with lower levels of net charge-offs, commercial criticized assets and consumer delinquencies. Changes in product mix also resulted in a decrease to the ACL during the year ended December 31, 2021, primarily driven by a shift in consumer behavior toward lower-risk products.
71 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision expense was elevated in 2020 as the Bancorp increased its ACL in response to deterioration and uncertainty in the forecasted macroeconomic environment as a result of the impact of the COVID-19 pandemic, continued pressure on energy prices and the resulting impact of these factors on commercial asset quality, which was reflected in increased levels of commercial criticized assets.

The ALLL decreased $561 million from December 31, 2020 to $1.9 billion at December 31, 2021. At December 31, 2021, the ALLL as a percent of portfolio loans and leases decreased to 1.69%, compared to 2.25% at December 31, 2020. The reserve for unfunded commitments increased $10 million from December 31, 2020 to $182 million at December 31, 2021. The ACL as a percent of portfolio loans and leases decreased to 1.85% at December 31, 2021, compared to 2.41% at December 31, 2020.

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

Noninterest Income
Noninterest income increased $288 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The following table presents the components of noninterest income:

TABLE 9: Components of Noninterest Income
For the years ended December 31 ($ in millions)	2021	2020	2019
Commercial banking revenue	$637	528	460
Service charges on deposits	600	559	565
Wealth and asset management revenue	586	520	487
Card and processing revenue	402	352	360
Leasing business revenue	300	276	270
Mortgage banking net revenue	270	320	287
Other noninterest income	332	211	1,064
Securities (losses) gains, net	(7)	62	40
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(2)	2	3
Total noninterest income	$3,118	2,830	3,536

Commercial banking revenue
Commercial banking revenue increased $109 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in loan syndication fees and business lending fees as well as an increase in institutional sales, which was primarily driven by an increase in merger and acquisition advisory revenue.

Service charges on deposits
Service charges on deposits increased $41 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due primarily to increases in both commercial treasury management fees and consumer deposit fees.

Wealth and asset management revenue
Wealth and asset management revenue increased $66 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in private client service fees and broker income, partially offset by a decrease in institutional fees, which was primarily driven by the sale of the Bancorp’s 401(k) recordkeeping business in the fourth quarter of 2020. The Bancorp’s trust and registered investment advisory businesses had approximately $554 billion and $434 billion in total assets under care as of December 31, 2021 and 2020, respectively, and managed $65 billion and $54 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2021 and 2020, respectively.

Card and processing revenue
Card and processing revenue increased $50 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in debit and credit card interchange, partially offset by increased reward costs, all of which were driven by an increase in consumer and business card spend volumes.

Leasing business revenue
Leasing business revenue increased $24 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by an increase in lease syndication fees, partially offset by a decrease in lease remarketing fees.

Mortgage banking net revenue
Mortgage banking net revenue decreased $50 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.

72 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the components of mortgage banking net revenue:

TABLE 10: Components of Mortgage Banking Net Revenue
For the years ended December 31 ($ in millions)	2021	2020	2019
Origination fees and gains on loan sales	$285	315	175
Net mortgage servicing revenue:
Gross mortgage servicing fees	247	263	267
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	(262)	(258)	(155)
Net mortgage servicing revenue	(15)	5	112
Total mortgage banking net revenue	$270	320	287
Origination fees and gains on loan sales decreased $30 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by decreases in gain on sale margins partially offset by gains from sales of forbearance loans that were repurchased from GNMA. Residential mortgage loan originations increased to $19.0 billion for the year ended December 31, 2021 from $15.9 billion for the year ended December 31, 2020.

Net mortgage servicing revenue decreased $20 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease in gross mortgage servicing fees as well as an increase in net negative valuation adjustments. Refer to Table 11 for the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy.

TABLE 11: Components of Net Valuation Adjustments on MSRs
For the years ended December 31 ($ in millions)	2021	2020	2019
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(123)	307	221
Changes in fair value:
Due to changes in inputs or assumptions(a)	142	(311)	(203)
Other changes in fair value(b)	(281)	(254)	(173)
Net valuation adjustments on MSRs and free-standing derivatives purchased to economically hedge MSRs	$(262)	(258)	(155)
(a)Primarily reflects changes in prepayment speed and OAS assumptions which are updated based on market interest rates.
(b)Primarily reflects changes due to realized cash flows and the passage of time.

For the years ended December 31, 2021 and 2020, the Bancorp recognized losses of $139 million and $565 million respectively, in mortgage banking net revenue for valuation adjustments on the MSR portfolio. The valuation adjustments on the MSR portfolio included an increase of $142 million and a decrease of $311 million for the years ended December 31, 2021 and 2020, respectively, due to changes in market rates and other inputs in the valuation model, including future prepayment speeds and OAS assumptions. Mortgage rates increased during the year ended December 31, 2021 which caused a reduction in modeled prepayment speeds. Additionally, mortgage swap spreads narrowed during the year ended December 31, 2021 which caused modeled OAS assumptions to decrease. The fair value of the MSR portfolio also decreased $281 million and $254 million as a result of contractual principal payments and actual prepayment activity for the years ended December 31, 2021 and 2020, respectively.

Further detail on the valuation of MSRs can be found in Note 13 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation of the MSR portfolio. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net losses of $2 million and net gains of $2 million during the years ended December 31, 2021 and 2020, respectively, recorded in securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced at December 31, 2021 and 2020 were $106.8 billion and $86.6 billion, respectively, with $89.2 billion and $68.8 billion, respectively, of residential mortgage loans serviced for others.

73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other noninterest income
The following table presents the components of other noninterest income:

TABLE 12: Components of Other Noninterest Income
For the years ended December 31 ($ in millions)	2021	2020	2019
Private equity investment income	$81	75	65
Gains on contract sales	62	2	—
BOLI income	61	63	60
Cardholder fees	50	44	58
Income from the TRA associated with Worldpay, Inc.	46	74	346
Equity method investment income	30	12	12
Banking center income	23	20	22
Consumer loan fees	17	20	23
Insurance income	7	20	19
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(86)	(103)	(107)
Net losses on disposition and impairment of bank premises and equipment	(4)	(31)	(23)
Gain on sale of Worldpay, Inc. shares	—	—	562
Other, net	45	15	27
Total other noninterest income	$332	211	1,064

Other noninterest income increased $121 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the recognition of gains on contract sales, a decrease in net losses on disposition and impairment of bank premises and equipment, an increase in equity method investment income and a decrease in losses recognized on the swap associated with the sale of Visa, Inc. Class B shares. These increases were partially offset by decreases in income from the TRA associated with Worldpay, Inc. and insurance income.

Gains on contract sales for the year ended December 31, 2021 primarily included the recognition of a $60 million gain on the sale of the Bancorp’s HSA deposit portfolio, which was completed in the third quarter of 2021. Net losses on disposition and impairment of bank premises and equipment decreased $27 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by the impact of lower impairment charges during the year ended December 31, 2021 compared to the year ended December 31, 2020. For additional information, refer to Note 7 of the Notes to Consolidated Financial Statements. Equity method investment income increased $18 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to gains and proportional earnings recognized on certain equity method investments. The Bancorp recognized negative valuation adjustments of $86 million related to the Visa total return swap during the year ended December 31, 2021 compared to negative valuation adjustments of $103 million during the year ended December 31, 2020. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B Shares, refer to Note 28 of the Notes to Consolidated Financial Statements. Income from the TRA associated with Worldpay Inc. was $46 million for the year ended December 31, 2021 compared to $74 million for the year ended December 31, 2020. For additional information, refer to Note 15 of the Notes to Consolidated Financial Statements. Insurance income decreased $13 million for the year ended December 31, 2021 compared to the prior year primarily driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
Noninterest expense increased $30 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in compensation and benefits expense, other noninterest expense and technology and communications expense, partially offset by decreases in net occupancy expense and card and processing expense.

The following table presents the components of noninterest expense:

TABLE 13: Components of Noninterest Expense
For the years ended December 31 ($ in millions)	2021	2020	2019
Compensation and benefits	$2,626	2,590	2,418
Technology and communications	388	362	422
Net occupancy expense	312	350	332
Equipment expense	138	130	129
Leasing business expense	137	140	133
Marketing expense	107	104	162
Card and processing expense	89	121	130
Other noninterest expense	951	921	934
Total noninterest expense	$4,748	4,718	4,660
Efficiency ratio on an FTE basis(a)	60.1%	61.9	55.8
(a)This is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Compensation and benefits expense increased $36 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in performance-based compensation as well as an increase in medical expenses, partially offset by a decrease in base compensation due to a decline in full-time equivalent employees. Full-time equivalent employees totaled 19,112 at December 31, 2021 compared to 19,872 at December 31, 2020. Technology and communications expense increased $26 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by increased investment in strategic initiatives and technology.

Net occupancy expense decreased $38 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a reduction of leased square footage. Card and processing expense decreased $32 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to contract renegotiations with a third-party vendor.

The following table presents the components of other noninterest expense:

TABLE 14: Components of Other Noninterest Expense
For the years ended December 31 ($ in millions)	2021	2020	2019
Loan and lease	$217	162	142
FDIC insurance and other taxes	114	118	81
Data processing	79	75	70
Losses and adjustments	69	100	102
Professional service fees	63	49	70
Intangible amortization	44	48	45
Postal and courier	37	36	38
Travel	34	27	68
Donations	26	36	30
Recruitment and education	21	21	28
Insurance	17	15	14
Supplies	12	13	14
Other, net	218	221	232
Total other noninterest expense	$951	921	934
Other noninterest expense increased $30 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in loan and lease expense and professional service fees, partially offset by a decrease in losses and adjustments.

Loan and lease expense increased $55 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in loan servicing expenses associated with the Bancorp’s purchases of certain government-guaranteed residential mortgage loans in forbearance programs. Professional service fees increased $14 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by increases in consulting fees and legal fees. Losses and adjustments decreased $31 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts, partially offset by an increase in legal settlements.
75 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Applicable Income Taxes
Applicable income tax expense for all periods presented includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leveraged leases that are exempt from federal taxation and tax credits (and other related tax benefits), partially offset by the effect of proportional amortization of qualifying LIHTC investments and certain nondeductible expenses. The tax credits are primarily associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2021 and 2020 were primarily impacted by $193 million and $175 million, respectively, of low-income housing tax credits and other tax benefits and $23 million and $27 million, respectively, of tax benefits from tax exempt income and were partially offset by $163 million and $150 million, respectively, of proportional amortization related to qualifying LIHTC investments. The increase in the effective tax rate from the year ended December 31, 2020 was attributable to an increase in state income taxes.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: Applicable Income Taxes
For the years ended December 31 ($ in millions)	2021	2020	2019
Income before income taxes	$3,517	1,797	3,202
Applicable income tax expense	747	370	690
Effective tax rate	21.2%	20.6	21.6
76 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS SEGMENT REVIEW
The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. Additional information on each business segment is included in Note 31 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of behavioral assumptions, such as prepayment rates on interest-earning assets and the estimated durations for indeterminate-lived deposits. Key assumptions, including the credit rates provided for deposit accounts, are reviewed annually. Credit rates for deposit products and charge rates for loan products may be reset more frequently in response to changes in market conditions. In general, the charge rates on assets have declined since December 31, 2020 as they were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. The credit rates for deposit products also modestly declined due to lower interest rates and modified assumptions. Thus, net interest income for asset-generating business segments improved while deposit-providing business segments were negatively impacted during the year ended December 31, 2021.

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

The following table summarizes net income by business segment:

TABLE 16: Net Income by Business Segment
For the years ended December 31 ($ in millions)	2021	2020	2019
Income Statement Data
Commercial Banking	$1,519	387	1,424
Branch Banking	114	251	860
Consumer Lending	141	117	92
Wealth and Asset Management	94	102	112
General Corporate and Other	902	570	24
Net income	$2,770	1,427	2,512

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 17: Commercial Banking
For the years ended December 31 ($ in millions)	2021	2020	2019
Income Statement Data
Net interest income (FTE)(a)	$1,506	1,916	2,377
(Benefit from) provision for credit losses	(583)	1,050	183
Noninterest income:
Commercial banking revenue	626	524	455
Service charges on deposits	363	343	308
Leasing business revenue	300	276	270
Other noninterest income	158	158	154
Noninterest expense:
Compensation and benefits	586	557	466
Leasing business expense	137	140	133
Other noninterest expense	932	1,024	1,022
Income before income taxes (FTE)	1,881	446	1,760
Applicable income tax expense(a)(b)	362	59	336
Net income	$1,519	387	1,424
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$60,452	66,552	65,475
Demand deposits	33,063	24,352	16,424
Interest checking deposits	21,285	25,769	18,259
Savings and money market deposits	6,094	6,695	4,904
Certificates of deposit	94	154	332
Foreign office deposits	163	184	209
(a)Includes FTE adjustments of $8, $13 and $17 for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and tax credits partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes subsection of the Statements of Income Analysis section of MD&A for additional information.

Net income was $1.5 billion for the year ended December 31, 2021 compared to net income of $387 million for the year ended December 31, 2020. The increase in net income was primarily driven by a decrease in provision for credit losses as well as an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income on an FTE basis.

Net interest income on an FTE basis decreased $410 million from the year ended December 31, 2020 primarily driven by decreases in yields on and average balances of commercial loans and leases as well as decreases in FTP credit rates on interest checking deposits, demand deposits and savings and money market deposits. These negative impacts were partially offset by decreases in FTP charge rates on loans and leases as well as decreases in rates paid on and average balances of interest checking deposits and savings and money market deposits.

The benefit from credit losses was $583 million for the year ended December 31, 2021 compared to a provision for credit losses of $1.1 billion for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was primarily driven by a decrease in commercial criticized asset levels as well as decreases in net charge-offs on commercial loans and leases. Net charge-offs as a percent of average portfolio loans and leases decreased to 7 bps for the year ended December 31, 2021 compared to 35 bps for the year ended December 31, 2020.

Noninterest income increased $146 million from the year ended December 31, 2020 driven by increases in commercial banking revenue, leasing business revenue and service charges on deposits. Commercial banking revenue increased $102 million from the year ended December 31, 2020 primarily due to increases in loan syndication fees, business lending fees and institutional sales partially offset by a decrease in bridge fees. Leasing business revenue increased $24 million from the year ended December 31, 2020 primarily due to an increase in lease syndication fees partially offset by a decrease in lease remarketing fees. Service charges on deposits increased $20 million from the year ended December 31, 2020 primarily due to an increase in commercial deposit fees primarily due to growth in volume-based service revenues, with continued benefit from lower earnings credit rates.

78 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest expense decreased $66 million from the year ended December 31, 2020 primarily driven by a decrease in other noninterest expense partially offset by an increase in compensation and benefits. Other noninterest expense decreased $92 million from the year ended December 31, 2020 primarily as a result of decreases in allocated expenses related to cash management services and a decline in credit valuation adjustments on derivatives associated with customer accommodation contracts. Compensation and benefits increased $29 million from the year ended December 31, 2020 primarily as a result of increases in incentive compensation and employee benefits expense driven by strong performance in fees related to business growth and expansion initiatives during the year ended December 31, 2021.

Average commercial loans and leases decreased $6.1 billion from the year ended December 31, 2020 primarily due to decreases in average commercial and industrial loans and average commercial mortgage loans partially offset by an increase in average commercial construction loans. Average commercial and industrial loans decreased from the year ended December 31, 2020 primarily driven by elevated revolving line of credit utilization during the year ended December 31, 2020 as well as paydowns in excess of loan originations. Average commercial mortgage loans decreased from the year ended December 31, 2020 as payoffs exceeded loan originations. Average commercial construction loans increased from the year ended December 31, 2020 as draws on existing commitments exceeded payoffs.

Average deposits increased $3.5 billion from the year ended December 31, 2020 primarily due to an increase in average demand deposits, partially offset by decreases in average interest checking deposits and average savings and money market deposits. Average demand deposits increased $8.7 billion from the year ended December 31, 2020 primarily as a result of commercial customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average interest checking deposits decreased $4.5 billion from the year ended December 31, 2020 primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account. Average savings and money market deposits decreased $601 million from the year ended December 31, 2020 primarily as a result of a decline in average balances per commercial customer account.

Branch Banking
Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,117 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 18: Branch Banking
For the years ended December 31 ($ in millions)	2021	2020	2019
Income Statement Data
Net interest income	$1,221	1,667	2,371
Provision for credit losses	97	231	224
Noninterest income:
Card and processing revenue	329	283	285
Service charges on deposits	236	215	260
Wealth and asset management revenue	206	172	158
Other noninterest income	122	81	99
Noninterest expense:
Compensation and benefits	646	649	601
Net occupancy and equipment expense	229	217	221
Card and processing expense	86	116	123
Other noninterest expense	913	887	915
Income before income taxes	143	318	1,089
Applicable income tax expense	29	67	229
Net income	$114	251	860
Average Balance Sheet Data
Consumer loans	$11,878	12,777	13,200
Commercial loans, including held for sale	3,050	2,268	2,170
Demand deposits	26,002	19,755	15,802
Interest checking deposits	15,800	12,608	10,716
Savings and money market deposits	42,379	37,030	33,173
Certificates of deposit	3,316	5,370	7,532

79 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net income was $114 million for the year ended December 31, 2021 compared to net income of $251 million for the year ended December 31, 2020. The decrease was primarily driven by a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in provision for credit losses.

Net interest income decreased $446 million from the year ended December 31, 2020 primarily due to decreases in FTP credit rates on deposits, decreases in average balances of credit card and home equity and decreases in yields on average home equity and average other consumer loans. These negative impacts were partially offset by decreases in the rates paid on average interest-bearing deposits and a decrease in FTP charge rates on loans and leases.

Provision for credit losses decreased $134 million from the year ended December 31, 2020 primarily due to decreases in net charge-offs on credit card, other consumer loans, commercial and industrial loans and home equity as well as a decrease in commercial criticized asset levels for the year ended December 31, 2021. Net charge-offs as a percent of average portfolio loans and leases decreased to 83 bps for the year ended December 31, 2021 compared to 135 bps for the year ended December 31, 2020.

Noninterest income increased $142 million from the year ended December 31, 2020 primarily driven by increases in card and processing revenue, other noninterest income, wealth and asset management revenue and service charges on deposits. Card and processing revenue increased $46 million from the year ended December 31, 2020 primarily as a result of an increase in consumer customer spend volume, partially offset by increased reward costs. Other noninterest income increased $41 million from the year ended December 31, 2020 primarily driven by decreases in net losses on disposition and impairment of bank premises and equipment as well as increases in cardholder fees and banking center income. Wealth and asset management revenue increased $34 million from the year ended December 31, 2020 primarily due to increases in broker income and private client service fees. Service charges on deposits increased $21 million from the year ended December 31, 2020 driven by increases in both commercial deposit fees and consumer deposit fees.

Noninterest expense increased $5 million from the year ended December 31, 2020 primarily due to increases in other noninterest expense and net occupancy and equipment expense, partially offset by a decrease in card and processing expense. Other noninterest expense increased $26 million from the year ended December 31, 2020 primarily due to increases in losses and adjustments, loan and lease expense and marketing expense. These increases were partially offset by decreases in allocated expenses primarily related to cash management services. Net occupancy and equipment expense increased $12 million from the year ended December 31, 2020 primarily due to increases in allocated occupancy costs. Card and processing expense decreased $30 million from the year ended December 31, 2020 primarily driven by contract renegotiations with a third-party vendor.

Average consumer loans decreased $899 million from the year ended December 31, 2020 primarily driven by a decrease in average home equity as payoffs exceeded loan originations, as well as a decrease in average credit card primarily driven by the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity due to the amount of fiscal stimulus programs and lower consumer demand for credit. These decreases were partially offset by an increase in average residential mortgage loans primarily as a result of an increase in loan originations. Average commercial loans increased $782 million from the year ended December 31, 2020 primarily driven by increases in average commercial mortgage loans and average commercial and industrial loans.

Average deposits increased $12.7 billion from the year ended December 31, 2020 primarily driven by increases in average demand deposits, average savings and money market deposits and average interest checking deposits, partially offset by a decrease in average CDs. Average demand deposits increased $6.2 billion, average savings and money market deposits increased $5.3 billion and average interest checking deposits increased $3.2 billion from the year ended December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic as well as decreased consumer outflows. Average CDs decreased $2.1 billion from the year ended December 31, 2020 primarily due to lower offering rates on certificates.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 19: Consumer Lending
For the years ended December 31 ($ in millions)	2021	2020	2019
Income Statement Data
Net interest income	$562	381	325
Provision for credit losses	9	34	49
Noninterest income:
Mortgage banking net revenue	257	307	279
Other noninterest income	7	12	17
Noninterest expense:
Compensation and benefits	245	221	196
Other noninterest expense	394	297	259
Income before income taxes	178	148	117
Applicable income tax expense	37	31	25
Net income	$141	117	92
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$16,012	13,182	13,027
Home equity	147	192	220
Indirect secured consumer loans	15,036	12,273	10,109

Net income was $141 million for the year ended December 31, 2021 compared to net income of $117 million for the year ended December 31, 2020. The increase was primarily driven by an increase in net interest income and a decrease in provision for credit losses, partially offset by an increase in noninterest expense and a decrease in noninterest income.

Net interest income increased $181 million from the year ended December 31, 2020 primarily driven by a decrease in FTP charge rates on loans and leases and increases in the average balances of residential mortgage loans and indirect secured consumer loans. These increases were partially offset by decreases in yields on average indirect secured consumer loans and average residential mortgage loans.

Provision for credit losses decreased $25 million from the year ended December 31, 2020 primarily driven by decreases in net charge-offs on indirect secured consumer loans and residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 4 bps for the year ended December 31, 2021 compared to 14 bps for the year ended December 31, 2020.

Noninterest income decreased $55 million from the year ended December 31, 2020 primarily driven by decreases in mortgage banking net revenue and other noninterest income. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income decreased $5 million from the year ended December 31, 2020 primarily as a result of net losses recognized on securities related to non-qualifying hedges on MSRs for the year ended December 31, 2021 compared to net gains recognized during the year ended December 31, 2020.

Noninterest expense increased $121 million from the year ended December 31, 2020 due to increases in other noninterest expense and compensation and benefits. Other noninterest expense increased $97 million from the year ended December 31, 2020 primarily driven by increases in loan and lease expense driven by an increase in loan servicing expenses associated with the Bancorp’s purchases of certain government-guaranteed residential mortgage loans in forbearance programs and corporate overhead allocations. Compensation and benefits increased $24 million from the year ended December 31, 2020 primarily due to increases in base compensation and incentive compensation resulting from the increased mortgage origination activity for the year ended December 31, 2021.

Average consumer loans increased $5.5 billion from the year ended December 31, 2020 primarily due to increases in average residential mortgage loans and average indirect secured consumer loans. Average residential mortgage loans increased $2.8 billion from the year ended December 31, 2020 primarily due to an increase in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs, partially offset by higher runoff in residential mortgage portfolio loans due to payoffs exceeding loan originations. Average indirect secured consumer loans increased $2.8 billion from the year ended December 31, 2020 primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production.

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

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 20: Wealth and Asset Management
For the years ended December 31 ($ in millions)	2021	2020	2019
Income Statement Data
Net interest income	$88	139	182
(Benefit from) provision for credit losses	(1)	3	—
Noninterest income:
Wealth and asset management revenue	558	498	469
Other noninterest income	12	28	20
Noninterest expense:
Compensation and benefits	205	218	217
Other noninterest expense	335	315	312
Income before income taxes	119	129	142
Applicable income tax expense	25	27	30
Net income	$94	102	112
Average Balance Sheet Data
Loans and leases, including held for sale	$3,852	3,659	3,580
Deposits	11,480	11,085	9,972

Net income was $94 million for the year ended December 31, 2021 compared to net income of $102 million for the year ended December 31, 2020. The decrease in net income was primarily driven by a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income and a decrease in provision for credit losses.

Net interest income decreased $51 million from the year ended December 31, 2020 primarily driven by decreases in FTP credit rates on deposits as well as decreases in yields on average loans and leases. These negative impacts were partially offset by decreases in rates paid on average interest-bearing deposits as well as decreases in FTP charge rates on loans and leases.

The benefit from credit losses was $1 million for the year ended December 31, 2021 compared to a provision for credit losses of $3 million for the year ended December 31, 2020. The decrease was primarily driven by a decrease in net charge-offs on residential mortgage loans.

Noninterest income increased $44 million from the year ended December 31, 2020 due to an increase in wealth and asset management revenue partially offset by a decrease in other noninterest income. Wealth and asset management revenue increased $60 million from the year ended December 31, 2020 primarily as a result of increases in private client service fees and broker income partially offset by a decrease in institutional fees. Other noninterest income decreased $16 million from the year ended December 31, 2020 primarily due to a decrease in insurance income driven by the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Noninterest expense increased $7 million from the year ended December 31, 2020 due to an increase in other noninterest expense partially offset by a decrease in compensation and benefits. Other noninterest expense increased $20 million from the year ended December 31, 2020 primarily due to increases in expenses associated with intercompany revenue sharing agreements. Compensation and benefits decreased $13 million from the year ended December 31, 2020 primarily as a result of a decrease in base compensation which included a decline due to the sale of the Bancorp’s property and casualty insurance business in the fourth quarter of 2020.

Average loans and leases increased $193 million from the year ended December 31, 2020 primarily driven by increases in average other consumer loans and average residential mortgage loans as a result of higher loan production, partially offset by a decrease in average home equity.

Average deposits increased $395 million from the year ended December 31, 2020 primarily driven by increases in average savings and money market deposits, average interest checking deposits and average demand deposits as a result of higher average balances per customer account due to the amount of fiscal stimulus, uncertainty regarding the COVID-19 pandemic and decreased consumer spending.
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

Net interest income on an FTE basis increased $709 million from the year ended December 31, 2020 primarily driven by decreases in FTP credit rates on deposits allocated to the business segments, an increase in interest income on loans and leases and decreases in interest expense on long-term debt and deposits. These positive impacts were partially offset by a decrease in the benefit related to FTP charge rates on loans and leases allocated to the business segments and a decrease in interest income on investment securities.

The provision for credit losses was $101 million for the year ended December 31, 2021 compared to a benefit from credit losses of $221 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021 was primarily driven by an increase in the benefits provided to the business segments associated with the decline in the level of commercial criticized assets owned by the business segments.

Noninterest income increased $38 million from the year ended December 31, 2020 primarily driven by the recognition of a gain on the sale of the Bancorp’s HSA deposit portfolio in the third quarter of 2021, an increase in private equity investment income, a decrease in the loss on the swap associated with the sale of Visa, Inc. Class B shares and a decrease in net losses on disposition and impairment of bank premises and equipment. These impacts were partially offset by the recognition of securities losses of $15 million for the year ended December 31, 2021 compared to securities gains of $62 million for the year ended December 31, 2020.

Noninterest expense decreased $10 million from the year ended December 31, 2020 primarily driven by a decrease in net occupancy expense, partially offset by a decrease in corporate overhead allocations from General Corporate and Other to the other business segments and increases in technology and communications expense and equipment expense.

83 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS

Loans and Leases
The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans based upon product or collateral. Table 21 summarizes end of period loans and leases, including loans and leases held for sale and Table 22 summarizes average total loans and leases, including average loans and leases held for sale.

TABLE 21: Components of Total Loans and Leases (including loans and leases held for sale)
As of December 31 ($ in millions)	2021	2020
Commercial loans and leases:
Commercial and industrial loans(a)	$51,666	49,895
Commercial mortgage loans	10,329	10,609
Commercial construction loans	5,241	5,815
Commercial leases	3,053	2,954
Total commercial loans and leases	70,289	69,273
Consumer loans:
Residential mortgage loans(b)	20,791	20,393
Home equity	4,084	5,183
Indirect secured consumer loans	16,783	13,653
Credit card	1,766	2,007
Other consumer loans	2,752	3,014
Total consumer loans	46,176	44,250
Total loans and leases	$116,465	113,523
Total portfolio loans and leases (excluding loans and leases held for sale)	$112,050	108,782
(a)Includes $1.3 billion and $4.8 billion as of December 31, 2021 and 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information.

Total loans and leases, including loans and leases held for sale, increased $2.9 billion, or 3%, from December 31, 2020. The increase from December 31, 2020 was the result of increases of $1.9 billion, or 4%, in consumer loans and $1.0 billion, or 1%, in commercial loans and leases.

Commercial loans and leases increased $1.0 billion from December 31, 2020 due to increases in commercial and industrial loans and commercial leases, partially offset by decreases in commercial construction loans and commercial mortgage loans. Commercial and industrial loans increased $1.8 billion, or 4%, from December 31, 2020 primarily as a result of strong production and increased revolving line of credit utilization, partially offset by PPP loan forgiveness and paydowns. Commercial leases increased $99 million, or 3%, from December 31, 2020 primarily as a result of an increase in lease originations. Commercial construction loans decreased $574 million, or 10%, from December 31, 2020 as payoffs exceeded draws on existing commitments and loan originations. Commercial mortgage loans decreased $280 million, or 3%, from December 31, 2020 as payoffs exceeded loan originations.

Consumer loans increased $1.9 billion from December 31, 2020 due to increases in indirect secured consumer loans and residential mortgage loans, partially offset by decreases in home equity, other consumer loans and credit card. Indirect secured consumer loans increased $3.1 billion, or 23%, from December 31, 2020 primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Residential mortgage loans increased $398 million, or 2%, from December 31, 2020 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Home equity decreased $1.1 billion, or 21%, from December 31, 2020 as payoffs exceeded loan originations. Other consumer loans decreased $262 million, or 9%, from December 31, 2020 primarily as a result of payoffs exceeding loan originations. Credit card decreased $241 million, or 12%, from December 31, 2020 primarily due to the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus programs and lower consumer demand for credit.

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 22: Components of Average Loans and Leases (including average loans and leases held for sale)
For the years ended December 31 ($ in millions)	2021	2020
Commercial loans and leases:
Commercial and industrial loans	$48,966	53,814
Commercial mortgage loans	10,396	11,011
Commercial construction loans	5,783	5,509
Commercial leases	3,130	3,038
Total commercial loans and leases	68,275	73,372
Consumer loans:
Residential mortgage loans	21,359	17,828
Home equity	4,565	5,679
Indirect secured consumer loans	15,156	12,454
Credit card	1,783	2,230
Other consumer loans	2,979	2,848
Total consumer loans	45,842	41,039
Total average loans and leases	$114,117	114,411
Total average portfolio loans and leases (excluding loans and leases held for sale)	$108,737	112,993

Average loans and leases, including average loans and leases held for sale, decreased $294 million from December 31, 2020 as the result of a $5.1 billion, or 7%, decrease in average commercial loans and leases, partially offset by a $4.8 billion, or 12%, increase in average consumer loans.

Average commercial loans and leases decreased $5.1 billion from December 31, 2020 due to decreases in average commercial and industrial loans and average commercial mortgage loans, partially offset by increases in average commercial construction loans and average commercial leases. Average commercial and industrial loans decreased $4.8 billion, or 9%, from December 31, 2020 primarily driven by elevated revolving line of credit utilization during the year ended December 31, 2020 as well as paydowns in excess of loan originations. Average commercial mortgage loans decreased $615 million, or 6%, from December 31, 2020 as payoffs exceeded loan originations. Average commercial construction loans increased $274 million, or 5%, from December 31, 2020 as draws on existing commitments exceeded payoffs. Average commercial leases increased $92 million, or 3%, from December 31, 2020 primarily as a result of an increase in lease originations.

Average consumer loans increased $4.8 billion from December 31, 2020 due to increases in average residential mortgage loans, average indirect secured consumer loans and average other consumer loans, partially offset by decreases in average home equity and average credit card. Average residential mortgage loans increased $3.5 billion, or 20%, from December 31, 2020 primarily due to increases in residential mortgage loans held for sale as the Bancorp purchased government-guaranteed loans in forbearance programs. Average indirect secured consumer loans increased $2.7 billion, or 22%, from December 31, 2020 primarily driven by higher demand and other favorable market conditions, which contributed to increased loan production. Average other consumer loans increased $131 million, or 5%, from December 31, 2020 primarily as a result of purchases of portfolios of point-of-sale loans. Average home equity decreased $1.1 billion, or 20%, from December 31, 2020 as payoffs exceeded loan originations. Average credit card decreased $447 million, or 20%, from December 31, 2020 primarily due to the cumulative impacts from the COVID-19 pandemic, including accelerated paydown activity driven by the amount of fiscal stimulus programs and lower consumer demand for credit.

Investment Securities
The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity risk management. Total investment securities were $39.0 billion and $38.4 billion at December 31, 2021 and 2020, respectively. The taxable available-for-sale debt and other investment securities portfolio had an effective duration of 4.8 at December 31, 2021 compared to 4.4 at December 31, 2020.

Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. At December 31, 2021, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale debt and other securities. The Bancorp held an immaterial amount of below-investment grade available-for-sale debt and other securities at both December 31, 2021 and 2020.

During the year ended December 31, 2021, the Bancorp recognized $19 million of impairment losses on available-for-sale debt and other securities, included in securities (losses) gains, net, in the Consolidated Statements of Income. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

85 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At both December 31, 2021 and 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for the years ended December 31, 2021 and 2020 related to available-for-sale debt and other securities in an unrealized loss position.

Prior to adoption of ASU 2016-13 on January 1, 2020, investment securities were evaluated for OTTI with any identified OTTI recognized as a charge to income and a direct reduction of the amortized cost basis of the securities. During the year ended December 31, 2019, the Bancorp recognized $1 million of OTTI on its available-for-sale debt and other securities, included in securities (losses) gains, net, in the Consolidated Statement of Income.

The following table summarizes the end of period components of investment securities:

TABLE 23: Components of Investment Securities
As of December 31 ($ in millions)	2021	2020
Available-for-sale debt and other securities (amortized cost basis):
U.S. Treasury and federal agencies securities	$85	74
Obligations of states and political subdivisions securities	18	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	8,432	11,147
Agency commercial mortgage-backed securities	18,236	16,745
Non-agency commercial mortgage-backed securities	4,364	3,323
Asset-backed securities and other debt securities	5,287	3,152
Other securities(a)	519	524
Total available-for-sale debt and other securities	$36,941	34,982
Held-to-maturity securities (amortized cost basis):
Obligations of states and political subdivisions securities	$6	9
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$8	11
Trading debt securities (fair value):
U.S. Treasury and federal agencies securities	$84	81
Obligations of states and political subdivisions securities	32	10
Agency residential mortgage-backed securities	105	30
Asset-backed securities and other debt securities	291	439
Total trading debt securities	$512	560
Total equity securities (fair value)	$376	313
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at cost.

On an amortized cost basis, available-for-sale debt and other securities increased $2.0 billion from December 31, 2020 primarily due to increases in asset-backed securities and other debt securities and agency commercial mortgage-backed securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale debt and other securities were 20% and 19% of total interest-earning assets at December 31, 2021 and 2020, respectively. The estimated weighted-average life of the debt securities in the available-for-sale debt and other securities portfolio was 6.6 years and 5.7 years at December 31, 2021 and 2020, respectively. In addition, at December 31, 2021 and 2020 the debt securities in the available-for-sale debt and other securities portfolio had a weighted-average yield of 2.77% and 3.05%, respectively.

Information presented in Table 24 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances and reflects the impact of prepayments. Maturity and yield calculations for the total available-for-sale debt and other securities portfolio exclude other securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale debt and other securities portfolio were $1.2 billion at December 31, 2021 compared to $2.5 billion at December 31, 2020. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of the Bancorp’s investment securities portfolio generally increases when interest rates decrease or when credit spreads contract.
86 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 24: Characteristics of Available-for-Sale Debt and Other Securities
As of December 31, 2021 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life within one year	$10	10	0.1	0.01%
Average life after one year through five years	75	76	1.1	2.12
Total	$85	86	1.0	1.87%
Obligations of states and political subdivisions securities:
Average life after one year through five years	17	17	1.2	1.80
Average life after ten years	1	1	14.9	7.00
Total	$18	18	2.0	2.12%
Agency residential mortgage-backed securities:
Average life within one year	384	389	0.6	3.53
Average life after one year through five years	3,148	3,245	3.4	3.01
Average life after five years through ten years	4,141	4,343	6.6	2.98
Average life after ten years	759	805	12.7	2.93
Total	$8,432	8,782	5.7	3.01%
Agency commercial mortgage-backed securities:(a)
Average life within one year	555	569	0.5	4.16
Average life after one year through five years	6,499	6,770	3.0	3.36
Average life after five years through ten years	5,993	6,315	7.0	2.80
Average life after ten years	5,189	5,297	13.5	2.43
Total	$18,236	18,951	7.2	2.93%
Non-agency commercial mortgage-backed securities:
Average life within one year	35	35	0.7	2.94
Average life after one year through five years	3,117	3,237	3.1	3.17
Average life after five years through ten years	1,212	1,207	9.0	2.19
Total	$4,364	4,479	4.7	2.90%
Asset-backed securities and other debt securities:
Average life within one year	406	404	0.5	2.69
Average life after one year through five years	2,191	2,190	3.5	1.73
Average life after five years through ten years	1,146	1,140	6.4	1.69
Average life after ten years	1,544	1,541	16.0	1.47
Total	$5,287	5,275	7.5	1.72%
Other securities	519	519
Total available-for-sale debt and other securities	$36,941	38,110	6.6	2.77%
(a)Taxable-equivalent yield adjustments included in the above table are 0.09% and 0.03% for securities with an average life greater than 10 years and in total, respectively.

Other Short-Term Investments
Other short-term investments primarily include overnight interest-earning investments, including reserves held at the FRB. The Bancorp uses other short-term investments as part of its liquidity risk management tools. Other short-term investments were $34.6 billion and $33.4 billion at December 31, 2021 and 2020, respectively. The increase of $1.2 billion from December 31, 2020 was primarily attributable to core deposit growth, which was partially offset by loan growth and paydowns of long-term debt during the year ended December 31, 2021.

Deposits
The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Average core deposits represented 79% and 75% of the Bancorp’s average asset funding base for the years ended December 31, 2021 and 2020, respectively.

87 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the end of period components of deposits:

TABLE 25: Components of Deposits
As of December 31 ($ in millions)	2021	2020
Demand	$65,088	57,711
Interest checking	48,870	47,270
Savings	22,227	18,258
Money market	30,263	30,650
Foreign office	121	143
Total transaction deposits	166,569	154,032
CDs $250,000 or less(a)	2,486	3,740
Total core deposits	169,055	157,772
CDs over $250,000(a)	269	1,309
Total deposits	$169,324	159,081
(a)Fifth Third has elected to record CDs $250,000 or less within core deposits, consistent with minimum FDIC insurance coverage. Fifth Third had previously recorded certificates $100,000 or less as “other time” within core deposits. Prior periods have been adjusted to conform to current period presentation.

Core deposits increased $11.3 billion, or 7%, from December 31, 2020, driven by an increase in transaction deposits, partially offset by a decrease in CDs $250,000 or less. Transaction deposits increased $12.5 billion, or 8%, from December 31, 2020 primarily due to increases in demand deposits, savings deposits and interest checking deposits, partially offset by a decrease in money market deposits. Demand deposits increased $7.4 billion, or 13%, from December 31, 2020 primarily as a result of customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits during the year ended December 31, 2021. Savings deposits increased $4.0 billion, or 22%, from December 31, 2020 primarily as a result of higher balances per customer account due to the amount of fiscal stimulus as well as decreased consumer outflows. Interest checking deposits increased $1.6 billion, or 3%, from December 31, 2020 primarily as a result of higher balances per consumer customer account due to the amount of fiscal stimulus as well as decreased consumer outflows, partially offset by lower balances per commercial customer account as well as the aforementioned balance migration into demand deposits. Money market deposits decreased $387 million, or 1%, from December 31, 2020 primarily as a result of lower balances per commercial customer account, partially offset by higher balances per consumer customer account due to the amount of fiscal stimulus and decreased consumer outflows. CDs $250,000 or less decreased $1.3 billion, or 34%, from December 31, 2020 primarily due to lower offering rates.

CDs over $250,000 decreased $1.0 billion, or 79%, from December 31, 2020 primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.

The following table presents the components of average deposits for the years ended December 31:

TABLE 26: Components of Average Deposits
($ in millions)	2021	2020
Demand	$62,028	47,111
Interest checking	45,850	46,890
Savings	20,531	16,440
Money market	30,631	29,879
Foreign office	164	185
Total transaction deposits	159,204	140,505
CDs $250,000 or less(a)	3,214	5,247
Total core deposits	162,418	145,752
CDs over $250,000(a)	530	2,208
Other deposits	—	71
Total average deposits	$162,948	148,031
(a)Fifth Third has elected to record CDs $250,000 or less within core deposits, consistent with minimum FDIC insurance coverage. Fifth Third had previously recorded certificates $100,000 or less as “other time” within core deposits. Prior periods have been adjusted to conform to current period presentation.

On an average basis, core deposits increased $16.7 billion, or 11%, from December 31, 2020 due to an increase of $18.7 billion, or 13%, in average transaction deposits, partially offset by a decrease of $2.0 billion, or 39%, in average CDs $250,000 or less. The increase in average transaction deposits was primarily driven by increases in average demand deposits, average savings deposits and average money market deposits, partially offset by a decrease in average interest checking deposits. Average demand deposits increased $14.9 billion, or 32%, from December 31, 2020 primarily as a result of customers maintaining increased levels of liquidity driven by the amount of fiscal and monetary stimulus, as well as growth in the number of accounts and migration of balances from interest checking deposits. Average savings deposits increased $4.1 billion, or 25%, from December 31, 2020 primarily as a result of higher average balances per customer account due to the
88 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
amount of fiscal stimulus as well as decreased consumer outflows. Average money market deposits increased $752 million, or 3%, from December 31, 2020 primarily as a result of higher average balances per consumer customer account due to the amount of fiscal stimulus and decreased consumer outflows. Average interest checking deposits decreased $1.0 billion, or 2%, from December 31, 2020 primarily as a result of the aforementioned balance migration into demand deposits and lower average balances per commercial customer account, partially offset by higher average balances per consumer customer account due to the previously mentioned impacts of fiscal stimulus. Average CDs $250,000 or less decreased $2.0 billion, or 39%, primarily due to lower offering rates.

Average CDs over $250,000 decreased $1.7 billion, or 76%, from December 31, 2020 primarily due to maturities which were not replaced with new issuances given current market conditions and liquidity levels.
Contractual maturities
The contractual maturities of CDs as of December 31, 2021 are summarized in the following table:

TABLE 27: Contractual Maturities of CDs(a)
($ in millions)
Next 12 months	$2,267
13-24 months	272
25-36 months	100
37-48 months	68
49-60 months	44
After 60 months	4
Total CDs	$2,755
(a)Includes CDs $250,000 or less and CDs over $250,000.

Deposit insurance
The FDIC generally provides a standard amount of insurance of $250,000 per depositor, per insured bank, for each account ownership category defined by the FDIC. Depositors may qualify for coverage of accounts over $250,000 if they have funds in different ownership categories and all FDIC requirements are met. All deposits that an account holder has in the same ownership category at the same bank are added together and insured up to the standard insurance amount. As of December 31, 2021, approximately $80.2 billion of the Bancorp’s domestic deposits were uninsured, including $468 million of time deposits. Where information is not readily available to determine the amount of insured deposits, the amount of uninsured deposits is estimated, consistent with the methodologies and assumptions utilized in providing information to the Bank’s regulators.

Borrowings
The Bancorp accesses a variety of short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Total average borrowings as a percent of average interest-bearing liabilities were 13% at December 31, 2021 compared to 15% at December 31, 2020.

The following table summarizes the end of period components of borrowings:

TABLE 28: Components of Borrowings
As of December 31 ($ in millions)	2021	2020
Federal funds purchased	$281	300
Other short-term borrowings	980	1,192
Long-term debt	11,821	14,973
Total borrowings	$13,082	16,465

Total borrowings decreased $3.4 billion, or 21%, from December 31, 2020 primarily due to decreases in long-term debt and other short-term borrowings. Long-term debt decreased $3.2 billion from December 31, 2020 primarily driven by the early redemptions under the par call options of $3.2 billion of notes and $374 million of paydowns on long-term debt associated with automobile loan securitizations during the year ended December 31, 2021. These increases were partially offset by the issuance of $500 million of senior fixed-rate/floating-rate notes in November of 2021. For additional information regarding the long-term debt issuances, refer to Note 17 of the Notes to Consolidated Financial Statements. Other short-term borrowings decreased $212 million from December 31, 2020 primarily due to decreased short-term funding needs resulting from core deposit growth. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and the sources that are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 16 of the Notes to Consolidated Financial Statements.

89 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the components of average borrowings:

TABLE 29: Components of Average Borrowings
For the years ended December 31 ($ in millions)	2021	2020
Federal funds purchased	$333	385
Other short-term borrowings	1,107	1,709
Long-term debt	13,109	16,004
Total average borrowings	$14,549	18,098

Total average borrowings decreased $3.5 billion, or 20%, compared to December 31, 2020 primarily due to decreases in average long-term debt and average other short-term borrowings. Average long-term debt decreased $2.9 billion compared to December 31, 2020 primarily driven by the early redemptions under the par call options of $3.2 billion of notes and $374 million of paydowns on long-term debt associated with automobile loan securitizations during the year ended December 31, 2021. These increases were partially offset by the issuance of $500 million of senior fixed-rate/floating-rate notes in November of 2021. Average other short-term borrowings decreased $602 million compared to December 31, 2020 primarily due to decreased short-term funding needs resulting from core deposit growth as well as the Bancorp exercising repurchase options on certain loans previously sold to GNMA for which an obligation had been recognized under ASC Topic 860. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.
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

Fifth Third’s Enterprise Risk Management Framework, which is approved annually by the Capital Committee, ERMC, RCC and the Board of Directors, includes the following key elements:
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
•The Bancorp manages eight defined risk types to a prescribed appetite. The risk types are credit risk, liquidity risk, interest rate risk, price risk, legal and regulatory compliance risk, operational risk, reputation risk and strategic risk.
•The Bancorp identifies and monitors existing and potential risks that may impact the company’s risk profile, including emerging risks that create uncertainties and/or would have broad implications if materialized (e.g. global pandemics, climate change, etc.). Enhanced monitoring and action plans are implemented as necessary to proactively mitigate risk.
•Fifth Third’s Risk Management Process provides a consistent and integrated approach for managing risks. The five components of the Risk Management Process are: identify, assess, manage, monitor and report. The Bancorp has also established processes and programs to manage and report concentration risks, to ensure robust talent, performance and compensation management, and to aggregate risks across the enterprise.

Fifth Third drives accountability for managing risk through its Three Lines of Defense structure:
•The first line of defense is comprised of front-line units (and enterprise-wide functions that support front-line units) that create risk or are involved in risk-taking activities and are accountable for managing risk. These groups are the Bancorp’s primary risk takers and are responsible for implementing effective internal controls and maintaining processes for identifying, assessing, and managing the risks associated with their activities consistent with established risk appetite and limits.
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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 30: Potential Problem Portfolio Loans and Leases
As of December 31, 2021 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,587	1,589	2,842
Commercial mortgage loans	783	787	791
Commercial construction loans	339	339	357
Commercial leases	59	59	60
Total potential problem portfolio loans and leases	$2,768	2,774	4,050

TABLE 31: Potential Problem Portfolio Loans and Leases
As of December 31, 2020 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$2,641	2,651	3,687
Commercial mortgage loans	784	798	792
Commercial construction loans	240	240	252
Commercial leases	72	72	72
Total potential problem portfolio loans and leases	$3,737	3,761	4,803

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

Overview
Although the rise of Omicron and other variants of COVID-19 may present some downside risk to the economic outlook, the underlying fundamentals of the economy continue to strengthen as consumers and businesses return to more normal levels of activity. The consensus outlook expects strong economic growth in 2022 as the benefits from the extraordinary fiscal and monetary policy to fight COVID-19 continue to support strong consumer and business spending. Meanwhile, an easing of supply chain constraints is expected to alleviate some inflationary pressures and allow the Federal Reserve to tighten monetary policy at a measured pace.

Consumer demand remained robust throughout 2021 as stimulative fiscal policies, along with a strong job market and record high asset prices, helped retail sales rise 19.3% compared to 2020. Although the pace of retail sales is expected to slow from 2021, the tightness of the labor market, along with the availability of credit, is expected to continue supporting strong consumer spending in 2022.

With the economy gaining momentum, the unemployment rate declined to 3.9% as of December 2021, down from 5.9% in June 2021, and average hourly earnings increased 4.7% year-over-year. Labor supply constraints are more binding than anticipated, slowing job growth and boosting wages along with inflation. Robust demand, combined with labor shortages and supply chain constraints, is leading to more persistent inflationary pressures throughout the economy.

Monetary policy remained highly accommodative throughout 2021 with the federal funds rate at the zero lower bound and the Federal Reserve continuing its asset purchase program. With unemployment and wages continuing to improve and inflationary trends becoming more persistent, Federal Reserve officials pivoted to a tighter monetary policy in December. In addition to the potential for aggressive rate hikes, FOMC officials indicated a plan for reducing the balance sheet would be announced during 2022. Although FOMC members are concerned about the persistence of inflationary pressures in the economy, Federal Reserve officials continue to expect the factors causing the elevated inflation readings to ease in 2022 as supply chain constraints and labor markets improve.

COVID-19 Hardship Relief Programs
In response to the COVID-19 pandemic, the Bancorp began providing financial hardship relief in March 2020 to borrowers that were negatively impacted by the pandemic and its related economic impacts. For retail borrowers, these relief programs included three-month payment deferrals for non-real estate secured and unsecured portfolios, six-month payment deferrals for home equity loans and lines of credit and six-month forbearances for residential mortgages. The Bancorp also temporarily waived fees for certain products and services, suspended initiating any new repossession actions on vehicles and suspended all residential foreclosure activity. The fee waiver, repossession suspension and payment deferral programs for non-real estate secured and unsecured and home equity loans and lines of credit were discontinued early in the third quarter of 2020. However, new programs to assist consumer customers have been offered in response to the uniqueness of the economic environment. These primarily include a short-term hardship program which allows for a reduced payment amount for six months with full payments resuming thereafter or placement into a loan modification program that could include permanent rate reductions or maturity extensions. In most cases, these offers were not classified as TDRs if qualified for the TDR relief provisions provided by the CARES Act. The provisions set forth in Section 4013 of the CARES Act related to TDRs expired on January 1, 2022. Future loan modifications will be assessed based on existing TDR evaluation policies as appropriate. For further discussion on COVID-19 hardship relief programs and the Bancorp’s policies related to accounting for restructured loans, see Note 1 of the Notes to Consolidated Financial Statements. As of December 31, 2021, substantially all of these borrowers have resumed making payments except for certain residential mortgage loans which continue to be in forbearance.
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

The following table provides a summary of residential mortgage and consumer portfolio loans as of December 31, 2021, by class, that have received payment deferrals or forbearances as part of the Bancorp’s COVID-19 pandemic hardship relief programs:

TABLE 32: Residential Mortgage and Consumer Portfolio Loans Enrolled In Hardship Relief Programs
	Amortized Cost Basis of Loans and Leases				Past Due(c)
	Completed Relief Period	In Active Relief Period(a)	Total that Have Received Payment Relief(b)
December 31, 2021 ($ in millions)				Current(c)	30-89 Days	90 Days or More	Total Past Due
Residential mortgage loans(b)	$966	63	1,029	849	19	161	180
Consumer loans:
Home equity	155	1	156	144	4	8	12
Indirect secured consumer loans(d)	655	58	713	668	40	5	45
Credit card	74	9	83	71	6	6	12
Other consumer loans	87	3	90	87	3	—	3
Total residential mortgage and consumer portfolio loans	$1,937	134	2,071	1,819	72	180	252
(a)Includes loans that are still in the initial payment relief period and loans that have requested additional relief.
(b)Excludes $490 of loans previously sold to GNMA that the Bancorp had the option to repurchase as a result of forbearance, all of which were repurchased and are classified as held for sale.
(c)For loans which are still in an active relief period, past due status is based on the borrower’s status as of March 1, 2020, as adjusted based on the borrower’s compliance with modified loan terms.
(d)Indirect secured consumer loans which are still in an active relief period as of December 31, 2021 are required to make payments but at a reduced amount from original contractual terms.

As of December 31, 2021, $1.0 billion of the Bancorp’s residential mortgage portfolio loans had been enrolled in a COVID-19 forbearance program (either active or completed). These loans had a weighted-average FICO score of approximately 687 and a weighted-average origination LTV of approximately 81%. Approximately 75% of these borrowers made at least one payment since entering forbearance and 82% of balances are reported as current as of December 31, 2021. The Bancorp had $63 million of these loans in an active relief period as of December 31, 2021 and these loans had a weighted-average FICO score of approximately 632 and a weighted-average origination LTV of approximately 84%. Approximately one third of borrowers in an active forbearance period have made at least one payment since entering forbearance and approximately 62% of the residential mortgage loans still in an active relief period have completed the initial six-month forbearance period and have requested an extended forbearance.
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

The following table presents industries impacted the most severely within the Bancorp’s commercial and industrial and commercial real estate loan portfolios as of December 31, 2021:

TABLE 33: Industries Impacted the Most Severely by the COVID-19 Pandemic
($ in millions)	Balance	Exposure	Industry Classification(b)
Commercial and industrial loans:(a)
Leisure and recreation(c)	$3,464	7,518	Accommodation and food / Entertainment and recreation
Retail - non-essential	760	3,415	Retail trade
Healthcare	1,295	2,051	Healthcare
Leisure travel	360	544	Transportation and warehousing
Total commercial and industrial loans	5,879	13,528
Commercial real estate owner-occupied loans:
Leisure and recreation(c)	350	399	Accommodation and food / Entertainment and recreation
Retail - non-essential	93	103	Real estate
Healthcare	1,501	1,713	Healthcare
Total commercial real estate owner-occupied loans	1,944	2,215
Commercial real estate nonowner-occupied loans:
Leisure and recreation(c)	1,794	1,993	Accommodation and food / Entertainment and recreation
Retail - non-essential	814	841	Real estate
Healthcare	125	143	Healthcare
Total commercial real estate nonowner-occupied loans:	2,733	2,977
Total	$10,556	18,720
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

95 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans and leases held for sale)
	2021			2020
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,131	22,082	82	10,699	21,986	68
Real estate	10,370	16,067	37	11,416	16,865	143
Financial services and insurance	9,196	18,562	—	6,868	15,113	—
Business services	5,149	9,481	23	5,344	9,114	66
Healthcare	5,011	7,608	6	5,168	7,874	41
Wholesale trade	4,733	9,266	6	4,204	7,990	25
Accommodation and food	4,354	7,089	28	4,166	6,600	35
Retail trade	4,053	10,001	2	3,651	8,871	6
Communication and information	2,969	6,665	24	3,128	5,802	39
Construction	2,918	6,111	6	2,631	6,053	4
Transportation and warehousing	2,774	4,628	8	2,846	4,596	13
Mining	2,512	5,023	16	2,626	4,171	94
Utilities	1,446	3,698	—	1,162	3,011	—
Entertainment and recreation	1,401	2,948	86	2,248	3,537	84
Other services	1,140	1,501	8	1,362	1,770	7
Public administration	606	856	3	880	1,428	—
Agribusiness	355	616	1	394	616	10
Other	89	90	1	127	129	2
Individuals	61	93	—	77	123	1
Total	$70,268	132,385	337	68,997	125,649	638
By Loan Size:
Less than $1 million	5%	3	14	7	5	10
$1 million to $5 million	8	6	14	9	7	18
$5 million to $10 million	6	5	8	7	6	14
$10 million to $25 million	15	14	42	18	16	27
$25 million to $50 million	24	24	22	24	23	31
Greater than $50 million	42	48	—	35	43	—
Total	100%	100	100	100	100	100
By State:
Illinois	11%	9	29	14	12	28
Ohio	10	12	4	11	12	4
Florida	8	7	2	8	7	1
California	8	8	2	7	7	1
Texas	8	8	6	7	7	10
Michigan	6	5	9	6	6	7
Indiana	3	4	2	4	4	1
Georgia	3	4	8	3	4	7
Tennessee	3	3	3	2	3	1
North Carolina	2	2	1	3	2	3
Kentucky	2	2	1	2	2	4
South Carolina	2	1	—	2	1	—
Other	34	35	33	31	33	33
Total	100%	100	100	100	100	100

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

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2021 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$166	416	3,164
Commercial mortgage nonowner-occupied loans	46	120	4,197
Total	$212	536	7,361

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2020 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$121	310	3,209
Commercial mortgage nonowner-occupied loans	51	72	4,757
Total	$172	382	7,966

The Bancorp views non-owner-occupied commercial real estate as a higher credit risk product compared to some other commercial loan portfolios due to the higher volatility of the industry.

The following tables provide an analysis of nonowner-occupied commercial real estate loans by state (excluding loans held for sale):

TABLE 37: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2021 ($ in millions)					For the Year Ended December 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Illinois	$1,498	1,711	—	21	2
Ohio	1,165	1,536	—	—	—
Florida	1,126	1,753	—	—	—
Michigan	844	1,049	—	—	—
Texas	735	1,132	—	—	—
Georgia	326	766	—	—	—
Indiana	307	563	—	—	—
North Carolina	239	403	—	1	—
All other states	3,847	5,330	—	10	(3)
Total	$10,087	14,243	—	32	(1)
(a)Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.
97 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 38: Nonowner-Occupied Commercial Real Estate (excluding loans held for sale)(a)
As of December 31, 2020 ($ in millions)					For the Year Ended December 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Illinois	$2,099	2,464	1	45	5
Ohio	1,072	1,597	—	4	—
Florida	1,272	1,844	—	—	—
Michigan	803	1,005	—	1	—
Texas	556	930	—	—	—
Georgia	375	798	—	1	—
Indiana	264	544	—	—	—
North Carolina	423	544	—	2	—
All other states	4,166	5,849	—	25	36
Total	$11,030	15,575	1	78	41
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

The Bancorp does not originate residential mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Within the ARM portfolio, approximately $520 million of ARM loans will have rate resets during the next twelve months. Of these resets, 75% are expected to experience an increase in rate, with an average increase of approximately 0.25%. Underlying characteristics of these borrowers are relatively strong with a weighted-average origination DTI of 36% and weighted-average origination LTV of 74%.

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

The Bancorp continues to work with borrowers that are experiencing financial difficulties by utilizing GSE-defined loss mitigation programs which include modifications, payment deferrals and forbearance programs. Additionally, the Bancorp follows GSE guidance related to foreclosure activities which have resumed since October 2021.

98 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 39: Residential Mortgage Portfolio Loans by LTV at Origination
	2021		2020
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 80%	$12,207	62.5%	$11,336	65.2%
LTV > 80%, with mortgage insurance(a)	2,227	94.9	2,535	95.5
LTV > 80%, no mortgage insurance	1,963	90.8	2,057	91.1
Total	$16,397	70.9%	$15,928	73.9%
(a)Includes loans with either borrower or lender paid mortgage insurance.

The following tables provide an analysis of the residential mortgage portfolio loans outstanding by state with a greater than 80% LTV at origination and no mortgage insurance:

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2021 ($ in millions)				For the Year Ended December 31, 2021
	Outstanding	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$460	5	4	—
Illinois	398	3	2	(1)
Florida	305	2	1	—
Michigan	153	2	—	—
Indiana	135	2	—	—
North Carolina	134	—	—	—
Kentucky	104	1	—	—
All other states	274	3	1	—
Total	$1,963	18	8	(1)

TABLE 41: Residential Mortgage Portfolio Loans, LTV Greater Than 80% at Origination, No Mortgage Insurance
As of December 31, 2020 ($ in millions)				For the Year Ended December 31, 2020
	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$459	4	4	2
Illinois	410	3	1	—
Florida	306	1	2	—
Michigan	180	2	1	—
Indiana	147	1	1	—
North Carolina	139	2	—	—
Kentucky	92	1	—	—
All other states	324	3	2	—
Total	$2,057	17	11	2

Home equity portfolio
The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity. Approximately 48% of the outstanding balances of the Bancorp’s portfolio of home equity lines of credit have a balloon structure at maturity. Peak maturity years for the balloon home equity lines of credit are 2025 to 2028 and approximately 20% of the balances mature before 2025.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with an LTV of 80% or less based upon appraisals at origination. For additional information on these loans, refer to Table 43 and Table 44. Of the total $4.1 billion of outstanding home equity loans:
•80% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2021;
•42% are in senior lien positions and 58% are in junior lien positions at December 31, 2021;
•78% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2021; and
•The portfolio had a weighted-average refreshed FICO score of 742 at December 31, 2021.

The Bancorp actively manages lines of credit and makes adjustments in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTVs after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A and Note 1 of the Notes to Consolidated Financial Statements for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score:

TABLE 42: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	2021		2020
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 659	$143	3%	$174	3%
FICO 660-719	228	6	284	6
FICO ≥ 720	1,333	33	1,546	30
Total senior liens	1,704	42	2,004	39
Junior Liens:
FICO ≤ 659	245	6	339	6
FICO 660-719	430	10	610	12
FICO ≥ 720	1,705	42	2,230	43
Total junior liens	2,380	58	3,179	61
Total	$4,084	100%	$5,183	100%
The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 43: Home Equity Portfolio Loans Outstanding by LTV at Origination
	2021		2020
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
Senior Liens:
LTV ≤ 80%	$1,485	53.5%	$1,728	53.8%
LTV > 80%	219	88.8	276	89.1
Total senior liens	1,704	58.3	2,004	58.8
Junior Liens:
LTV ≤ 80%	1,479	66.4	1,864	66.5
LTV > 80%	901	89.7	1,315	89.8
Total junior liens	2,380	76.0	3,179	77.1
Total	$4,084	68.4%	$5,183	69.8%

100 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide an analysis of home equity portfolio loans outstanding by state with a combined LTV greater than 80% at origination:

TABLE 44: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2021 ($ in millions)					For the Year Ended December 31, 2021
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net (Recoveries) Charge-offs
By State:
Ohio	$351	894	—	8	—
Michigan	190	468	—	4	(1)
Illinois	181	373	1	5	(1)
Indiana	108	256	—	3	—
Kentucky	89	223	—	2	—
Florida	79	170	—	1	(1)
All other states	122	275	—	4	(1)
Total	$1,120	2,659	1	27	(4)

TABLE 45: Home Equity Portfolio Loans Outstanding with an LTV Greater than 80% at Origination
As of December 31, 2020 ($ in millions)					For the Year Ended December 31, 2020
	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
By State:
Ohio	$493	1,109	—	9	1
Michigan	283	590	—	4	(1)
Illinois	251	468	2	7	—
Indiana	148	318	—	3	—
Kentucky	126	280	—	1	—
Florida	113	220	—	3	—
All other states	177	347	—	4	—
Total	$1,591	3,332	2	31	—

Indirect secured consumer portfolio
The indirect secured consumer portfolio is comprised of $15.4 billion of automobile loans and $1.3 billion of indirect motorcycle, powersport, recreational vehicle and marine loans as of December 31, 2021. All concentration and guideline changes are monitored monthly to ensure alignment with original credit performance and return projections.

The following table provides an analysis of indirect secured consumer portfolio loans outstanding disaggregated based upon FICO score at origination:

TABLE 46: Indirect Secured Consumer Portfolio Loans Outstanding by FICO Score at Origination
	2021		2020
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$312	2%	$417	3%
FICO 660-719	3,745	22	3,568	26
FICO ≥ 720	12,726	76	9,668	71
Total	$16,783	100%	$13,653	100%

As of December 31, 2021, 93% of the indirect secured consumer loan portfolio is comprised of automobile loans, powersport loans and motorcycle loans. It is a common industry practice to advance on these types of loans an amount in excess of the collateral value due to the inclusion of negative equity trade-in, maintenance/warranty products, taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The remainder of the indirect secured consumer loan portfolio is comprised of marine and recreational vehicle loans. The Bancorp’s credit policies limit the maximum advance rate on these to 100% of collateral value.

101 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an analysis of indirect secured consumer portfolio loans outstanding by LTV at origination:

TABLE 47: Indirect Secured Consumer Portfolio Loans Outstanding by LTV at Origination
	2021		2020
As of December 31 ($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$12,327	79.5%	$9,371	80.3%
LTV > 100%	4,456	111.1	4,282	112.7
Total	$16,783	88.1%	$13,653	90.8%

The following table provides an analysis of the Bancorp’s indirect secured consumer portfolio loans outstanding with an LTV greater than 100% at origination as of and for the years ended:

TABLE 48: Indirect Secured Consumer Portfolio Loans Outstanding with an LTV Greater than 100% at Origination
($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
December 31, 2021	$4,456	6	16	11
December 31, 2020	4,282	6	10	26

Credit card portfolio
The credit card portfolio consists of predominantly prime accounts with 98% and 97% of balances existing within the Bancorp’s footprint at December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and 2020, 72% and 69%, respectively, of the outstanding balances were originated through branch-based relationships with the remainder coming from direct mail campaigns and online acquisitions.

The following table provides an analysis of outstanding credit card portfolio disaggregated based upon FICO score at origination:

TABLE 49: Credit Card Portfolio Loans Outstanding by FICO Score at Origination
	2021		2020
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
FICO ≤ 659	$82	5%	$94	5%
FICO 660-719	518	29	654	32
FICO ≥ 720	1,166	66	1,259	63
Total	$1,766	100%	$2,007	100%

Other consumer portfolio loans
Other consumer portfolio loans are comprised of secured and unsecured loans originated through the Bancorp’s branch network as well as point-of-sale loans originated or purchased in connection with third-party financial technology companies. The Bancorp had $226 million in unfunded commitments associated with loans originated in connection with third-party financial technology companies as of December 31, 2021. The Bancorp closely monitors the credit performance of point-of-sale loans. Loans originated in connection with one third-party financial technology company are impacted by certain credit loss protection coverage provided by that company. In the event that the origination agreement with this third-party technology company is terminated, loans with an outstanding balance of $1.3 billion at December 31, 2021 would become subject to a 90-day call option that gives the third-party technology company the right, but not the obligation, to purchase loans from the Bancorp at a price equal to 100% of the principal amount plus accrued and unpaid interest less service fees.

The following table provides an analysis of other consumer portfolio loans outstanding by product type:

TABLE 50: Other Consumer Portfolio Loans Outstanding by Product Type
	2021		2020
As of December 31 ($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Unsecured	$491	18%	$683	23%
Other secured	797	29	774	26
Point-of-sale	1,464	53	1,557	51
Total	$2,752	100%	$3,014	100%

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

Nonperforming assets were $542 million at December 31, 2021 compared to $870 million at December 31, 2020. At December 31, 2021, $15 million of nonaccrual loans were held for sale, compared to $6 million at December 31, 2020.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.47% as of December 31, 2021 compared to 0.79% as of December 31, 2020. Nonaccrual loans and leases secured by real estate were 33% of nonaccrual loans and leases as of December 31, 2021 compared to 36% as of December 31, 2020.

Portfolio commercial nonaccrual loans and leases were $337 million at December 31, 2021, a decrease of $301 million from December 31, 2020. Portfolio consumer nonaccrual loans were $161 million at December 31, 2021, a decrease of $35 million from December 31, 2020. Refer to Table 52 for a rollforward of the portfolio nonaccrual loans and leases.

OREO and other repossessed property was $29 million at December 31, 2021, compared to $30 million at December 31, 2020. The Bancorp recognized $6 million and $7 million in losses on the transfer, sale or write-down of OREO properties during the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, approximately $33 million and $38 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

103 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: Summary of Nonperforming Assets and Delinquent Loans and Leases
As of December 31 ($ in millions)	2021	2020
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$116	230
Commercial mortgage loans	42	82
Commercial construction loans	6	—
Commercial leases	4	7
Residential mortgage loans(a)	10	25
Home equity	47	52
Indirect secured consumer loans	5	9
Other consumer loans	1	2
Nonaccrual portfolio restructured loans:
Commercial and industrial loans	163	243
Commercial mortgage loans	6	75
Commercial construction loans	—	1
Residential mortgage loans(a)	23	35
Home equity	30	34
Indirect secured consumer loans	22	7
Credit card	23	32
Total nonaccrual portfolio loans and leases(b)	498	834
OREO and other repossessed property	29	30
Total nonperforming portfolio loans and leases and OREO	527	864
Nonaccrual loans held for sale	15	5
Nonaccrual restructured loans held for sale	—	1
Total nonperforming assets	$542	870
Portfolio loans and leases 90 days past due and still accruing:
Commercial and industrial loans	$17	39
Commercial mortgage loans	1	8
Commercial construction loans	1	—
Commercial leases	—	1
Residential mortgage loans(a)	72	70
Home equity	1	2
Indirect secured consumer loans	9	10
Credit card	15	31
Other consumer loans	1	2
Total portfolio loans and leases 90 days past due and still accruing	$117	163
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.47%	0.79
Nonperforming portfolio loans and leases as a percent of portfolio loans and leases	0.44	0.77
ACL as a percent of nonperforming portfolio loans and leases	416	315
ACL as a percent of nonperforming portfolio assets	394	304
(a)Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $349 and $317 as of December 31, 2021 and 2020, respectively. The Bancorp recognized losses of $2 and $3 for the years ended December 31, 2021 and 2020, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2021 and 2020, respectively, of which $11 and $17 were restructured nonaccrual government insured commercial loans at December 31, 2021 and 2020, respectively.

104 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$638	60	136	834
Transfers to nonaccrual status	239	43	163	445
Transfers to accrual status	(27)	(68)	(88)	(183)
Transfers to held for sale	(90)	—	—	(90)
Loan paydowns/payoffs	(333)	(1)	(54)	(388)
Transfers to OREO	(1)	(2)	—	(3)
Charge-offs	(119)	—	(30)	(149)
Draws/other extensions of credit	30	1	1	32
Balance, end of period	$337	33	128	498

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
For the year ended December 31, 2020 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$397	91	130	618
Transfers to nonaccrual status	794	136	170	1,100
Transfers to accrual status	(34)	(149)	(85)	(268)
Transfers to held for sale	(46)	—	—	(46)
Loan paydowns/payoffs	(216)	(8)	(47)	(271)
Transfers to OREO	(1)	(7)	—	(8)
Charge-offs	(282)	(3)	(34)	(319)
Draws/other extensions of credit	26	—	2	28
Balance, end of period	$638	60	136	834

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

Consumer restructured loans on accrual status totaled $675 million and $796 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, the percentages of restructured residential mortgage loans, home equity and credit card that are past due 30 days or more from their modified terms were 29%, 20% and 27%, respectively.

105 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables summarize portfolio TDRs by loan type and delinquency status:

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of December 31, 2021 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(a)	$156	—	1	169	326
Residential mortgage loans(b)	328	17	92	23	460
Home equity	141	5	1	30	177
Indirect secured consumer loans	66	4	—	22	92
Credit card	18	3	—	23	44
Total	$709	29	94	267	1,099
(a)Excludes restructured nonaccrual loans held for sale.
(b)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2021, these advances represented $144 of current loans, $14 of 30-89 days past due loans and $69 of 90 days or more past due loans.

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

Analysis of Net Loan Charge-offs
Net charge-offs were 16 bps and 42 bps of average portfolio loans and leases for the years ended December 31, 2021 and 2020, respectively. Table 56 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 10 bps during the year ended December 31, 2021, compared to 36 bps during the year ended December 31, 2020. The decrease was primarily due to decreases in net charge-offs on commercial and industrial loans and commercial mortgage loans of $138 million and $37 million, respectively, compared to the same period in the prior year.

The ratio of consumer loan net charge-offs to average portfolio consumer loans decreased to 26 bps for the year ended December 31, 2021 compared to 52 bps for the year ended December 31, 2020. The decrease was primarily due to decreases in net charge-offs on credit card and indirect secured consumer loans of $56 million and $18 million, respectively, compared to the same period in the prior year. The decreases for the year ended December 31, 2021 included the impact of government stimulus programs and the Bancorp’s hardship programs. Additionally, the Bancorp continued to see increased used car values which has directly impacted loss severity during 2021.

106 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 56: Summary of Credit Loss Experience
For the years ended December 31 ($ in millions)	2021	2020	2019
Losses charged-off:
Commercial and industrial loans	$(103)	(210)	(120)
Commercial mortgage loans	(13)	(46)	—
Commercial leases	(3)	(26)	(7)
Residential mortgage loans	(3)	(9)	(9)
Home equity	(7)	(14)	(28)
Indirect secured consumer loans	(51)	(67)	(81)
Credit card	(91)	(147)	(156)
Other consumer loans(a)	(73)	(92)	(109)
Total losses charged-off	$(344)	(611)	(510)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$43	12	17
Commercial mortgage loans	5	1	2
Commercial leases	4	3	—
Residential mortgage loans	7	7	5
Home equity	11	9	10
Indirect secured consumer loans	37	35	31
Credit card	21	21	22
Other consumer loans(a)	42	52	54
Total recoveries of losses previously charged-off	$170	140	141
Net losses charged-off:
Commercial and industrial loans	$(60)	(198)	(103)
Commercial mortgage loans	(8)	(45)	2
Commercial leases	1	(23)	(7)
Residential mortgage loans	4	(2)	(4)
Home equity	4	(5)	(18)
Indirect secured consumer loans	(14)	(32)	(50)
Credit card	(70)	(126)	(134)
Other consumer loans	(31)	(40)	(55)
Total net losses charged-off	$(174)	(471)	(369)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.12%	0.37	0.20
Commercial mortgage loans	0.08	0.41	(0.02)
Commercial leases	(0.02)	0.76	0.21
Total commercial loans and leases	0.10%	0.36	0.16
Residential mortgage loans	(0.03)	0.02	0.03
Home equity	(0.09)	0.08	0.28
Indirect secured consumer loans	0.09	0.26	0.48
Credit card	3.93	5.63	5.49
Other consumer loans	1.06	1.39	2.16
Total consumer loans	0.26%	0.52	0.68
Total net losses charged-off as a percent of average portfolio loans and leases	0.16%	0.42	0.35
(a)For the years ended December 31, 2021, 2020 and 2019, the Bancorp recorded $33, $42 and $48, respectively, in both losses charged off and recoveries of losses charged off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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
107 Fifth Third Bancorp

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

108 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 2021 ACL
The ACL as of December 31, 2021 was impacted by several factors, including continued improvement in credit quality, a relatively stable Baseline and Upside economic outlook, and some deterioration observed in the forecast for the Downside scenario. As a result of these factors, the Bancorp incorporated a combination of quantitative model-based estimates and qualitative adjustments. For the quantitative estimates, the Bancorp incorporated three scenarios developed by the third party in November 2021 that included estimates of the expected impacts of the changes in economic conditions caused by the COVID-19 pandemic. The Baseline scenario was assigned a probability weighting of 60%, with a more favorable scenario (Upside) assigned a probability weighting of 20% and a less favorable scenario (Downside) assigned a probability of 20%. The Baseline scenario assumed that the worst of the Delta variant of COVID-19 had passed and that a $1.75 trillion Build Back Better deal would be approved by the U.S. Congress. In the fourth quarter of 2021, the real GDP growth forecast in the Baseline scenario is now expected to be 6.6% at an annualized rate versus 6.3% in the prior quarter. The Baseline scenario also assumes an average unemployment rate of 4.5% in the fourth quarter of 2021, increasing to 5.4% in 2022. The Upside scenario assumes that additional stimulus will boost the economy more than expected, resulting in improved consumer sentiment and increased spending. The Upside scenario also assumes that on an average annual basis, the change in real GDP is 6.2% in 2022 and 2.7% in 2023, and a full-employment rate is expected to be achieved by the second quarter of 2022. The Downside scenario includes increasing cases of COVID-19 as a result of the emergence of vaccine-resistant virus variants along with resultant government restrictions. This results in a reduction in consumer spending on travel, retail, and hotels, rising unemployment rates, and the economy dropping into recession in the first quarter of 2022. The Downside scenario assumes that real GDP will decline through the third quarter of 2022, with the change in real GDP on an average annual basis at 5.1% in 2021 and (0.9%) in 2022. The Downside scenario unemployment rate peaks at 9.0% in the first quarter of 2023.

The Bancorp’s quantitative credit loss models are sensitive to changes in economic forecast assumptions over the reasonable and supportable forecast period. Applying a 100% probability weighting to the Downside scenario rather than using the probability-weighted three scenario approach would result in an increase in the quantitative ACL of approximately $960 million. This sensitivity calculation only reflects the impact of changing the probability weighting of the scenarios in the quantitative credit loss models and excludes any additional considerations associated with the qualitative component of the ACL that might be warranted if probability weights were adjusted.

At December 31, 2021, the qualitative component of the ACL included consideration of certain factors that represent emerging risks specifically associated with the current economic environment and the COVID-19 pandemic. These considerations resulted in qualitative adjustments to increase the ACL, primarily related to commercial borrowers experiencing prolonged distress and commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic.

The following table provides a rollforward of the Bancorp’s ACL:

TABLE 57: Changes in Allowance for Credit Losses
For the years ended December 31 ($ in millions)	2021	2020	2019(b)
ALLL:
Balance, beginning of period	$2,453	1,202	1,103
Losses charged-off(a)	(344)	(611)	(510)
Recoveries of losses previously charged-off(a)	170	140	141
(Benefit from) provision for loan and lease losses	(387)	1,079	468
Impact of adoption of ASU 2016-13	—	643	—
Balance, end of period	$1,892	2,453	1,202
Reserve for unfunded commitments:
Balance, beginning of period	$172	144	131
Provision for the reserve for unfunded commitments	10	18	5
Impact of adoption of ASU 2016-13	—	10	—
Reserve for acquired unfunded commitments	—	—	8
Balance, end of period	$182	172	144
(a)For the years ended December 31, 2021, 2020 and 2019, the Bancorp recorded $33, $42 and $48, respectively, in both losses charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.
(b)The ALLL and Reserve for unfunded commitments were calculated under the incurred loss methodology for periods ending prior to January 1, 2020.

109 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table provides an attribution of the Bancorp’s ALLL to portfolio loans and leases:

TABLE 58: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
As of December 31 ($ in millions)	2021	2020
Attributed ALLL:
Commercial and industrial loans	$711	901
Commercial mortgage loans	304	402
Commercial construction loans	72	124
Commercial leases	15	29
Residential mortgage loans	235	294
Home equity	123	201
Indirect secured consumer loans	119	131
Credit card	209	252
Other consumer loans	104	119
Total ALLL	$1,892	2,453
Portfolio loans and leases:
Commercial and industrial loans	$51,659	49,665
Commercial mortgage loans	10,316	10,602
Commercial construction loans	5,241	5,815
Commercial leases	3,052	2,915
Residential mortgage loans	16,397	15,928
Home equity	4,084	5,183
Indirect secured consumer loans	16,783	13,653
Credit card	1,766	2,007
Other consumer loans	2,752	3,014
Total portfolio loans and leases	$112,050	108,782
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.38%	1.81
Commercial mortgage loans	2.95	3.79
Commercial construction loans	1.37	2.13
Commercial leases	0.49	0.99
Residential mortgage loans	1.43	1.85
Home equity	3.01	3.88
Indirect secured consumer loans	0.71	0.96
Credit card	11.83	12.56
Other consumer loans	3.78	3.95
Total ALLL as a percent of portfolio loans and leases	1.69%	2.25
Total ACL as a percent of portfolio loans and leases	1.85	2.41

The Bancorp’s ALLL may vary significantly from period to period based on changes in economic conditions, economic forecasts and the composition and credit quality of the Bancorp’s loan and lease portfolio. For additional information on the Bancorp’s methodology for measuring the ACL, refer to Note 1 of the Notes to Consolidated Financial Statements.
110 Fifth Third Bancorp

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

As of December 31, 2021, the Bancorp’s interest rate risk exposure is governed by a risk framework that utilizes the change in NII over 12-month and 24-month horizons assuming a 200 bps parallel ramped increase in interest rates. Given the unlikely probability associated with a potential negative rate environment, the Bancorp does not have a policy limit for scenarios that include negative rates. Therefore, the Bancorp has no policy limit for a scenario with a decrease in interest rates currently in effect as the Federal Funds target range is currently between zero and 25 basis points. However, the Bancorp routinely analyzes various potential and extreme scenarios, including parallel ramps and shocks as well as steepening and other non-parallel shifts in rates, including negative rate scenarios, to assess where risks to net interest income persist or develop as changes in the balance sheet and market rates evolve. Additionally, the Bancorp routinely evaluates its exposures to changes in the bases between interest rates. The ongoing COVID-19 pandemic has caused significant changes to interest rates, volatilities and the composition of the Bancorp’s balance sheet, including significant increases in deposit funding related to stimulus programs, which has resulted in an excess liquidity position. The excess liquidity is likely to continue negatively impacting net interest margin if short-term interest rates hold steady or move lower but these negative impacts may be partially offset by the amortization of fees related to PPP loans and investment opportunities should the yield curve steepen.

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
111 Fifth Third Bancorp

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Bancorp deposit rates will change for a given change in short-term market rates. At December 31, 2021, dynamic deposit beta models were implemented and utilized to adjust assumed pricing sensitivity depending on market rate levels. This change preserves alignment to prior rate hike cycles and adjusts expectations for a wide range of scenarios. Using this approach, the Bancorp’s NII sensitivity modeling assumes weighted-average rising-rate interest-bearing deposit betas at the end of the ramped parallel scenarios of 30% and 36%, for a 100 bps and 200 bps increase in rates, respectively. In the event of further rate cuts by the FRB into negative territory, this approach assumes a weighted-average falling-rate interest-bearing deposit beta at the end of the ramped 25 bps decrease in rates of 13% at December 31, 2021, while maintaining that deposit rates themselves will not become negative. In addition, the modeling assumes there is no lag between the timing of changes in market rates and the timing of deposit repricing despite such timing lags having occurred in prior rate cycles.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also regularly monitors the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.
The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 59: Estimated NII Sensitivity Profile and ALCO Policy Limits
	2021				2020
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	10.68%	20.60	(4.00)	(6.00)	2.93%	7.73	(4.00)	(6.00)
+ 100 Ramp over 12 months	6.13	12.66	N/A	N/A	1.69	4.95	N/A	N/A
–25 Ramp over 3 months	(2.12)	(2.99)	N/A	N/A	(1.93)	(2.88)	N/A	N/A

At December 31, 2021, the Bancorp’s NII would benefit significantly in both year one and year two under the parallel rate ramp increases. The Bancorp maintains an asymmetric NII sensitivity profile, which is attributable to the level of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, exceeding the level of floating-rate liabilities due to the increased amount of deposit rates near zero in this low interest rate environment and other fixed-rate borrowings. Reductions in the yield of the commercial loan portfolio would be expected to be only partially offset by a decline in the cost of interest-bearing deposits in a falling-rate scenario. However, proactive management of the securities and derivatives portfolios has reduced the ongoing near-term risk to declining market rates and provided significant protection from the decline in rates experienced as the COVID-19 pandemic unfolded. The changes in the estimated NII sensitivity profile compared to December 31, 2020 were primarily attributable to a revision of the static deposit beta assumptions in the first quarter of 2021, which were further refined during the fourth quarter of 2021 with the dynamic beta implementation mentioned previously. Continued increases in noninterest-bearing and low-cost interest-bearing deposits were also large contributors.

Tables 60 and 61 provide the sensitivity of the Bancorp’s estimated NII profile at December 31, 2021 to changes to certain deposit balance and deposit repricing sensitivity (betas) assumptions.

The following table includes the Bancorp’s estimated NII sensitivity profile with an immediate $5 billion decrease and an immediate $5 billion increase in demand deposit balances as of December 31, 2021:

TABLE 60: Estimated NII Sensitivity Profile at December 31, 2021 with a $5 Billion Change in Demand Deposit Assumption
	% Change in NII (FTE)
	Immediate $5 Billion Balance Decrease		Immediate $5 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	9.61%	18.48	11.74	22.72
+ 100 Ramp over 12 months	5.60	11.60	6.66	13.72
–25 Ramp over 3 months	(2.37)	(3.26)	(1.88)	(2.73)

112 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table includes the Bancorp’s estimated NII sensitivity profile with a 25% increase and a 25% decrease to the corresponding deposit beta assumptions as of December 31, 2021:

TABLE 61: Estimated NII Sensitivity Profile at December 31, 2021 with Deposit Beta Assumptions Changes
	% Change in NII (FTE)
	Betas 25% Higher(a)		Betas 25% Lower(b)
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+ 200 Ramp over 12 months	8.79%	16.85	12.56	24.36
+ 100 Ramp over 12 months	5.34	11.14	6.93	14.18
–25 Ramp over 3 months	(2.08)	(2.95)	(2.16)	(3.03)
(a)Includes weighted-average dynamic interest-bearing deposit betas of 45%, 37%, and 17% in the order of scenarios shown top to bottom.
(b)Includes weighted-average dynamic interest-bearing deposit betas of 27%, 22%, and 10% in the order of scenarios shown top to bottom.

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 62: Estimated EVE Sensitivity Profile
	2021		2020
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+ 200 Shock	4.51%	(12.00)	(0.05)%	(12.00)
+ 100 Shock	3.16	N/A	0.64	N/A
–25 Shock	(1.24)	N/A	(0.92)	N/A

The EVE sensitivity is significantly positive in a +200 bps rising-rate scenario at December 31, 2021. The changes in the estimated EVE sensitivity profile from December 31, 2020 were primarily related to a revision of the static deposit beta assumptions in the first quarter of 2021, which were further refined during the fourth quarter of 2021 with the dynamic beta implementation mentioned previously. Continued growth in noninterest-bearing and low-cost interest-bearing deposits were also large contributors. These items were partially offset by continued repositioning of the investment portfolio into securities with less principal cash flows in the near term.

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

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, LIBOR, SOFR, Prime Rate and other basis risks, yield curve twist risks and embedded options risks. In addition, the impacts on NII on an FTE basis and EVE of extreme changes in interest rates are modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

Tables 63 and 64 show all swap and floor positions that are utilized for purposes of managing the Bancorp’s exposures to the variability of interest rates. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index, to hedge the exposure to changes in fair value of a recognized asset attributable to changes in
113 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the benchmark interest rate or to hedge forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The volume, maturity and mix of portfolio swaps change frequently as the Bancorp adjusts its broader interest rate risk management objectives and the balance sheet positions to be hedged. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Consolidated Financial Statements.

The following tables present additional information about the interest rate swaps and floors used in Fifth Third’s asset and liability management activities:

TABLE 63: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2021 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	(1)	2.0	3.02%	1 ML
Interest rate swaps related to commercial mortgage and commercial construction loans – cash flow – receive-fixed	4,000	—	3.1	0.99	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	391	8.4	4.93	1 ML / 3 ML
Interest rate swaps related to available-for-sale debt and other securities – fair value – receive-floating / pay-fixed	445	7	7.4	2.40	1 ML
Total interest rate swaps	$14,400	$397
Interest rate floors – cash flow – receive-fixed	$3,000	122	3.0	2.25	1 ML

TABLE 64: Weighted-Average Maturity, Receive Rate and Pay Rate on Qualifying Hedging Instruments
As of December 31, 2020 ($ in millions)	Notional Amount	Fair Value	Remaining (years)	Fixed Rate	Index
Interest rate swaps related to C&I loans – cash flow – receive-fixed	$8,000	14	3.0	3.02%	1 ML
Interest rate swaps related to long-term debt – fair value – receive-fixed	1,955	528	8.1	5.35	1 ML / 3 ML
Total interest rate swaps	$9,955	542
Interest rate floors – cash flow – receive-fixed	$3,000	244	4.0	2.25	1 ML

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

The Bancorp also enters into derivative contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of the counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of interest rate volatility and credit equivalent exposure on these contracts and counterparty credit approvals performed by independent risk management. For further information, including the notional amount and fair values of these derivatives, refer to Note 14 of the Notes to Consolidated Financial Statements.

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

114 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases, excluding interest receivable, disaggregated by scheduled principal repayment, as of December 31, 2021:

TABLE 65: Cash Flows from Portfolio Loans and Leases
($ in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 15 years	Due after 15 years	Total
Commercial and industrial loans	$10,542	39,371	1,745	1	51,659
Commercial mortgage loans	2,770	6,396	1,101	49	10,316
Commercial construction loans	1,524	3,366	323	28	5,241
Commercial leases	849	1,862	263	78	3,052
Total commercial loans and leases	15,685	50,995	3,432	156	70,268
Residential mortgage loans	711	2,892	6,532	6,262	16,397
Home equity	72	996	999	2,017	4,084
Indirect secured consumer loans	3,477	11,390	1,815	101	16,783
Credit card	1,766	—	—	—	1,766
Other consumer loans	1,031	1,047	575	99	2,752
Total consumer loans	7,057	16,325	9,921	8,479	41,782
Total portfolio loans and leases	$22,742	67,320	13,353	8,635	112,050

The following table displays a summary of cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2021:

TABLE 66: Cash Flows from Portfolio Loans and Leases Occurring After One Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$4,249	36,868
Commercial mortgage loans	1,316	6,230
Commercial construction loans	48	3,669
Commercial leases	2,203	—
Total commercial loans and leases	7,816	46,767
Residential mortgage loans	13,421	2,265
Home equity	193	3,819
Indirect secured consumer loans	13,288	18
Credit card	—	—
Other consumer loans	1,459	262
Total consumer loans	28,361	6,364
Total portfolio loans and leases	$36,177	53,131

Residential Mortgage Servicing Rights and Price Risk
The fair value of the residential MSR portfolio was $1.1 billion and $656 million at December 31, 2021 and December 31, 2020, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. For further information on the significant drivers and components of the valuation adjustments on MSRs, refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The Bancorp recognized net losses of $125 million and net gains of $309 million on its non-qualifying hedging strategy during the years ended December 31, 2021 and 2020, respectively. These amounts included net losses of $2 million and net gains of $2 million during the years ended December 31, 2021 and 2020, respectively, on securities related to the Bancorp’s non-qualifying hedging strategy. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge price risk on MSRs.

Foreign Currency Risk
The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2021 and 2020 was $995 million and $655 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of price risk from interest rate derivative contracts entered into with commercial customers, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to
115 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management.
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

116 Fifth Third Bancorp

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

Table 65 of the Interest Rate and Price Risk Management subsection of the Risk Management section of MD&A presents information about the timing of cash flows from loan and lease repayments. Of the $38.1 billion of securities in the Bancorp’s available-for-sale debt and other securities portfolio at December 31, 2021, $4.6 billion in principal and interest is expected to be received in the next 12 months and an additional $4.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans and leases, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans and leases totaling $17.5 billion during the year ended December 31, 2021 compared to $12.3 billion during the year ended December 31, 2020. For further information, refer to Note 13 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 90% and 87% of its average total assets for the years ended December 31, 2021 and 2020, respectively. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2021, $4.2 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On November 1, 2021 the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes. For further information, refer to Note 17 of the Notes to Consolidated Financial Statements.

117 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2021, the Bank’s global bank note program had a borrowing capacity of $25.0 billion, of which $22.0 billion was available for issuance. Additionally, at December 31, 2021, the Bank had approximately $49.5 billion of borrowing capacity available through secured borrowing sources, including the FRB and FHLB.

Current Liquidity Position
The COVID-19 pandemic has significantly impacted the economic environment, although financial markets, initially supported by Federal Reserve programs, have been stable and well-functioning following the onset of the crisis aided by significant monetary and fiscal policy support. The Bancorp maintains a strong liquidity profile driven by strong core deposit funding and over $100 billion in current available liquidity. The Bancorp is managing liquidity prudently in the current environment and maintains a liquidity profile focused on core deposit and stable long-term funding sources which allows for the effective management of concentration and rollover risk.

As of December 31, 2021, the Bancorp (parent company) has sufficient liquidity to meet contractual obligations and all preferred and common dividends without accessing the capital markets or receiving upstream dividends from the Bank subsidiary for 24 months.

The Bancorp and its subsidiaries, on a consolidated basis, have certain obligations and commitments to make future payments under various types of contracts. In addition to commitments to extend credit and letters of credit (which are further discussed in Note 18 of the Notes to Consolidated Financial Statements), these include deposits, lease obligations, partnership investment commitments, derivative contracts, borrowings, and pension benefit payments. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A and Notes 9, 12, 14, 16, 17 and 22 of the Notes to Consolidated Financial Statements for additional information on these contractual obligations.

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

TABLE 67: Agency Ratings
As of February 25, 2022	Moody’s	Standard and Poor’s	Fitch	DBRS Morningstar
Fifth Third Bancorp:
Short-term borrowings	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	AL
Fifth Third Bank, National Association:
Short-term borrowings	P-2	A-2	F1	R-1M
Short-term deposit	P-1	No rating	F1	No rating
Long-term deposit	A1	No rating	A	AH
Senior debt	A3	A-	A-	AH
Subordinated debt	A3	BBB+	BBB+	A
Rating Agency Outlook for Fifth Third Bancorp and Fifth Third Bank, National Association:	Stable	Stable	Stable	Stable

118 Fifth Third Bancorp

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

To control, monitor and govern operational risk, the Bancorp maintains an overall Enterprise Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions and providing independent oversight of its implementation (second line of defense). Business Controls groups are in place in each of the lines of business to ensure consistent implementation and execution of managing day-to-day operational risk (first line of defense).

The Bancorp’s enterprise risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, product delivery risk assessment, scenario analysis, new product/initiative risk reviews, key risk indicators, Third-Party Risk Management, cyber-security risk management and review of operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the enterprise risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

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

Fifth Third also focuses on the reporting and escalation of operational control issues to senior management and the Board of Directors. The Operational Risk Committee is the key committee that oversees and supports Fifth Third in the management of operational risk across the enterprise. The Information Security Governance Committee and Model Risk Committee report to the Operational Risk Committee and are responsible for governance of information security and model risks. The Operational Risk Committee reports to the ERMC, which reports to the RCC of the Board of Directors of Fifth Third Bancorp and Fifth Third Bank, National Association.

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

The Bancorp is aware of and actively monitoring climate-related risks. Climate-related risks could impact the Bancorp in the form of physical risks due to acute or chronic weather related events that could disrupt the operations of the Bancorp, or could impair the ability of clients to meet financial obligations. The Bancorp also faces transition risk resulting from economic transition towards a lower-carbon future which may negatively impact some clients or present credit, strategic or reputational risks to the Bancorp.

Climate risk is a priority for management and accordingly the Board oversees both the RCC and the Nominating and Corporate Governance Committee. The RCC is responsible for overseeing the development and implementation of Fifth Third’s Enterprise Risk Management Framework including climate risks. In the course of business, the Bancorp’s Environmental Risk Group works with partners to manage or mitigate environmental risks including climate-related risks. As part of its larger environmental, social and governance responsibilities the Nominating and Corporate Governance Committee is responsible for overseeing climate strategy and climate-related issues in the context of stakeholder concerns.
119 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LEGAL AND REGULATORY COMPLIANCE RISK MANAGEMENT
Legal and regulatory compliance risk is the risk of legal or regulatory sanctions, financial loss or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Legal risks include the risk of actions against the institution that result in unenforceable contracts, lawsuits, legal sanctions, or adverse judgments, which disrupt or otherwise negatively affect the operations or condition of the institution. Failure to effectively manage such risks can elevate the risk level or manifest itself as other types of key risks, including reputational or operational risk. Fifth Third focuses on managing legal and regulatory compliance risk in accordance with the Bancorp’s integrated enterprise risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels, consistent with the Bancorp’s risk appetite.

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

120 Fifth Third Bancorp

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

TABLE 68: Prescribed Capital Ratios
	Minimum	Well-Capitalized
CET1 capital:
Fifth Third Bancorp	4.50%	N/A
Fifth Third Bank, National Association	4.50	6.50
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00
Fifth Third Bank, National Association	6.00	8.00
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00
Fifth Third Bank, National Association	8.00	10.00
Leverage:
Fifth Third Bancorp	4.00	N/A
Fifth Third Bank, National Association	4.00	5.00

On October 1, 2020, the Bancorp became subject to the stress capital buffer requirement. Institutions subject to the stress capital buffer requirement must maintain capital ratios above their respective buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed on June 24, 2021. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

As part of a final rule effective July 1, 2019, the federal banking regulators have provided transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13, referred to as CECL, on regulatory capital over a period of three years. The phase-in provisions of the final rule are optional for a banking organization that experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the banking organization adopts CECL. A banking organization that elects the phase-in provisions of the final rule for regulatory capital purposes must phase in 25% of the transitional amounts impacting regulatory capital in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year.

In March 2020, the banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL given the disruption in economic activity caused by the COVID-19 pandemic. The interim final rule provided banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount was then fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

The Bancorp adopted ASU 2016-13 on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. The impact of the modified CECL transition amount on the Bancorp’s regulatory capital at December 31, 2021 was an increase in capital of approximately $498 million. On a fully phased-in basis, the Bancorp’s CET1 ratio would be reduced by 31 basis points as of December 31, 2021. The CECL transition amount will begin to phase in during the fiscal year starting January 1, 2022 and will be fully phased in by January 1, 2025.

121 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 69: Capital Ratios
($ in millions)	2021	2020	2019
Average total Bancorp shareholders’ equity as a percent of average assets	11.06%	11.61	12.14
Tangible equity as a percent of tangible assets(a)(b)	7.97	8.18	9.52
Tangible common equity as a percent of tangible assets(a)(b)	6.94	7.11	8.44
Regulatory capital:(c)
CET1 capital	$14,781	14,682	13,847
Tier 1 capital	16,897	16,797	15,616
Total regulatory capital	20,789	21,412	19,661
Risk-weighted assets	154,860	141,974	142,065
Regulatory capital ratios:(c)
CET1 capital	9.54%	10.34	9.75
Tier 1 risk-based capital	10.91	11.83	10.99
Total risk-based capital	13.42	15.08	13.84
Leverage	8.27	8.49	9.54
(a)These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)Excludes AOCI.
(c)Regulatory capital ratios as of December 31, 2021 are calculated pursuant to the five-year transition provision option to phase in the effects of CECL on regulatory capital.

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

On October 10, 2019, the Federal Reserve Board adopted final rules to tailor certain prudential standards for large domestic and foreign banking organizations. As a result of the EPS Tailoring Rule, the Bancorp is subject to Category IV standards, under which the Bancorp is no longer required to file semi-annual, company-run stress tests with the FRB and publicly disclose the results. However, the Bancorp is required to develop and maintain a capital plan approved by the Board of Directors on an annual basis. As an institution subject to Category IV standards, the Bancorp is subject to the FRB’s supervisory stress tests every two years, the Board capital plan rule and certain FR Y-14 reporting requirements. The supervisory stress tests are forward-looking quantitative evaluations of the impact of stressful economic and financial market conditions on the Bancorp’s capital. The Bancorp became subject to Category IV standards on December 31, 2019, and the requirements outlined above apply to the stress test cycle that started on January 1, 2020. The Bancorp was not subject to the 2021 supervisory stress test conducted by the FRB but submitted its Board-approved capital plan as required.

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

Dividend Policy and Stock Repurchase Program
The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends and the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $1.14 and $1.08 during the years ended December 31, 2021 and 2020, respectively.
122 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In June of 2019, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. Under this authorization, the Bancorp entered into and settled a number of accelerated share repurchase transactions during the year ended December 31, 2021. Refer to Note 24 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase activity.

The following table summarizes shares authorized for repurchase as part of publicly announced plans or programs:

TABLE 70: Share Repurchases
For the years ended December 31	2021	2020
Shares authorized for repurchase at January 1	76,437,348	76,437,348
Additional authorizations	—	—
Share repurchases(a)	(35,652,079)	—
Shares authorized for repurchase at December 31	40,785,269	76,437,348
Average price paid per share(a)	$39.07	—
(a)Excludes 2,793,463 and 1,915,872 shares repurchased during the years ended December 31, 2021 and 2020, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the Interest Rate and Price Risk Management section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Report and is incorporated herein by reference. This information contains certain statements that we believe are forward-looking statements. Refer to page 19 for cautionary information regarding forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
123 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fifth Third Bancorp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bancorp as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bancorp’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

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

Allowance for Loan and Lease Losses (“ALLL”) — Qualitative Factors — Commercial Loans—Refer to Note 1 and Note 6 of the Notes to Consolidated Financial Statements

Critical Audit Matter Description

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
124 Fifth Third Bancorp

Qualitative factors are used to capture characteristics in the portfolio that impact expected credit losses but that are not fully captured within the Bancorp’s quantitative models.

At December 31, 2021, the key qualitative factors included adjustments associated with the current economic environment and the COVID-19 pandemic. These qualitative factors primarily address the incremental loss exposures relating to commercial borrowers in certain industries which have been severely impacted by the COVID-19 pandemic or are otherwise experiencing prolonged distress.

The ALLL for the commercial portfolio segment was $1.1 billion at December 31, 2021, which includes adjustments for the qualitative factors noted above.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 25, 2022

We have served as the Company’s auditor since 1970.
125 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2021	2020
Assets
Cash and due from banks	$2,994	3,147
Other short-term investments(a)	34,572	33,399
Available-for-sale debt and other securities(b)	38,110	37,513
Held-to-maturity securities(c)	8	11
Trading debt securities	512	560
Equity securities	376	313
Loans and leases held for sale(d)	4,415	4,741
Portfolio loans and leases(a)(e)	112,050	108,782
Allowance for loan and lease losses(a)	(1,892)	(2,453)
Portfolio loans and leases, net	110,158	106,329
Bank premises and equipment(f)	2,120	2,088
Operating lease equipment	616	777
Goodwill	4,514	4,258
Intangible assets	156	139
Servicing rights	1,121	656
Other assets(a)	11,444	10,749
Total Assets	$211,116	204,680
Liabilities
Deposits:
Noninterest-bearing deposits	$65,088	57,711
Interest-bearing deposits(g)	104,236	101,370
Total deposits	169,324	159,081
Federal funds purchased	281	300
Other short-term borrowings	980	1,192
Accrued taxes, interest and expenses	2,233	2,614
Other liabilities(a)	4,267	3,409
Long-term debt(a)	11,821	14,973
Total Liabilities	$188,906	181,569
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	2,116	2,116
Capital surplus	3,624	3,635
Retained earnings	20,236	18,384
Accumulated other comprehensive income	1,207	2,601
Treasury stock(h)	(7,024)	(5,676)
Total Equity	$22,210	23,111
Total Liabilities and Equity	$211,116	204,680
(a)Includes $24 and $55 of other short-term investments, $322 and $756 of portfolio loans and leases, $(2) and $(7) of ALLL, $2 and $5 of other assets, $1 and $2 of other liabilities and $263 and $656 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2021 and 2020, respectively. For further information, refer to Note 12.
(b)Amortized cost of $36,941 and $34,982 at December 31, 2021 and 2020, respectively.
(c)Fair value of $8 and $11 at December 31, 2021 and 2020, respectively.
(d)Includes $1,023 and $1,481 of residential mortgage loans held for sale measured at fair value at December 31, 2021 and 2020, respectively.
(e)Includes $154 and $161 of residential mortgage loans measured at fair value at December 31, 2021 and 2020, respectively.
(f)Includes $24 and $35 of bank premises and equipment held for sale at December 31, 2021 and 2020, respectively. For further information, refer to Note 7.
(g)Includes $351 of interest checking deposits held for sale at December 31, 2020.
(h)Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2021 – 682,777,664 (excludes 241,114,917 treasury shares), 2020 – 712,760,325 (excludes 211,132,256 treasury shares).
(i)500,000 shares of no par value preferred stock were authorized at both December 31, 2021 and 2020. There were 422,000 unissued shares of undesignated no par value preferred stock at both December 31, 2021 and 2020. Each issued share of no par value preferred stock has a liquidation preference of $25,000. 500,000 shares of no par value Class B preferred stock were authorized at both December 31, 2021 and 2020. There were 300,000 unissued shares of undesignated no par value Class B preferred stock at both December 31, 2021 and 2020. Each issued share of no par value Class B preferred stock has a liquidation preference of $1,000.

Refer to the Notes to Consolidated Financial Statements.

126 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2021	2020	2019
Interest Income
Interest and fees on loans and leases	$4,079	4,424	5,051
Interest on securities	1,090	1,119	1,162
Interest on other short-term investments	42	29	41
Total interest income	5,211	5,572	6,254
Interest Expense
Interest on deposits	59	322	892
Interest on federal funds purchased	—	2	29
Interest on other short-term borrowings	2	14	28
Interest on long-term debt	380	452	508
Total interest expense	441	790	1,457
Net Interest Income	4,770	4,782	4,797
(Benefit from) provision for credit losses	(377)	1,097	471
Net Interest Income After (Benefit from) Provision for Credit Losses	5,147	3,685	4,326
Noninterest Income
Commercial banking revenue	637	528	460
Service charges on deposits	600	559	565
Wealth and asset management revenue	586	520	487
Card and processing revenue	402	352	360
Leasing business revenue	300	276	270
Mortgage banking net revenue	270	320	287
Other noninterest income	332	211	1,064
Securities (losses) gains, net	(7)	62	40
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	(2)	2	3
Total noninterest income	3,118	2,830	3,536
Noninterest Expense
Compensation and benefits	2,626	2,590	2,418
Technology and communications	388	362	422
Net occupancy expense	312	350	332
Equipment expense	138	130	129
Leasing business expense	137	140	133
Marketing expense	107	104	162
Card and processing expense	89	121	130
Other noninterest expense	951	921	934
Total noninterest expense	4,748	4,718	4,660
Income Before Income Taxes	3,517	1,797	3,202
Applicable income tax expense	747	370	690
Net Income	2,770	1,427	2,512
Dividends on preferred stock	111	104	93
Net Income Available to Common Shareholders	$2,659	1,323	2,419
Earnings per share - basic	$3.78	1.84	3.38
Earnings per share - diluted	$3.73	1.83	3.33
Average common shares outstanding - basic	702,188,552	714,729,585	710,433,611
Average common shares outstanding - diluted	711,197,805	719,735,415	720,065,498

Refer to the Notes to Consolidated Financial Statements.
127 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2021	2020	2019
Net Income	$2,770	1,427	2,512
Other Comprehensive (Loss) Income, Net of Tax:
Net unrealized gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the year	(1,043)	1,153	1,046
Reclassification adjustment for net losses (gains) included in net income	3	(34)	(7)
Net unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains arising during the year	(142)	483	275
Reclassification adjustment for net gains included in net income	(223)	(187)	(13)
Defined benefit pension plans, net:
Net actuarial gain (loss) arising during the year	4	(9)	(5)
Reclassification of amounts to net periodic benefit costs	7	7	8
Other	—	(4)	—
Other comprehensive (loss) income, net of tax	(1,394)	1,409	1,304
Comprehensive Income	$1,376	2,836	3,816
Refer to the Notes to Consolidated Financial Statements.
128 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	$2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	—	16,250
Impact of cumulative effect of change in accounting principle				10			10		10
Balance at January 1, 2019	$2,051	1,331	2,873	16,588	(112)	(6,471)	16,260	—	16,260
Net income				2,512			2,512		2,512
Other comprehensive income, net of tax					1,304		1,304		1,304
Cash dividends declared:
Common stock ($0.94 per share)				(691)			(691)		(691)
Preferred stock:(a)
Series H ($1,275.00 per share)				(30)			(30)		(30)
Series I ($1,656.24 per share)				(30)			(30)		(30)
Series J ($1,559.42 per share)				(19)			(19)		(19)
Series K ($357.50 per share)				(4)			(4)		(4)
Class B, Series A ($20.83 per share)				(4)			(4)		(4)
Other(b) ($30.00 per share)				(6)			(6)		(6)
Shares acquired for treasury						(1,763)	(1,763)		(1,763)
Issuance of preferred stock		242					242		242
Conversion of outstanding preferred stock issued by a Bancorp subsidiary		197					197	(197)	—
Impact of MB Financial, Inc. acquisition			712			2,447	3,159	197	3,356
Impact of stock transactions under stock compensation plans, net			14	2		56	72		72
Other				(3)		7	4		4
Balance at December 31, 2019	$2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	—	21,203
Impact of cumulative effect of change in accounting principle				(472)			(472)		(472)
Balance at January 1, 2020	$2,051	1,770	3,599	17,843	1,192	(5,724)	20,731	—	20,731
Net income				1,427			1,427		1,427
Other comprehensive income, net of tax					1,409		1,409		1,409
Cash dividends declared:
Common stock ($1.08 per share)				(780)			(780)		(780)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)		(31)
Series I ($1,656.24 per share)				(30)			(30)		(30)
Series J ($1,043.48 per share)				(12)			(12)		(12)
Series K ($1,237.52 per share)				(12)			(12)		(12)
Series L ($468.75 per share)				(7)			(7)		(7)
Class B, Series A ($60.00 per share)				(12)			(12)		(12)
Issuance of preferred stock		346					346		346
Impact of stock transactions under stock compensation plans, net			36			46	82		82
Other				(2)		2	—		—
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	—	23,111

129 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance at December 31, 2020	$2,051	2,116	3,635	18,384	2,601	(5,676)	23,111
Net income				2,770			2,770
Other comprehensive loss, net of tax					(1,394)		(1,394)
Cash dividends declared:
Common stock ($1.14 per share)				(805)			(805)
Preferred stock:(a)
Series H ($1,275.00 per share)				(31)			(31)
Series I ($1,656.24 per share)				(30)			(30)
Series J ($839.62 per share)				(10)			(10)
Series K ($1,237.50 per share)				(12)			(12)
Series L ($1,125.00 per share)				(16)			(16)
Class B, Series A ($60.00 per share)				(12)			(12)
Shares acquired for treasury						(1,393)	(1,393)
Impact of stock transactions under stock compensation plans, net			(11)			44	33
Other				(2)		1	(1)
Balance at December 31, 2021	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210
(a)Refer to Note 24 for further information on dividends declared for preferred stock.
(b)Dividends declared for Perpetual Preferred Stock, Series C, of MB Financial, Inc., previously a subsidiary of the Bancorp.

Refer to the Notes to Consolidated Financial Statements.
130 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2021	2020	2019
Operating Activities
Net income	$2,770	1,427	2,512
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for credit losses	(377)	1,097	471
Depreciation, amortization and accretion	349	492	472
Stock-based compensation expense	120	123	132
Benefit from deferred income taxes	(14)	(162)	(246)
Securities losses (gains), net	16	(69)	(50)
MSR fair value adjustment	139	565	376
Net gains on sales of loans and fair value adjustments on loans held for sale	(335)	(291)	(137)
Net losses on disposition and impairment of bank premises and equipment and operating lease equipment	10	26	24
Gain on sale of HSA deposit portfolio	(60)	—	—
Gain on sale of Worldpay, Inc. shares	—	—	(562)
Gain on the TRA associated with Worldpay, Inc.	(46)	(74)	(346)
Proceeds from sales of loans held for sale	17,204	12,481	8,157
Loans originated or purchased for sale, net of repayments	(16,888)	(14,767)	(8,896)
Dividends representing return on equity investments	55	17	66
Net change in:
Equity and trading debt securities	15	12	(29)
Other assets	(37)	(855)	20
Accrued taxes, interest and expenses and other liabilities	(217)	349	(140)
Net Cash Provided by Operating Activities	2,704	371	1,824
Investing Activities
Proceeds from sales:
AFS securities and other investments	3,125	1,743	10,596
Loans and leases	718	157	259
Bank premises and equipment	19	33	90
Proceeds from repayments / maturities of AFS and HTM securities and other investments	6,079	3,646	2,271
Purchases:
AFS securities and other investments	(11,713)	(5,266)	(13,959)
Bank premises and equipment	(309)	(305)	(243)
MSRs	(381)	(44)	(26)
Proceeds from settlement of BOLI	24	19	28
Proceeds from sales and dividends representing return of equity investments	63	69	1,057
Cash (paid on) received for acquisitions and divestitures	(297)	(4)	1,210
Net cash paid on sale of HSA deposit portfolio	(431)	—	—
Net change in:
Other short-term investments and federal funds sold	(1,172)	(31,446)	(612)
Portfolio loans and leases	(3,721)	(451)	(1,407)
Operating lease equipment	28	(53)	(61)
Net Cash Used in Investing Activities	(7,968)	(31,902)	(797)
Financing Activities
Net change in deposits	10,734	32,019	3,742
Net change in other short-term borrowings and federal funds purchased	(193)	182	(1,494)
Dividends paid on common and preferred stock	(897)	(858)	(753)
Proceeds from issuance of long-term debt	562	2,557	3,866
Repayment of long-term debt	(3,603)	(2,799)	(4,212)
Repurchases of treasury stock and related forward contract	(1,393)	—	(1,763)
Issuance of preferred stock	—	346	242
Other	(99)	(47)	(58)
Net Cash Provided by (Used in) Financing Activities	5,111	31,400	(430)
(Decrease) Increase in Cash and Due from Banks	(153)	(131)	597
Cash and Due from Banks at Beginning of Period	3,147	3,278	2,681
Cash and Due from Banks at End of Period	$2,994	3,147	3,278
Refer to the Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.
131 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations
Fifth Third Bancorp, an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from banking centers located throughout the Midwestern and Southeastern regions of the United States as well as through other offices, telephone sales, the internet and mobile applications.

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

Updates to Significant Accounting and Reporting Policies
In conjunction with the prospective adoption of ASU 2016-13 and ASU 2017-04 on January 1, 2020, the Bancorp updated its accounting and reporting policies for investment securities, portfolio loans and leases, the ALLL, the reserve for unfunded commitments and goodwill. The accounting and reporting policies for these sections for periods prior to January 1, 2020 are provided in the Significant Accounting and Reporting Policies Applicable Prior to January 1, 2020 section below. Further, for loans and leases that were part of the Bancorp’s COVID-19 customer relief programs, the Bancorp has elected certain accounting relief provisions that were provided by the FASB and/or various national banking regulatory agencies. Refer to the Regulatory Developments Related to the COVID-19 Pandemic section for additional information.

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

Investment Securities
Debt securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Debt securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Trading debt securities are reported at fair value with unrealized gains and losses included in noninterest income. Available-for-sale debt securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. For available-for-sale debt securities hedged in a fair value hedge, the amortized cost basis of the hedged items (excluding unrealized gains and losses) includes the cumulative fair value hedging basis adjustments. Changes in the fair value of these securities which are attributable to changes in the hedged risk are recognized in earnings instead of OCI. Accrued interest receivable on investment securities is presented in the Consolidated Balance Sheets as a component of other assets.

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

132 Fifth Third Bancorp

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

133 Fifth Third Bancorp

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
134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value of residential mortgage loans held for sale for which the fair value election has been made is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral and market conditions. The anticipated portfolio composition includes the effects of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. These fair value marks are recorded as a component of noninterest income in mortgage banking net revenue in the Consolidated Statements of Income. For residential mortgage loans that it has originated as held for sale, the Bancorp generally has commitments to sell these loans in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue in the Consolidated Statements of Income.

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
135 Fifth Third Bancorp

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

Consumer and residential mortgage loans that have been modified in a TDR are individually evaluated for an ALLL. Allowances for individually evaluated loans that are collateral-dependent are typically measured based on the fair value of the underlying collateral, less expected costs to sell where applicable. Individually evaluated loans that are not collateral-dependent are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate and a modeled expected credit loss amount. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Specific allowances on individually evaluated consumer and residential mortgage loans are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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
136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loan Sales and Securitizations
The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the Consolidated Balance Sheet and a net gain or loss is recognized in the Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. Refer to Note 12 for further information on consolidated and non-consolidated VIEs.

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
137 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Bank Premises and Equipment and Other Long-Lived Assets
Bank premises and equipment, including leasehold improvements, and operating lease equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Whenever events or changes in circumstances dictate, the Bancorp tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying amount of the long-lived asset or asset group through a probability-weighted approach. In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred. Lease payments received for operating lease equipment are recognized in leasing business revenue in the Consolidated Statements of Income over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from use of the underlying equipment.

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

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Any impairment loss is recognized in net occupancy expense in the Consolidated Statements of Income. Refer to the Bank Premises and Equipment and Other Long-Lived Assets section of this note for further information.

Derivative Financial Instruments and Hedge Accounting
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

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When entering into a hedge transaction, the Bancorp formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction before the end of the quarter in which the transaction is consummated. This process includes linking the derivative instrument designated as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Bancorp continues to assess hedge effectiveness on an ongoing basis using either a qualitative or a quantitative assessment (regression analysis). Additionally, the Bancorp may also utilize the shortcut method to evaluate hedge effectiveness for certain qualifying hedges with matched terms that permit the assumption of perfect offset. If the shortcut method is no longer appropriate, the Bancorp would apply the long-haul method identified at inception of the hedging transaction for assessing hedge effectiveness as long as the hedge is highly effective. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. For fair value hedges, if hedge accounting is discontinued, the cumulative basis adjustments related to the hedged asset or liability are amortized to earnings in the same manner as other components of the carrying amount of that asset of liability. For cash flow hedges, upon discontinuation of hedge accounting, any amounts in AOCI related to that relationship should affect earnings at the same time and in the same manner in which the hedged transaction affects earnings. However, if it becomes probable that the forecasted transaction will not occur, any related amounts in AOCI are reclassified to earnings immediately.

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

Income Taxes
The Bancorp accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences. Under the asset and liability method, deferred tax assets and liabilities are determined by applying the federal and state tax rates to the differences between financial statement carrying amounts and the corresponding tax bases of assets and liabilities. Deferred tax assets are also recorded for any tax attributes, such as tax credits and net operating loss carryforwards. The net balances of deferred tax assets and liabilities are reported in other assets and accrued taxes, interest and expenses in the Consolidated Balance Sheets. Any effect of a change in federal or state tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The Bancorp reflects the expected amount of income tax to be paid or refunded during the year as current income tax expense or benefit. Accrued taxes represent the net expected amount due to and/or from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp uses the deferral method of accounting on investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset.

The Bancorp evaluates the realization of deferred tax assets based on all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based on the Bancorp’s judgment about relevant factors affecting their realization, including the taxable income within any applicable carry back periods, future projected taxable income, the reversal of taxable temporary differences and tax planning strategies. The Bancorp records a valuation allowance for deferred tax assets where the Bancorp does not believe that it is more likely than not that the deferred tax assets will be realized.

Income tax benefits from uncertain tax positions are recognized in the financial statements only if the Bancorp believes that it is more likely than not that the uncertain tax position will be sustained based solely on the technical merits of the tax position and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If the Bancorp does not believe that it is more likely than not that an uncertain tax position will be sustained, the Bancorp records a liability for the uncertain tax position. If the Bancorp believes that it is more likely than not that an uncertain tax position will be sustained, the Bancorp only records a tax benefit for the portion of the uncertain tax position where the likelihood of realization is greater than 50% upon settlement with the relevant taxing authority that has full knowledge of all relevant information. The Bancorp recognizes interest expense, interest income and penalties related to unrecognized tax benefits within applicable income tax expense in the Consolidated Statements of Income. Refer to Note 21 for further discussion regarding income taxes.

Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock outstanding, adjusted for the impact of potentially dilutive common shares arising from the exercise or settlement of stock-based awards and the settlement of outstanding forward contracts.

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The determination of the fair value of the Bancorp’s reporting units includes both an income-based approach and a market-based approach. The income-based approach utilizes the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach. Refer to Note 10 for further information regarding the Bancorp’s goodwill.

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

140 Fifth Third Bancorp

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The Bancorp may, as a practical expedient, measure the fair value of certain investments on the basis of the net asset value per share of the investment, or its equivalent. Any investments which are valued using this practical expedient are not classified in the fair value hierarchy. Refer to Note 28 for further information on fair value measurements.

Stock-Based Compensation
The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis over the requisite service period. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp recognizes an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 25.

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

The Bancorp generally measures noninterest income revenue based on the amount of consideration the Bancorp expects to be entitled for the transfer of goods or services to a customer, then recognizes this revenue when or as the Bancorp satisfies its performance obligations under the contract, except in transactions where U.S. GAAP provides other applicable guidance. When the amount of consideration is variable, the Bancorp will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future. Substantially all of the Bancorp’s contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing goods or services to customers, the Bancorp recognizes revenue on a gross basis when it has control over those goods or services prior to transfer to the customer; otherwise, revenue is recognized for the net amount of any fee or commission. The Bancorp excludes sales taxes from the recognition of revenue and recognizes the incremental costs of obtaining contracts as an expense if the period of amortization for those costs would be one year or less. The following provides additional information about the components of noninterest income:
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
141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Leasing business revenue consists primarily of operating lease income, leasing business solutions revenue, lease remarketing fees and lease syndication fees from lease arrangements to commercial clients. Revenue related to leases is recognized either in accordance with the Bancorp’s policies for portfolio loans and leases or when the Bancorp’s performance obligations are satisfied.
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
142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ACCOUNTING AND REPORTING DEVELOPMENTS
Standards Adopted in 2021
The Bancorp adopted the following new accounting standard effective January 1, 2021:

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
144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Significant Accounting Standards Issued but Not Yet Adopted
The following significant accounting standards were issued but not yet adopted by the Bancorp as of December 31, 2021:

ASU 2020-06 – Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Bancorp adopted the amended guidance on January 1, 2022 using the modified retrospective transition method. The adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, which provided guidance on the accounting for revenue contracts with customers which are acquired in a business combination. The amendments generally state that an acquirer accounts for an acquired revenue contract with a customer as if it had originated the contract. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and liabilities. The amended guidance is effective for the Bancorp on January 1, 2023, with early adoption permitted, and is to be applied prospectively to business combinations occurring on or after the adoption date. The amended guidance may be applied retrospectively to the beginning of the fiscal year of adoption if early adopted in an interim period.

Regulatory Developments Related to the COVID-19 Pandemic
On March 22, 2020, various national banking regulatory agencies jointly issued an interagency statement addressing loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The statement described the agencies’ interpretation of how existing guidance in U.S. GAAP applied to certain loan modifications related to COVID-19. Among other things, the statement affirmed that short-term modifications (e.g., six months) made on a good faith basis in response to COVID-19 to borrowers who were less than 30 days past due on contractual payments at the time a modification program was implemented would not be considered TDRs. The statement also clarified that loans modified in response to the COVID-19 pandemic should be evaluated on the basis of their modified terms when reporting loans as past due and evaluating for nonaccrual status and charge-off.

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act provided financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time in certain circumstances. This temporary suspension could only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and could not be applied to modifications that were not related to the COVID-19 pandemic. If elected, the temporary suspension could be applied to eligible modifications executed during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the termination of the COVID-19 national emergency. The December 31, 2020 expiration date was subsequently extended to January 1, 2022 upon passage of the Consolidated Appropriations Act of 2021. On April 7, 2020, the national banking regulatory agencies revised their previously issued interagency statement to clarify the interactions with the provisions of Section 4013 of the CARES Act.

The Bancorp elected to apply the temporary suspension of TDR requirements provided by the CARES Act for eligible loan modifications. For loan modifications that were not eligible for the suspension offered by the CARES Act or that were executed outside its applicable period, the Bancorp considered the interpretive guidance provided in the revised interagency statement to evaluate loan modifications within its scope, or existing TDR evaluation policies if the modification did not fall within the scope of the interagency statement.

Loans and leases which received payment deferrals or forbearances as part of the Bancorp’s COVID-19 hardship relief programs were generally not reported as delinquent during the forbearance or deferral period if the loan or lease was less than 30 days past due at March 1, 2020 (the effective date of the COVID-19 national emergency declaration) unless the loan or lease subsequently becomes delinquent according to its modified terms. Those loans and leases that were 30 days or more past due at March 1, 2020 continued to be reported at their March 1, 2020 delinquency status unless the borrower made supplemental payments to resolve the delinquency. After the conclusion of the payment deferral or forbearance period, borrowers who were delinquent as of March 1, 2020 could be returned to current status once they demonstrated a willingness and ability to repay the loan according to its modified terms. This may be evidenced by payment history after the payment deferral or forbearance period, or by completing an evaluation of the borrower’s creditworthiness upon exit from the Bancorp’s hardship programs. Residential mortgage loans enrolled in a COVID-19 forbearance are generally not reported as more delinquent than the status as of the forbearance enrollment date so long as the borrower is in compliance with the terms of the forbearance. If a borrower fails to comply with the forbearance terms, then the delinquency status of the loan is remeasured based on the terms in the original loan contract.
145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For loans that received payment deferrals or forbearances as part of the Bancorp’s COVID-19 hardship relief programs, the Bancorp continued to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan) or added to the customer’s outstanding balance. For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income continued to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest).

On April 10, 2020, the FASB staff issued a question-and-answer document (Q&A) to address questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions in certain circumstances and therefore would not be considered a lease modification. Given the significant cost and complexity in assessing the large volume of lease contracts for which concessions were being granted due to the COVID-19 pandemic, the FASB clarified in this Q&A that an entity could elect to account for lease concessions associated with the COVID-19 pandemic as though enforceable rights and obligations for those concessions existed. This guidance eliminated the requirement to analyze each contract to determine whether enforceable rights and obligations to provide concessions existed and allowed an entity to elect to apply or not apply the lease modification guidance in Topic 842. This election was only available for concessions related to the effect of the COVID-19 pandemic that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

The Bancorp elected to not apply the lease modification accounting guidance in Topic 842 for lease concessions granted as a result of the COVID-19 pandemic as the deferrals only affected the timing of the payments and the amount of consideration to be received was substantially the same as that required by the original contract.

For commercial leases that received payment deferrals under the Bancorp’s COVID-19 hardship relief programs, the Bancorp continued to recognize interest income during the deferral period, but the yield was recalculated based on the timing and amount of remaining payments over the remaining lease term. The revised yield was used for prospectively recognizing interest income and adjusting the net investment in the lease. The Bancorp’s hardship relief programs for commercial leases affected the timing of payments but generally did not result in an increase in the rights of the lessor or the obligations of the lessee. Therefore, the Bancorp elected to forego certain requirements that would typically apply for lease modifications when accounting for the effects of the hardship relief programs.

146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Supplemental Cash Flow Information
Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2021	2020	2019
Cash Payments:
Interest	$465	825	1,441
Income taxes	607	491	726

Transfers:
Portfolio loans and leases to loans and leases held for sale(a)	$447	926	211
Loans and leases held for sale to portfolio loans and leases	49	49	37
Portfolio loans and leases to OREO	8	12	29
Loans and leases held for sale to OREO	—	2	—
Bank premises and equipment to OREO	21	2	30

Supplemental Disclosures:
Net additions to lease liabilities under operating leases	$66	47	76
Net additions to lease liabilities under finance leases	35	106	22
Right-of-use assets recognized at adoption of ASU 2016-02	—	—	509
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	—	—	197
(a)Includes $167 and $794 for the years ended December 31, 2021 and 2020, respectively, of residential mortgage loans previously sold to GNMA which the Bancorp was initially deemed to have regained effective control over under ASC Topic 860 and which were recorded as portfolio loans. The Bancorp subsequently repurchased these loans and classified them as held for sale.

3. Restrictions on Dividends and Capital Actions

Restrictions on Cash Dividends
The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $3.0 billion and $1.3 billion in dividends during the years ended December 31, 2021 and 2020, respectively. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Additionally, as discussed below, during 2020 and 2021, the FRB took actions in response to the COVID-19 pandemic that limit the amount of cash dividends that the Bancorp may pay to its shareholders.

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

In June 2021, the FRB lifted the COVID-19 pandemic induced capital distribution limitations, which prohibited increases to the common dividend and placed limitations on share repurchases, and authorized the Bancorp, beginning July 1, 2021, to make capital distributions that are consistent with the requirements in the Board’s capital plan rule, inclusive of the Bancorp’s stress capital buffer requirement. As a result, in the third quarter of 2021 the Bancorp increased its quarterly common stock dividend to $0.30 per share. Additionally, the Bancorp entered into and settled accelerated share repurchase transactions during the year ended December 31, 2021. For more information related to these transactions, refer to Note 24.

147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investment Securities
The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale debt and other securities and held-to-maturity securities portfolios as of December 31:

	2021
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$85	1	—	86
Obligations of states and political subdivisions securities	18	—	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	8,432	368	(18)	8,782
Agency commercial mortgage-backed securities	18,236	784	(69)	18,951
Non-agency commercial mortgage-backed securities	4,364	128	(13)	4,479
Asset-backed securities and other debt securities	5,287	32	(44)	5,275
Other securities(a)	519	—	—	519
Total available-for-sale debt and other securities	$36,941	1,313	(144)	38,110
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$6	—	—	6
Asset-backed securities and other debt securities	2	—	—	2
Total held-to-maturity securities	$8	—	—	8
(a)Other securities consist of FHLB, FRB and DTCC restricted stock holdings of $30, $486 and $3, respectively, at December 31, 2021, that are carried at cost.

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

The following table provides the fair value of trading debt securities and equity securities as of December 31:

($ in millions)	2021	2020
Trading debt securities	$512	560
Equity securities	376	313

The amounts reported in the preceding tables exclude accrued interest receivable on investment securities of $82 million and $87 million at December 31, 2021 and 2020, respectively, which are presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp uses investment securities as a means of managing interest rate risk, providing collateral for pledging purposes and for liquidity to satisfy regulatory requirements. As part of managing interest rate risk, the Bancorp acquires securities as a component of its MSR non-qualifying hedging strategy, with net gains or losses recorded in securities (losses) gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.

148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents securities (losses) gains recognized in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2021	2020	2019
Available-for-sale debt and other securities:
Realized gains	$34	47	60
Realized losses	(19)	(2)	(50)
Impairment losses(a)	(19)	—	(1)
Net realized (losses) gains on available-for-sale debt and other securities	$(4)	45	9
Trading debt securities:
Net realized (losses) gains	(2)	2	3
Net unrealized losses	(3)	—	—
Net trading debt securities (losses) gains	$(5)	2	3
Equity securities:
Net realized gains	7	10	5
Net unrealized (losses) gains	(7)	7	26
Net equity securities gains	$—	17	31
Total (losses) gains recognized in income from available-for-sale debt and other securities, trading debt securities and equity securities(b)	$(9)	64	43
(a)Prior to adoption of ASU 2016-13 on January 1, 2020, investment securities were evaluated for OTTI with any identified OTTI recognized as a charge to income and a direct reduction of the amortized cost basis of the securities.
(b)Excludes $7 of net securities losses for the year ended December 31, 2021, and $5 and $7 of net securities gains for the years ended December 31, 2020 and 2019, respectively, related to securities held by FTS to facilitate the timely execution of customer transactions. These (losses) gains are included in commercial banking revenue and wealth and asset management revenue in the Consolidated Statements of Income.

The Bancorp recognized impairment losses on available-for-sale debt and other securities of $19 million during the year ended December 31, 2021. These losses related to certain securities in unrealized loss positions that the Bancorp intended to sell prior to recovery of their amortized cost bases. The Bancorp did not consider these losses to be credit-related.

At both December 31, 2021 and 2020, the Bancorp completed its evaluation of the available-for-sale debt and other securities in an unrealized loss position and did not recognize an allowance for credit losses. The Bancorp did not recognize provision expense for both the years ended December 31, 2021 and 2020 related to available-for-sale debt and other securities in an unrealized loss position.

At December 31, 2021 and 2020, investment securities with a fair value of $11.2 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale debt and other securities and held-to-maturity securities as of December 31, 2021 are shown in the following table:

	Available-for-Sale Debt and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Due in 1 year or less	$984	1,003	3	3
Due after 1 year through 5 years	13,262	13,756	3	3
Due after 5 years through 10 years	11,951	12,466	—	—
Due after 10 years	10,225	10,366	2	2
Other securities	519	519	—	—
Total	$36,941	38,110	8	8
(a)Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair value and gross unrealized losses on available-for-sale debt and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
Agency residential mortgage-backed securities	$935	(10)	161	(8)	1,096	(18)
Agency commercial mortgage-backed securities	2,886	(49)	424	(20)	3,310	(69)
Non-agency commercial mortgage-backed securities	1,052	(13)	—	—	1,052	(13)
Asset-backed securities and other debt securities	2,870	(34)	367	(10)	3,237	(44)
Total	$7,743	(106)	952	(38)	8,695	(144)
2020
Agency residential mortgage-backed securities	$426	(8)	1	—	427	(8)
Agency commercial mortgage-backed securities	388	(5)	—	—	388	(5)
Non-agency commercial mortgage-backed securities	2	—	—	—	2	—
Asset-backed securities and other debt securities	520	(7)	603	(17)	1,123	(24)
Total	$1,336	(20)	604	(17)	1,940	(37)

At December 31, 2021 and 2020, $2 million and $1 million, respectively, of unrealized losses in the available-for-sale debt and other securities portfolio were related to non-rated securities.

150 Fifth Third Bancorp

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans classified based upon product or collateral as of December 31:

($ in millions)	2021	2020
Loans and leases held for sale:
Commercial and industrial loans	$7	230
Commercial mortgage loans	13	7
Commercial leases	1	39
Residential mortgage loans	4,394	4,465
Total loans and leases held for sale	$4,415	4,741
Portfolio loans and leases:
Commercial and industrial loans(a)	$51,659	49,665
Commercial mortgage loans	10,316	10,602
Commercial construction loans	5,241	5,815
Commercial leases	3,052	2,915
Total commercial loans and leases	70,268	68,997
Residential mortgage loans(b)	16,397	15,928
Home equity	4,084	5,183
Indirect secured consumer loans	16,783	13,653
Credit card	1,766	2,007
Other consumer loans	2,752	3,014
Total consumer loans	41,782	39,785
Total portfolio loans and leases	$112,050	108,782
(a)Includes $1.3 billion and $4.8 billion as of December 31, 2021 and 2020, respectively, related to the SBA’s Paycheck Protection Program.
(b)Includes $39, as of December 31, 2020, of residential mortgage loans previously sold to GNMA for which the Bancorp was deemed to have regained effective control over under ASC Topic 860, but did not exercise its option to repurchase. Refer to Note 16 for further information.

Portfolio loans and leases are recorded net of unearned income, which totaled $244 million and $280 million as of December 31, 2021 and 2020, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred direct loan origination fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $498 million and $251 million as of December 31, 2021 and 2020, respectively. The amortized cost basis of loans and leases excludes accrued interest receivable of $332 million and $350 million at December 31, 2021 and 2020, respectively, which is presented as a component of other assets in the Consolidated Balance Sheets.

The Bancorp’s FHLB and FRB borrowings are primarily secured by loans. The Bancorp had loans of $15.3 billion and $15.5 billion at December 31, 2021 and 2020, respectively, pledged at the FHLB, and loans of $50.9 billion and $37.8 billion at December 31, 2021 and 2020, respectively, pledged at the FRB.

151 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs (recoveries) as of and for the years ended December 31:

	Carrying Value		90 Days Past Due and Still Accruing(a)		Net Charge-Offs (Recoveries)
($ in millions)	2021	2020	2021	2020	2021	2020
Commercial and industrial loans	$51,666	49,895	17	39	60	198
Commercial mortgage loans	10,329	10,609	1	8	8	45
Commercial construction loans	5,241	5,815	1	—	—	—
Commercial leases	3,053	2,954	—	1	(1)	23
Residential mortgage loans	20,791	20,393	72	70	(4)	2
Home equity	4,084	5,183	1	2	(4)	5
Indirect secured consumer loans	16,783	13,653	9	10	14	32
Credit card	1,766	2,007	15	31	70	126
Other consumer loans	2,752	3,014	1	2	31	40
Total loans and leases	$116,465	113,523	117	163	174	471
Less: Loans and leases held for sale	$4,415	4,741
Total portfolio loans and leases	$112,050	108,782
(a)Excludes government guaranteed residential mortgage loans.

The following table presents the components of the net investment in portfolio leases as of December 31:

($ in millions)(a)	2021	2020
Net investment in direct financing leases:
Lease payment receivable (present value)	$886	1,400
Unguaranteed residual assets (present value)	147	181
Net premium (discount) on acquired leases	1	(1)
Net investment in sales-type leases:
Lease payment receivable (present value)	1,678	976
Unguaranteed residual assets (present value)	55	36
(a)Excludes $285 and $323 of leveraged leases at December 31, 2021 and 2020, respectively.

Interest income recognized in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 was $42 million, $64 million and $88 million, respectively, for direct financing leases and $42 million, $28 million and $13 million, respectively, for sales-type leases.

The following table presents undiscounted cash flows for both direct financing and sales-type leases for 2022 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease receivables as follows:

As of December 31, 2021 ($ in millions)	Direct Financing Leases	Sales-Type Leases
2022	$294	548
2023	215	385
2024	155	301
2025	111	242
2026	82	116
Thereafter	86	194
Total undiscounted cash flows	$943	1,786
Less: Difference between undiscounted cash flows and discounted cash flows	57	108
Present value of lease payments (recognized as lease receivables)	$886	1,678

The lease residual value represents the present value of the estimated fair value of the leased equipment at the end of the lease. The Bancorp performs quarterly reviews of residual values associated with its leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee and other factors that impact the residual value to assess for impairment. The Bancorp maintained an allowance of $15 million and $29 million at December 31, 2021 and 2020, respectively, to cover the losses that are expected to be incurred over the remaining contractual terms of the related leases, including the potential losses related to the residual value, in the net investment in leases. Refer to Note 6 for additional information on credit quality and the ALLL.
152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Credit Quality and the Allowance for Loan and Lease Losses
The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses
The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$1,456	294	703	2,453
Losses charged-off(a)	(119)	(3)	(222)	(344)
Recoveries of losses previously charged-off(a)	52	7	111	170
Benefit from loan and lease losses	(287)	(63)	(37)	(387)
Balance, end of period	$1,102	235	555	1,892
(a)The Bancorp recorded $33 in both losses charged-off and recoveries of losses previously charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

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
(b)The Bancorp recorded $42 in both losses previously charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

2019 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$645	81	267	110	1,103
Losses charged-off(a)	(127)	(9)	(374)	—	(510)
Recoveries of losses previously charged-off(a)	19	5	117	—	141
Provision for (benefit from) loan and lease losses	173	(4)	288	11	468
Balance, end of period	$710	73	298	121	1,202
(a)The Bancorp recorded $48 in both losses previously charged-off and recoveries of losses charged-off related to customer defaults on point-of-sale consumer loans for which the Bancorp obtained recoveries under third-party credit enhancements.

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2021 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
ALLL:(a)
Individually evaluated	$77	46	41	164
Collectively evaluated	1,025	189	514	1,728
Total ALLL	$1,102	235	555	1,892
Portfolio loans and leases:(b)
Individually evaluated	$579	460	313	1,352
Collectively evaluated	69,689	15,783	25,072	110,544
Total portfolio loans and leases	$70,268	16,243	25,385	111,896
(a)Includes $2 related to commercial leveraged leases at December 31, 2021.
(b)Excludes $154 of residential mortgage loans measured at fair value and includes $285 of commercial leveraged leases, net of unearned income, at December 31, 2021.

153 Fifth Third Bancorp

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

154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s commercial portfolio segment, by class and vintage, disaggregated by credit risk grade:

As of December 31, 2021 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial loans:
Pass	$4,266	2,291	1,198	552	356	752	39,486	—	48,901
Special mention	37	22	12	29	22	5	665	—	792
Substandard	19	52	36	69	52	115	1,623	—	1,966
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$4,322	2,365	1,246	650	430	872	41,774	—	51,659
Commercial mortgage owner-occupied loans:
Pass	$1,082	804	471	296	183	331	1,141	—	4,308
Special mention	—	31	46	17	2	40	69	—	205
Substandard	22	38	3	12	3	27	91	—	196
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,104	873	520	325	188	398	1,301	—	4,709
Commercial mortgage nonowner-occupied loans:
Pass	$635	733	595	284	141	302	1,977	—	4,667
Special mention	89	12	11	5	7	9	162	—	295
Substandard	160	78	4	3	9	3	388	—	645
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage nonowner-occupied loans	$884	823	610	292	157	314	2,527	—	5,607
Commercial construction loans:
Pass	$50	69	11	37	—	9	4,488	—	4,664
Special mention	—	39	—	—	—	—	193	—	232
Substandard	17	—	—	—	—	—	328	—	345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$67	108	11	37	—	9	5,009	—	5,241
Commercial leases:
Pass	$1,019	436	284	231	233	776	—	—	2,979
Special mention	4	4	5	9	—	8	—	—	30
Substandard	7	3	8	10	13	2	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$1,030	443	297	250	246	786	—	—	3,052
Total commercial loans and leases:
Pass	$7,052	4,333	2,559	1,400	913	2,170	47,092	—	65,519
Special mention	130	108	74	60	31	62	1,089	—	1,554
Substandard	225	171	51	94	77	147	2,430	—	3,195
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial loans and leases	$7,407	4,612	2,684	1,554	1,021	2,379	50,611	—	70,268

155 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 ($ in millions)	Term Loans and Leases by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial loans:
Pass	$7,042	2,144	1,114	700	471	703	31,657	—	43,831
Special mention	66	46	167	46	5	21	2,317	—	2,668
Substandard	119	80	107	60	39	104	2,639	—	3,148
Doubtful	—	2	9	—	—	—	7	—	18
Total commercial and industrial loans	$7,227	2,272	1,397	806	515	828	36,620	—	49,665
Commercial mortgage owner-occupied loans:
Pass	$1,047	655	416	288	249	420	1,025	—	4,100
Special mention	58	12	16	7	2	17	64	—	176
Substandard	211	17	33	7	13	30	88	—	399
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial mortgage owner-occupied loans	$1,316	684	465	302	264	467	1,177	—	4,675
Commercial mortgage nonowner-occupied loans:
Pass	$902	679	548	247	223	341	1,626	—	4,566
Special mention	252	68	17	8	36	9	416	—	806
Substandard	149	3	49	14	2	25	301	—	543
Doubtful	12	—	—	—	—	—	—	—	12
Total commercial mortgage nonowner-occupied loans	$1,315	750	614	269	261	375	2,343	—	5,927
Commercial construction loans:
Pass	$98	49	27	—	9	12	4,721	—	4,916
Special mention	67	—	—	—	—	—	591	—	658
Substandard	8	—	—	—	—	—	233	—	241
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	$173	49	27	—	9	12	5,545	—	5,815
Commercial leases:
Pass	$622	374	315	369	314	824	—	—	2,818
Special mention	5	16	5	—	—	—	—	—	26
Substandard	7	4	16	21	6	17	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial leases	$634	394	336	390	320	841	—	—	2,915
Total commercial loans and leases:
Pass	$9,711	3,901	2,420	1,604	1,266	2,300	39,029	—	60,231
Special mention	448	142	205	61	43	47	3,388	—	4,334
Substandard	494	104	205	102	60	176	3,261	—	4,402
Doubtful	12	2	9	—	—	—	7	—	30
Total commercial loans and leases	$10,665	4,149	2,839	1,767	1,369	2,523	45,685	—	68,997

156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Age Analysis of Past Due Commercial Loans and Leases
The following tables summarize the Bancorp’s amortized cost basis in portfolio commercial loans and leases, by age and class:

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2021 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans(b)	$51,549	61	49	110	51,659	17
Commercial mortgage owner-occupied loans	4,701	4	4	8	4,709	1
Commercial mortgage nonowner-occupied loans	5,606	—	1	1	5,607	—
Commercial construction loans	5,241	—	—	—	5,241	1
Commercial leases	3,035	16	1	17	3,052	—
Total portfolio commercial loans and leases	$70,132	81	55	136	70,268	19
(a)Includes accrual and nonaccrual loans and leases.
(b)Includes loans related to the SBA’s Paycheck Protection Program, of which $20 were 30-89 days past due and $6 were 90 days or more past due.

	Current Loans and Leases(a)	Past Due			Total Loans and Leases	90 Days Past Due and Still Accruing
As of December 31, 2020 ($ in millions)		30-89 Days(a)	90 Days or More(a)	Total Past Due
Commercial loans and leases:
Commercial and industrial loans	$49,421	119	125	244	49,665	39
Commercial mortgage owner-occupied loans	4,645	7	23	30	4,675	7
Commercial mortgage nonowner-occupied loans	5,860	31	36	67	5,927	1
Commercial construction loans	5,808	7	—	7	5,815	—
Commercial leases	2,906	7	2	9	2,915	1
Total portfolio commercial loans and leases	$68,640	171	186	357	68,997	48
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

157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of the Bancorp’s residential mortgage and consumer portfolio segments, by class and vintage, disaggregated by both age and performing versus nonperforming status:

As of December 31, 2021 ($ in millions)	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Residential mortgage loans:
Performing:
Current(a)	$5,886	3,309	1,294	418	954	4,261	—	—	16,122
30-89 days past due	1	1	1	1	1	13	—	—	18
90 days or more past due	—	2	4	3	9	52	—	—	70
Total performing	5,887	3,312	1,299	422	964	4,326	—	—	16,210
Nonperforming	—	—	1	—	2	30	—	—	33
Total residential mortgage loans(b)	$5,887	3,312	1,300	422	966	4,356	—	—	16,243
Home equity:
Performing:
Current	$2	6	13	18	2	113	3,815	12	3,981
30-89 days past due	—	—	—	—	—	3	22	—	25
90 days or more past due	—	—	—	—	—	1	—	—	1
Total performing	2	6	13	18	2	117	3,837	12	4,007
Nonperforming	—	—	—	—	—	9	67	1	77
Total home equity	$2	6	13	18	2	126	3,904	13	4,084
Indirect secured consumer loans:
Performing:
Current	$8,732	4,206	2,221	902	389	194	—	—	16,644
30-89 days past due	26	24	25	17	8	3	—	—	103
90 days or more past due	2	2	2	2	1	—	—	—	9
Total performing	8,760	4,232	2,248	921	398	197	—	—	16,756
Nonperforming	—	12	5	5	3	2	—	—	27
Total indirect secured consumer loans	$8,760	4,244	2,253	926	401	199	—	—	16,783
Credit card:
Performing:
Current	$—	—	—	—	—	—	1,710	—	1,710
30-89 days past due	—	—	—	—	—	—	18	—	18
90 days or more past due	—	—	—	—	—	—	15	—	15
Total performing	—	—	—	—	—	—	1,743	—	1,743
Nonperforming	—	—	—	—	—	—	23	—	23
Total credit card	$—	—	—	—	—	—	1,766	—	1,766
Other consumer loans:
Performing:
Current	$692	530	275	174	105	47	913	—	2,736
30-89 days past due	3	2	3	2	1	—	2	1	14
90 days or more past due	—	—	1	—	—	—	—	—	1
Total performing	695	532	279	176	106	47	915	1	2,751
Nonperforming	—	—	—	—	—	—	1	—	1
Total other consumer loans	$695	532	279	176	106	47	916	1	2,752
Total residential mortgage and consumer loans:
Performing:
Current	$15,312	8,051	3,803	1,512	1,450	4,615	6,438	12	41,193
30-89 days past due	30	27	29	20	10	19	42	1	178
90 days or more past due	2	4	7	5	10	53	15	—	96
Total performing	15,344	8,082	3,839	1,537	1,470	4,687	6,495	13	41,467
Nonperforming	—	12	6	5	5	41	91	1	161
Total residential mortgage and consumer loans(b)	$15,344	8,094	3,845	1,542	1,475	4,728	6,586	14	41,628
(a)Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2021, $49 of these loans were 30-89 days past due and $139 were 90 days or more past due. The Bancorp recognized $2 of losses during the year ended December 31, 2021 due to claim denials and curtailments associated with these insured or guaranteed loans.
(b)Excludes $154 of residential mortgage loans measured at fair value at December 31, 2021.
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

159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the amortized cost basis of the Bancorp’s collateral-dependent loans and leases, by portfolio class, as of:

($ in millions)	December 31, 2021	December 31, 2020
Commercial loans and leases:
Commercial and industrial loans	$467	810
Commercial mortgage owner-occupied loans	22	101
Commercial mortgage nonowner-occupied loans	31	82
Commercial construction loans	56	19
Commercial leases	3	6
Total commercial loans and leases	579	1,018
Residential mortgage loans	60	80
Consumer loans:
Home equity	58	71
Indirect secured consumer loans	8	9
Total consumer loans	66	80
Total portfolio loans and leases	$705	1,178

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

The following table presents the amortized cost basis of the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property, as of:

	December 31, 2021			December 31, 2020
($ in millions)	With an ALLL	No Related ALLL	Total	With an ALLL	No Related ALLL	Total
Commercial loans and leases:
Commercial and industrial loans	$151	128	279	213	260	473
Commercial mortgage owner-occupied loans	10	13	23	20	60	80
Commercial mortgage nonowner-occupied loans	22	3	25	34	43	77
Commercial construction loans	6	—	6	1	—	1
Commercial leases	3	1	4	6	1	7
Total nonaccrual portfolio commercial loans and leases	$192	145	337	274	364	638
Residential mortgage loans	14	19	33	11	49	60
Consumer loans:
Home equity	53	24	77	55	31	86
Indirect secured consumer loans	21	6	27	8	8	16
Credit card	23	—	23	32	—	32
Other consumer loans	1	—	1	2	—	2
Total nonaccrual portfolio consumer loans	$98	30	128	97	39	136
Total nonaccrual portfolio loans and leases(a)(b)	$304	194	498	382	452	834
OREO and other repossessed property	—	29	29	—	30	30
Total nonperforming portfolio assets(a)(b)	$304	223	527	382	482	864
(a)Excludes $15 and $6 of nonaccrual loans held for sale as of December 31, 2021 and 2020, respectively.
(b)Includes $26 and $29 of nonaccrual government insured commercial loans whose repayments are insured by the SBA as of December 31, 2021 and 2020, respectively, of which $11 and $17 are restructured nonaccrual government insured commercial loans as of December 31, 2021 and 2020, respectively.

160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the interest income recognized on the Bancorp’s nonaccrual loans and leases as of December 31, 2021 and 2020, by class:

	For the years ended December 31,
($ in millions)	2021	2020
Commercial loans and leases:
Commercial and industrial loans	$6	8
Commercial mortgage nonowner-occupied loans	—	1
Commercial leases	1	1
Total nonaccrual portfolio commercial loans and leases	$7	10
Residential mortgage loans	24	28
Consumer loans:
Home equity	7	9
Indirect secured consumer loans	2	—
Credit card	3	4
Total nonaccrual portfolio consumer loans	$12	13
Total nonaccrual portfolio loans and leases	$43	51

The Bancorp’s amortized cost basis of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $84 million and $136 million as of December 31, 2021 and 2020, respectively.

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

The Bancorp had commitments to lend additional funds to borrowers whose terms have been modified in a TDR, consisting of line of credit and letter of credit commitments of $121 million and $66 million, respectively, as of December 31, 2021 compared with $67 million and $72 million, respectively, as of December 31, 2020.

161 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a summary of portfolio loans, by class, modified in a TDR by the Bancorp during the years ended December 31:

2021 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	86	$150	1	—
Commercial mortgage owner-occupied loans	10	8	—	—
Commercial mortgage nonowner-occupied loans	5	29	—	—
Commercial construction loans	1	34	—	—
Residential mortgage loans	519	93	4	—
Consumer loans:
Home equity	206	10	(3)	—
Indirect secured consumer loans	4,567	96	1	—
Credit card	5,488	30	9	1
Total portfolio loans	10,882	$450	12	1
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

2020 ($ in millions)	Number of Loans Modified in a TDR During the Year(a)	Amortized Cost Basis of Loans Modified in a TDR During the Year	Increase (Decrease) to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	124	$305	26	7
Commercial mortgage owner-occupied loans	43	58	(11)	—
Commercial mortgage nonowner-occupied loans	19	44	(2)	—
Commercial construction loans	3	21	1	—
Residential mortgage loans	424	58	1	—
Consumer loans:
Home equity	147	7	(4)	—
Indirect secured consumer loans	70	—	—	—
Credit card	5,701	32	11	1
Total portfolio loans	6,531	$525	22	8
(a)Represents number of loans post-modification and excludes loans previously modified in a TDR.

2019 ($ in millions)(a)(b)	Number of Loans Modified in a TDR During the Year(c)	Recorded Investment in Loans Modified in a TDR During the Year	(Decrease) Increase to ALLL Upon Modification	Charge-offs Recognized Upon Modification
Commercial loans:
Commercial and industrial loans	97	$223	(19)	5
Commercial mortgage owner-occupied loans	15	12	—	—
Commercial mortgage nonowner-occupied loans	1	—	—	—
Residential mortgage loans	722	101	1	—
Consumer loans:
Home equity	80	4	—	—
Indirect secured consumer loans	100	—	—	—
Credit card	6,041	34	8	3
Total portfolio loans	7,056	$374	(10)	8
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
162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
collateral and any resulting collateral shortfall is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes an ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2021, 2020 and 2019 and were within 12 months of the restructuring date:

December 31, 2021 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	7	$1
Commercial mortgage owner-occupied loans	3	1
Commercial mortgage nonowner-occupied loans	2	25
Residential mortgage loans	82	10
Consumer loans:
Home equity	28	1
Indirect secured consumer loans	130	2
Credit card	215	1
Total portfolio loans	467	$41
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

December 31, 2020 ($ in millions)(a)	Number of Contracts	Amortized Cost
Commercial loans:
Commercial and industrial loans	13	$5
Commercial mortgage owner-occupied loans	8	3
Commercial mortgage nonowner-occupied loans	3	11
Residential mortgage loans	149	23
Consumer loans:
Home equity	6	—
Indirect secured consumer loans	18	—
Credit card	260	1
Total portfolio loans	457	$43
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

December 31, 2019 ($ in millions)(a)(b)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	12	$20
Commercial mortgage owner-occupied loans	4	1
Commercial mortgage nonowner-occupied loans	1	—
Residential mortgage loans	274	42
Consumer loans:
Home equity	15	—
Credit card	655	3
Total portfolio loans	961	$66
(a)Excludes all loans held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)Excludes loans classified as TDRs as a result of the Bancorp’s conformance to OCC guidance with regard to non-reaffirmed loans included in Chapter 7 bankruptcy filings.

163 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Bank Premises and Equipment
The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life			2021	2020
Equipment	2	-	20 years	$2,392	2,302
Buildings(a)	1	-	30 years	1,668	1,612
Land and improvements(a)				645	636
Leasehold improvements	1	-	30 years	517	467
Construction in progress(a)				84	108
Bank premises and equipment held for sale:
Land and improvements				18	27
Buildings				6	8
Accumulated depreciation and amortization				(3,210)	(3,072)
Total bank premises and equipment				$2,120	2,088
(a)At December 31, 2021 and 2020, land and improvements, buildings and construction in progress included $39 and $46, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment, including amortization of finance lease ROU assets, was $270 million, $256 million and $255 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service banking centers at certain locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. The Bancorp closed a total of 44 banking centers throughout its footprint during the year ended December 31, 2021.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $7 million, $30 million and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

164 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Operating Lease Equipment
Operating lease equipment was $616 million and $777 million at December 31, 2021 and 2020, respectively, net of accumulated depreciation of $304 million and $290 million at December 31, 2021 and 2020, respectively. The Bancorp recorded lease income of $152 million, $156 million and $151 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense related to operating lease equipment was $124 million, $126 million and $122 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Bancorp received payments of $155 million and $161 million related to operating leases during the years ended December 31, 2021 and 2020, respectively.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. As a result of these recoverability assessments, the Bancorp recognized $25 million, $7 million and $3 million of impairment losses associated with operating lease assets for the years ended December 31, 2021, 2020 and 2019, respectively. The recognized impairment losses were recorded in leasing business revenue in the Consolidated Statements of Income.

The following table presents future lease payments receivable from operating leases for 2022 through 2026 and thereafter:

As of December 31, 2021 ($ in millions)	Undiscounted Cash Flows
2022	$138
2023	114
2024	76
2025	48
2026	26
Thereafter	27
Total operating lease payments	$429

9. Lease Obligations - Lessee
The Bancorp leases certain banking centers, ATM sites, land for owned buildings and equipment. The Bancorp’s lease agreements typically do not contain any residual value guarantees or any material restrictive covenants.

The following table provides a summary of lease assets and lease liabilities as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2021	2020
Assets
Operating lease right-of-use assets	Other assets	$427	423
Finance lease right-of-use assets	Bank premises and equipment	145	129
Total right-of-use assets(a)		$572	552
Liabilities
Operating lease liabilities	Accrued taxes, interest and expenses	$520	527
Finance lease liabilities	Long-term debt	149	130
Total lease liabilities		$669	657
(a)Operating and finance lease right-of-use assets are recorded net of accumulated amortization of $198 and $47, respectively, as of December 31, 2021, and $152 and $29, respectively, as of December 31, 2020.

The following table presents the components of lease costs for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2021	2020	2019
Lease costs:
Amortization of ROU assets	Net occupancy and equipment expense	$18	11	6
Interest on lease liabilities	Interest on long-term debt	4	3	1
Total finance lease costs		$22	14	7
Operating lease cost	Net occupancy expense	$80	110	96
Short-term lease cost	Net occupancy expense	2	1	1
Variable lease cost	Net occupancy expense	31	29	30
Sublease income	Net occupancy expense	(3)	(3)	(3)
Total operating lease costs		$110	137	124
Total lease costs		$132	151	131

The Bancorp performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, the Bancorp recognized $3 million, $8 million and $15 million of impairment losses and termination charges for the ROU assets related to certain operating leases for the years ended
165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019, respectively. The recognized losses were recorded in net occupancy expense in the Consolidated Statements of Income.

The following table presents undiscounted cash flows for both operating leases and finance leases for 2022 through 2026 and thereafter as well as a reconciliation of the undiscounted cash flows to the total lease liabilities as follows:

As of December 31, 2021 ($ in millions)	Operating Leases	Finance Leases	Total
2022	$87	21	108
2023	80	18	98
2024	72	18	90
2025	64	12	76
2026	55	7	62
Thereafter	238	111	349
Total undiscounted cash flows	$596	187	783
Less: Difference between undiscounted cash flows and discounted cash flows	76	38	114
Present value of lease liabilities	$520	149	669

The following table presents the weighted-average remaining lease term and weighted-average discount rate as of December 31:

	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8.92	9.06
Finance leases	14.70	12.93
Weighted-average discount rate:
Operating leases	2.88%	3.05
Finance leases	2.74	2.39

The following table presents information related to lease transactions for the years ended December 31:

($ in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:(a)
Operating cash flows from operating leases	$88	91	97
Operating cash flows from finance leases	4	3	1
Financing cash flows from finance leases	16	11	5

Gains on sale and leaseback transactions	2	3	5
(a)The cash flows related to short-term leases and variable lease payments are not included in the amounts in the table as they were not included in the measurement of lease liabilities.

166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Goodwill
Business combinations entered into by the Bancorp typically result in the recognition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions.

The Bancorp completed its annual goodwill impairment test as of September 30, 2021 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair values of the Commercial Banking, Branch Banking and Wealth and Asset Management reporting units were less than their respective carrying amounts.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2021 and 2020 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Total
Goodwill	$2,704	2,046	215	252	—	5,217
Accumulated impairment losses	(750)	—	(215)	—	—	(965)
Net carrying value as of December 31, 2019	$1,954	2,046	—	252	—	4,252
Acquisition activity	26	1	—	1	—	28
Sale of business	—	—	—	(22)	—	(22)
Net carrying value as of December 31, 2020	$1,980	2,047	—	231	—	4,258
Acquisition activity	—	256	—	—	—	256
Net carrying value as of December 31, 2021	$1,980	2,303	—	231	—	4,514

167 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Intangible Assets
Intangible assets consist of core deposit intangibles, developed technology, customer relationships, operating leases, non-compete agreements, trade names and books of business. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives and, based on the type of intangible asset, the amortization may be recorded in either leasing business revenue or other noninterest expense in the Consolidated Statements of Income. The increase in the gross carrying amount of intangible assets during the year ended December 31, 2021 reflects acquisition activity during the year, which included the recognition of $62 million in developed technology. This asset will be amortized over its remaining useful life, which was estimated to be 8 years at the time of acquisition.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2021
Core deposit intangibles	$229	(153)	76
Developed technology	62	(3)	59
Customer relationships	25	(7)	18
Operating leases	11	(9)	2
Other	4	(3)	1
Total intangible assets	$331	(175)	156
As of December 31, 2020
Core deposit intangibles	$229	(116)	113
Customer relationships	24	(5)	19
Operating leases	17	(12)	5
Other	3	(1)	2
Total intangible assets	$273	(134)	139

As of December 31, 2021, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $47 million, $55 million and $54 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Bancorp’s projections of amortization expense shown in the following table are based on existing asset balances as of December 31, 2021. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2022 through 2026 is as follows:

($ in millions)	Total
2022	$41
2023	32
2024	24
2025	17
2026	11
168 Fifth Third Bancorp

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

Consolidated VIEs
The Bancorp has consolidated VIEs related to certain automobile loan securitizations where it has determined that it is the primary beneficiary. The following table provides a summary of assets and liabilities carried on the Consolidated Balance Sheets for consolidated VIEs as of:

($ in millions)	December 31, 2021	December 31, 2020
Assets:
Other short-term investments	$24	55
Indirect secured consumer loans	322	756
ALLL	(2)	(7)
Other assets	2	5
Total assets	$346	809
Liabilities:
Other liabilities	$1	2
Long-term debt	263	656
Total liabilities	$264	658

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

Non-consolidated VIEs
The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2021 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,705	580	1,705
Private equity investments	133	—	257
Loans provided to VIEs	3,386	—	4,873
Lease pool entities	68	—	68

December 31, 2020 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,546	478	1,546
Private equity investments	117	—	200
Loans provided to VIEs	2,420	—	3,649
Lease pool entities	73	—	73

169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CDC investments
CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing and revitalize business and residential areas. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. For information regarding the Bancorp’s accounting for these investments, refer to Note 1.

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

At December 31, 2021 and 2020, the Bancorp’s CDC investments included $1.4 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $573 million and $478 million at December 31, 2021 and 2020, respectively. The unfunded commitments as of December 31, 2021 are expected to be funded from 2022 to 2039.

The Bancorp has accounted for all of its qualifying LIHTC investments using the proportional amortization method of accounting. The following table summarizes the impact to the Consolidated Statements of Income related to these investments for the years ended December 31:

	Consolidated Statements of Income Caption(a)	2021	2020	2019
Proportional amortization	Applicable income tax expense	$163	150	140
Tax credits and other benefits	Applicable income tax expense	(193)	(175)	(163)
(a)The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2021, 2020 and 2019.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity investments. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are presented in previous tables. Also, at December 31, 2021 and 2020, the Bancorp’s unfunded commitment amounts to the private equity funds were $124 million and $83 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity investments of $17 million and $19 million during the years ended December 31, 2021 and 2020, respectively.

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

170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2021 and 2020, the Bancorp’s unfunded commitments to these entities were $1.5 billion and $1.2 billion, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales
The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2021, 2020 and 2019. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2021	2020	2019
Residential mortgage loan sales(a)	$16,900	11,827	7,781

Origination fees and gains on loan sales	285	315	175
Gross mortgage servicing fees	247	263	267
(a)Represents the unpaid principal balance at the time of the sale.

Servicing Rights
The Bancorp measures all of its servicing rights at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The following table presents changes in the servicing rights related to residential mortgage loans for the years ended December 31:

($ in millions)	2021	2020
Balance, beginning of period	$656	993
Servicing rights originated	223	184
Servicing rights purchased	381	44
Changes in fair value:
Due to changes in inputs or assumptions(a)	142	(311)
Other changes in fair value(b)	(281)	(254)
Balance, end of period	$1,121	656
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

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

($ in millions)	2021	2020	2019
Securities (losses) gains, net - non-qualifying hedges on mortgage servicing rights	$(2)	2	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio(a)	(123)	307	221
MSR fair value adjustment due to changes in inputs or assumptions(a)	142	(311)	(203)
(a)Included in mortgage banking net revenue in the Consolidated Statements of Income.

The key economic assumptions used in measuring the servicing rights related to residential mortgage loans that continued to be held by the Bancorp at the date of sale, securitization, or purchase resulting from transactions completed during the years ended December 31 were as follows:

	2021			2020
	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS (bps)	Weighted-Average Life (in years)	Prepayment Speed (annual)	OAS (bps)
Fixed-rate	6.5	10.7%	693	5.9	12.1%	727
Adjustable-rate	2.7	28.8	626	3.8	18.3	681

172 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021 and 2020, the Bancorp serviced $89.2 billion and $68.8 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2021, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in OAS for servicing rights related to residential mortgage loans are as follows:

($ in millions)(a)	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption				OAS Assumption
				Impact of Adverse Change on Fair Value			OAS (bps)	Impact of Adverse Change on Fair Value
			Rate	10%	20%	50%		10%	20%
Fixed-rate	$1,116	6.3	10.7%	$(48)	(93)	(211)	686	$(30)	(58)
Adjustable-rate	5	4.1	20.6	—	(1)	(2)	1087	—	—
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
173 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2021 and 2020, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion and $1.0 billion, respectively. For derivative contracts cleared through certain central clearing parties whose rules treat variation margin payments as settlement of the derivative contract, the payments for variation margin of $771 million and $1.1 billion were applied to reduce the respective derivative contracts and were also not included in the total amount of collateral held as of December 31, 2021 and 2020, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts was $20 million and $42 million as of December 31, 2021 and 2020, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2021 and 2020, the balance of collateral posted by the Bancorp for derivative liabilities was $1.3 billion and $463 million, respectively. Additionally, $570 million and $1.1 billion of variation margin payments were applied to the respective derivative contracts to reduce the Bancorp’s derivative liabilities as of December 31, 2021 and 2020, respectively, and were also not included in the total amount of collateral posted. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2021 and 2020, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.
174 Fifth Third Bancorp

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2021 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	393	2
Interest rate swaps related to available-for-sale debt and other securities	445	7	—
Total fair value hedges		400	2
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	122	—
Interest rate swaps related to C&I loans	8,000	—	1
Interest rate swaps related to commercial mortgage and commercial construction loans	4,000	—	—
Total cash flow hedges		122	1
Total derivatives designated as qualifying hedging instruments		522	3
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,260	140	—
Forward contracts related to residential mortgage loans held for sale(b)	1,952	2	2
Swap associated with the sale of Visa, Inc. Class B Shares	3,545	—	214
Foreign exchange contracts	158	—	1
Interest rate contracts for collateral management	12,000	5	4
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives - risk management and other business purposes		147	221
Free-standing derivatives - customer accommodation:
Interest rate contracts(a)	76,061	578	232
Interest rate lock commitments	673	12	—
Commodity contracts	12,376	1,326	1,260
TBA securities	55	—	—
Foreign exchange contracts	23,148	323	297
Total free-standing derivatives - customer accommodation		2,239	1,789
Total derivatives not designated as qualifying hedging instruments		2,386	2,010
Total		$2,908	2,013
(a)Derivative assets and liabilities are presented net of variation margin of $104 and $472, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.
175 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value
December 31, 2020 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives Designated as Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$1,955	528	—
Total fair value hedges		528	—
Cash flow hedges:
Interest rate floors related to C&I loans	3,000	244	—
Interest rate swaps related to C&I loans	8,000	16	2
Total cash flow hedges		260	2
Total derivatives designated as qualifying hedging instruments		788	2
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSR portfolio	6,910	202	1
Forward contracts related to residential mortgage loans held for sale(b)	2,903	1	16
Swap associated with the sale of Visa, Inc. Class B Shares	3,588	—	201
Foreign exchange contracts	204	—	3
Interest rate contracts for collateral management	12,000	3	1
Interest rate contracts for LIBOR transition	2,372	—	—
Total free-standing derivatives - risk management and other business purposes		206	222
Free-standing derivatives - customer accommodation:
Interest rate contracts(a)	77,806	1,238	265
Interest rate lock commitments	1,830	57	—
Commodity contracts	7,762	375	359
Foreign exchange contracts	14,587	255	224
Total free-standing derivatives - customer accommodation		1,925	848
Total derivatives not designated as qualifying hedging instruments		2,131	1,070
Total		$2,919	1,072
(a)Derivative assets and liabilities are presented net of variation margin of $47 and $1,063, respectively.
(b)Includes forward sale and forward purchase contracts which are utilized to manage market risk on residential mortgage loans held for sale and the related interest rate lock commitments.

Fair Value Hedges
The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate or to hedge the exposure to changes in fair value of a recognized asset attributable to changes in the benchmark interest rate. Decisions to enter into these interest rate swaps are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2021, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting that permits the assumption of perfect offset. For all designated fair value hedges of interest rate risk as of December 31, 2021 that were not accounted for under the shortcut method of accounting, the Bancorp performed an assessment of hedge effectiveness using regression analysis with changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk recorded in the same income statement line in current period net income.

The following table reflects the changes in fair value of interest rate contracts, designated as fair value hedges and the changes in fair value of the related hedged items attributable to the risk being hedged, as well as the line items in the Consolidated Statements of Income in which the corresponding gains or losses are recorded:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2021	2020	2019
Long-term debt:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(138)	134	152
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	138	(133)	(147)
Available-for-sale debt and other securities:
Change in fair value of interest rate swaps hedging available-for-sale debt and other securities	Interest on securities	7	—	—
Change in fair value of hedged available-for-sale debt and other securities attributable to the risk being hedged	Interest on securities	(7)	—	—

176 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of December 31:

($ in millions)	Consolidated Balance Sheets Caption	2021	2020
Long-term debt:
Carrying amount of the hedged items	Long-term debt	$2,339	2,478
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Long-term debt	396	534
Available-for-sale debt and other securities:
Carrying amount of the hedged items(a)	Available-for-sale debt and other securities	465	—
Cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items	Available-for-sale debt and other securities	(8)	—
(a)The carrying amount represents the amortized cost basis of the hedged items (which excludes unrealized gains and losses) plus the fair value hedging adjustments.

Cash Flow Hedges
The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2021, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. The entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. As of December 31, 2021, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 37 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2021 and 2020, $353 million and $718 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2021, $212 million in net unrealized gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations or the addition of other hedges subsequent to December 31, 2021.

During both the years ended December 31, 2021 and 2020, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pre-tax net (losses) gains recorded in the Consolidated Statements of Income and in the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2021	2020	2019
Amount of pre-tax net (losses) gains recognized in OCI	$(185)	611	348
Amount of pre-tax net gains reclassified from OCI into net income	293	237	16

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

The Bancorp enters into forward contracts and mortgage options to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. These contracts generally settle within one year or less. IRLCs issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

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
177 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net (losses) gains recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2021	2020	2019
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$15	(12)	4
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(123)	307	221
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(3)	(3)	(7)
Equity contracts:
Swap associated with sale of Visa, Inc. Class B Shares	Other noninterest income	(86)	(103)	(107)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2021 and 2020, the total notional amount of the risk participation agreements was $3.8 billion and $3.4 billion, respectively, and the fair value was a liability of $8 million at both December 31, 2021 and 2020 which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2021, the risk participation agreements had a weighted-average remaining life of 3.8 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2021	2020
Pass	$3,733	3,231
Special mention	13	113
Substandard	34	52
Total	$3,780	3,396

178 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2021	2020	2019
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Commercial banking revenue	$38	36	40
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	21	(22)	(15)
Interest rate lock commitments	Mortgage banking net revenue	149	271	144
Commodity contracts:
Commodity contracts for customers (contract revenue)	Commercial banking revenue	23	15	8
Commodity contracts for customers (credit losses)	Other noninterest expense	(1)	(1)	—
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(2)	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Commercial banking revenue	61	55	49
Foreign exchange contracts for customers (contract revenue)	Other noninterest expense	2	(11)	12
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(1)	—

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

The following table provides a summary of offsetting derivative financial instruments:

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivatives	Collateral(b)	Net Amount
As of December 31, 2021
Derivative assets	$2,896	(837)	(548)	1,511
Derivative liabilities	2,013	(837)	(712)	464
As of December 31, 2020
Derivative assets	$2,862	(621)	(755)	1,486
Derivative liabilities	1,072	(621)	(221)	230
(a)Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

179 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Other Assets
The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2021	2020
Derivative instruments	$2,908	2,919
Accounts receivable and drafts-in-process	2,560	2,121
Bank owned life insurance	2,041	2,003
Partnership investments	2,022	1,872
Accrued interest and fees receivable	465	486
Operating lease right-of-use assets	427	423
Worldpay, Inc. TRA receivable	317	321
Income tax receivable	237	166
Prepaid expenses	139	129
OREO and other repossessed property	29	30
Other	299	279
Total other assets	$11,444	10,749

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

During the fourth quarter of 2019, the Bancorp entered into an agreement with Fidelity National Information Services, Inc. and Worldpay, Inc. under which Worldpay, Inc. may be obligated to pay up to approximately $366 million to the Bancorp to terminate and settle a portion of the remaining TRA cash flows, totaling an estimated $720 million, upon the exercise of certain call options by Worldpay, Inc. or certain put options by the Bancorp. In 2019, the Bancorp recognized a gain of approximately $345 million in other noninterest income associated with these options. The Worldpay, Inc. TRA receivable associated with this transaction, recorded in other assets in the Consolidated Balance Sheets, was $317 million and $321 million as of December 31, 2021 and 2020, respectively.

Separate from the impact of the TRA settlement agreement discussed above, the Bancorp recognized $46 million, $74 million and $1 million in other noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2021, 2020 and 2019, respectively. The Bancorp expects to receive approximately $78 million of future payments through 2025 under the TRA that are not subject to the call or put options. These remaining cash flows will be recognized in future periods when the related uncertainties are resolved.
180 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at the FRB that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings may include securities sold under repurchase agreements, derivative collateral, FHLB advances and other borrowings with original maturities of one year or less.

The following table summarizes short-term borrowings and weighted-average rates:

	2021		2020
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$281	0.13%	$300	0.14%
Other short-term borrowings	980	0.04	1,192	0.19
Average for the years ended December 31:
Federal funds purchased	$333	0.12%	$385	0.58%
Other short-term borrowings	1,107	0.15	1,709	0.81
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$365		$1,625
Other short-term borrowings	1,353		4,542

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2021	2020
Securities sold under repurchase agreements	$544	679
Derivative collateral	436	474
Other secured borrowings	—	39
Total other short-term borrowings	$980	1,192

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale debt and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value. As of both December 31, 2021 and 2020, all securities sold under repurchase agreements were secured by agency residential mortgage-backed securities and the repurchase agreements had an overnight remaining contractual maturity.

The Bancorp’s other secured borrowings at December 31, 2020 primarily included obligations recognized by the Bancorp under ASC Topic 860 related to certain loans sold to GNMA and serviced by the Bancorp. Under ASC Topic 860, once the Bancorp has the unilateral right to repurchase the GNMA loans due to the borrower missing three consecutive payments, the Bancorp is considered to have regained effective control over the loan. As such, the Bancorp was required to recognize both the loan and the repurchase liability, regardless of the intent to repurchase the loans. The Bancorp repurchased these loans during 2021.
181 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Long-Term Debt
The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2021	2020
Parent Company
Senior:
Floating-rate notes(a)	2021	0.70%	$—	250
Fixed-rate notes	2022	2.60%	700	699
Fixed-rate notes	2022	3.50%	500	499
Fixed-rate notes	2023	1.625%	499	498
Fixed-rate notes	2024	3.65%	1,496	1,494
Fixed-rate notes	2025	2.375%	748	747
Fixed-rate notes	2027	2.55%	746	746
Fixed-rate/floating-rate notes(b)	2027	1.707%	496	—
Fixed-rate notes	2028	3.95%	647	647
Subordinated:(c)
Fixed-rate notes	2024	4.30%	749	748
Fixed-rate notes	2038	8.25%	1,346	1,433
Subsidiaries
Senior:
Fixed-rate notes	2021	2.25%	—	1,249
Fixed-rate notes	2021	2.875%	—	849
Fixed-rate notes	2021	3.35%	—	506
Floating-rate notes(a)	2021	0.655%	—	300
Floating-rate notes(c)(d)	2022	0.772%	300	300
Fixed-rate notes	2023	1.80%	649	648
Fixed-rate notes	2025	3.95%	795	836
Fixed-rate notes	2027	2.25%	598	598
Subordinated:(c)
Fixed-rate notes	2026	3.85%	748	748
Fixed-rate notes	2027	4.00%	172	172
Junior subordinated:
Floating-rate debentures(c)(d)	2035	1.62%	-	1.89%	54	54
FHLB advances	2022	-	2047	0.05%	-	5.87%	44	67
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2022	-	2026	2.03%	-	2.69%	250	623
Other	2022	-	2052	Varies	284	262
Total	$11,821	14,973
(a)These rates reflect the floating rates as of December 31, 2020.
(b)This rate reflects the fixed rate in effect as of December 31, 2021.
(c)In aggregate, $2.5 billion and $2.8 billion qualifies as Tier 2 capital for regulatory capital purposes for the years ended December 31, 2021 and 2020, respectively.
(d)These rates reflect the floating rates as of December 31, 2021.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the previous table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2021 are presented in the following table:

($ in millions)	Parent Company	Subsidiaries	Total
2022	$1,200	310	1,510
2023	499	821	1,320
2024	2,245	19	2,264
2025	748	856	1,604
2026	—	890	890
Thereafter	3,235	998	4,233
Total	$7,927	3,894	11,821

At December 31, 2021, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $11.5 billion, net discounts of $16 million, debt issuance costs of $24 million and additions for mark-to-market adjustments on its hedged debt of $396 million. At
182 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, the Bancorp’s long-term borrowings consisted of outstanding principal balances of $14.5 billion, net discounts of $19 million, debt issuance costs of $31 million and additions for mark-to-market adjustments on its hedged debt of $534 million. The Bancorp was in compliance with all debt covenants at December 31, 2021 and 2020.

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

On November 1, 2021, the Bancorp issued and sold $500 million of fixed-rate/floating-rate senior notes which will mature on November 1, 2027. The senior notes bear a fixed rate of interest of 1.707% per annum to, but excluding, November 1, 2026. From, and including, November 1, 2026 until, but excluding, November 1, 2027, the senior notes will have an interest rate of compounded SOFR plus 0.685%.
183 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bancorp entered into interest-rate swaps to convert the fixed-rate period of the notes (to, but excluding, November 1, 2026) to a floating rate, which resulted in an original effective interest rate of one-month LIBOR plus 57 bps, and the Bancorp paid a rate of 0.67% at December 31, 2021. The notes will be redeemable in whole, but not in part, by the Bancorp on November 1, 2026, the date that is one year prior to the maturity date, at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. In addition, the notes will be redeemable, in whole or in part, by the Bancorp on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

Subordinated debt
The Bancorp has entered into interest rate swaps to convert part of its subordinated fixed-rate notes due in 2038 to a floating rate. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were hedged to floating-rate, which resulted in an original effective interest rate of three-month LIBOR plus 305 bps, and the Bancorp paid a rate of 3.22% on the hedged portion of these notes at December 31, 2021.

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

Subsidiary Long-Term Borrowings
Senior and subordinated debt
Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. Under the Bancorp’s banking subsidiary’s global bank note program, the Bank’s capacity to issue its senior and subordinated unsecured bank notes is $25.0 billion. As of December 31, 2021, $22.0 billion was available for future issuance under the global bank note program.

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

On July 26, 2018 the Bank issued and sold, under its bank notes program, $750 million of 3.95% senior fixed-rate notes due on July 28, 2025. The Bank entered into interest rate swaps to convert these fixed-rate notes to a floating rate, which resulted in an original effective interest rate of one-month LIBOR plus 104 bps, and the Bancorp paid a rate of 1.14% at December 31, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On February 1, 2019, the Bank issued and sold, under its bank notes program, $300 million in unsecured senior floating-rate bank notes due on February 1, 2022. The interest rate on the floating-rate notes is three-month LIBOR plus 64 bps. These notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.

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
184 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

FHLB advances
At December 31, 2021, FHLB advances have rates ranging from 0.05% to 5.87%, with interest payable monthly. The Bancorp has pledged $16.0 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the FHLB which is partially utilized to fund $44 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $1 million in 2022, $30 million in 2023, an immaterial amount in 2024, $5 million in 2025, an immaterial amount in 2026, and $8 million thereafter.

Notes associated with consolidated VIEs
As discussed in Note 12, the Bancorp was determined to be the primary beneficiary of various VIEs associated with certain automobile loan securitizations. Third-party holders of this debt do not have recourse to the general assets of the Bancorp. Approximately $250 million of outstanding notes related to these VIEs are included in long-term debt in the Consolidated Balance Sheets as of December 31, 2021.
185 Fifth Third Bancorp

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

Commitments
The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2021	2020
Commitments to extend credit	$80,641	74,499
Letters of credit	1,953	1,982
Forward contracts related to residential mortgage loans held for sale	1,952	2,903
Purchase obligations	160	195
Capital commitments for private equity investments	124	83
Capital expenditures	78	75

Commitments to extend credit
Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2021 and 2020, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $182 million and $172 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

Risk ratings of outstanding commitments to extend credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2021	2020
Pass	$78,298	71,386
Special mention	1,058	2,049
Substandard	1,285	1,063
Doubtful	—	1
Total commitments to extend credit	$80,641	74,499

Letters of credit
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2021:

($ in millions)
Less than 1 year(a)	$985
1 - 5 years(a)	967
Over 5 years	1
Total letters of credit	$1,953
(a)Includes $2 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire in less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for approximately 99% of total letters of credit at both December 31, 2021 and 2020 and are considered guarantees in accordance with U.S. GAAP. Approximately 71% and 68% of the total standby letters of credit were collateralized as of December 31, 2021 and 2020, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $24 million and $27 million at December 31, 2021 and 2020, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same standard regulatory risk rating systems utilized for its loan and lease portfolio.

186 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Risk ratings of outstanding letters of credit under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2021	2020
Pass	$1,778	1,739
Special mention	40	111
Substandard	135	132
Total letters of credit	$1,953	1,982

At December 31, 2021 and 2020, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2021 and 2020, total VRDNs, of which FTS was the remarketing agent for all, were $464 million and $385 million, respectively. As remarketing agent, FTS is responsible for actively remarketing VRDNs to other investors when they have been tendered. If another investor is not identified, FTS may choose to purchase the VRDNs into inventory at its discretion while it continues to remarket them. If FTS purchases the VRDNs into inventory, it can subsequently tender back the VRDNs to the issuer’s trustee with proper advance notice. The Bancorp issued letters of credit, as a credit enhancement, to $118 million and $142 million of the VRDNs remarketed by FTS at December 31, 2021 and 2020, respectively. These letters of credit are included in the total letters of credit balance provided in the previous tables. The Bancorp held $1 million and zero of these VRDNs in its portfolio and classified them as trading debt securities at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $9 million and $8 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2021 are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $12 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

During both the years ended December 31, 2021 and 2020, the Bancorp paid an immaterial amount in the form of make-whole payments and repurchased $42 million and $25 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand
187 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requests during the years ended December 31, 2021 and 2020 were $64 million and $32 million, respectively. Total outstanding repurchase demand inventory was $18 million and $5 million at December 31, 2021 and 2020, respectively.

Margin accounts
FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balances held by the brokerage clearing agent were $20 million and $14 million at December 31, 2021 and 2020, respectively. In the event of customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations
The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2021 and 2020.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 28 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2021, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $214 million and $201 million at December 31, 2021 and 2020, respectively. Refer to Note 14 and Note 28 for further information.

188 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18
Q2 2018	600	26
Q3 2019	300	12
Q4 2021	250	(a)
(a)The Bancorp made a cash payment of $11 million to the swap counterparty on January 7, 2022 as a result of the Visa escrow funding in the fourth quarter of 2021.
189 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Helton v. Fifth Third Bank
On August 31, 2015, trust beneficiaries filed an action against Fifth Third Bank, as trustee, in the Probate Court for Hamilton County, Ohio (Helen Clarke Helton, et al. v. Fifth Third Bank, Case No. 2015003814). The plaintiffs alleged breach of the duty to diversify, breach of the duty of impartiality, breach of trust/fiduciary duty, and unjust enrichment, based on Fifth Third’s alleged failure to diversify assets held in two trusts for the plaintiffs’ benefit. The lawsuit sought over $800 million in alleged damages, attorneys’ fees, removal of Fifth Third as trustee, and injunctive relief. On April 20, 2018, the Court denied plaintiffs’ motion for summary judgment and granted summary judgment to Fifth Third, dismissing the case in its entirety. On December 18, 2019, the Ohio Court of Appeals affirmed the Probate Court’s dismissal of all of plaintiffs’ claims based upon allegations of Fifth Third’s alleged failure to diversify assets held in two trusts for plaintiffs’ benefit. The appeals court reversed summary judgment on one claim related to Fifth Third’s alleged unjust enrichment through its receipt of certain fees in managing the trusts. The Court of Appeals remanded the case to the Probate Court for further consideration of the lone surviving claim, which comprises a small fraction of the damages originally sought by plaintiffs in the lawsuit. Plaintiffs filed an appeal to the Ohio Supreme
190 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Court, seeking review of the decision from the Ohio Court of Appeals. On April 14, 2020, the Ohio Supreme Court announced its denial of plaintiffs’ request for review, and subsequently denied plaintiffs’ request for reconsideration. Thereafter, the case returned to the trial court for further adjudication of the lone surviving claim. On July 28, 2021 the trial court issued an order granting summary judgment to Fifth Third on a portion of plaintiffs’ unjust enrichment claim, leaving the remainder of the claim to be resolved at trial. Plaintiffs have appealed the order granting partial summary judgment on the unjust enrichment claim and the trial court has vacated the trial date.

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

In addition, shareholder derivative lawsuits have been filed seeking monetary damages on behalf of the Bancorp alleging certain claims against various officers and directors relating to an alleged improper cross-selling strategy. Five lawsuits have been consolidated into a single action pending in the U.S. District Court for the Northern District of Illinois captioned In re Fifth Third Bancorp Derivative Litigation, Case No. 1:20-cv-04115. Those cases consist of: (1) Pemberton v. Carmichael, et al., Case No. 20-cv-4115 (filed July 13, 2020); (2) Meyer v. Carmichael, et al., Case No. 20-cv-4244 (filed July 17, 2020); (3) Cox v. Carmichael, et al., Case No. 20-cv-4660 (filed August 7, 2020); (4) Hansen v. Carmichael, et al., Case No. 20-cv-5339 (filed September 10, 2020); and (5) Reese v. Carmichael, et al., Case No. 1:21-cv-01631 (filed November 4, 2020 originally as Case No. 20-cv-866 in the Southern District of Ohio). Also pending in the Hamilton County, Ohio Court of Common Pleas is Sandys v. Carmichael, et al., Case No. A2004539 (filed December 28, 2020) and The City of Miami Firefighters’ and Police Officers’ Retirement Trust v. Carmichael, et al., Case No. A2200330 (filed January 27, 2022).

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
191 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reasonably Possible Losses in Excess of Accruals
The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $60 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

192 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Related Party Transactions
The Bancorp maintains written policies and procedures covering related party transactions with principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2021 and 2020, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2021	2020
Commitments to lend, net of participations:
Directors and their affiliated companies	$157	79
Executive officers	7	7
Total	$164	86

Outstanding balance on loans, net of participations and undrawn commitments	$115	67

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
During the first quarter of 2012, Vantiv, Inc. (now Worldpay, Inc.) priced an IPO of its shares and contributed the net proceeds to Worldpay Holding, LLC for additional ownership interests, reducing the Bancorp’s ownership percentage to 39%. Subsequent to the IPO, the Bancorp consummated a series of sales transactions which culminated in the sale of all of its remaining interests in Worldpay Holding, LLC in the first quarter of 2019. The Bancorp recognized a gain of $562 million in other noninterest income during the first quarter of 2019 as a result of the final sale transaction. As of January 1, 2020, Worldpay Holding, LLC and Worldpay, Inc. were no longer considered related parties of the Bancorp as the Bancorp no longer beneficially owned any of Worldpay, Inc.’s equity securities. For further information on TRAs with Worldpay, Inc, refer to Note 15.

The Bancorp and Worldpay Holding, LLC had various agreements in place covering services including interchange clearing, settlement and sponsorship. Worldpay Holding, LLC paid the Bancorp $87 million for these services for the year ended December 31, 2019. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Worldpay Holding, LLC would provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Worldpay Holding, LLC totaled $77 million for the year ended December 31, 2019. These fees were primarily reported as a component of card and processing expense in the Consolidated Statements of Income.

Coforge Business Process Solutions Private Limited
As of December 31, 2021, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 40% of Coforge Business Process Solutions Private Limited (formerly known as SLK Global Solutions Private Limited), and accounts for this investment under the equity method of accounting. During the second quarter of 2021, Coforge Limited acquired a controlling interest in SLK Global Solutions Private Limited. As part of this transaction, the Bancorp sold a 9% interest in SLK Global Solutions Private Limited to Coforge Limited and recognized a gain of $12 million as a result of the transaction. The Bancorp recognized $3 million, $5 million and $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in Coforge Business Process Solutions Private Limited for the years ended December 31, 2021, 2020 and 2019, respectively. The Bancorp received cash distributions of $5 million and $1 million during the years ended December 31, 2021 and 2020, respectively. The Bancorp’s investment in Coforge Business Process Solutions Private Limited was $19 million and $26 million at December 31, 2021 and 2020, respectively. The Bancorp paid Coforge Business Process Solutions Private Limited $21 million, $27 million and $22 million for their process and software services during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in other noninterest expense in the Consolidated Statements of Income.

CDC investments
The Bancorp holds equity investments in non-consolidated VIEs related to CDC. The Bancorp had loans outstanding to these VIEs of $22 million and $18 million at December 31, 2021 and 2020, respectively, as well as unfunded commitment balances of $36 million and
193 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$39 million at December 31, 2021 and 2020, respectively. The Bancorp also held $51 million and $63 million of deposits for these entities at December 31, 2021 and 2020, respectively. For further information on CDC investments, refer to Note 12.

21. Income Taxes
The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2021	2020	2019
Current income tax expense:
U.S. Federal income taxes	$657	463	788
State and local income taxes	102	69	148
Foreign income taxes	2	—	—
Total current income tax expense	761	532	936
Deferred income tax (benefit) expense:
U.S. Federal income taxes	(21)	(140)	(212)
State and local income taxes	8	(23)	(35)
Foreign income taxes	(1)	1	1
Total deferred income tax benefit	(14)	(162)	(246)
Applicable income tax expense	$747	370	690

The current U.S. Federal income taxes above include proportional amortization for qualifying LIHTC investments of $163 million, $150 million and $140 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2021	2020	2019
Statutory tax rate	21.0%	21.0	21.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.5	2.0	2.8
Tax-exempt income	(0.6)	(1.5)	(1.2)
LIHTC investment and other tax benefits	(5.5)	(9.7)	(5.0)
LIHTC investment proportional amortization	4.6	8.3	4.4
Other tax credits	(0.2)	(0.4)	(0.2)
Other, net	(0.6)	0.9	(0.2)
Effective tax rate	21.2%	20.6	21.6

Other tax credits in the rate reconciliation table include New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income on life insurance policies held by the Bancorp and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2021	2020	2019
Unrecognized tax benefits at January 1	$100	65	55
Gross increases for tax positions taken during prior period	10	29	25
Gross decreases for tax positions taken during prior period	(4)	(3)	(3)
Gross increases for tax positions taken during current period	11	12	6
Settlements with taxing authorities	—	(1)	(9)
Lapse of applicable statute of limitations	(15)	(2)	(9)
Unrecognized tax benefits at December 31(a)	$102	100	65
(a)With the exception of $6 in 2020 and 2019, all amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2021, 2020 and 2019 primarily related to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state would take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.
194 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$397	$515
Deferred compensation	106	107
Reserve for unfunded commitments	38	36
Reserves	30	40
State net operating loss carryforwards	3	3
State deferred taxes	—	1
Other	202	160
Total deferred tax assets	$776	$862
Deferred tax liabilities:
Lease financing	$553	$638
Other comprehensive income	367	779
MSRs and related economic hedges	116	120
Goodwill and intangible assets	68	62
Bank premises and equipment	65	91
Investments in joint ventures and partnership interests	61	58
State deferred taxes	6	—
Other	51	66
Total deferred tax liabilities	$1,287	$1,814
Total net deferred tax liability	$(511)	$(952)

At both December 31, 2021 and 2020, the Bancorp recorded deferred tax assets of $3 million related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances of $4 million at both December 31, 2021 and 2020. If these carryforwards are not utilized, they will expire in varying amounts through 2041.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2021 or 2020. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2021 and 2020 will ultimately be realized. The Bancorp reached this conclusion as it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS is currently examining the Bancorp’s 2019 federal income tax return. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2018 through 2021. In addition, the statute of limitations remains open for an acquired entity’s federal income tax returns for tax years 2017 through 2019. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of applicable income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2021, 2020 and 2019, the Bancorp recognized $1 million, $3 million and $1 million, respectively, of interest expense in connection with income taxes. At both December 31, 2021 and 2020, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $7 million. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at both December 31, 2021 and 2020 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

195 Fifth Third Bancorp

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

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2021	2020
Fair value of plan assets at January 1	$173	175
Actual return on assets	(3)	13
Contributions	1	2
Settlement	(12)	(9)
Benefits paid	(7)	(8)
Fair value of plan assets at December 31	$152	173
Projected benefit obligation at January 1	$203	194
Interest cost	4	6
Settlement	(12)	(9)
Actuarial (gain) loss	(12)	20
Benefits paid	(7)	(8)
Projected benefit obligation at December 31	$176	203
Underfunded projected benefit obligation at December 31	$(24)	(30)
Accumulated benefit obligation at December 31(a)	$176	203
(a)Since the Plan’s benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2021 and 2020.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2021	2020	2019
Components of net periodic benefit cost:
Interest cost	$4	6	7
Expected return on assets	(4)	(4)	(8)
Amortization of net actuarial loss	6	6	6
Settlement	3	3	3
Net periodic benefit cost	$9	11	8
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(5)	12	5
Amortization of net actuarial loss	(6)	(6)	(6)
Settlement	(3)	(3)	(3)
Total recognized in other comprehensive income	(14)	3	(4)
Total recognized in net periodic benefit cost and other comprehensive income	$(5)	14	4

Fair Value Measurements of Plan Assets
The following tables summarize Plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2021 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$5	—	—	5
Mutual and exchange-traded funds	51	—	—	51
Debt securities:
U.S. Treasury and federal agencies securities	54	5	—	59
Mortgage-backed securities:
Non-agency commercial mortgage-backed securities	—	1	—	1
Asset-backed securities and other debt securities(b)	—	36	—	36
Total debt securities	$54	42	—	96
Total Plan assets	$110	42	—	152
(a)For further information on fair value hierarchy levels, refer to Note 1.
(b)Includes corporate bonds.
196 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2021	2020	2019
For measuring benefit obligations at year end:
Discount rate	2.85%	2.26	3.05
For measuring net periodic benefit cost:
Discount rate	2.26	3.05	4.10
Expected return on plan assets	2.43	2.64	5.50

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2021 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $2 million to the Plan in 2022. Estimated pension benefit payments are $17 million for 2022, $16 million for 2023, $15 million for 2024, $17 million for 2025 and $14 million for 2026. The total estimated payments for the years 2027 through 2031 is $59 million.

197 Fifth Third Bancorp

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

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category, with mutual and exchange-traded funds incorporated according to their underlying investments, for the years ended December 31:

	Targeted Range	2021	2020
Equity securities	0-55%	—	3
Fixed-income securities	50-100	96	90
Alternative strategies	0-5	—	—
Cash or cash equivalents	0-100	4	7
Total		100%	100

Plan Management’s objective is to achieve and maintain a fully-funded status of the qualified defined benefit plan while also minimizing the risk of excess assets. As a result, the portfolio assets of the qualified defined benefit plan will continue to increase the weighting of long duration fixed income, or liability matching assets, as the funded status increases. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2021.

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

Other Information on Retirement and Benefit Plans
The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $108 million, $105 million and $90 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Bancorp did not make profit sharing contributions during both the years ended December 31, 2021 and 2020. The Bancorp recognized $4 million of profit sharing expense associated with the MB Financial, Inc. acquisition during the year ended December 31, 2019. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $5 million, $5 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
198 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Accumulated Other Comprehensive Income
The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total OCI			Total AOCI
2021 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale debt securities arising during the year	$(1,366)	323	(1,043)
Reclassification adjustment for net losses on available-for-sale debt securities included in net income	4	(1)	3
Net unrealized gains on available-for-sale debt securities	(1,362)	322	(1,040)	1,931	(1,040)	891

Unrealized holding losses on cash flow hedge derivatives arising during the year	(185)	43	(142)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(293)	70	(223)
Net unrealized gains on cash flow hedge derivatives	(478)	113	(365)	718	(365)	353

Net actuarial gain arising during the year	5	(1)	4
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	14	(3)	11	(44)	11	(33)

Other	—	—	—	(4)	—	(4)
Total	$(1,826)	432	(1,394)	2,601	(1,394)	1,207

	Total OCI			Total AOCI
2020 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,514	(361)	1,153
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(45)	11	(34)
Net unrealized gains on available-for-sale debt securities	1,469	(350)	1,119	812	1,119	1,931

Unrealized holding gains on cash flow hedge derivatives arising during the year	611	(128)	483
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(237)	50	(187)
Net unrealized gains on cash flow hedge derivatives	374	(78)	296	422	296	718

Net actuarial loss arising during the year	(12)	3	(9)
Reclassification of amounts to net periodic benefit costs	9	(2)	7
Defined benefit pension plans, net	(3)	1	(2)	(42)	(2)	(44)

Other	(4)	—	(4)	—	(4)	(4)
Total	$1,836	(427)	1,409	1,192	1,409	2,601
199 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total OCI			Total AOCI
2019 ($ in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale debt securities arising during the year	$1,369	(323)	1,046
Reclassification adjustment for net gains on available-for-sale debt securities included in net income	(9)	2	(7)
Net unrealized gains on available-for-sale debt securities	1,360	(321)	1,039	(227)	1,039	812

Unrealized holding gains on cash flow hedge derivatives arising during the year	348	(73)	275
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(16)	3	(13)
Net unrealized gains on cash flow hedge derivatives	332	(70)	262	160	262	422

Net actuarial loss arising during the year	(5)	—	(5)
Reclassification of amounts to net periodic benefit costs	9	(1)	8
Defined benefit pension plans, net	4	(1)	3	(45)	3	(42)
Total	$1,696	(392)	1,304	(112)	1,304	1,192

The table below presents reclassifications out of AOCI for the years ended December 31:

($ in millions)	Consolidated Statements of Income Caption	2021	2020	2019
Net unrealized gains on available-for-sale debt securities:(a)
Net (losses) gains included in net income	Securities (losses) gains, net	$(4)	45	9
	Income before income taxes	(4)	45	9
	Applicable income tax expense	1	(11)	(2)
	Net income	(3)	34	7
Net unrealized gains on cash flow hedge derivatives:(a)
Interest rate contracts related to C&I, commercial mortgage and commercial construction loans	Interest and fees on loans and leases	293	237	16
	Income before income taxes	293	237	16
	Applicable income tax expense	(70)	(50)	(3)
	Net income	223	187	13
Net periodic benefit costs:(a)
Amortization of net actuarial loss	Compensation and benefits(b)	(6)	(6)	(6)
Settlements	Compensation and benefits(b)	(3)	(3)	(3)
	Income before income taxes	(9)	(9)	(9)
	Applicable income tax expense	2	2	1
	Net income	(7)	(7)	(8)
Total reclassifications for the period	Net income	$213	214	12
(a)Amounts in parentheses indicate reductions to net income.
(b)This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 22 for information on the computation of net periodic benefit cost.

200 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Common, Preferred and Treasury Stock
The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2018	$2,051	923,892,581	$1,331	54,000	$(6,471)	277,261,724
Shares acquired for treasury	—	—	—	—	(1,763)	64,601,891
Issuance of preferred shares, Series K	—	—	242	10,000	—	—
Conversion of outstanding preferred stock issued by a Bancorp subsidiary	—	—	197	200,000	—	—
Impact of MB Financial, Inc. acquisition	—	—	—	—	2,447	(122,848,442)
Impact of stock transactions under stock compensation plans, net	—	—	—	—	56	(4,258,132)
Other	—	—	—	—	7	219,911
December 31, 2019	$2,051	923,892,581	$1,770	264,000	$(5,724)	214,976,952
Issuance of preferred shares, Series L	—	—	346	14,000	—	—
Impact of stock transactions under stock compensation plans, net	—	—	—	—	46	(3,818,518)
Other	—	—	—	—	2	(26,178)
December 31, 2020	$2,051	923,892,581	$2,116	278,000	$(5,676)	211,132,256
Shares acquired for treasury	—	—	—	—	(1,393)	35,652,079
Impact of stock transactions under stock compensation plans, net	—	—	—	—	44	(5,621,878)
Other	—	—	—	—	1	(47,540)
December 31, 2021	$2,051	923,892,581	$2,116	278,000	$(7,024)	241,114,917

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

201 Fifth Third Bancorp

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

Under this authorization, the Bancorp entered into and settled a number of accelerated share repurchase transactions during the year ended December 31, 2021. The Bancorp did not enter into any accelerated repurchase transactions during the year ended December 31, 2020. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the repurchase of treasury shares on the repurchase date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into and settled during the year ended December 31, 2021:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Final Settlement Date
January 26, 2021	$180	4,951,456	366,939	5,318,395	March 31, 2021
April 23, 2021	347	7,894,807	675,295	8,570,102	June 11, 2021
July 27, 2021(a)	550	13,065,958	1,413,211	14,479,169	September 29, 2021
October 29, 2021	316	6,211,841	1,072,572	7,284,413	December 2, 2021
(a)This accelerated share repurchase transaction consisted of two supplemental confirmations each with a notional amount of $275 million.

202 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Stock-Based Compensation
Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The 2021 Incentive Compensation Plan was approved by shareholders on April 13, 2021 and authorized the issuance of up to 50 million shares, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. As of December 31, 2021, there were 48.8 million shares available for future issuance. Based on total stock-based awards outstanding (including SARs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2021 Incentive Compensation Plan, the potential dilution to which the Bancorp’s common shareholders are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 10%. SARs, RSUs, stock options and PSAs outstanding represent 3% of the Bancorp’s issued shares at December 31, 2021.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have terms up to ten years and vest and typically become exercisable ratably over a three or four-year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSAs and RSUs are typically released after three or four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights while RSUs receive dividend equivalents only. Dividend equivalents are accrued and paid in cash when the underlying shares are distributed, except for certain RSUs which have the rights to receive dividend equivalents paid in cash at each dividend payment date. For PSAs that are eligible to receive dividend equivalents, the accrued cash dividends are adjusted by the payout percentage achieved on the underlying awards. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four-year period of continued employment. PSAs have three-year cliff vesting terms with performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met in any one of the three years during the performance period, one-third of PSAs are forfeited. Additionally, if this threshold is not met, all SARs, RSAs and RSUs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2021.

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

Stock-based compensation expense was $120 million, $123 million and $132 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $25 million, $26 million and $27 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock Appreciation Rights
The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2021	2020	2019
Expected life (in years)	7	7	7
Expected volatility	29%	24	32
Expected dividend yield	3.2	3.2	3.3
Risk-free interest rate	0.9	1.5	2.6

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $7.84, $6.82 and $7.38 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The total grant-date
203 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value of SARs that vested during the years ended December 31, 2021, 2020 and 2019 was $8 million, $15 million and $20 million, respectively.

At December 31, 2021, there was $1 million of stock-based compensation expense related to outstanding SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2021 of 1.8 years.

The following table summarizes SARs activity for the years ended December 31:

	2021		2020		2019
SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share
Outstanding at January 1	19,258	$18.83	21,449	$18.38	26,196	$17.30
Granted	322	33.53	365	29.64	399	26.72
Exercised	(8,367)	17.20	(2,420)	16.10	(4,829)	13.34
Forfeited or expired	(28)	23.01	(136)	25.50	(317)	23.47
Outstanding at December 31	11,185	$20.47	19,258	$18.83	21,449	$18.38
Exercisable at December 31	10,515	$19.80	17,979	$18.19	18,249	$17.50

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2021.

	Outstanding SARs			Exercisable SARs
SARs (in thousands, except per share data)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)
$10.01-$20.00	6,874	$17.02	2.6	6,874	$17.02	2.6
$20.01-$30.00	3,761	24.90	4.4	3,414	24.51	4.1
$30.01-$40.00	550	33.37	7.9	227	33.15	6.1
All SARs	11,185	$20.47	3.5	10,515	$19.80	3.2

Restricted Stock Awards
The total grant-date fair value of RSAs that were released was immaterial during both the years ended December 31, 2021 and 2020, and $16 million for the year ended December 31, 2019. The Bancorp has not granted any RSAs in the years ended December 31, 2021, 2020 or 2019 and the number of RSAs outstanding was zero and immaterial at December 31, 2021 and 2020, respectively.

The following table summarizes RSAs activity for the year ended December 31:

	2019
RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1	868	$19.18
Assumed	11	25.48
Released	(867)	18.91
Forfeited	(12)	19.01
Outstanding at December 31	—	$25.48

Restricted Stock Units
The total grant-date fair value of RSUs that were released during the years ended December 31, 2021, 2020 and 2019 was $99 million, $107 million and $73 million, respectively. At December 31, 2021, there was $134 million of stock-based compensation expense related to outstanding RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2021 of 2.4 years.

204 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSUs activity for the years ended December 31:

	2021		2020		2019
RSUs (in thousands, except per unit data)	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit	Units	Weighted-Average Grant-Date Fair Value Per Unit
Outstanding at January 1	9,466	$28.38	10,006	$27.30	8,020	$27.04
Granted	4,186	34.25	4,177	28.75	4,375	26.68
Assumed	—	—	—	—	1,476	25.48
Released	(3,432)	28.87	(4,076)	26.19	(2,951)	24.76
Forfeited	(733)	29.80	(641)	27.70	(914)	27.41
Outstanding at December 31	9,487	$30.67	9,466	$28.38	10,006	$27.30

The following table summarizes outstanding RSUs by grant-date fair value per unit at December 31, 2021.

	Outstanding RSUs
RSUs (in thousands)	Units	Weighted-Average Remaining Contractual Life (in years)
Under $15.00	36	1.0
$15.01-$20.00	231	0.2
$20.01-$25.00	235	0.6
$25.01-$30.00	4,376	0.8
$30.01-$35.00	3,835	1.3
$35.01 and over	774	1.9
All RSUs	9,487	1.1

Stock Options
There were no stock options granted during the years ended December 31, 2021, 2020 and 2019, except for replacement stock option awards assumed in conjunction with the MB Financial, Inc. acquisition. While the Bancorp has historically utilized the Black-Scholes option pricing model to measure the fair value of stock option grants, the fair value of these grants were measured using the Hull-White option pricing model as it was expected to provide a more precise estimate of fair value in a business combination scenario. The assumptions used in the valuation model varied for each grant tranche, but included expected volatility of 23%-29%, no expected dividend yield, risk-free interest rates of 2.34%-2.51%, a departure rate of 10% and exercise ratios of 2.2-2.8. The replacement stock option awards had a weighted-average time to maturity of 5.4 years as of March 22, 2019.

The total intrinsic value of stock options exercised was $7 million, $3 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash received from stock options exercised was $6 million, $5 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefit realized from exercised stock options was $1 million for the years ended December 31, 2021, 2020 and 2019. An immaterial amount of stock options vested during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $9 million.

The following table summarizes stock options activity for the years ended December 31:

	2021		2020		2019
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1	793	$20.81	1,381	$20.15	—	$—
Assumed	—	—	—	—	2,120	19.34
Exercised	(384)	20.06	(440)	17.48	(660)	17.36
Forfeited or expired	—	—	(148)	23.99	(79)	22.18
Outstanding at December 31	409	$21.51	793	$20.81	1,381	$20.15
Exercisable at December 31	386	$21.31	725	$20.34	1,162	$19.17
205 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2021.

	Outstanding Stock Options			Exercisable Stock Options
Stock Options (in thousands, except per share data)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted-Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
Under $10.00	3	$8.70	4.6	3	$8.70	4.6
$10.01-$20.00	222	17.83	3.0	222	17.83	3.0
$20.01-$30.00	184	26.13	3.8	161	26.31	3.5
All stock options	409	$21.51	3.4	386	$21.31	3.2

Other Stock-Based Compensation
PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over a three-year measurement period. Depending on performance, between zero and 1.2 million shares may be released to settle the PSAs outstanding at December 31, 2021 once the applicable performance periods are completed. Awards granted during the years ended December 31, 2021, 2020 and 2019 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. PSAs use a performance-based metric based on return on tangible common equity in relation to peers. During the years ended December 31, 2021, 2020 and 2019, approximately 251 thousand, 280 thousand and 328 thousand PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $33.53, $29.64 and $26.72 per unit during the years ended December 31, 2021, 2020 and 2019, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2021, 2020 and 2019, there were approximately 470 thousand, 884 thousand and 564 thousand shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million in each of the respective years. As of December 31, 2021, there were 3.3 million shares available for future issuance, which represents the remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.
206 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Other Noninterest Income and Other Noninterest Expense
The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2021	2020	2019
Other noninterest income:
Private equity investment income	$81	75	65
Gains on contract sales	62	2	—
BOLI income	61	63	60
Cardholder fees	50	44	58
Income from the TRA associated with Worldpay, Inc.	46	74	346
Equity method investment income	30	12	12
Banking center income	23	20	22
Consumer loan fees	17	20	23
Insurance income	7	20	19
Loss on swap associated with the sale of Visa, Inc. Class B Shares	(86)	(103)	(107)
Net losses on disposition and impairment of bank premises and equipment	(4)	(31)	(23)
Gain on sale of Worldpay, Inc. shares	—	—	562
Other, net	45	15	27
Total other noninterest income	$332	211	1,064
Other noninterest expense:
Loan and lease	$217	162	142
FDIC insurance and other taxes	114	118	81
Data processing	79	75	70
Losses and adjustments	69	100	102
Professional service fees	63	49	70
Intangible amortization	44	48	45
Postal and courier	37	36	38
Travel	34	27	68
Donations	26	36	30
Recruitment and education	21	21	28
Insurance	17	15	14
Supplies	12	13	14
Other, net	218	221	232
Total other noninterest expense	$951	921	934

207 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27. Earnings Per Share
The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2021			2020			2019
($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income available to common shareholders	$2,659			1,323			2,419
Less: Income allocated to participating securities	7			6			21
Net income allocated to common shareholders	$2,652	702	3.78	1,317	715	1.84	2,398	710	3.38
Earnings Per Diluted Share:
Net income available to common shareholders	$2,659			1,323			2,419
Effect of dilutive securities:
Stock-based awards	—	9		—	5		—	10
Net income available to common shareholders plus assumed conversions	2,659			1,323			2,419
Less: Income allocated to participating securities	7			6			21
Net income allocated to common shareholders plus assumed conversions	$2,652	711	3.73	1,317	720	1.83	2,398	720	3.33

Shares are excluded from the computation of earnings per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2021, 2020 and 2019 excludes an immaterial amount, 7 million and 2 million shares, respectively, of stock-based awards because their inclusion would have been anti-dilutive.
208 Fifth Third Bancorp

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

	Fair Value Measurements Using
December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale debt and other securities:
U.S. Treasury and federal agencies securities	$86	—	—	86
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	8,782	—	8,782
Agency commercial mortgage-backed securities	—	18,951	—	18,951
Non-agency commercial mortgage-backed securities	—	4,479	—	4,479
Asset-backed securities and other debt securities	—	5,275	—	5,275
Available-for-sale debt and other securities(a)	86	37,505	—	37,591
Trading debt securities:
U.S. Treasury and federal agencies securities	72	12	—	84
Obligations of states and political subdivisions securities	—	32	—	32
Agency residential mortgage-backed securities	—	105	—	105
Asset-backed securities and other debt securities	—	291	—	291
Trading debt securities	72	440	—	512
Equity securities	365	11	—	376
Residential mortgage loans held for sale	—	1,023	—	1,023
Residential mortgage loans(b)	—	—	154	154
Servicing rights	—	—	1,121	1,121
Derivative assets:
Interest rate contracts	2	1,245	12	1,259
Foreign exchange contracts	—	323	—	323
Commodity contracts	26	1,300	—	1,326
Derivative assets(c)	28	2,868	12	2,908
Total assets	$551	41,847	1,287	43,685
Liabilities:
Derivative liabilities:
Interest rate contracts	$2	231	8	241
Foreign exchange contracts	—	298	—	298
Equity contracts	—	—	214	214
Commodity contracts	285	975	—	1,260
Derivative liabilities(d)	287	1,504	222	2,013
Short positions:
U.S. Treasury and federal agencies securities	96	—	—	96
Asset-backed securities and other debt securities	—	201	—	201
Short positions(d)	96	201	—	297
Total liabilities	$383	1,705	222	2,310
(a)Excludes FHLB, FRB and DTCC restricted stock holdings totaling $30, $486 and $3, respectively, at December 31, 2021.
(b)Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)Included in other assets in the Consolidated Balance Sheets.
(d)Included in other liabilities in the Consolidated Balance Sheets.
209 Fifth Third Bancorp

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
210 Fifth Third Bancorp

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

Derivatives
Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. During the years ended December 31, 2021 and 2020, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B Shares as well as IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in the fair value of the derivative liability; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in the fair value of the derivative liability. Refer to Note 18 for additional information on the Covered Litigation.

The net asset fair value of the Bancorp’s IRLCs at December 31, 2021 was $12 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $5 million and $9 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $5 million and $11 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

211 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2021 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$161	656	53	(201)	669
Total (losses) gains (realized/unrealized):(b)
Included in earnings	(2)	(139)	153	(86)	(74)
Purchases/originations	—	604	(3)	—	601
Settlements	(54)	—	(199)	73	(180)
Transfers into Level 3(c)	49	—	—	—	49
Balance, end of period	$154	1,121	4	(214)	1,065
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2021	$(2)	78	15	(86)	5
(a)Net interest rate derivatives include derivative assets and liabilities of $12 and $8, respectively, as of December 31, 2021.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2021.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2020 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$183	993	10	(163)	1,023
Total (losses) gains (realized/unrealized):(b)
Included in earnings	3	(565)	272	(103)	(393)
Purchases/originations	—	228	4	—	232
Settlements	(74)	—	(233)	65	(242)
Transfers into Level 3(c)	49	—	—	—	49
Balance, end of period	$161	656	53	(201)	669
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2020	$3	(227)	58	(103)	(269)
(a)Net interest rate derivatives include derivative assets and liabilities of $61 and $8, respectively, as of December 31, 2020.
(b)There were no unrealized gains or losses for the period included in other comprehensive income for instruments still held at December 31, 2020.
(c)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2019 ($ in millions)	Residential Mortgage Loans	Servicing Rights	Interest Rate Derivatives, Net(a)	Equity Derivatives	Total Fair Value
Balance, beginning of period	$179	938	(1)	(125)	991
Total (losses) gains (realized/unrealized):
Included in earnings	(1)	(376)	145	(107)	(339)
Purchases/originations	—	431	(3)	—	428
Settlements	(31)	—	(131)	69	(93)
Transfers into Level 3(b)	36	—	—	—	36
Balance, end of period	$183	993	10	(163)	1,023
The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at December 31, 2019	$(1)	(250)	20	(107)	(338)
(a)Net interest rate derivatives include derivative assets and liabilities of $18 and $8, respectively, as of December 31, 2019.
(b)Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.

212 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total losses and gains included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 as follows:

($ in millions)	2021	2020	2019
Mortgage banking net revenue	$9	(291)	(235)
Commercial banking revenue	3	2	3
Other noninterest income	(86)	(104)	(107)
Total losses	$(74)	(393)	(339)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2021, 2020 and 2019 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2021	2020	2019
Mortgage banking net revenue	$88	(167)	(233)
Commercial banking revenue	3	2	2
Other noninterest income	(86)	(104)	(107)
Total gains (losses)	$5	(269)	(338)

The following tables present information about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs			Weighted-Average
Residential mortgage loans	$154	Loss rate model	Interest rate risk factor	(8.5)	-	8.8%		0.4%	(a)
			Credit risk factor	—	-	28.5%		0.3%	(a)
							(Fixed)	10.7%	(b)
Servicing rights	1,121	DCF	Prepayment speed	—	-	100.0%	(Adjustable)	20.6%	(b)
							(Fixed)	686	(b)
			OAS (bps)	479	-	1,587	(Adjustable)	1,087	(b)
IRLCs, net	12	DCF	Loan closing rates	8.9	-	97.2%		80.9%	(c)
Swap associated with the sale of Visa, Inc. Class B Shares	(214)	DCF	Timing of the resolution of the Covered Litigation	Q1 2023	-	Q2 2025		Q1 2024	(d)
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

213 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2021 and 2020 and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2021 and 2020, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2021
Commercial loans held for sale	$—	—	2	2	2
Commercial loans and leases	—	—	236	236	(29)
Consumer and residential mortgage loans	—	—	125	125	(1)
OREO	—	—	7	7	(6)
Bank premises and equipment	—	—	11	11	(6)
Operating lease equipment	—	—	13	13	(21)
Private equity investments	—	1	14	15	38
Total	$—	1	408	409	(23)

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2020
Commercial loans held for sale	$—	8	16	24	(5)
Commercial loans and leases	—	—	504	504	(243)
Consumer and residential mortgage loans	—	—	159	159	1
OREO	—	—	20	20	(7)
Bank premises and equipment	—	—	26	26	(30)
Operating lease equipment	—	—	35	35	(6)
Private equity investments	—	27	69	96	18
Total	$—	35	829	864	(272)

The following tables present information as of December 31, 2021 and 2020 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2021 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	236	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	125	Appraised value	Collateral value	NM	NM
OREO	7	Appraised value	Appraised value	NM	NM
Bank premises and equipment	11	Appraised value	Appraised value	NM	NM
Operating lease equipment	13	Appraised value	Appraised value	NM	NM
Private equity investments	14	Comparable company analysis	Market comparable transactions	NM	NM

As of December 31, 2020 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$16	Comparable company analysis	Market comparable transactions	NM	NM
Commercial loans and leases	504	Appraised value	Collateral value	NM	NM
Consumer and residential mortgage loans	159	Appraised value	Collateral value	NM	NM
OREO	20	Appraised value	Appraised value	NM	NM
Bank premises and equipment	26	Appraised value	Appraised value	NM	NM
Operating lease equipment	35	Appraised value	Appraised value	NM	NM
Private equity investments	69	Comparable company analysis	Market comparable transactions	NM	NM

Commercial loans held for sale
The Bancorp estimated the fair value of certain commercial loans held for sale during the years ended December 31, 2021 and 2020, resulting in a positive fair value adjustment of $1 million and a negative fair value adjustment of $5 million during the years ended December 31, 2021 and 2020, respectively. These valuations were based on quoted prices for similar assets in active markets (Level 2 of the valuation hierarchy), appraisals of the underlying collateral or by applying unobservable inputs such as an estimated market discount to the unpaid principal balance of the loans or the appraised values of the assets (Level 3 of the valuation hierarchy). The Bancorp recognized gains on the sale of
214 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain commercial loans held for sale of $1 million and an immaterial amount during the years ended December 31, 2021 and 2020, respectively.

Portfolio loans and leases
During the years ended December 31, 2021 and 2020, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent portfolio loans and leases. When a loan is collateral-dependent, the fair value of the loan is generally based on the fair value less cost to sell of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the amortized cost basis of the loan or lease exceeds the estimated net realizable value of the collateral, then an ALLL is recognized, or a charge-off once the remaining amount is considered uncollectible.

OREO
During the years ended December 31, 2021 and 2020, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties and branch-related real estate no longer intended to be used for banking purposes classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2021 and 2020, these losses include $5 million and $3 million in losses, respectively, recorded as charge-offs on new OREO properties transferred from loans during the respective periods and $1 million and $4 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense or other noninterest income in the Consolidated Statements of Income subsequent to their transfer into OREO. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investments
The Bancorp accounts for its private equity investments using the measurement alternative to fair value, except for those accounted for under the equity method of accounting. Under the measurement alternative, the Bancorp carries each investment at its cost basis minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Bancorp recognized gains of $41 million and $23 million during the years ended December 31, 2021 and 2020, respectively, resulting from observable price changes. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2021 includes a cumulative $68 million of positive adjustments as a result of observable price changes since January 1, 2018. Because these adjustments are based on observable transactions in inactive markets, they are classified in Level 2 of the fair value hierarchy.

For private equity investments which are accounted for using the measurement alternative to fair value, the Bancorp qualitatively evaluates each investment quarterly to determine if impairment may exist. If necessary, the Bancorp then measures impairment by estimating the value of its investment and comparing that to the investment’s carrying value, whether or not the Bancorp considers the impairment to be temporary. These valuations are typically developed using a DCF method, but other methods may be used if more appropriate for the circumstances. These valuations are based on unobservable inputs and therefore are classified in Level 3 of the fair value hierarchy. The Bancorp recognized impairments of $3 million and $9 million during the years ended December 31, 2021 and 2020, respectively. The carrying value of the Bancorp’s private equity investments still held as of December 31, 2021 includes a cumulative $24 million of impairment charges recognized since adoption of the measurement alternative to fair value on January 1, 2018.

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
215 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes recognized in earnings for residential mortgage loans held at December 31, 2021 and 2020 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $28 million and $75 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by an immaterial amount and $1 million at December 31, 2021 and 2020, respectively. Interest on loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2021
Residential mortgage loans measured at fair value	$1,177	1,149	28
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—
December 31, 2020
Residential mortgage loans measured at fair value	$1,642	1,567	75
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	—	—	—

The Bancorp invests in certain hybrid financial instruments with embedded derivatives that are not clearly and closely related to the host contracts. The Bancorp has elected to measure the entire instrument at fair value with changes in fair value recognized in earnings. The carrying value of these investments was $89 million as of December 31, 2021 and the investments are classified as trading debt securities in the Consolidated Balance Sheets. Fair value changes recognized in earnings included losses of $3 million for the year ended December 31, 2021, reported in securities (losses) gains, net in the Consolidated Statements of Income.
216 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Certain Financial Instruments
The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2021 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,994	2,994	—	—	2,994
Other short-term investments	34,572	34,572	—	—	34,572
Other securities	519	—	519	—	519
Held-to-maturity securities	8	—	—	8	8
Loans and leases held for sale	3,392	—	—	3,405	3,405
Portfolio loans and leases:
Commercial loans and leases	69,166	—	—	69,924	69,924
Consumer and residential mortgage loans	40,838	—	—	41,632	41,632
Total portfolio loans and leases, net	$110,004	—	—	111,556	111,556
Financial liabilities:
Deposits	$169,324	—	169,316	—	169,316
Federal funds purchased	281	281	—	—	281
Other short-term borrowings	980	—	980	—	980
Long-term debt	11,425	12,091	387	—	12,478

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2020 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,147	3,147	—	—	3,147
Other short-term investments	33,399	33,399	—	—	33,399
Other securities	524	—	524	—	524
Held-to-maturity securities	11	—	—	11	11
Loans and leases held for sale	3,260	—	—	3,269	3,269
Portfolio loans and leases:
Commercial loans and leases	67,541	—	—	67,810	67,810
Consumer and residential mortgage loans	38,627	—	—	40,522	40,522
Total portfolio loans and leases, net	$106,168	—	—	108,332	108,332
Financial liabilities:
Deposits	$159,081	—	159,094	—	159,094
Federal funds purchased	300	300	—	—	300
Other short-term borrowings	1,192	—	1,192	—	1,192
Long-term debt	14,973	15,606	923	—	16,529
217 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
29. Regulatory Capital Requirements and Capital Ratios
The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, define and set minimum regulatory capital requirements as well as the measure of “well-capitalized” status. Additionally, the Banking Agencies issued similar guidelines for minimum regulatory capital requirements and “well-capitalized” measurements for banking subsidiaries.

The following table summarizes the prescribed capital ratios for the Bancorp and its banking subsidiary.

	Minimum	Well-Capitalized
CET1 capital:
Fifth Third Bancorp	4.50%	N/A
Fifth Third Bank, National Association	4.50	6.50
Tier 1 risk-based capital:
Fifth Third Bancorp	6.00	6.00
Fifth Third Bank, National Association	6.00	8.00
Total risk-based capital:
Fifth Third Bancorp	8.00	10.00
Fifth Third Bank, National Association	8.00	10.00
Leverage:
Fifth Third Bancorp	4.00	N/A
Fifth Third Bank, National Association	4.00	5.00

Failure to meet the minimum capital requirements or falling below the “well-capitalized” measure can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp. On October 1, 2020, the Bancorp became subject to the stress capital buffer requirement. Institutions subject to the stress capital buffer requirement must maintain capital ratios above their respective buffered minimum (regulatory minimum plus stress capital buffer) in order to avoid certain limitations on capital distributions and discretionary bonuses to executive officers. The FRB uses the supervisory stress test to determine the Bancorp’s stress capital buffer, subject to a floor of 2.5%. The Bancorp’s stress capital buffer requirement has been 2.5% since the introduction of this framework and was most recently affirmed on June 24, 2021. The Bancorp’s capital ratios have exceeded the stress capital buffer requirement for all periods presented.

The Bancorp and its banking subsidiary, Fifth Third Bank, National Association, had CET1 capital, Tier 1 risk-based capital, Total risk-based capital and Leverage ratios above the “well-capitalized” levels at both December 31, 2021 and 2020. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2021		2020
($ in millions)	Amount	Ratio	Amount	Ratio
CET1 capital:
Fifth Third Bancorp	$14,781	9.54%	$14,682	10.34%
Fifth Third Bank, National Association	16,723	10.90	17,253	12.28
Tier 1 risk-based capital:
Fifth Third Bancorp	16,897	10.91	16,797	11.83
Fifth Third Bank, National Association	16,723	10.90	17,253	12.28
Total risk-based capital:
Fifth Third Bancorp	20,789	13.42	21,412	15.08
Fifth Third Bank, National Association	18,917	12.33	19,915	14.17
Leverage:(a)
Fifth Third Bancorp	16,897	8.27	16,797	8.49
Fifth Third Bank, National Association	16,723	8.29	17,253	8.85
(a)Quarterly average assets are a component of the Leverage ratio and for this purpose do not include goodwill and any other intangible assets and other investments that the Banking Agencies determine should be deducted from Tier 1 capital.
218 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. Parent Company Financial Statements

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2021	2020	2019
Income
Dividends from consolidated nonbank subsidiaries(a)	$3,040	1,285	2,155
Securities gains, net	1	1	2
Interest	11	17	24
Total income	3,052	1,303	2,181
Expenses
Interest	250	266	267
Other	30	26	65
Total expenses	280	292	332
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	2,772	1,011	1,849
Applicable income tax benefit	(62)	(65)	(69)
Income Before Equity in Undistributed Earnings of Subsidiaries	2,834	1,076	1,918
Equity in undistributed earnings	(64)	351	594
Net Income Attributable to Bancorp	$2,770	1,427	2,512
Other Comprehensive Income	—	—	—
Comprehensive Income Attributable to Bancorp	$2,770	1,427	2,512
(a)The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $3.0 billion, $1.3 billion and $2.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, a $200 million dividend was paid by MB Financial, Inc. to the Bancorp during the year ended December 31, 2019.

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2021	2020
Assets
Cash	$122	120
Other short-term investments	6,234	5,578
Equity securities	49	49
Loans to nonbank subsidiaries	192	350
Investment in nonbank subsidiaries	23,877	25,214
Goodwill	80	80
Other assets	431	479
Total Assets	$30,985	31,870
Liabilities
Other short-term borrowings	$361	450
Accrued expenses and other liabilities	487	548
Long-term debt (external)	7,927	7,761
Total Liabilities	$8,775	8,759
Equity
Common stock	$2,051	2,051
Preferred stock	2,116	2,116
Capital surplus	3,624	3,635
Retained earnings	20,236	18,384
Accumulated other comprehensive income	1,207	2,601
Treasury stock	(7,024)	(5,676)
Total Equity	22,210	23,111
Total Liabilities and Equity	$30,985	31,870
219 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2021	2020	2019
Operating Activities
Net income	$2,770	1,427	2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion	7	7	7
(Benefit from) provision for deferred income taxes	(1)	—	(11)
Securities gains, net	(1)	(1)	(2)
Equity in undistributed earnings	64	(351)	(594)
Net change in:
Equity securities	1	—	(49)
Other assets	(40)	(1)	(80)
Accrued expenses and other liabilities	(80)	—	127
Net Cash Provided by Operating Activities	2,720	1,081	1,910
Investing Activities
Net change in:
Other short-term investments	(656)	(855)	(1,081)
Loans to nonbank subsidiaries	158	94	127
Net cash paid on acquisition	—	—	(469)
Net Cash Used in Investing Activities	(498)	(761)	(1,423)
Financing Activities
Net change in other short-term borrowings	(89)	91	106
Dividends paid on common and preferred stock	(897)	(858)	(753)
Proceeds from issuance of long-term debt	498	1,243	2,235
Repayment of long-term debt	(250)	(1,100)	(500)
Issuance of preferred stock	—	346	242
Repurchase of treasury stock and related forward contract	(1,393)	—	(1,763)
Other, net	(89)	(40)	(56)
Net Cash Used in Financing Activities	(2,220)	(318)	(489)
Increase (Decrease) in Cash	2	2	(2)
Cash at Beginning of Period	120	118	120
Cash at End of Period	$122	120	118

220 Fifth Third Bancorp

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,117 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

221 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the results of operations and assets by business segment for the years ended December 31:

2021 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,498		1,221	562	88	1,401		—		4,770
(Benefit from) provision for credit losses	(583)		97	9	(1)	101		—		(377)
Net interest income after (benefit from) provision for credit losses	2,081		1,124	553	89	1,300		—		5,147
Noninterest income:
Commercial banking revenue	626		9	—	2	—		—		637
Service charges on deposits	363		236	—	1	—		—		600
Wealth and asset management revenue	2		206	—	558	—		(180)	(a)	586
Card and processing revenue	61		329	—	2	10		—		402
Leasing business revenue	300	(c)	—	—	—	—		—		300
Mortgage banking net revenue	—		10	257	3	—		—		270
Other noninterest income(b)	87		103	9	4	129		—		332
Securities (losses) gains, net	8		—	—	—	(15)		—		(7)
Securities losses, net -non-qualifying hedges on MSRs	—		—	(2)	—	—		—		(2)
Total noninterest income	1,447		893	264	570	124		(180)		3,118
Noninterest expense:
Compensation and benefits	586		646	245	205	944		—		2,626
Technology and communications	17		5	11	1	354		—		388
Net occupancy expense(d)	33		191	10	15	63		—		312
Equipment expense	26		38	—	—	74		—		138
Leasing business expense	137		—	—	—	—		—		137
Marketing expense	7		38	3	2	57		—		107
Card and processing expense	6		86	—	1	(4)		—		89
Other noninterest expense	843		870	370	316	(1,268)		(180)		951
Total noninterest expense	1,655		1,874	639	540	220		(180)		4,748
Income before income taxes	1,873		143	178	119	1,204		—		3,517
Applicable income tax expense	354		29	37	25	302		—		747
Net income	1,519		114	141	94	902		—		2,770
Total goodwill	$1,980		2,303	—	231	—		—		4,514
Total assets	$73,306		92,079	33,270	13,836	(1,375)	(e)	—		211,116
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $6 and $1 for bank premises and equipment recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7 and Note 28.
(c)Includes impairment charges of $25 for operating lease equipment. For more information, refer to Note 8 and Note 28.
(d)Includes impairment losses and termination charges of $3 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $24 classified as held for sale. For more information, refer to Note 7.
222 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$1,903		1,667	381	139	692		—		4,782
Provision for (benefit from) credit losses	1,050		231	34	3	(221)		—		1,097
Net interest income after provision for (benefit from) credit losses	853		1,436	347	136	913		—		3,685
Noninterest income:
Commercial banking revenue	524		5	—	2	(3)		—		528
Service charges on deposits	343		215	—	1	—		—		559
Wealth and asset management revenue	3		172	—	498	—		(153)	(a)	520
Card and processing revenue	54		283	—	2	13		—		352
Leasing business revenue	276	(c)	—	—	—	—		—		276
Mortgage banking net revenue	—		8	307	5	—		—		320
Other noninterest income(b)	101		68	10	18	14		—		211
Securities gains, net	—		—	—	—	62		—		62
Securities gains, net -non-qualifying hedges on MSRs	—		—	2	—	—		—		2
Total noninterest income	1,301		751	319	526	86		(153)		2,830
Noninterest expense:
Compensation and benefits	557		649	221	218	945		—		2,590
Technology and communications	13		4	8	1	336		—		362
Net occupancy expense(d)	31		176	10	12	121		—		350
Equipment expense	27		41	—	1	61		—		130
Leasing business expense	140		—	—	—	—		—		140
Marketing expense	8		32	3	2	59		—		104
Card and processing expense	7		116	—	1	(3)		—		121
Other noninterest expense	938		851	276	298	(1,289)		(153)		921
Total noninterest expense	1,721		1,869	518	533	230		(153)		4,718
Income before income taxes	433		318	148	129	769		—		1,797
Applicable income tax expense	46		67	31	27	199		—		370
Net income	387		251	117	102	570		—		1,427
Total goodwill	$1,980		2,047	—	231	—		—		4,258
Total assets	$70,241		79,982	30,480	12,466	11,511	(e)	—		204,680
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $15 recorded in Branch Banking and $15 recorded in General Corporate and Other for bank premises and equipment. For more information, refer to Note 7 and Note 28.
(c)Includes impairment charges of $7 for operating lease equipment. For more information, refer to Note 8 and Note 28.
(d)Includes impairment losses and termination charges of $8 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $35 classified as held for sale. For more information, refer to Note 7.

223 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 ($ in millions)	Commercial Banking		Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations		Total
Net interest income	$2,360		2,371	325	182	(441)		—		4,797
Provision for credit losses	183		224	49	—	15		—		471
Net interest income after provision for credit losses	2,177		2,147	276	182	(456)		—		4,326
Noninterest income:
Commercial banking revenue	455		4	—	1	—		—		460
Service charges on deposits	308		260	—	1	(4)		—		565
Wealth and asset management revenue	3		158	—	469	—		(143)	(a)	487
Card and processing revenue	66		285	—	3	6		—		360
Leasing business revenue	270	(c)	—	—	—	—		—		270
Mortgage banking net revenue	—		6	279	2	—		—		287
Other noninterest income(b)	85		89	14	13	863		—		1,064
Securities gains, net	—		—	—	—	40		—		40
Securities gains, net -non-qualifying hedges on MSRs	—		—	3	—	—		—		3
Total noninterest income	1,187		802	296	489	905		(143)		3,536
Noninterest expense:
Compensation and benefits	466		601	196	217	938		—		2,418
Technology and communications	11		4	8	1	398		—		422
Net occupancy expense(d)	28		173	10	13	108		—		332
Equipment expense	25		48	—	1	55		—		129
Leasing business expense	133		—	—	—	—		—		133
Marketing expense	12		72	4	5	69		—		162
Card and processing expense	8		123	—	1	(2)		—		130
Other noninterest expense	938		839	237	291	(1,228)		(143)		934
Total noninterest expense	1,621		1,860	455	529	338		(143)		4,660
Income before income taxes	1,743		1,089	117	142	111		—		3,202
Applicable income tax expense	319		229	25	30	87		—		690
Net income	1,424		860	92	112	24		—		2,512
Total goodwill	$1,954		2,046	—	252	—		—		4,252
Total assets	$74,570		69,413	26,555	10,500	(11,669)	(e)	—		169,369
(a)Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Consolidated Statements of Income.
(b)Includes impairment charges of $11 and $17 for bank premises and equipment recorded in Branch Banking and General Corporate and Other, respectively. For more information, refer to Note 7.
(c)Includes impairment charges of $3 for operating lease equipment. For more information, refer to Note 8.
(d)Includes impairment losses and termination charges of $15 for ROU assets related to certain operating leases. For more information, refer to Note 9.
(e)Includes bank premises and equipment of $27 classified as held for sale. For more information, refer to Note 7.
224 Fifth Third Bancorp

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

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2021. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2021. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2021. This report appears on page 226 of the annual report.

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

/s/ Greg D. Carmichael	/s/ James C. Leonard
Greg D. Carmichael	James C. Leonard
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2022	February 25, 2022

225 Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Fifth Third Bancorp:

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Bancorp and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 25, 2022
226 Fifth Third Bancorp

ITEM 9B. OTHER INFORMATION
On February 22, 2022, the Board of Directors of the Bancorp approved an annual base salary of $500,000, a variable compensation target of $500,000 and a long-term incentive target of $600,000 for Lars Anderson’s 2022 fiscal year compensation. Mr. Anderson will continue to serve as Executive Vice President & Vice Chairman of Commercial Banking, Strategic Growth Initiatives.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “Election of Directors” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “Corporate Governance” and “Board of Directors, Its Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders. Fifth Third’s Code of Business Conduct and Ethics is available on Fifth Third’s corporate website at www.53.com. In addition, any future amendments to, or waivers from, a provision of the Fifth Third Code of Business Conduct and Ethics that applies to Fifth Third’s directors or executive officers (including Fifth Third’s principal executive officer, principal financial officer, and principal accounting officer or controller) will be posted at this internet address.

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption “Delinquent Section 16(a) Reports” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference under the captions “Compensation Discussion and Analysis,” “Compensation of Named Executive Officers,” “Board of Directors Compensation,” “CEO Pay Ratio,” “Human Capital and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “Certain Beneficial Owners,” “Election of Directors,” “Compensation Discussion and Analysis,” “Board of Directors Compensation,” and “Compensation of Named Executive Officers” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference under the captions “Certain Transactions”, “Election of Directors”, “Corporate Governance” and “Board of Directors, Its Committees, Meetings, and Functions” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference under the caption “Principal Independent External Audit Firm Fees” of the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders. The Bancorp’s principal independent external audit firm is Deloitte & Touche LLP, whose PCAOB Firm ID is 34.

227 Fifth Third Bancorp

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	124, 226
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	126
Notes to Consolidated Financial Statements	132

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

3.1	Amended Articles of Incorporation of Fifth Third Bancorp. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021.
3.2	Regulations of Fifth Third Bancorp, as Amended as of March 23, 2020. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2020.
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

228 Fifth Third Bancorp

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

4.26
Eighth Supplemental Indenture dated as of January 25, 2019 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

4.27	Form of 3.650% Senior Notes due 2024. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2019.
4.28
Second Amended and Restated Deposit Agreement, dated as of August 26, 2019, among Fifth Third Bancorp, as issuer, and American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of the depositary receipts issued. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the SEC on August 26, 2019.

4.29
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

4.31
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

4.34	Form of 2.375% Senior Notes due 2025. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2019.
4.35
Tenth Supplemental Indenture dated as of May 5, 2020 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.

4.36	Form of 1.625% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.37	Form of 2.550% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2020.
4.38
Form of Certificate Representing the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.39
Deposit Agreement dated July 30, 2020, between Fifth Third Bancorp, as issuer, American Stock Transfer & Trust Company, LLC, as depositary, transfer agent and registrar, and the holders from time to time of depositary receipts issued. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.40
Form of Depositary Receipt for the 4.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series L, of Fifth Third Bancorp. Incorporated by reference to Exhibit A of Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2020.

4.41
Eleventh Supplemental Indenture dated as of November 1, 2021 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2021.

4.42	Form of 1.707% Fixed Rate/Floating Rate Senior Notes due 2027. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2021.
4.43	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.44	Description of Registrant’s Securities.
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

229 Fifth Third Bancorp

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
10.25
Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.*

10.26
Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2014.*

10.27
First Amendment to the Fifth Third Bancorp Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.28
Second Amendment to the Fifth Third Bancorp Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*

10.29	Fifth Third Bank, National Association Executive Severance Benefits Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021.*
10.30	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.31	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.32	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.33	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.*
10.34	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.35	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.36	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.37	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.38
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

230 Fifth Third Bancorp

10.41
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

10.43	Bancorp Director Pay Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016.*
10.44	2016 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.45
2017 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.46	2017 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.47
2017 Restricted Stock Unit Grant Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*

10.48	Long-Term Incentive Award Overview February 2017 Grants. Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.*
10.49
Restricted Stock Unit Grant Agreement (for Directors) for Fifth Third Bancorp 2017 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017.*

10.50
2018 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*

10.51	2018 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.52	2018 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.53	Long-Term Incentive Award Overview 2018 Grants. Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.*
10.54	2018 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.*
10.55
2018 Long-Term Incentive Compensation Program Overview February 2019 Grants. Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.56	2019 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.57	2019 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*
10.58
2019 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.*

10.59
2019 Long-Term Incentive Compensation Program Overview February 2020 Grants. Incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.60	2020 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.61	2020 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.62
2020 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*

10.63	2019 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.*
10.64	2020 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.*
10.65
2020 Long-Term Incentive Compensation Program Overview February 2021 Grants. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.66	2021 Performance Share Award Agreement. Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.67	2021 Restricted Stock Unit Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*
10.68
2021 Stock Appreciation Right Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.*

10.69	2021 Restricted Stock Unit Grant Agreement (for Directors). Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.*
10.70	Fifth Third Bancorp 2021 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement filed on March 2, 2021.*
10.71	2021 Long-Term Incentive Compensation Program Overview February 2022 Grants.*
10.72	2022 Performance Share Award Agreement.*
10.73	2022 Restricted Stock Unit Agreement (for Executive Officers).*
10.74	2022 Stock Appreciation Right Award Agreement (for Executive Officers).*
10.75
Master Confirmation, as supplemented by two Supplemental Confirmations, for accelerated share repurchase transaction dated March 11, 2019 between Fifth Third Bancorp and JPMorgan Chase Bank, National Association, London Branch. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019.**

231 Fifth Third Bancorp

10.76
Master Confirmation dated as of August 5, 2019, as supplemented by a Supplemental Confirmation dated August 5, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.***

10.77
Employment Agreement between Fifth Third Bancorp, Fifth Third Bank, and Teresa Tanner dated July 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 3, 2019.*

10.78
Supplemental Confirmation dated January 22, 2021, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.***

10.79
Supplemental Confirmation dated April 21, 2021, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.***

10.80
Supplemental Confirmations each dated July 23, 2021, to Master Confirmation dated August 7, 2019, for accelerated share repurchase transaction between Fifth Third Bancorp and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.***

10.81	Supplemental Confirmation dated October 27, 2021, to Master Confirmation dated July 29, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Morgan Stanley & Co. LLC. ***
21	Fifth Third Bancorp Subsidiaries, as of February 15, 2022.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INSXBRL	Instance Document.
101.SCHXBRL	Taxonomy Extension Schema Document.
101.CALXBRL	Taxonomy Extension Calculation Linkbase Document.
101.DEFXBRL	Taxonomy Extension Definition Linkbase Document.
101.LABXBRL	Taxonomy Extension Label Linkbase Document.
101.PREXBRL	Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
232 Fifth Third Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman and CEO
Principal Executive Officer
February 25, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman and CEO
Principal Executive Officer

/s/ James C. Leonard
James C. Leonard
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Executive Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ Greg D. Carmichael
Greg D. Carmichael
Chairman

/s/ Marsha C. Williams
Marsha C. Williams
Lead Independent Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Linda W. Clement-Holmes
Linda W. Clement-Holmes

/s/ C. Bryan Daniels
C. Bryan Daniels

/s/ Mitchell S. Feiger
Mitchell S. Feiger

/s/ Thomas H. Harvey
Thomas H. Harvey

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Eileen A. Mallesch
Eileen A. Mallesch

/s/ Michael B. McCallister
Michael B. McCallister
233 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Other Short-Term Investments	Investment Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2021	$114,117	33,243	37,018	184,378	3,055	21,050	206,324
2020	114,411	21,935	36,342	172,688	2,978	20,933	194,230
2019	107,794	2,140	35,470	145,404	2,748	16,903	163,936
2018	93,876	1,476	33,553	128,905	2,200	12,203	142,183
2017	92,731	1,390	32,172	126,293	2,224	13,236	140,527
2016	94,320	1,866	30,099	126,285	2,303	14,870	142,173
2015	93,339	3,258	26,987	123,584	2,608	15,100	139,999
2014	91,127	3,043	21,823	115,993	2,892	14,443	131,847
2013	89,093	2,417	16,444	107,954	2,482	15,025	123,704
2012	84,822	1,495	15,319	101,636	2,355	15,643	117,562

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Certificates of Deposit(a)	Foreign Office and Other	Total	Short-Term Borrowings(b)	Total
2021	$62,028	45,850	20,531	30,631	3,744	164	162,948	1,440	164,388
2020	47,111	46,890	16,440	29,879	7,455	256	148,031	2,094	150,125
2019	34,343	36,658	14,041	25,879	9,974	474	121,369	2,313	123,682
2018	32,634	29,818	13,330	21,769	6,532	839	104,922	3,120	108,042
2017	35,093	26,382	13,958	20,231	6,335	665	102,664	3,715	106,379
2016	35,862	25,143	14,346	19,523	6,745	830	102,449	3,351	105,800
2015	35,164	26,160	14,951	18,152	6,920	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	7,691	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	10,099	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	7,408	1,555	85,551	4,806	90,357

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared
2021	$5,211	441	3,118	4,748	2,659	3.78	3.73	1.14
2020	5,572	790	2,830	4,718	1,323	1.84	1.83	1.08
2019	6,254	1,457	3,536	4,660	2,419	3.38	3.33	0.94
2018	5,183	1,043	2,790	3,958	2,118	3.11	3.06	0.74
2017	4,489	691	3,224	3,782	2,105	2.86	2.81	0.60
2016	4,193	578	2,696	3,737	1,472	1.92	1.91	0.53
2015	4,028	495	3,003	3,643	1,610	2.00	1.97	0.52
2014	4,030	451	2,473	3,619	1,384	1.65	1.63	0.51
2013	3,973	412	3,227	3,978	1,799	2.05	2.02	0.47
2012	4,107	512	2,999	4,083	1,541	1.69	1.66	0.36

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2021	682,777,664	$2,051	2,116	3,624	20,236	1,207	(7,024)	22,210	29.43	1,892
2020	712,760,325	2,051	2,116	3,635	18,384	2,601	(5,676)	23,111	29.46	2,453
2019	708,915,629	2,051	1,770	3,599	18,315	1,192	(5,724)	21,203	27.41	1,202
2018	646,630,857	2,051	1,331	2,873	16,578	(112)	(6,471)	16,250	23.07	1,103
2017	693,804,893	2,051	1,331	2,790	14,957	73	(5,002)	16,200	21.43	1,196
2016	750,479,299	2,051	1,331	2,756	13,290	59	(3,433)	16,054	19.62	1,253
2015	785,080,314	2,051	1,331	2,666	12,224	197	(2,764)	15,705	18.31	1,272
2014	824,046,952	2,051	1,331	2,646	11,034	429	(1,972)	15,519	17.22	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
(a) Includes CDs $250,000 or less and CDs over $250,000.
(b) Includes federal funds purchased and other short-term borrowings.

234 Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS	FIFTH THIRD BANCORP OFFICERS	REGIONAL PRESIDENTS
Greg D. Carmichael	Greg D. Carmichael	Michael Ash David Briggs Joseph DiRocco Timothy Elsbrock Lee Fite David Girodat Kimberly Halbauer Francie Henry Mark Hoppe Randy Koporc Cary Putrino Jim Weiss Thomas G. Welch, Jr. Joseph Yurosek
Chairman & Chief Executive Officer	Chairman &
Fifth Third Bancorp	Chief Executive Officer

Marsha C. Williams, Lead Director	Kristine R. Garrett Executive Vice President & Head of Wealth & Asset Management
Retired Chief Financial Officer
Orbitz Worldwide, Inc.

Nicholas K. Akins Chairman, President & Chief Executive Officer American Electric Power Company	Kala J. Gibson Executive Vice President & Chief Corporate Social Responsibility Officer

B. Evan Bayh, III Senior Advisor Apollo Global Management
Howard Hammond Executive Vice President & Head of Consumer Bank

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee
Eileen A. Mallesch, Chair
Katherine B. Blackburn
Thomas H. Harvey
Jewell D. Hoover
Michael B. McCallister

Finance Committee
Gary R. Heminger, Chair
Nicholas K. Akins
Jorge L. Benitez
Emerson L. Brumback
Eileen A. Mallesch
Michael B. McCallister
Marsha C. Williams

Human Capital and Compensation Committee
Michael B. McCallister, Chair
Emerson L. Brumback
Gary R. Heminger
Eileen A. Mallesch
Marsha C. Williams

Nominating and Corporate Governance Committee
Nicholas K. Akins, Chair
B. Evan Bayh, III
Jorge L. Benitez
Katherine B. Blackburn
Thomas H. Harvey
Marsha C. Williams

Risk and Compliance Committee
Emerson L. Brumback, Chair
Linda W. Clement-Holmes
C. Bryan Daniels
Gary R. Heminger
Jewell D. Hoover
Eileen A. Mallesch

Technology Committee
Jorge L. Benitez, Chair
Nicholas K. Akins
B. Evan Bayh, III
Linda W. Clement-Holmes
C. Bryan Daniels
Thomas H. Harvey

Jorge L. Benitez Retired Chief Executive Officer North America of Accenture plc
Mark D. Hazel Executive Vice President & Controller

Katherine B. Blackburn Executive Vice President Cincinnati Bengals, Inc.
Kevin P. Lavender Executive Vice President & Head of Commercial Banking

Emerson L. Brumback Retired President & Chief Operating Officer M&T Bank
James C. Leonard Executive Vice President & Chief Financial Officer

Linda W. Clement-Holmes Retired Chief Information Officer The Procter & Gamble Company
Nancy A. Pinckney Executive Vice President & Chief Human Resource Officer

C. Bryan Daniels Founding Partner Prairie Capital
Jude A. Schramm Executive Vice President & Chief Information Officer

Mitchell S. Feiger Retired CEO and President MB Financial, Inc.
Robert P. Shaffer Executive Vice President & Chief Risk Officer

Thomas H. Harvey Chief Executive Officer Energy Innovation: Policy and Technology, LLC
Timothy N. Spence President

Gary R. Heminger Retired Chief Executive Officer & Chairman Marathon Petroleum Corporation	Richard L. Stein Executive Vice President & Chief Credit Officer

Jewell D. Hoover Retired Senior Official Comptroller of the Currency	Melissa S. Stevens Executive Vice President & Head of Digital, Marketing, Design and Innovation

Eileen A. Mallesch Retired Chief Financial Officer Nationwide Property & Casualty Segment, Nationwide Mutual Insurance Company

Susan B. Zaunbrecher Executive Vice President & Chief Legal Officer

Michael B. McCallister Retired Chairman & Chief Executive Officer Humana, Inc.

235 Fifth Third Bancorp